Form 10-Q
period 1994-03-31
PUGET SOUND POWER & LIGHT CO /WA/
filed 1994-05-13
CIK 81100

=============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q


         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1994

              OR

        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        _____________________________

                        Commission File Number 1-4393
                        _____________________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes /X/        No / /

The number of shares of registrant's common stock outstanding at March 31, 1994 was 63,629,416.

===========================================================================

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                      Puget Sound Power & Light Company
                      CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months Ended March 31
                                                      1994         1993
                                                   -------      -------
                                                      (Unaudited)
                                               (Thousands except shares
                                                 and per share amounts)

OPERATING REVENUES                                $329,222     $323,974
                                                   -------     -------
OPERATING EXPENSES:
 Operation:
  Purchased and interchanged power                  99,730       80,554
  Fuel                                              12,293       22,068
  Other                                             52,278       45,395
 Maintenance                                        11,358       10,892
 Depreciation and amortization                      29,875       30,839
 Taxes other than federal income taxes              29,533       29,398
 Federal income taxes                               30,263       31,906
                                                   -------      -------
    Total operating expenses                       265,330      251,052
                                                   -------      -------
OPERATING INCOME                                    63,892       72,922
                                                   -------      -------
OTHER INCOME:
 Miscellaneous - net of taxes                        3,881        3,718
                                                   -------      -------
    Total other income                               3,881        3,718
                                                   -------      -------
INCOME BEFORE INTEREST CHARGES                      67,773       76,640
                                                   -------      -------
INTEREST CHARGES
 Interest and amortization on long-term debt        20,856       21,939
 Allowance for funds used during
  construction - debt portion                         (722)        (690)
 Other                                               1,112          709
                                                   -------      -------
    Total interest charges                          21,246       21,958
                                                   -------      -------
NET INCOME                                          46,527       54,682
                                                   -------      -------
DEDUCT:
 Preferred stock dividend accrual                    3,827        4,339
                                                   -------      -------
INCOME FOR COMMON STOCK                           $ 42,700     $ 50,343
                                                   =======      =======
COMMON SHARES OUTSTANDING -
 WEIGHTED AVERAGE                               63,629,416   58,766,352
EARNINGS PER COMMON SHARE (Note a)                   $0.67        $0.86
DIVIDENDS PAID PER COMMON SHARE                      $0.46        $0.45

                      Puget Sound Power & Light Company
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                  March 31  December 31
                                                      1994         1993
                                                 ---------    ---------
                                                      (Unaudited)
                                                 (Thousands of Dollars)
UTILITY PLANT:
 Electric Plant, at original cost
  (including construction work in
  progress of $100,202,000 and
  $97,932,000 respectively)                     $3,162,091   $3,134,747
 Less: Accumulated depreciation                  1,000,857      981,535
                                                 ---------    ---------
    Net utility plant                            2,161,234    2,153,212
                                                 ---------    ---------

OTHER PROPERTY AND INVESTMENTS:
 Investment in Bonneville Exchange Power
  Contract (Note b)                                106,363      108,002
 Investment in terminated generating projects        8,470       12,612
 Investments in and advances to subsidiaries        65,092       90,423
 Energy conservation loans to customers              1,918        2,284
 Other investments, at cost                         15,786       15,960
                                                 ---------    ---------
    Total other property and investments           197,629      229,281
                                                 ---------    ---------

CURRENT ASSETS:
 Cash                                                6,283        3,445
 Accounts receivable                               109,057       90,863
 Estimated unbilled revenue                         65,300       89,266
 PRAM accrued revenues                              39,765       37,212
 Materials and supplies, at average cost            52,261       52,383
 Prepayments and Other                               8,279        5,185
                                                 ---------    ---------
    Total current assets                           280,945      278,354
                                                 ---------    ---------

LONG TERM ASSETS:
 Regulatory asset - SFAS No. 109                   276,060      280,639
 Unamortized energy conservation charges (Note c)  236,799      231,331
 PRAM accrued revenues (net of current portion)     50,144       47,795
 Unamortized debt expense                            8,453        8,550
 Other                                             123,364      111,968
                                                 ---------    ---------
    Total long-term assets                         694,820      680,283
                                                 ---------    ---------
    TOTAL ASSETS                                $3,334,628   $3,341,130
                                                 =========    =========

                      Puget Sound Power & Light Company
                         CONSOLIDATED BALANCE SHEETS

                        CAPITALIZATION AND LIABILITIES

                                                  March 31  December 31
                                                      1994         1993
                                                 ---------    ---------
                                                      (Unaudited)
                                                 (Thousands of Dollars)
CAPITALIZATION:
 Shareholders' investment:
  Common stock, $10 stated value,
   80,000,000 shares authorized,
   63,629,416 shares outstanding                $  636,294   $  636,294
  Additional paid-in capital                       328,611      329,922
  Earnings reinvested in the business              233,535      220,259
                                                 ---------    ---------
    Total common equity                          1,198,440    1,186,475

 Preferred stock not subject to
  mandatory redemption                             125,000      115,000
 Preferred stock subject to
  mandatory redemption                              91,972       93,176
 Long-term debt                                  1,041,201    1,036,079
                                                 ---------    ---------
    Total capitalization                         2,456,613    2,430,730
                                                 ---------    ---------
CURRENT LIABILITIES
 Accounts payable                                   46,250       53,449
 Short-term debt                                   106,206      149,306
 Current maturities of long-term debt                8,000       23,000
 Accrued expenses:
  Taxes                                             64,238       39,124
  Salaries and wages                                24,960       26,289
  Interest                                          24,301       23,832
 Other                                              26,169       22,216
                                                 ---------    ---------
    Total current liabilities                      300,124      337,216
                                                 ---------    ---------
DEFERRED TAXES:
 Deferred income taxes                             532,153      528,665
 Deferred investment tax credits                     1,037        1,142
                                                 ---------    ---------
    Total deferred taxes                           533,190      529,807
                                                 ---------    ---------
OTHER DEFERRED CREDITS:
 Customer advances for construction                 19,333       19,131
 Other                                              25,368       24,246
                                                 ---------    ---------
    Total other deferred credits                    44,701       43,377
                                                 ---------    ---------
TOTAL CAPITALIZATION AND LIABILITIES            $3,334,628   $3,341,130
                                                 =========    =========

                      Puget Sound Power & Light Company
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three Months Ended March 31
                                                          1994         1993
                                                       -------      -------
                                                          (Unaudited)
                                                     (Thousands of Dollars)
OPERATING ACTIVITIES:
- - --------------------
Net income                                             $46,527     $ 54,682
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                         29,875       30,839
  Deferred income taxes and tax credits - net            7,963       16,978
  AFUDC - equity portion                                   (41)        (430)
  PRAM accrued revenues - net                           (4,902)     (27,339)
  Other                                                  1,375      (19,140)
  Change in certain current assets
   and liabilities (Note d)                             23,807       43,756
- - ---------------------------------------------------------------------------
    Net Cash Provided by Operating Activities          104,604       99,346
- - ---------------------------------------------------------------------------

INVESTING ACTIVITIES:
- - --------------------
Construction expenditures - excluding equity AFUDC     (35,497)     (30,631)
Additions to energy conservation program               (12,168)     (14,387)
Decrease in energy conservation loans                      367          487
Cash received from subsidiary                           30,136           --
Other (including subsidiary advances)                   (5,362)      (1,440)
- - ---------------------------------------------------------------------------
    Net Cash Used by Investing Activities              (22,524)     (45,971)
- - ---------------------------------------------------------------------------

FINANCING ACTIVITIES:
- - --------------------
Decrease in short-term debt                            (43,101)     (46,945)
Dividends paid (net of newly issued shares
 totaling $6,184,000 in 1993)                          (33,252)     (24,597)
Issuance of preferred stock and common stock            50,000        4,063
Issuance of bonds                                       55,000       70,000
Redemption of bonds and notes                          (65,003)    (164,002)
Redemption of preferred stock                          (41,204)        (600)
Issue costs of bonds and stock                          (1,682)        (458)
- - ---------------------------------------------------------------------------
    Net Cash Used by  Financing Activities             (79,242)    (162,539)
- - ---------------------------------------------------------------------------
Increase (Decrease) in Cash                              2,838     (109,164)
Cash at Beginning of Period                              3,445      121,106
- - ---------------------------------------------------------------------------
Cash at End of Period                                  $ 6,283      $11,942
===========================================================================

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------


(a)  Earnings Per Common Share

Earnings per common share for the three months ended March 31, 1994 and 1993 have been computed by dividing income for common stock by the weighted average number of common shares outstanding.

(b)  Investment in Bonneville Exchange Power Contract

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

In its general rate order issued on January 17, 1990, the Washington Utilities and Transportation Commission (the "Washington Commission") found that all WPPSS Unit 3/Bonneville Exchange Power costs had been prudently incurred. Under terms of the order, approximately two-thirds or $97 million of the investment in Bonneville Exchange Power is included in rate base and amortized on a straight-line basis over the remaining life of the Bonneville Exchange Power Contract (amortization is included in "Purchased and interchanged power"). The remainder of the Company's investment is being recovered in rates over ten years, without a return during the recovery period. Beginning in 1990, the related amortization is included in "Depreciation and amortization," pursuant to a FERC accounting directive.

Statement of Financial Accounting Standards No. 90 ("Statement No. 90") requires that amounts recoverable through rates be adjusted to their present value using a discount rate as specified in Statement No. 90. In the fourth quarter of 1989, the Company adjusted its investment account downward by $21.2 million. The impact of the adjustment on net income, net of the $7.2 million deferred tax benefit, was approximately $14 million. The adjustment to present value in 1989 results in reduced net amortization expense over the ten-year recovery period, the effect of which is included in other income.

Several issues in the litigation relating to WPPSS Unit 3, including claims on behalf of WPPSS Unit 5 against the Company and the other Unit 3 owners seeking recovery of certain common costs, have not been settled by the Settlement Agreement. The claims with respect to WPPSS Unit 3 and Unit 5 common costs, made in the United States District Court for the Western District of Washington, arise out of the fact that Unit 3 and Unit 5 were being constructed adjacent to each other and were planned to share certain costs. Unit 3 is in a state of extended construction delay, and Unit 5 was terminated prior to completion. In 1989, the Company and other parties submitted arguments and affidavits to the United States District Court, in response to an order of the court, on the proper basis or bases upon which costs should have been allocated between Unit 3 and Unit 5 under the WPPSS Unit 4 and 5 Bond Resolution. On October 5, 1990, the District Court ruled that certain cost allocations between Unit 3 and Unit 5 (and between WPPSS Unit 1 and Unit 4) were improper. The District Court determined that principles of incremental cost sharing were not applied and, as a result, Units 4 and Unit 5 apparently bore more than their fair and equitable share of construction costs. The District Court granted the motion by the trustee for WPPSS Unit 4 and Unit 5 bondholders for an accounting of all uses of WPPSS Unit 4 and Unit 5 bond proceeds to determine, among other things, the extent of improper allocation of such costs. In January 1991, the United States Court of Appeals for the Ninth Circuit granted the Company and others permission to appeal on an interlocutory basis from the District Court's orders. In February 1992, the Court of Appeals ruled on the District Court's October 5, 1990 order and held that principles of incremental cost sharing were not required and remanded the matter to the District Court for further proceedings. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition or operations of the Company.

(c)  Unamortized Conservation Costs

The Company's conservation expenditures are accumulated, included in rate base and amortized over a ten-year period at the direction of the Washington Commission. The Company's total unamortized conservation balance at March 31, 1994 was $237 million. The amount included in rate base by the Washington Commission in its September 1993 order, based on expenditures through April 30, 1993, was $201 million. Conservation investments made since April 30, 1993 are expected to be included in rates beginning October 1, 1994. In its April 1991 rate order, the Washington Commission authorized the Company to accrue, as non-cash income, the carrying costs on conservation investments (Allowance for Funds Used to Conserve Energy, or AFUCE) until such investments are included in rates.

(d)  Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all temporary investments to be cash equivalents. These temporary cash investments are securities held for cash management purposes, having maturities of three months or less at time of purchase. The net change in current assets and current liabilities for purposes of the Statement of Cash Flows excludes short-term debt, current maturities of long-term debt, and the current portion of Periodic Rate Adjustment Mechanism ("PRAM") accrued revenues.

The following provides additional information concerning cash flow activities:

Three Months Ended March 31                               1994         1993
- - ---------------------------------------------------------------------------
                                                      (Thousands)
Changes in current assets and current liabilities:
  Accounts receivable                                 $(18,194)    $(21,572)
  Unbilled revenues                                     23,966       21,814
  Materials and supplies                                   122         (617)
  Prepayments and Other                                 (3,095)       4,788
  Accounts payable                                      (7,199)       4,001
  Accrued expenses and Other                            28,207       35,342
- - ---------------------------------------------------------------------------
Net change in current assets and current liabilities   $23,807      $43,756
===========================================================================
Cash payments
  Interest (net of capitalized interest)               $20,386     $ 14,638
  Income taxes                                         $ 6,000     $     --
- - ---------------------------------------------------------------------------
(e)    Other

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

The general rate order also required the Company to file a case by November 1, 1993, demonstrating the prudency of its eight new power purchase contracts acquired since its last general rate case. Pending the resolution of the prudency review case, the Washington Commission ordered that the Company's new rates, effective October 1, 1993, would be collected subject to refund to the extent this proceeding demonstrates any of those contracts to be imprudent. The Washington Commission calculated the annual revenue requirement at risk to be up to $86.1 million. This amount is the difference between the Company's power costs under the new power purchase contracts and the Washington Commission's estimated cost of purchasing equivalent power on the secondary market. Revenues reported for the three months ending March 31 1994, which are at risk under the prudency review case, are approximately $26.5 million. Revenues reported since the Commission's order was effective October 1, 1993, which are at risk, are approximately $45.5 million.

On May 4, 1994, Commission Staff, the Public Counsel section of the State Attorney General's Office, and a group of industrial customers filed testimony in the Company's prudence review addressing the eight contracts initially subject to review plus an additional contract for a resource that went into operation on April 8, 1994. The testimony filed by the industrial customer group does not recommend any rate reduction or refund.

Commission Staff's testimony recommends that beginning October 1, 1994, the Company's rates be reduced by $22.6 million, and that the Company be directed to refund $12.8 million (which is the estimated amount expected to be collected in rates through September 30, 1994) associated with three purchased power contracts. Public Counsel's testimony recommends a $43.2 million rate reduction effective October 1, 1994, and that the Company be directed to refund $35.4 million. The disallowances proposed by Commission Staff and Public Counsel would continue throughout the term of the respective power contracts which have remaining terms of 14 to 20 years.

Based on the nature and terms of the contracts and existing regulatory precedents, management believes that these power purchase contracts were prudent, and that on those grounds the recommendations of Commission Staff and Public Counsel are not supportable. The contracts were acquired pursuant to the Company's integrated resource plan and all of the generating projects whose output is being purchased are completed, operational, and performing in accordance with the contracts. The ultimate resolution of this prudence review is subject to the determination of the Commission.

Cross-examination of the opposing testimony is scheduled to commence June 6, 1994. Filing of the Company's rebuttal case is due July 1, 1994. The Commission is expected to issue its decision in September, to be effective as of October 1, 1994.

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

The Company will file its fourth annual rate request under the PRAM by June 1, 1994. A decision from the Washington Commission is expected by late September of this year.

In 1994, the Company offered to 650 manager-level and eligible professional staff the opportunity to voluntarily leave or, if eligible, to retire from the Company. The offer was accepted by 98 employees in March 1994. A charge of $6.9 million ($4.5 million or 7 cents a share after-tax) was taken in the first quarter to reflect costs associated with this program and is included in other operating expenses.

The financial statements contained in this Form 10-Q are unaudited; however, in the opinion of the Company, they include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods shown.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net income for the three months ended March 31, 1994, was $46.5 million on operating revenues of $329.2 million, compared with net income of $54.7 million on operating revenues of $324.0 million for the same period in 1993. Income for common stock was $42.7 million for the first quarter of 1994 compared to $50.3 million for the first quarter of 1993. Earnings per common share were $0.67 for the first quarter of 1994 based on 63.6 million weighted average common shares, compared to $0.86 for the first quarter of 1993 based on 58.8 million weighted average common shares outstanding.

Total kilowatt-hour sales were 5.7 billion, including 0.4 billion in sales to other utilities, for the first quarter of 1994, compared to 5.5 billion, including 49 million in sales to other utilities, for the first quarter of 1993.

The Company's operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers do occur from season to season and from month to month within a season, primarily as a result of weather conditions. The Company normally experiences its highest energy sales in the first and fourth quarters of the year. Sales to other utilities also vary by quarter and year depending principally upon water conditions for the generation of hydroelectric power, customer usage and the energy requirements of other utilities. With the implementation of the PRAM in October 1991, earnings are no longer significantly influenced, up or down, by sales of surplus electricity to other utilities or by weather or hydro conditions.

Preferred stock dividends decreased $0.5 million for the three month period ending March 31, 1994 compared to the same period in 1993. Decreases due to the redemptions of the $50 million, Flexible Dutch Auction Rate Transferable Securities (FLEX DARTS) $100 Par Value Preferred Stock, Series B in July 1993 and the $40 million, Adjustable Rate Cumulative Preferred Stock, Series A ($100 par value) in February 1994 were partially offset by the issuance in February 1994 of the $50 million, Adjustable Rate Cumulative Preferred Stock, Series B ($25 par value).

         Comparative Periods Ending March 31, 1994 vs. March 31, 1993
                              Increase (Decrease)

                                                       Three Month Periods
                                                       -------------------
                                                          (In Millions)

Operating revenue changes
  General Rate Increase                                        $17.4
  PRAM surcharge billed                                          4.5
  Accrual of Revenue under the PRAM - Net                      (22.4)
  BPA Residential Purchase & Sale Agreement                      4.1
  Sales to other utilities                                       6.0
  Load and other changes                                        (4.4)
                                                                ----
    Total operating revenue changes                              5.2

Operating expense changes
  Purchased & interchanged power                                19.2
  Fuel                                                          (9.8)
  Other operation expenses                                       6.9
  Maintenance                                                    0.5
  Depreciation and amortization                                 (1.0)
  Taxes other than federal income taxes                          0.1
  Federal income taxes                                          (1.6)
                                                                ----
    Total operating expense changes                             14.3

Allowance for funds used during construction (AFUDC)            (0.4)

Other income                                                     0.6

Interest charges excluding AFUDC                                (0.7)
                                                                ----

  NET INCOME CHANGES                                           ($8.2)
                                                                 ===

The following is additional information pertaining to the changes outlined in the above table.

  Operating Revenues

  Revenues since October 1, 1993 increased as a result of rates authorized by the Washington Commission in its general rate and PRAM orders issued on September 21, 1993. See discussion of the general rate order and Periodic Rate Adjustment Mechanism in "Other.").

  Revenues in 1994 and 1993 were reduced because of the credit that the Company received through the Residential Purchase and Sale Agreement with the BPA. This credit, in the first quarter of 1994, was smaller by $4.1 million compared to the same period in 1993. The agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. A corresponding reduction is included in purchased and interchanged power expenses.

  Revenues from kilowatt-hour sales, excluding PRAM, were slightly lower in the first quarter of 1994 as compared to the same period in 1993 due to warmer than normal temperatures in the first three months of 1994.

  Operating Expenses

  Purchased and interchanged power expenses increased $19.2 million for the first quarter of 1994 compared to the same period in 1993. Higher levels of purchased power, which contributed an increase of $15.4 million, were influenced by new firm cogeneration power purchase contracts from PURPA (Public Utility Regulatory Policies Act) qualifying facilities. Also contributing to the increase was a $3.8 million reduction in credits associated with the Residential Purchase and Sale Agreement with BPA. (See discussion of Residential Purchase and Sale Agreement in "Operating revenues.")

  Fuel expense decreased $9.8 million for the three month comparative period as the Company purchased additional power from cogeneration facilities rather than run Company-owned gas turbines to generate electricity.

  Other operating expenses increased $6.9 million for the three month comparative period. This increase was primarily due to a $6.9 million charge to reflect costs associated with the Company's recently concluded voluntary early separation program. Additional increases of $1.1 million in amortization expense associated with the Company's conservation program and $1.1 million in transmission expenses were offset by a $2.4 million decrease in steam power generation expenses.

  Depreciation and amortization expense decreased $1.0 million for the first quarter of 1994 from the same period in 1993 as a result of a change in depreciation rates approved by the Washington Commission in the second quarter of 1993. This adjustment decreased depreciation expense by $2.6 million during the first quarter of 1994. This decrease was partially offset by the effects of new plant placed into service during the past year.

  Taxes other than federal income taxes increased $0.1 million for the three month comparative period due to an increase in municipal taxes of $0.5 million that was partially offset by a decrease of $0.4 in other federal and state taxes.

  Federal income taxes on operations decreased $1.6 million for the first quarter of 1994 from the same period in 1993 due to lower pre-tax operating income.

  AFUDC

  AFUDC, which does not represent current cash income, is normally included partially in other income and partially as an offset to interest expense.

  Other Income

  Other income increased $0.6 million in the first quarter of 1994 over the same period in 1993. An increase in subsidiary earnings of $1.1 million was partially offset by a $0.3 million decline in interest on advances to a subsidiary. Included in subsidiary earnings for the first quarter of 1994 is an after-tax gain of $1.9 million resulting from the sale of a project by the Company's hydro development subsidiary. Cash received from the sale, which totaled $30.1 million, has been paid to the Company and is recorded on the Statement of Cash Flows as "Cash received from subsidiary."

  Interest Charges

  Interest charges, which consist of interest and amortization on long-term debt and other interest, decreased $0.7 million for the first quarter of 1994 compared to the same period in 1993.

  Interest and amortization on long-term debt decreased $1.1 million for the first quarter of 1994. This decrease reflects First Mortgage Bond and Medium-Term Note retirements or reacquisitions totaling $297 million, which decreased interest expense by $2.5 million for the first quarter of 1994. Partially offsetting this decrease was additional interest of $1.5 million on eight recent issues of Secured Medium-Term Notes totaling $139 million. These Notes were issued during 1993 and the first quarter of 1994.

  Other interest expense increased $0.4 million for the first quarter of 1994 compared to the same period last year due to higher levels of outstanding short-term debt.

Construction expenditures (excluding AFUDC and AFUCE) for the first quarter of 1994 were $45.7 million, including $11.0 million of energy conservation expenditures, compared to $42.9 million, including $13.0 million of energy conservation expenditures, for the first quarter of 1993. Construction expenditures (excluding AFUDC and AFUCE) for the twelve months ending March 31, 1994 were $214.3 million, including $56.0 million of energy conservation expenditures. Construction expenditures (excluding AFUDC and AFUCE) for the twelve months ending March 31, 1993 were $229.6 million, including $53.7 million of energy conservation expenditures. Construction expenditures (excluding AFUDC and AFUCE) for 1994 and 1995 are expected to be $260 million and $207 million, respectively.

Cash provided by operations (net of dividends, AFUDC and AFUCE) as a percentage of construction expenditures (excluding AFUDC and AFUCE) was 152.6% and 170.4% for the first quarter of 1994 and 1993, respectively. Cash provided by operations (net of dividends, AFUDC and AFUCE) as a percentage of construction expenditures (excluding AFUDC and AFUCE) was 56.8% and 39.5% for the twelve months ending March 31, 1994 and 1993, respectively. The Company expects to fund an average of 79% of its estimated construction expenditures (excluding AFUDC and AFUCE) in 1994 through 1995 from cash provided by operations (net of dividends, AFUDC and AFUCE) with the balance being funded through the sales of securities, the nature, amount and timing of which will be subject to market conditions and other relevant factors. The Company made an initial payment of $8.0 million in 1993 for capacity rights to BPA's third A.C. transmission line to the southwestern United States and expects to pay the remaining cost of $72 million in 1994. Construction expenditure estimates are subject to periodic review and adjustment.

On February 1, 1994, the Company issued $55 million principal amount of Secured Medium-Term Notes Series B, due February 1, 2024, bearing interest at 7.35% per annum. Proceeds of this issue were used to extinguish $50 million principal amount of the Company's First Mortgage Bonds, 9.625% Series due 1997. The Company redeemed $24.5 million through a tender offer completed February 7, 1994. A portfolio of U.S. Government Treasury Securities was purchased to defease the remaining $25.5 million of the bonds.

On February 3, 1994, the Company issued $50 million, Adjustable Rate Cumulative Preferred Stock, Series B ($25 par value). The proceeds were used to retire the $40 million principal amount of its Adjustable Rate Cumulative Preferred Stock, Series A ($100 par value) and to pay down short-term debt.

On March 31, 1994, the Company had available $152 million in lines of credit with various banks, which provide credit support for outstanding commercial paper of $48.4 million, effectively reducing the available borrowing capacity under these lines of credit to $103.6 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements.


PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

For a description of legal proceedings relating to the Company's five percent interest in WPPSS Unit No. 3, see Note (b) to the Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibits are filed herewith:

         (12)-a Statement setting forth computation of ratios of earnings to fixed charges (1989 through 1993 and twelve months ending March 31, 1994).

         (12)-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1989 through 1993 and twelve months ending March 31, 1994).


    (b)  Reports on Form 8-K

         None

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PUGET SOUND POWER & LIGHT COMPANY


                                              William S. Weaver
                                       -------------------------------
                                              William S. Weaver
                                         Executive Vice President and
                                           Chief Financial Officer

Date: May 13, 1994                     Principal financial officer and
                                       officer duly authorized to sign this
                                       report on behalf of the registrant.