Form 10-Q
period 1994-06-30
PUGET SOUND POWER & LIGHT CO /WA/
filed 1994-08-15
CIK 81100

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                 FORM 10-Q

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1994

           OR

      / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ________


                       -----------------------------
                       Commission File Number 1-4393
                       -----------------------------


                    PUGET SOUND POWER & LIGHT COMPANY
           (Exact name of registrant as specified in its charter)

           Washington                                  91-0374630
           (State or other jurisdiction of       (I.R.S. Employee
           incorporation or organization)     Identification No.)


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

                        Yes /X/        No / /

The number of shares of registrant's common stock outstanding at June 30, 1994 was 63,629,416.

===========================================================================

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                      Puget Sound Power & Light Company
                      CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended June 30
                                                       1994         1993
                                                    -------      -------
                                                         (Unaudited)
                                                (Thousands except shares
                                                  and per share amounts)

OPERATING REVENUES                                 $263,612     $237,617
                                                    -------      -------
OPERATING EXPENSES:
 Operation:
  Purchased and interchanged power                   86,494       68,340
  Fuel                                                8,786        6,597
  Other                                              53,826       43,842
 Maintenance                                         13,744       13,802
 Depreciation and amortization                       30,230       27,738
 Taxes other than federal income taxes               24,512       23,123
 Federal income taxes                                10,441       11,136
                                                    -------      -------
    Total operating expenses                        228,033      194,578
                                                    -------      -------
OPERATING INCOME                                     35,579       43,039
                                                    -------      -------
OTHER INCOME:
 Allowance for funds used during construction -
  equity portion                                        152          493
 Miscellaneous - net of taxes                         3,189        4,121
                                                    -------      -------
    Total other income                                3,341        4,614
                                                    -------      -------
INCOME BEFORE INTEREST CHARGES                       38,920       47,653
                                                    -------      -------
INTEREST CHARGES
 Interest and amortization on long-term debt         20,881       21,518
 Allowance for funds used during
  construction - debt portion                          (888)        (772)
 Other                                                1,155          694
                                                    -------      -------
    Total interest charges                           21,148       21,440
                                                    -------      -------
NET INCOME                                           17,772       26,213
DEDUCT:                                             -------      -------
 Preferred stock dividend accrual                     3,980        4,286
                                                    -------      -------
INCOME FOR COMMON STOCK                            $ 13,792     $ 21,927
                                                    =======      =======
COMMON SHARES OUTSTANDING -
 WEIGHTED AVERAGE                                63,629,416   59,138,460
EARNINGS PER COMMON SHARE (Note a)                    $0.22        $0.37
DIVIDENDS PAID PER COMMON SHARE                       $0.46        $0.46

                      Puget Sound Power & Light Company
                      CONSOLIDATED STATEMENTS OF INCOME

                                                 Six Months Ended June 30
                                                        1994         1993
                                                     -------      -------
                                                          (Unaudited)
                                                 (Thousands except shares
                                                   and per share amounts)

OPERATING REVENUES                                  $592,834     $561,591
                                                     -------      -------
OPERATING EXPENSES:
 Operation:
  Purchased and interchanged power                   186,224      148,894
  Fuel                                                21,080       28,665
  Other                                              106,104       89,237
 Maintenance                                          25,102       24,694
 Depreciation and amortization                        60,105       58,577
 Taxes other than federal income taxes                54,045       52,521
 Federal income taxes                                 40,704       43,042
                                                     -------      -------
    Total operating expenses                         493,364      445,630
                                                     -------      -------
OPERATING INCOME                                      99,470      115,961
                                                     -------      -------
OTHER INCOME:
 Allowance for funds used during construction -
  equity portion                                         192          923
 Miscellaneous - net of taxes                          7,031        7,408
                                                     -------      -------
    Total other income                                 7,223        8,331
                                                     -------      -------
INCOME BEFORE INTEREST CHARGES                       106,693      124,292
                                                     -------      -------
INTEREST CHARGES:
 Interest and amortization on long-term debt          41,737       43,456
 Allowance for funds used during
  construction - debt portion                         (1,611)      (1,463)
 Other                                                 2,267        1,403
                                                     -------      -------
    Total interest charges                            42,393       43,396
                                                     -------      -------
NET INCOME                                            64,300       80,896
                                                     -------      -------
DEDUCT:
 Preferred stock dividend accrual                      7,808        8,626
                                                     -------      -------
INCOME FOR COMMON STOCK                             $ 56,492     $ 72,270
                                                     =======      =======
COMMON SHARES OUTSTANDING -
 WEIGHTED AVERAGE                                 63,629,416   58,952,475
EARNINGS PER COMMON SHARE (Note a)                     $0.89        $1.23
DIVIDENDS PAID PER COMMON SHARE                        $0.92        $0.91

                      Puget Sound Power & Light Company
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                     June 30   December 31
                                                        1994          1993
                                                    ---------    ---------
                                                          (Unaudited)
                                                    (Thousands of Dollars)
UTILITY PLANT:
 Electric Plant, at original cost (including
  construction work in progress of $100,700,000
  and $97,932,000, respectively)                   $3,188,022    3,134,747
  Less: Accumulated depreciation                    1,020,879      981,535
                                                    ---------    ---------
    Net utility plant                               2,167,143    2,153,212
                                                    ---------    ---------

OTHER PROPERTY AND INVESTMENTS:
 Investment in Bonneville Exchange Power
  Contract (Note b)                                   104,701      108,002
 Investment in terminated generating projects           4,267       12,612
 Investments in and advances to subsidiaries           68,192       90,423
 Energy conservation loans to customers                 1,734        2,284
 Other investments, at cost                            16,342       15,960
                                                    ---------    ---------
    Total other property and investments              195,236      229,281
                                                    ---------    ---------

CURRENT ASSETS:
 Cash                                                   6,270        3,445
 Accounts receivable                                   96,753       90,863
 Estimated unbilled revenue                            46,700       89,266
 PRAM accrued revenues                                 41,183       37,212
 Materials and supplies, at average cost               54,120       52,383
 Prepayments and Other                                  5,093        5,185
                                                    ---------    ---------
    Total current assets                              250,119      278,354
                                                    ---------    ---------

LONG-TERM ASSETS:
 Regulatory asset - SFAS No. 109                      273,533      280,639
 Unamortized energy conservation charges (Note c)     240,153      231,331
 PRAM accrued revenues (net of current portion)        59,328       47,795
 Unamortized debt expense                               8,512        8,550
 Other                                                115,634      111,968
                                                    ---------    ---------
    Total long-term assets                            697,160      680,283
                                                    ---------    ---------
    TOTAL ASSETS                                   $3,309,658   $3,341,130
                                                    =========    =========

                      Puget Sound Power & Light Company
                         CONSOLIDATED BALANCE SHEETS
                        CAPITALIZATION AND LIABILITIES

                                                     June 30    December 31
                                                        1994           1993
                                                    ---------     ---------
                                                          (Unaudited)
                                                     (Thousands of Dollars)
CAPITALIZATION:
 Shareholders' investment:
  Common stock, $10 stated value, 80,000,000
    shares authorized, 63,629,416 shares
    outstanding                                    $  636,294    $  636,294
  Additional paid-in capital                          328,622       329,922
  Earnings reinvested in the business                 218,212       220,259
                                                    ---------     ---------
    Total common equity                             1,183,128     1,186,475
 Preferred stock not subject to
  mandatory redemption                                125,000       115,000
 Preferred stock subject to
  mandatory redemption                                 91,267        93,176
 Long-term debt                                     1,071,235     1,036,079
                                                    ---------     ---------
    Total capitalization                            2,470,630     2,430,730
                                                    ---------     ---------
CURRENT LIABILITIES
 Accounts payable                                      46,584        53,449
 Short-term debt                                       94,308       149,306
 Current maturities of long-term debt                   8,000        23,000
 Accrued expenses:
  Taxes                                                34,663        39,124
  Salaries and wages                                   24,882        26,289
  Interest                                             24,853        23,832
 Other                                                 23,037        22,216
                                                    ---------     ---------
    Total current liabilities                         256,327       337,216
                                                    ---------     ---------
DEFERRED TAXES:
 Deferred income taxes                                530,937       528,665
 Deferred investment tax credits                          933         1,142
                                                    ---------     ---------
    Total deferred taxes                              531,870       529,807
                                                    ---------     ---------
OTHER DEFERRED CREDITS:
 Customer advances for construction                    20,723        19,131
 Other                                                 30,108        24,246
                                                    ---------     ---------
    Total other deferred credits                       50,831        43,377

ACCUMULATED PROVISION FOR SELF-INSURANCE                   --            --
CONTINGENCIES                                              --            --
                                                    ---------     ---------
TOTAL CAPITALIZATION AND LIABILITIES               $3,309,658    $3,341,130
                                                    =========     =========

                      Puget Sound Power & Light Company
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six Months Ended June 30
                                                        1994         1993
                                                     -------      -------
                                                          (Unaudited)
                                                    (Thousands of Dollars)
OPERATING ACTIVITIES:
- --------------------
Net income                                          $ 64,300     $ 80,896
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                       60,105       58,577
  Deferred income taxes and tax credits - net          9,170       21,271
  AFUDC - equity portion                                (192)        (923)
  PRAM accrued revenues - net                        (15,504)     (39,058)
  Other                                               21,003       (5,466)
  Change in certain current assets
    and liabilities (Note d)                          24,139       47,381
- -------------------------------------------------------------------------
    Net Cash Provided by Operating Activities        163,021      162,678
- -------------------------------------------------------------------------
INVESTING ACTIVITIES:
- --------------------
Construction expenditures - excluding equity AFUDC   (67,109)     (72,591)
Additions to energy conservation program             (22,188)     (32,390)
Decrease in energy conservation loans                    550          901
Cash received from subsidiary                         30,136           --
Other (including advances to subsidiaries)            (6,433)      (1,493)
- -------------------------------------------------------------------------
    Net Cash Used by Investing Activities            (65,044)    (105,573)
- -------------------------------------------------------------------------
FINANCING ACTIVITIES:
- --------------------
Decrease in short-term debt                          (54,998)      (8,250)
Dividends paid (net of newly issued shares
 totaling $12,584,000 in 1993)                       (66,346)     (49,444)
Issuance of common stock                                  --        7,921
Issuance of preferred stock                           50,000           --
Issuance of bonds                                     85,000       93,460
Redemption of bonds and notes                        (65,005)    (216,048)
Redemption of preferred stock                        (41,849)        (606)
Issue costs of bonds and stock                        (1,954)      (1,175)
- -------------------------------------------------------------------------
    Net Cash Used by Financing Activities            (95,152)    (174,142)
- -------------------------------------------------------------------------
Increase (Decrease) in Cash                            2,825     (117,037)
Cash at Beginning of Period                            3,445      121,106
- -------------------------------------------------------------------------
Cash at End of Period                               $  6,270     $  4,069
=========================================================================

                        NOTES TO FINANCIAL STATEMENTS

(a)  Earnings Per Common Share

Earnings per common share for the three and six months ended June 30, 1994 and 1993 have been computed by dividing income for common stock by the weighted average number of common shares outstanding.

(b)  Investment in Bonneville Exchange Power Contract

The Company has a five percent interest, as a tenant in common with three other investor-owned utilities and Washington Public Power Supply System ("WPPSS"), in the WPPSS Unit 3 project. The Unit 3 project is a partially constructed 1,240,000 kilowatt nuclear generating plant at Satsop, Washington, which was in a state of extended construction delay instituted by the Bonneville Power Administration ("BPA") and WPPSS in 1983. Unit 3 was recently terminated by WPPSS and the other owners. Under the terms of a settlement agreement (the "Settlement Agreement"), which includes a Settlement Exchange Agreement ("Bonneville Exchange Power Contract") between the Company and BPA dated September 17, 1985, the Company is receiving electric power (the "Bonneville Exchange Power") from the federal power system resources marketed by the BPA for a period of approximately 30.5 years which commenced January 1, 1987. The Settlement Agreement settled the claims of the Company against WPPSS and BPA relating to the construction delay of the WPPSS Unit 3 project.

In its general rate order issued on January 17, 1990, the Washington Utilities and Transportation Commission (the "Washington Commission") found that all WPPSS Unit 3/Bonneville Exchange Power costs had been prudently incurred. Under terms of the order, approximately two-thirds or $97 million of the investment in Bonneville Exchange Power is included in rate base and amortized on a straight-line basis over the remaining life of the Bonneville Exchange Power Contract (amortization is included in "Purchased and interchanged power"). The remainder of the Company's investment is being recovered in rates over ten years, without a return during the recovery period. Beginning in 1990, the related amortization is included in "Depreciation and amortization," pursuant to a Federal Energy Regulatory Commission ("FERC") accounting directive.

Statement of Financial Accounting Standards No. 90 ("Statement No. 90") requires that amounts recoverable through rates be adjusted to their present value using a discount rate as specified in Statement No. 90. In the fourth quarter of 1989, the Company adjusted its investment account downward by $21.2 million. The impact of the adjustment on net income, net of the $7.2 million deferred tax benefit, was approximately $14 million. The discount to present value in 1989 is being amortized to other income over the ten-year recovery period.

Several issues in the litigation relating to WPPSS Unit 3, including claims on behalf of WPPSS Unit 5 against the Company and the other Unit 3 owners seeking recovery of certain common costs, have not been settled by the Settlement Agreement. The claims with respect to WPPSS Unit 3 and Unit 5 common costs, made in the United States District Court for the Western District of Washington, arise out of the fact that Unit 3 and Unit 5, which was also terminated prior to completion, were being constructed adjacent to each other and were planned to share certain costs. In 1989, the Company and other parties submitted arguments and affidavits to the United States District Court, in response to an order of the court, on the proper basis or bases upon which costs should have been allocated between Unit 3 and Unit 5 under the WPPSS Unit 4 and 5 Bond Resolution. On October 5, 1990, the District Court ruled that certain cost allocations between Unit 3 and Unit 5 (and between WPPSS Unit 1 and Unit 4) were improper. The District Court determined that principles of incremental cost sharing were not applied and, as a result, Units 4 and Unit 5 apparently bore more than their fair and equitable share of construction costs. The District Court granted the motion by the trustee for WPPSS Unit 4 and Unit 5 bondholders for an accounting of all uses of WPPSS Unit 4 and Unit 5 bond proceeds to determine, among other things, the extent of improper allocation of such costs. In January 1991, the United States Court of Appeals for the Ninth Circuit granted the Company and others permission to appeal on an interlocutory basis from the District Court's orders. In February 1992, the Court of Appeals ruled on the District Court's October 5, 1990 order and held that principles of incremental cost sharing were not required and remanded the matter to the District Court for further proceedings. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition or operations of the Company.

(c)  Unamortized Conservation Costs

The Company's conservation expenditures are accumulated, included in rate base and amortized over a ten-year period at the direction of the Washington Commission. The Company's total unamortized conservation balance at June 30, 1994 was $240 million. The amount included in rate base by the Washington Commission in its September 1993 order, based on expenditures through April 30, 1993, was $201 million. Conservation investments made from May 1, 1993 to April 30, 1994 are expected to be included in rates beginning October 1, 1994. In its April 1991 rate order, the Washington Commission authorized the Company to accrue, as non-cash income, the carrying costs on conservation investments (Allowance for Funds Used to Conserve Energy, or AFUCE) until such investments are included in rates.

(d)  Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all temporary investments to be cash equivalents. These temporary cash investments are securities held for cash management purposes, having maturities of three months or less at time of purchase. The net change in current assets and current liabilities for purposes of the Statement of Cash Flows excludes short-term debt, current maturities of long-term debt, and the current portion of the Periodic Rate Adjustment Mechanism ("PRAM") accrued revenues.
The following provides additional information concerning cash flow activities:

Six Months Ended June 30                                1994         1993
- -------------------------------------------------------------------------
                                                            (Thousands)
Changes in current assets and current liabilities:
 Accounts receivable                                 $(5,890)     $ 4,334
 Unbilled revenues                                    42,566       40,357
 Materials and supplies                               (1,737)      (4,137)
 Prepayments and Other                                    91        7,185
 Accounts payable                                     (6,865)      (5,065)
 Accrued expenses and Other                           (4,026)       4,707
- -------------------------------------------------------------------------
Net change in current assets and current liabilities $24,139      $47,381
=========================================================================
Cash payments:
 Interest (net of capitalized interest):             $40,915      $38,282
 Income taxes                                        $35,000      $ 9,816
- -------------------------------------------------------------------------

(e)    Other

The Company's September 21, 1993 general rate order required the Company to file a case by November 1, 1993, demonstrating the prudency of its eight new power purchase contracts acquired since its last general rate case. Pending the resolution of the prudency review case, the Washington Commission ordered that the Company's new rates, effective October 1, 1993, would be collected subject to refund to the extent this proceeding demonstrates any of those contracts to be imprudent. The Washington Commission calculated the annual revenue requirement at risk to be up to $86.1 million. This amount is the difference between the Company's power costs under the new power purchase contracts and the Washington Commission's estimated cost of purchasing equivalent power on the secondary market. Revenues reported for the three months ended June 30 1994, which are at risk under the prudency review case, are approximately $26.3 million. Revenues reported since the Commission's order was effective October 1, 1993, which are at risk, are approximately $71.8 million.

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

Commission Staff's testimony recommended that beginning October 1, 1994, the Company's rates be reduced by $22.6 million, and that the Company be directed to refund $12.8 million (which is the estimated amount expected to be collected in rates through September 30, 1994) associated with three purchased power contracts. Public Counsel's testimony recommended a $43.2 million rate reduction effective October 1, 1994, and that the Company be directed to refund $35.4 million.
On June 3, 1994, the Commission Staff filed revised testimony reducing its recommended disallowance. Commission Staff's revised testimony now recommends that beginning October 1, 1994, the Company's rates be reduced by $9.9 million and that the Company be directed to refund $3.7 million. Public Counsel also filed revised testimony reducing its recommended disallowance on June 6, 1994. Public Counsel's testimony now recommends a $39.7 million rate reduction effective October 1, 1994 and that the Company be directed to refund $33.8 million. The disallowances proposed by Commission Staff and Public Counsel would continue throughout the term of the respective power contracts which have remaining terms of 14 to 20 years. The Public Counsel's recommended disallowance would, over the lives of the contracts, equal $1.2 billion, while the Commission Staff's disallowance would equal $215 million.

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

The Company filed its rebuttal case on July 1, 1994. Hearings on the opposing parties' cases as well as on the Company's rebuttal case occurred during the week of August 1, 1994. The Commission is expected to issue its decision in September, to be effective as of October 1, 1994.

On May 27, 1994, the Company filed for a $66.7 million increase in rates under the Washington Commission's Periodic Rate Adjustment Mechanism (PRAM). On July 12, 1994, the Company filed a revised PRAM request reducing the adjustment to $60.3 million. The increase would be effective during the period from October 1, 1994 through September 30, 1995.

Approximately $35 million of the $66.7 million request covers costs related to energy conservation programs and a new long-term contract for cogeneration power, at a facility which became operational this past spring. The remainder is due to the diminished availability of hydroelectric power, revised load growth projections and increased customer growth. $31.6 million was included in the May 27, 1994 PRAM filing in addition to the $66.7 million request for Commission review, but it would not be collected until the 1995-96 PRAM period, October 1, 1995 through September 30, 1996. The Washington Commission is expected to rule on the PRAM filing by late September 1994.

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

In the first quarter of 1994, the Company offered to 650 manager-level and eligible professional staff the opportunity to voluntarily leave or, if eligible, to retire from the Company. The offer was accepted by 98 employees in March 1994. A charge of $6.9 million ($4.5 million or 7 cents a share after-tax) was taken in the first quarter to reflect costs associated with this program and is included in other operating expenses.

During the second quarter, 155 Company employees, including 131 bargaining unit employees, elected to accept a second voluntary retirement package offered by the Company. A charge of $9.6 million ($6.2 million or 10 cents a share after-tax) was taken in the second quarter to reflect costs associated with this program and is included in other operating expenses.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1994, was $17.8 million on operating revenues of $263.6 million, compared with net income of $26.2 million on operating revenues of $237.6 million for the same period in 1993. Income for common stock was $13.8 million for the second quarter of 1994 and $21.9 million for the second quarter of 1993. Earnings per common share were $0.22 based on 63.6 million weighted average common shares outstanding for the second quarter of 1994, compared to $0.37 based on 59.1 million weighted average common shares outstanding for the same period in 1993.

For the first six months of 1994, net income was $64.3 million on operating revenues of $592.8 million, compared with net income of $80.9 million on operating revenues of $561.6 million for the corresponding period in 1993. Income for common stock was $56.5 million for the first half of 1994 and $72.3 million for the same period in 1993. Earnings per common share were $0.89 for the six months ended June 30, 1994 based on 63.6 million weighted average common shares outstanding and $1.23 for the same period in 1993 based on 59.0 million weighted average common shares.

The decline in net income for the three and six month periods reflects non-recurring after-tax charges of $6.2 million and $10.6 million, respectively, associated with the Company's two voluntary early retirement and separation programs offered during 1994. These charges, recorded in other operating expenses, represent decreases in earnings per common share of $0.10 and $0.17 for the second quarter and first half of 1994, respectively.

Total kilowatt-hour sales were 5.1 billion, including 0.9 billion in sales to other utilities, for the second quarter of 1994, compared to 4.5 billion, including 0.2 billion in sales to other utilities, for the second quarter of 1993. For the six month periods ended June 30, 1994 and 1993, total kilowatt-hour sales were 10.8 billion, including 1.2 billion in sales to other utilities, and 9.9 billion, including 0.3 billion in sales to other utilities, respectively.

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


Preferred stock dividends decreased $0.3 million and $0.8 million for the three and six month periods ended June 30, 1994, respectively, compared to the same periods in 1993. Decreases due to the redemptions of the $50 million, Flexible Dutch Auction Rate Transferable Securities (FLEX DARTS) $100 Par Value Preferred Stock, Series B in July 1993 and the $40 million, Adjustable Rate Cumulative Preferred Stock, Series A ($100 par value) in February 1994 were partially offset by the issuance in February 1994 of the $50 million, Adjustable Rate Cumulative Preferred Stock, Series B ($25 par value).

                       Comparative Periods Ended
                       --------------------------
                       June 30, 1994 vs. June 30, 1993
                     -------------------------------
                             Increase (Decrease)
                          -------------------

                                                           Three        Six
                                                           Month       Month
                                                          Periods     Periods
                                                          -------     -------
                                                             (In Millions)
Operating revenue changes
 General Rate Increase                                     $ 5.7       $23.9
 PRAM surcharge billed                                       5.0         9.5
 Accrual of Revenue under the PRAM - Net                    (1.1)      (23.6)
 BPA Residential Purchase & Sale Agreement                   2.5         6.6
 Sales to other utilities                                   13.9        19.9
 Load and other changes                                      0.0        (5.1)
                                                            ----        ----
    Total operating revenue changes                         26.0        31.2

Operating expense changes
 Purchased & interchanged power                             18.2        37.3
 Fuel                                                        2.2        (7.6)
 Other operation expenses                                   10.0        16.9
 Maintenance                                                (0.1)        0.4
 Depreciation and amortization                               2.5         1.5
 Taxes other than federal income taxes                       1.4         1.5
 Federal income taxes                                       (0.7)       (2.3)
                                                            ----        ----
    Total operating expense changes                         33.5        47.7

Allowance for funds used during construction ("AFUDC")      (0.2)       (0.6)

Other income                                                (0.9)       (0.4)

Interest charges excluding AFUDC                            (0.2)       (0.9)
                                                            ----        ----

NET INCOME CHANGES                                         $(8.4)     $(16.6)
                                                            ====       =====

The following is additional information pertaining to the changes outlined in the above table.

  Operating revenues

  Revenues since October 1, 1993 increased as a result of rates authorized by the Washington Commission in its general rate and PRAM orders issued on September 21, 1993. See discussion of the general rate order and Periodic Rate Adjustment Mechanism in "Other.").
  Revenues in 1994 and 1993 were reduced because of the credit that the Company received through the Residential Purchase and Sale Agreement with the BPA. These credits, in the second quarter and first half of 1994, were smaller by $2.5 million and $6.6 million, respectively, compared to the same periods in 1993. This agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. A corresponding reduction is included in purchased and interchanged power expenses.

  Revenues from kilowatt-hour sales, excluding PRAM, were slightly lower in the first half of 1994 as compared to the same period in 1993 due to warmer than normal temperatures in the first three months of 1994.

  Operating expenses

  Purchased and interchanged power expenses increased $18.2 million for the second quarter of 1994 and $37.3 million for the first half of 1994 compared to the same periods in 1993. Higher levels of purchased power, which contributed increases of $15.9 million and $31.2 million, were influenced by new firm power purchase contracts from PURPA (Public Utility Regulatory Policies Act) qualifying facilities. Also contributing to the increases were reductions in credits associated with the Residential Purchase and Sale Agreement with BPA of $2.3 million and $6.2 million for the three and six month periods. (See discussion of Residential Purchase and Sale Agreement in "Operating revenues.")

  Fuel expense increased $2.2 million for the three month comparative period and decreased $7.6 million for the six month comparative period. In the first quarter of 1994 the Company purchased additional power from cogeneration facilities rather than run Company-owned gas turbines to generate electricity.

  Other operating expenses increased $10.0 million and $16.9 million for the three and six month comparative periods, respectively. The increases were due primarily to non-recurring charges of $9.6 million and $16.3 million, for the comparative periods, to reflect costs associated with the Company's two voluntary early retirement and separation programs offered in 1994. Additional increases of $1.1 million and $2.2 million in amortization expense associated with the Company's conservation program for the three and six month comparative periods, respectively, were offset by decreases of $1.7 million and $4.1 million in steam generation expenses. The six month period also included an increase of $2.4 million in transmission and distribution expenses.

  Depreciation and amortization expense increased $2.5 million and $1.5 million for the three and six month comparative periods, respectively. The increases were due to the effects of new utility plant placed in service during the past year and were partially offset by reductions of $0.3 million and $0.5 million in miscellaneous amortization expense for the comparative periods. The second quarter increase was influenced by a change in depreciation rates approved by the Washington Commission in the second quarter of 1993, made retroactive to the beginning of 1993. This adjustment had the effect of decreasing depreciation expense by $2.6 million in the second quarter of 1993.

  Taxes other than federal income taxes increased $1.4 million and $1.5 million for three and six month comparative periods. Higher municipal and state excise taxes of $0.7 million and $1.1 million in the second quarter and first half of 1994, respectively, were primarily responsible for the increases. Excise taxes and municipal taxes are essentially revenue-based and are reflected as revenues are billed.

  Federal income taxes decreased $0.7 million and $2.3 million for the three and six month comparative periods, respectively. The decreases were due primarily to lower pre-tax operating income in the respective periods.

  AFUDC

  AFUDC, which does not represent current cash income, is normally included partially in other income and partially as an offset to interest expense.

  Other income

  Total other income decreased $0.9 million and $0.4 million for the three and six month periods ended June 30, 1994, over the same periods a year ago. The three month comparative period decrease is due primarily to actual environmental remediation costs, as determined in the second quarter of 1993, which were lower than previously accrued estimates. The six month decrease reflects an offsetting increase in subsidiary earnings of $1.1 million recorded in the first quarter of 1994. This increase was due to an after-tax gain of $1.9 million resulting from the sale of a project by the Company's hydro development subsidiary. Cash received from the sale, which totaled $30.1 million, has been paid to the Company and is recorded on the Statement of Cash Flows as "Cash received from subsidiary."

  Interest charges

  Interest charges, which consist of interest and amortization on long-term debt and other interest, decreased $0.2 million and $0.9 million for the three and six month periods ended June 30, 1994, respectively, compared to the same periods in 1993.

  Interest and amortization on long-term debt decreased $0.6 million for the three month comparative period and $1.7 million for the six month comparative period. Contributing decreases of $1.9 million and $4.5 million, for the comparative periods, were eight issues of First Mortgage Bond and Secured Medium-Term Note retirements or reacquisitions totaling $297 million redeemed or retired over the previous 18 months. These decreases were partially offset by higher interest expenses of $1.5 million and $2.9 million for the comparative periods attributable to nine issues of Medium-Term Notes totaling $169 million issued during the previous 17 months.

  Other interest expense increased $0.5 million and $0.9 million for the three and six month comparative periods, respectively, due to higher amounts of outstanding short-term debt and higher interest rates compared to the same periods in 1993.


Construction expenditures (excluding AFUDC and AFUCE) for the second quarter of 1994 were $39.5 million, including $8.8 million of conservation expenditures, compared to $57.5 million, including $16.3 million of conservation expenditures, for the second quarter of 1993. Year-to-date construction expenditures (excluding AFUDC and AFUCE) totaled $85.3 million, including $19.8 million of conservation expenditures, compared to $100.5 million, including $29.3 million of conservation expenditures, for the same period in 1993. Construction expenditures (excluding AFUDC and AFUCE) for 1994 and 1995 are expected to be $260 million and $207 million, respectively.

Cash provided by operations (net of dividends, AFUDC and AFUCE) as a percentage of construction expenditures (excluding AFUDC and AFUCE) was 59% and 48% for the second quarter of 1994 and 1993, respectively. Cash provided by operations (net of dividends, AFUDC and AFUCE) as a percentage of construction expenditures (excluding AFUDC and AFUCE) was 109% for both six month periods ended June 30, 1994 and 1993. The Company expects to fund an average of 74% of its estimated construction expenditures (excluding AFUDC and AFUCE) in 1994 and 1995 from cash provided by operations (net of dividends, AFUDC and AFUCE) with the balance being funded through the sales of securities, the nature, amount and timing of which will be subject to market conditions and other relevant factors. The Company made an initial payment of $8.0 million in 1993 for capacity rights to BPA's third A.C. transmission line to the southwest United States and expects to pay the remaining cost of $78 million in the fall of 1994. Construction expenditure estimates are subject to periodic review and adjustment.

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

On February 14, 1994, the Company redeemed $15 million principal amount of First Mortgage Bonds, 4.75% Series due May 1, 1994.

On May 27, 1994, the Company issued $30 million principal amount of Secured Medium-Term Notes Series B, due May 27, 2004, bearing interest at 7.80% per annum. Proceeds of this issue were used to pay down short-term debt.

On February 3, 1994, the Company issued $50 million, Adjustable Rate Cumulative Preferred Stock, Series B ($25 par value). The proceeds were used to retire the $40 million principal amount of its Adjustable Rate Cumulative Preferred Stock, Series A ($100 par value) and to pay down short-term debt.


On June 30, 1994 the Company had available $176.5 million in lines of credit with various banks, which provide credit support for outstanding commercial paper of $65.8 million, effectively reducing the unused available borrowing capacity under these lines of credit to $110.7 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements.

PART II - OTHER INFORMATION
ITEM 1  - LEGAL PROCEEDINGS

For a description of legal proceedings relating to the Company's five percent interest in WPPSS Unit No. 3, see Note (b) to the Financial Statements.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   The following exhibits are filed herewith:

          (12)-a Statement setting forth computation of ratios of earnings to fixed charges (1989 through 1993 and twelve months ended June 30, 1994).

         (12)-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1989 through 1993 and twelve months ended June 30, 1994).


    (b)   Reports on Form 8-K

          1. Form 8-K dated May 5, 1994, Item 5 - Other Events, related to the WUTC Staff recommendation regarding the Company's prudence review case.

          2. Form 8-K dated June 3, 1994, Item 5 - Other Events, related to the WUTC Staff filing revised testimony in the Company's prudence review case.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PUGET SOUND POWER & LIGHT COMPANY



Date:                                             R. E. Olson
                                      ------------------------------------
                                      Vice President Finance and Treasurer

                                      (Principal accounting officer and
                                      officer duly authorized to sign this
                                      report on behalf of the registrant)