Form 10-Q
period 1994-09-30
PUGET SOUND POWER & LIGHT CO /WA/
filed 1994-11-14
CIK 81100

=============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994

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
            (State or other                      (I.R.S. Employee
            jurisdiction of                   Identification No.)
            incorporation or
            organization)


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

                          Yes /X/        No / /

The number of shares of registrant's common stock outstanding at September 30, 1994 was 63,629,416.

==============================================================================

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                      Puget Sound Power & Light Company
                      CONSOLIDATED STATEMENTS OF INCOME

                                             Three Months Ended September 30
                                                          1994          1993
                                                       -------       -------
                                                            (Unaudited)
                                                    (Thousands except shares
                                                      and per share amounts)

OPERATING REVENUES                                    $264,289      $230,178
                                                       -------       -------
OPERATING EXPENSES:
 Operation:
  Purchased and interchanged power                      90,888        65,653
  Fuel                                                  13,897        11,974
  Other                                                 47,936        39,079
 Maintenance                                            14,655        15,321
 Depreciation and amortization                          30,240        28,485
 Taxes other than federal income taxes                  23,903        20,798
 Federal income taxes                                    9,666        13,363
                                                       -------       -------
    Total operating expense                            231,185       194,673
                                                       -------       -------
OPERATING INCOME                                        33,104        35,505
                                                       -------       -------
OTHER INCOME:
 Allowance for funds used during construction -
  equity portion                                           270         1,024
 Miscellaneous - net of taxes                            3,009         2,512
                                                       -------       -------
    Total other income                                   3,279         3,536
                                                       -------       -------
INCOME BEFORE INTEREST CHARGES                          36,383        39,041
                                                       -------       -------
INTEREST CHARGES:
 Interest and amortization on long-term debt            21,219        21,388
 Allowance for funds used during
  construction - debt portion                             (997)         (871)
 Other                                                   1,234           453
                                                       -------       -------
    Total interest charges                              21,456        20,970
                                                       -------       -------
NET INCOME                                              14,927        18,071
DEDUCT:                                                -------       -------
 Preferred stock dividend accrual                        3,945         3,921
                                                       -------       -------
INCOME FOR COMMON STOCK                               $ 10,982      $ 14,150
                                                       =======       =======
COMMON SHARES OUTSTANDING -
 WEIGHTED AVERAGE                                   63,629,416    62,095,491
EARNINGS PER COMMON SHARE (Note a)                       $0.17         $0.23
DIVIDENDS PAID PER COMMON SHARE                          $0.46         $0.46

                      Puget Sound Power & Light Company
                      CONSOLIDATED STATEMENTS OF INCOME

                                              Nine Months Ended September 30
                                                          1994          1993
                                                       -------       -------
                                                            (Unaudited)
                                                    (Thousands except shares
                                                      and per share amounts)

OPERATING REVENUES                                    $857,123      $791,769
OPERATING EXPENSES:                                    -------       -------
 Operation:
  Purchased and interchanged power                     277,111       214,547
  Fuel                                                  34,976        40,640
  Other                                                154,040       128,316
 Maintenance                                            39,758        40,015
 Depreciation and amortization                          90,345        87,062
 Taxes other than federal income taxes                  77,948        73,319
 Federal income taxes                                   50,371        56,404
                                                       -------       -------
    Total operating expenses                           724,549       640,303
                                                       -------       -------
OPERATING INCOME                                       132,574       151,466
                                                       -------       -------
OTHER INCOME:
 Allowance for funds used during construction -
  equity portion                                           463         1,947
 Miscellaneous - net of taxes                           10,039         9,920
                                                       -------       -------
    Total other income                                  10,502        11,867
                                                       -------       -------
INCOME BEFORE INTEREST CHARGES                         143,076       163,333
                                                       -------       -------
INTEREST CHARGES:
 Interest and amortization on long-term debt            62,957        64,844
 Allowance for funds used during
  construction - debt portion                           (2,608)       (2,334)
 Other                                                   3,501         1,856
                                                       -------       -------
    Total interest charges                              63,850        64,366
                                                       -------       -------
NET INCOME                                              79,226        98,967
                                                       -------       -------
DEDUCT:
 Preferred stock dividend accrual                       11,752        12,547
                                                       -------       -------

INCOME FOR COMMON STOCK                               $ 67,474      $ 86,420
                                                       =======       =======
COMMON SHARES OUTSTANDING -
 WEIGHTED AVERAGE                                   63,629,416    60,172,493
EARNINGS PER COMMON SHARE (Note a)                       $1.06         $1.44
DIVIDENDS PAID PER COMMON SHARE                          $1.38         $1.37

                      Puget Sound Power & Light Company
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                  September 30   December 31
                                                          1994          1993
                                                     ---------     ---------
                                                            (Unaudited)
                                                      (Thousands of Dollars)
UTILITY PLANT:
 Electric Plant, at original cost (including
  construction work in progress of $111,847,000
  and $97,932,000, respectively)                    $3,220,432    $3,134,747
  Less: Accumulated depreciation                     1,041,949       981,535
                                                     ---------     ---------
    Net utility plant                                2,178,483     2,153,212
                                                     ---------     ---------

OTHER PROPERTY AND INVESTMENTS:
 Investment in Bonneville Exchange Power
  Contract (Note b)                                    103,017       108,002
 Investment in terminated generating projects               --        12,612
 Investments in and advances to subsidiaries            70,414        90,423
 Energy conservation loans to customers                  1,550         2,284
 Other investments, at cost                             15,445        15,960
                                                     ---------     ---------
    Total other property and investments               190,426       229,281
                                                     ---------     ---------

CURRENT ASSETS:
 Cash                                                    4,578         3,445
 Accounts receivable                                    82,864        90,863
 Estimated unbilled revenue                             51,481        89,266
 PRAM accrued revenues                                  53,179        37,212
 Materials and supplies, at average cost                51,452        52,383
 Prepayments and Other                                  10,416         5,185
                                                     ---------     ---------
    Total current assets                               253,970       278,354
                                                     ---------     ---------

LONG TERM ASSETS:
 Regulatory asset - SFAS No. 109                       269,176       280,639
 Unamortized energy conservation charges (Note c)      240,303       231,331
 PRAM accrued revenues (net of current portion)         62,857        47,795
 Unamortized debt expense                                8,293         8,550
 Other                                                 107,786       111,968
                                                     ---------     ---------
    Total long-term assets                             688,415       680,283
                                                     ---------     ---------
    TOTAL ASSETS                                    $3,311,294    $3,341,130
                                                     =========     =========

                      Puget Sound Power & Light Company
                         CONSOLIDATED BALANCE SHEETS
                        CAPITALIZATION AND LIABILITIES

                                                  September 30   December 31
                                                          1994          1993
                                                     ---------     ---------
                                                           (Unaudited)
                                                      (Thousands of Dollars)
CAPITALIZATION:
 Shareholders' investment:
  Common stock, $10 stated value, 80,000,000
  shares authorized, 63,629,416 outstanding         $  636,294    $  636,294
 Additional paid-in capital                            328,622       329,922
 Earnings reinvested in the business                   199,954       220,259
                                                     ---------     ---------
    Total common equity                              1,164,870     1,186,475
 Preferred stock not subject to
  mandatory redemption                                 125,000       115,000
 Preferred stock subject to
  mandatory redemption                                  91,267        93,176
 Long-term debt                                        971,269     1,036,079
                                                     ---------     ---------
    Total capitalization                             2,352,406     2,430,730
                                                     ---------     ---------
CURRENT LIABILITIES:
 Accounts payable                                       51,734        53,449
 Short-term debt                                       117,929       149,306
 Current maturities of long-term debt                  108,000        23,000
 Accrued expenses:
  Taxes                                                 29,677        39,124
  Salaries and wages                                    22,927        26,289
  Interest                                              24,898        23,832
 Other                                                  16,545        22,216
                                                     ---------     ---------
    Total current liabilities                          371,710       337,216
                                                     ---------     ---------
DEFERRED TAXES:
 Deferred income taxes                                 527,544       528,665
 Deferred investment tax credits                           830         1,142
                                                     ---------     ---------
    Total deferred taxes                               528,374       529,807
                                                     ---------     ---------
OTHER DEFERRED CREDITS:
 Customer advances for construction                     21,810        19,131
 Other                                                  36,994        24,246
                                                     ---------     ---------
    Total other deferred credits                        58,804        43,377
                                                     ---------     ---------
ACCUMULATED PROVISION FOR SELF-INSURANCE                    --            --
CONTINGENCIES                                               --            --
                                                     ---------     ---------
TOTAL CAPITALIZATION AND LIABILITIES                $3,311,294    $3,341,130
                                                     =========     =========

                      Puget Sound Power & Light Company
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Nine Months Ended September 30
                                                          1994          1993
                                                       -------       -------
                                                            (Unaudited)
                                                      (Thousands of Dollars)
OPERATING ACTIVITIES:
- --------------------
Net income                                            $ 79,226      $ 98,967
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                         90,345        87,062
  Deferred income taxes and tax credits - net           10,031        23,807
  AFUDC - equity portion                                  (463)       (1,947)
  PRAM accrued revenues - net                          (31,029)      (40,810)
  Other                                                 43,267        (2,356)
  Change in certain current assets
    and liabilities (Note d)                            22,355        44,864
- ----------------------------------------------------------------------------
    Net Cash Provided by Operating Activities          213,732       209,587
- ----------------------------------------------------------------------------
INVESTING ACTIVITIES:
- --------------------
Construction expenditures - excluding equity AFUDC    (100,826)     (107,891)
Additions to energy conservation program               (29,320)      (45,635)
Decrease in energy conservation loans                      735         1,310
Cash received from subsidiary                           30,136            --
Other (including advances to subsidiaries)              (8,544)       (4,539)
- ----------------------------------------------------------------------------
    Net Cash Used by Investing Activities             (107,819)     (156,755)
- ----------------------------------------------------------------------------
FINANCING ACTIVITIES:
- --------------------
Decrease in short-term debt                            (31,377)      (34,936)
Dividends paid (net of newly issued shares
 totaling $19,091,000 in 1993)                         (99,532)      (75,946)
Issuance of common stock                                    --       108,146
Issuance of preferred stock                             50,000            --
Issuance of bonds                                       85,000        93,460
Redemption of bonds and notes                          (65,006)     (207,465)
Redemption of preferred stock                          (41,849)      (50,620)
Issue costs of bonds and stock                          (2,016)       (4,174)
- ----------------------------------------------------------------------------
    Net Cash Used by
      Financing Activities                            (104,780)     (171,535)
- ----------------------------------------------------------------------------
Increase (Decrease) in Cash                              1,133      (118,703)
Cash at Beginning of Period                              3,445       121,106
- ----------------------------------------------------------------------------
Cash at End of Period                                 $  4,578      $  2,403
============================================================================

                   NOTES TO FINANCIAL STATEMENTS

(a)  Earnings Per Common Share

Earnings per common share for the three and nine months ended September 30, 1994 and 1993 have been computed by dividing income for common stock by the weighted average number of common shares outstanding.

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

(c)  Unamortized Conservation Costs

The Company's conservation expenditures are accumulated, included in rate base and amortized over a ten-year period at the direction of the Washington Commission. The Company's total unamortized conservation balance, net of deferred taxes, at September 30, 1994 was $240 million. The amount included in customer rates by the Washington Commission in its September 1994 PRAM order, based on expenditures through April 30, 1994, was $229 million. Conservation investments made from May 1, 1994 to September 30, 1994 are expected to be included in rates beginning October 1, 1995. In its April 1991 rate order, the Washington Commission authorized the Company to accrue, as non-cash income, the carrying costs on conservation investments (Allowance for Funds Used to Conserve Energy, or AFUCE) until such investments are included in rates.

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

The following provides additional information concerning cash flow activities:

Nine Months Ended September 30
                                                          1994         1993
- ---------------------------------------------------------------------------
                                                               (Thousands)
Changes in current assets and current liabilities:
 Accounts receivable                                   $ 7,999      $20,307
 Unbilled revenues                                      37,785       28,011
 Materials and supplies                                    931       (1,791)
 Prepayments and Other                                  (5,231)       2,819
 Accounts payable                                       (1,716)       4,200
 Accrued expenses and Other                            (17,413)      (8,682)
- ---------------------------------------------------------------------------
Net change in current assets and current liabilities   $22,355      $44,864
===========================================================================
Cash payments:
 Interest (net of capitalized interest):                62,593      $56,743
 Income taxes                                           45,706      $16,816
- ---------------------------------------------------------------------------

(e)    Other

On September 27, 1994 the Washington Commission issued two rate orders, one regarding the case initiated last fall by the Commission to review the prudence of nine of the Company's recent purchase power contracts, the other related to an annual rate adjustment under the Commission's Periodic Rate Adjustment Mechanism (PRAM).

In the order relating to the prudence review case, the Commission ruled that 1.2% of the contract payments on the Tenaska cogeneration purchased power contract and 3% of the contract payments on the March Point Phase II cogeneration purchased power contract should not be recovered in rates. No disallowance was ordered in respect to the other seven purchased power contracts under review. This results in a potential refund of approximately $1.1 million of rate revenues collected during the October 1, 1993 through September 30, 1994 period and a denial of $1.6 million of rate revenues over the October 1, 1994 through September 30, 1995 period. The Commission calculated that this decision would amount to a cumulative disallowance of approximately $17 million on a present value basis over the life of the two contracts.

The basis for the Commission's disallowance is that the Commission felt the Company had not adequately quantified the value of dispatchability of the power when it evaluated these two power contracts. The Company disagrees with the Commission's conclusions. On October 7, 1994, the Company filed with the Washington Commission a petition for reconsideration and clarification to correct for, what the Company believes are, computational errors in its September 27 decision on the prudence review case. Correction of these errors would substantially reduce or eliminate the disallowances described above. The Company has not recognized any disallowance in the financial statements for the period ending September 30, 1994.

On October 28, 1994 the Public Counsel section of the Attorney General's office in the State of Washington filed comments to the Company's October 7, 1994 petition for reconsideration and clarification with the Commission. Public Counsel notes computational errors were made by the Commission in its order of September 27, 1994 but does not agree with the Company's position that disallowed contract costs should be eliminated and, in fact, argues for a larger disallowance. The Commission staff has taken a position in support of Public Counsel's position on reconsideration. The Commission expects to render a decision by December 16, 1994.

On September 27, 1994 the Commission also acted on the Company's pending annual rate increase under the PRAM. The Company had requested a $55.5 million revenue increase and the Commission allowed $53.7 million. The items of revenue disallowed were the $1.6 million related to the two purchased power contracts and $208,000 related to a $978,000 reduction that the Commission ordered in the Company's rate base for its conservation program. Previously deferred conservation program costs of $690,000 were written off to expense in the third quarter of 1994 to conform deferred conservation program costs to the Commission's September 27, 1994 order.

The decrease in allowed return on equity from 12.8 percent in the last general rate case to 10.5 percent approved in the present rate case has put downward pressure on earnings since the order became effective on October 1, 1993. In addition, it will be difficult for the Company to earn its full allowed rate of return because of changes made by the rate orders in the recovery methods of certain costs. Therefore, the Company continues to place strong emphasis on its ongoing improvement efforts designed to increase operating efficiencies. During the past 21 months, the Company's efforts to reduce costs and increase operating efficiencies has resulted in a workforce reduction of over 500 positions, or nearly 20 percent.

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

During the second quarter, 155 Company employees, including 131 bargaining unit employees, elected to accept a second voluntary retirement package offered by the Company. A charge of $9.4 million ($6.1 million or 10 cents a share after-tax) was taken in the second quarter to reflect costs associated with this program and is included in other operating expenses.

In the third quarter of 1994, the Company recorded a charge of $1.9 million ($1.2 million or 2 cents a share after-tax) for costs related to the two voluntary retirement and separation programs described above. These costs are also included in other operating expenses.

The financial statements contained in this Form 10-Q are unaudited; however, in the opinion of the Company, they include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods shown.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1994, was $14.9 million on operating revenues of $264.3 million, compared with net income of $18.1 million on operating revenues of $230.2 million for the same period in 1993. Income for common stock was $11.0 million for the third quarter of 1994 and $14.1 million for the third quarter of 1993. Earnings per common share were $0.17 based on 63.6 million weighted average common shares outstanding for the third quarter of 1994, compared to $0.23 based on 62.1 million weighted average common shares outstanding for the same period in 1993.

For the first nine months of 1994, net income was $79.2 million on operating revenues of $857.1 million, compared with net income of $99.0 million on operating revenues of $791.8 million for the corresponding period in 1993. Income for common stock was $67.5 million for the first three quarters of 1994 and $86.4 million for the same period in 1993. Earnings per common share were $1.06 for the nine months ended September 30, 1994 based on 63.6 million weighted average common shares outstanding and $1.44 for the same period in 1993 based on 60.2 million weighted average common shares.

The decline in net income for the nine month period reflects non-recurring after-tax charges totaling $11.8 million, of which $1.2 million was recorded in the third quarter of 1994, associated with the Company's two voluntary early retirement and separation programs offered during 1994. These charges, recorded in other operating expenses, represent decreases in earnings per common share of $0.19 for the first nine months of 1994.

Total kilowatt-hour sales were 5.0 billion, including 0.8 billion in sales to other utilities, for the third quarter of 1994, compared to 4.6 billion, including 0.3 billion in sales to other utilities, for the third quarter of 1993. For the nine month periods ended September 30, 1994 and 1993, total kilowatt-hour sales were 15.8 billion, including 2.1 billion in sales to other utilities, and 14.5 billion, including 0.6 billion in sales to other utilities, respectively.

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

Preferred stock dividends for the third quarter of 1994 were largely unchanged from the third quarter of 1993 and decreased $0.8 million for the nine month period compared to the same period in 1993. The nine month period decrease was due to the redemptions of the $50 million, Flexible Dutch Auction Rate Transferable Securities (FLEX DARTS) $100 Par Value Preferred Stock, Series B in July 1993 and the $40 million, Adjustable Rate Cumulative Preferred Stock, Series A ($100 par value) in February 1994 and were partially offset by the issuance in February 1994 of the $50 million, Adjustable Rate Cumulative Preferred Stock, Series B ($25 par value).

                           Comparative Periods Ending
                   September 30, 1994 vs. September 30, 1993
                              Increase (Decrease)
                                                         Three         Nine
                                                         Month        Month
                                                        Period       Period
                                                        ------       ------
                                                            (In Millions)
Operating revenue changes
  General Rate Increase                                 $  2.2       $ 26.1
  PRAM surcharge                                           4.8         14.2
  Accrual of revenue under the PRAM - Net                 13.9         (9.7)
  BPA Residential Purchase & Sale Agreement                2.4          9.0
  Sales to other utilities                                12.4         32.2
  Load and other changes                                  (1.6)        (6.4)
                                                          ----         ----
    Total operating revenue changes                       34.1         65.4

Operating expense changes
  Purchased & interchanged power                          25.2         62.6
  Fuel                                                     1.9         (5.7)
  Other operation expenses                                 8.8         25.7
  Maintenance                                             (0.6)        (0.3)
  Depreciation and amortization                            1.8          3.3
  Taxes other than federal income taxes                    3.1          4.6
  Federal income taxes                                    (3.7)        (6.0)
                                                          ----         ----
    Total operating expense changes                       36.5         84.2

Allowance for funds used during
  construction (AFUDC)                                    (0.6)        (1.2)

Other income                                               0.5          0.1

Interest charges excluding AFUDC                           0.6         (0.2)
                                                          ----         ----

  NET INCOME CHANGES                                    $ (3.1)      $(19.7)
                                                         =====        =====

The following is additional information pertaining to the changes outlined in the above table.

  Operating revenues
  ------------------

  Revenues since October 1, 1993 increased as a result of rates authorized by the Washington Commission in its general rate and PRAM orders issued on September 21, 1993. See discussion of the general rate order and Periodic Rate Adjustment Mechanism in "Other.").

  Revenues in 1994 and 1993 were reduced because of the credit that the Company received through the Residential Purchase and Sale Agreement with the BPA. These credits, in the third quarter and first nine months of 1994, were smaller by $2.4 million and $9.0 million, respectively, compared to the same periods in 1993. This agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. A corresponding reduction is included in purchased and interchanged power expenses.

  Revenues from kilowatt-hour sales, excluding the PRAM, were somewhat lower in the first nine months of 1994 as compared to the same period in 1993 due to warmer than normal temperatures in the first three months of 1994.

  Operating expenses
  ------------------

  Purchased and interchanged power expenses increased $25.2 million for the third quarter of 1994 and $62.6 million for the first three quarters of 1994 compared to the same periods in 1993. Higher levels of purchased power, which contributed increases of $23.4 million and $57.1 million, were influenced by new firm power purchase contracts from PURPA (Public Utility Regulatory Policies Act) qualifying facilities. Also contributing to the increases were reductions in credits associated with the Residential Purchase and Sale Agreement with BPA of $2.3 million and $8.4 million for the three and nine month periods. (See discussion of Residential Purchase and Sale Agreement in "Operating revenues.")

  Fuel expense increased $1.9 million for the three month comparative period and decreased $5.7 million for the nine month comparative period. In the first quarter of 1994 the Company purchased additional power from cogeneration facilities rather than run Company-owned gas turbines to generate electricity.

  Other operating expenses increased $8.8 million and $25.7 million for the three and nine month comparative periods, respectively. Included in the increases were non-recurring charges of $1.9 million and $18.1 million for the comparative periods, respectively, reflecting costs associated with the Company's two voluntary early retirement and separation programs offered in 1994. The three month comparative period also included a $2.3 million increase in steam generation expense. The nine month comparative period included an increase of $3.6 million in transmission and distribution expenses and an increase of $2.6 million in amortization expense associated with the Company's energy conservation program.

  Depreciation and amortization expense increased $1.8 million and $3.3 million for the three and nine month comparative periods, respectively. The increases were due to the effects of new utility plant placed in service during the past year.

  Taxes other than federal income taxes increased $3.1 million and $4.6 million for three and nine month comparative periods, respectively. Municipal and state excise taxes, which are essentially revenue-based, were higher by $1.5 million and $2.6 million in the third quarter and first nine months of 1994, respectively, and were primarily responsible for the increases. Also contributing increases of $1.1 million and $0.9 million for the three and nine months comparative periods, respectively, were higher Washington state property taxes.

  Federal income taxes decreased $3.7 million and $6.0 million for the three and nine month comparative periods, respectively. The decreases were due primarily to lower pre-tax operating income in the respective periods.

  AFUDC
  -----

  AFUDC, which does not represent current cash income, is normally included partially in other income and partially as an offset to interest expense.

  Other income
  ------------

  Total other income increased $0.5 million and $0.1 million for the three and nine month periods ended September 30, 1994, over the same periods a year ago. The nine month change includes an increase in subsidiary earnings of $1.1 million recorded in the first quarter of 1994. This increase is due to an after-tax gain of $1.9 million resulting from the sale of a project by the Company's hydro development subsidiary. Cash received from the sale, which totaled $30.1 million, has been paid to the Company and is recorded on the Statement of Cash Flows as "Cash received from subsidiary."

  Interest charges
  ----------------

  Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $0.6 million and decreased $0.2 million for the three and nine month periods ended September 30, 1994, respectively, compared to the same periods in 1993.

  Interest and amortization on long-term debt alone decreased $0.2 million for the three month comparative period and $1.9 million for the nine month comparative period. Decreases of $1.9 million and $6.4 million, for the comparative periods, were attributable to eight First Mortgage Bond and Secured Medium-Term Note retirements or redemptions totaling $297 million over the previous 21 months. These decreases were partially offset by higher interest expenses of $1.8 million and $4.7 million for the comparative periods attributable to nine Medium-Term Notes totaling $169 million issued over the previous 20 months.

  Other interest expense increased $0.8 million and $1.6 million for the three and nine month comparative periods, respectively, due to higher amounts of outstanding short-term debt and higher interest rates compared to the same periods in 1993.

Construction expenditures (excluding AFUDC and AFUCE) for the third quarter of 1994 were $38.5 million, including $5.8 million of conservation expenditures, compared to $45.7 million, including $11.3 million of conservation expenditures, for the third quarter of 1993. Year-to-date construction expenditures (excluding AFUDC and AFUCE) totaled $123.8 million, including $25.6 million of conservation expenditures, compared to $146.2 million, including $40.6 million of conservation expenditures, for the same period in 1993. Construction expenditures (excluding AFUDC and AFUCE) for 1994 and 1995 are expected to be $180 million and $234 million, respectively.

Cash provided by operations (net of dividends, AFUDC and AFUCE) as a percentage of construction expenditures (excluding AFUDC and AFUCE) was 40% and 39% for the third quarters of 1994 and 1993, respectively. Cash provided by operations (net of dividends, AFUDC and AFUCE) as a percentage of construction expenditures (excluding AFUDC and AFUCE) was 88% and 87% for the nine month periods ended September 30, 1994 and 1993. The Company expects to fund an average of 62% of its estimated construction expenditures (excluding AFUDC and AFUCE) in 1994 and 1995 from cash provided by operations (net of dividends, AFUDC and AFUCE) with the balance being funded through the sales of securities, the nature, amount and timing of which will be subject to market conditions and other relevant factors. The Company made an initial payment of $8.0 million in 1993 for capacity rights to BPA's third A.C. transmission line to the southwest United States and expects to pay the remaining cost of $78 million in the first quarter of 1995. Construction expenditure estimates are subject to periodic review and adjustment.

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

On September 30, 1994, the Company had available $176.5 million in lines of credit with various banks which provide credit support for outstanding commercial paper of $117.9 million, effectively reducing the unused available borrowing capacity under these lines of credit to $58.6 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements.

PART II - OTHER INFORMATION
ITEM 1  - LEGAL PROCEEDINGS

For a description of legal proceedings relating to the Company's five percent interest in WPPSS Unit No. 3, see Note (b) to the Financial Statements.

Other contingencies, arising out of the normal course of the Company's business, exist at September 30, 1994. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition or results of operations of the Company.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   The following exhibits are filed herewith:

          (12)-a Statement setting forth computation of ratios of earnings to fixed charges (1989 through 1993 and twelve months ending September 30, 1994).

         (12)-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1989 through 1993 and twelve months ending September 30, 1994).

    (b)   Reports on Form 8-K

          1. Form 8-K dated September 28, 1994, Item 5 - Other Events, related to the Washington Commission's issuing two orders regarding the prudence of the Company's recent purchase power contracts and its annual rate increase under the PRAM.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PUGET SOUND POWER & LIGHT COMPANY



Date: November 14, 1994
                                               William S. Weaver
                                          ----------------------------
                                          Executive Vice President and
                                            Chief Financial Officer

                                      (Principal financial officer and
                                      officer duly authorized to sign this
                                      report on behalf of the registrant)