Form 10-K
period 1994-12-31
PUGET SOUND POWER & LIGHT CO /WA/
filed 1995-03-13
CIK 81100

=============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549



                                  FORM 10-K



         /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

              For the fiscal year ended December 31, 1994

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



                           Exhibit Index on Page 61
=============================================================================

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

                                                   Yes  /X/       No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 1994 was approximately $1,278,978,607.

The number of shares of the registrant's common stock outstanding at January 31, 1995 was 63,640,861.


                    Documents Incorporated by Reference

The Company's definitive proxy statement for its annual meeting of shareholders on May 9, 1995, is incorporated by reference in Part III hereof.

                                     INDEX

            Item                                                         Page
            No.                                                           No.
Part I
             1.   Business................................................. 1
                  The Company.............................................. 1
                  Regulation and Rates..................................... 2
                  Power Resources.......................................... 3
                  Construction Financing................................... 9
                  Environment.............................................. 9
                  Operating Statistics.....................................12
                  Executive Officers.......................................14
             2.   Properties...............................................16
             3.   Legal Proceedings........................................16
             4.   Submission of Matters to a Vote of Security Holders......16
Part II
             5.   Market for Registrant's Common Equity and Related
                  Stockholder Matters......................................16
             6.   Selected Financial Data..................................17
             7.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............18
             8.   Financial Statements and Supplementary Data..............27
             9.   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure...................27
Part III
                  (Incorporated by reference from the Company's definitive proxy statement issued in connection with the 1994 Annual Meeting of Shareholders)

            10.   Directors and Executive Officers of the Registrant
            11.   Executive Compensation
            12.   Security Ownership of Certain Beneficial
                  Owners and Management
            13.   Certain Relationships and Related Transactions
Part IV
            14.   Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K......................................27
                  Signatures...............................................28
                  Exhibit Index............................................61

                           DEFINITIONS


  A.C.                     Alternating Current

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

  Washington Commission    Washington Utilities and Transportation Commission

  WPPSS                    Washington Public Power Supply System

                                   PART I
ITEM 1.  BUSINESS

THE COMPANY

     The Company is an investor-owned public utility incorporated in the State of Washington furnishing electric service in a territory covering approximately 4,500 square miles, principally in the Puget Sound region of Washington State. The population of the Company's service area is over 1.8 million. In December 1994, the Company had approximately 823,100 total customers, consisting of 731,700 residential, 86,200 commercial, 3,900 industrial and 1,300 other customers. For the year 1994, the Company added approximately 18,500 customers, an annual growth rate of 2.3%. Growth in total kilowatt-hour sales increased 9.0% in 1994 over 1993, due to increased sales to other utilities and continuing growth in the number of customers in 1994.

     During 1994, the Company's billed revenues were derived 47% from residential customers, 33% from commercial customers, 14% from industrial customers and 6% from sales to other utilities and others. During this period, the largest single customer accounted for 3.3% of the Company's operating revenues. The average number of kilowatt-hours billed per residential customer served by the Company in 1994 was 12,319 kilowatt-hours. At December 31, 1994, the peak power resources of the Company were approximately 5,400,000 KW. The Company's historical peak load of approximately 4,615,000 KW occurred on December 21, 1990.

     The Company is affected by various seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers do occur from season to season and from month to month within a season, primarily as a result of weather conditions. The Company normally experiences its highest energy sales in the first and fourth quarters of the year. Sales to other utilities also vary by quarters and years depending principally upon water conditions for the generation of surplus hydro-electric power, customer usage and the energy requirements of other utilities. With the implementation of the Periodic Rate Adjustment Mechanism ("PRAM") in October 1991, earnings are no longer significantly influenced, up or down, by sales of surplus electricity to other utilities or by variations in normal seasonal weather or hydro conditions. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Rate Matters")

     The electric utility industry in general is facing a more competitive environment, particularly in wholesale generation and industrial customer markets, with the prospect of changes in utility regulation which could accelerate competitive pressures. The National Energy Policy Act of 1992 has intensified competition in the wholesale electric generation market by easing restrictions on producers of wholesale power and by authorizing the Federal Energy Regulatory Commission ("FERC") to mandate access by wholesale power producers to electric transmission systems owned by others. The potential for increased competition at the retail level through mandated retail wheeling has also been the subject of legislative and administrative agency interest in a number of states including the state of Washington.

                                       1
Retail wheeling is the term for regulatory changes that would allow competing electric suppliers access to transmission and distribution lines owned by others to distribute power to any industrial, commercial or residential customer, regardless of service territory boundaries. In April 1994, utility regulators in California proposed a plan to open competition in the sale of electricity at the retail level, suggesting that both industrial and residential customers be allowed to shop freely for electricity among competing suppliers. Recommendations by the utility regulators to the California legislature are expected by the end of 1995.
In December 1994, the Washington Utilities and Transportation Commission (the "Washington Commission")issued a notice of inquiry seeking comments from utility companies, ratepayers and other interested parties on costs and benefits of retail competition and on creating a new regulatory structure to better accommodate the electric utility industry as it evolves towards retail competition. Any substantial changes in utility regulation in Washington state, such as mandating retail wheeling, would require legislative action. The major credit rating agencies have expressed the view that competitive developments are likely to increase business risks in the electric utility industry, with resulting pressures on utility credit quality and investor returns. The Company and other electric utilities now face an increasing prospect of competition for customers and resources from other investor-owned utilities, government agencies, independent power producers, exempt wholesale power producers, industrial customers developing cogeneration and other power resources, and suppliers of natural gas and other fuels.

     The Company seeks to build on the strengths of its efficient electric distribution and transmission system to become a leading provider of energy and related services to homes and businesses in the Pacific Northwest. To prepare for a more competitive business environment, the Company has committed itself to being a low cost supplier of electricity. The Company has taken steps to reduce costs, including work force reductions, facility consolidations and reductions in capital budgets. The Company has also conducted joint customer service operations with Washington Natural Gas Company to lower costs of serving customers of both utilities. The Company intends to pursue opportunities for improved operating efficiencies and productivity, including possible restructuring of its power supply resources and contracts. The Company is also actively pursuing opportunities to become a provider of new high value services such as wireless automated meter reading and billing, to utility customers and other utilities.

     During the period from January 1, 1990 through December 31, 1994, the Company made gross utility plant additions of $834 million and retirements of $105 million. Gross electric utility plant at December 31, 1994 was approximately $3.3 billion which consisted of 46% distribution, 27% generation, 15% transmission and 12% general plant and other.

     The Company had 2,221 full-time equivalent employees on December 31, 1994, down from 2,775 at the end of 1992. This represents a workforce reduction of 20% over the last two years.

REGULATION AND RATES

     The Company is subject to the regulatory authority of (1) the

                                       2
Washington Commission as to rates, accounting, the issuance of securities and certain other matters, and (2) the FERC in the transmission of electric energy in interstate commerce, the sale of electric energy at wholesale for resale, accounting and certain other matters. The Washington Commission consists of three Commissioners, each appointed for a six-year term by the Governor of the State of Washington. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Rate Matters.")

POWER RESOURCES

     During 1994, the Company's total energy production was supplied 30% by its own resources, 25% through long-term contracts with several of the Washington Public Utility Districts ("PUDs") that own hydroelectric projects on the Columbia River, 44% from other firm purchases and 1% from non-firm purchases.

     The following table shows the Company's resources at December 31, 1994, and energy production during the year:

                         Peak Power Resources at
                            December 31, 1994         1994 Energy Production
                         -----------------------      ----------------------
                            Kilowatts     %           Kilowatt-Hours    %
                            ---------   -----         --------------  -----
                                                       (Thousands)
Purchased Resources:
  Columbia River
    PUD Contracts (Hydro)   1,469,591    27.2          5,841,169       25.2
  Other Hydro(a)              699,325    13.0          3,711,797       16.0
  Thermal(a)                1,446,914    26.8          6,627,304       28.6
- ---------------------------------------------------------------------------
  Total Purchased           3,615,830    67.0         16,180,270       69.8
- ----------------------------------------------------------------------------
Company-owned Resources:
  Hydro                       309,950     5.7          1,284,384        5.5
  Coal                        771,900    14.3          5,527,600       23.8
  Natural gas/oil             702,350    13.0            199,949        0.9
- ---------------------------------------------------------------------------
  Total Company-owned       1,784,200    33.0          7,011,933       30.2
- ----------------------------------------------------------------------------
      Total Capability      5,400,030   100.0         23,192,203      100.0
===========================================================================

     (a) Power received from other utilities is classified between hydro and thermal based on the character of the utility system used to supply the power or, if the power is supplied from a particular resource, the character of that resource.

Company Owned Resources
- -----------------------

     The Company and other utilities are joint owners of four mine-mouth, coal-fired, steam-electric generating units at Colstrip, Montana,

                                       3
approximately 100 miles east of Billings. The Company owns a 50% interest (330,000 KW) in Units 1 and 2 and a 25% interest (350,000 KW) in Units 3 and 4.

     The owners of the Colstrip Units purchase coal for the units from Western Energy Company, an affiliate of Montana Power - one of the joint owners, under the terms of long-term coal supply agreements, with escalation provisions to cover actual mining cost increases and inflationary factors. These contracts are expected to satisfy the majority of the requirements for the units over their anticipated useful life.

     A contract price reopener for both the base price and adjustment provisions of the Colstrip 1 and 2 Coal Supply Agreement became effective July 30, 1991. A dispute exists between the buyers, including the Company, and the seller on this reopener. This dispute was arbitrated in January of 1995 and a decision on the arbitration is expected in the first quarter of 1995. The outcome is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

     There are several issues pending between the buyers, including the Company and the seller, under the Colstrip 3 and 4 Coal Supply Agreement. On February 23, 1995, the buyers, other than Montana Power, gave
Western Energy Company and Montana Power written notice of their intent to submit a number of these issues to arbitration.

     The Company owns a 7% interest (91,900 KW) in a coal-fired, steam-electric generating plant near Centralia, Washington, with a net capability of 1,313,000 KW. In 1991, the Company and other owners of the Centralia Project renegotiated a long-term coal supply agreement with Pacific Power & Light Company.

     The Company also has the following plants with an aggregate net generating capability of 1,012,300 KW: Upper Baker River hydro project (103,000 KW) constructed in 1959; Lower Baker River hydro project (71,400
KW) reconstructed in 1968; White River hydro plant (63,400 KW) constructed in 1912 with installation of the last unit in 1924; Snoqualmie Falls hydro plant (44,000 KW), half the capability of which was installed during the period 1898 to 1910 and half in 1957; two smaller hydro plants, Electron (26,400 KW) and Nooksack Falls (1,750 KW), constructed during the period 1904 to 1929; a standby internal combustion unit (2,750 KW) installed in 1969; two oil-fired combustion turbine units (28,500 KW and 67,500 KW) installed in 1972 and 1974, respectively; four combustion turbine units (89,100 KW each) installed during 1981; and two combustion turbine units (123,600 KW each) installed during 1984.

     The Company's combustion turbines installed in 1981 and 1984 may be fueled with natural gas or distillate oil. The Company has not entered into contracts which assure a future long-term supply or price of fuel for the Company's combustion turbines, and the future availability and prices of fuel for the Company's combustion turbines are not assured.

     The Company has applied to the FERC for an initial license for its existing and operating White River project and authorization to install an additional 14,000 KW generating unit. The initial license for the

                                       4
Snoqualmie Falls project expired in December 1993, and the Company is continuing the FERC application process to relicense the project. The Company has also applied for a license to expand its 1,750 KW Nooksack Falls project which is currently an unlicensed facility.

Columbia River Projects
- -----------------------

     The purchase of power from the Columbia River projects is generally on a "cost of service" basis under which the Company pays a proportionate share of the annual debt service and operating and maintenance costs of each project in direct ratio to the amount of power annually allocated to it. Such payments are not contingent upon the projects being operable. These projects are financed through substantially level debt service payments, and their annual costs should not vary significantly over the term of the contracts unless additional financing is required to meet the costs of major maintenance, repairs or replacements or license requirements. The average cost of power purchased from these projects is approximately 12.1 mills per KWH.

     As of December 31, 1994, the Company was entitled to purchase portions of the power output of the PUDs' projects as set forth in Note 16 to the Consolidated Financial Statements.

     The Company has contracted to purchase a share of the output of the original units of the Rock Island Project that equals 61.4% through June 30, 1995, decreases gradually to 50% of the output until July 1, 1999, and remains unchanged thereafter for the duration of the contract. The Company has contracted to purchase the entire output of the additional Rock Island units for the duration of the contract, except that the Company's share of output of the additional units may be reduced not in excess of 10% per year beginning July 1, 2000, to a minimum of 50% upon the exercise of rights of withdrawal by Chelan for use in its local service area. The Company has contracted to purchase a share of the output of the Rocky Reach Project that remains unchanged for the duration of the contract. Under terms of a withdrawal of power settlement, the Company's share of the output of the Wells Project is currently 34.8% and is expected to decrease to 33.6% by September 1, 1995. However, the Company's share of the output can be reduced to 31.3% at any time upon the exercise of withdrawal rights by Douglas County PUD. The Company has contracted to purchase a share of the output of the Priest Rapids and Wanapum projects that remains unchanged for the duration of the contracts.

     The eleven turbines at Rocky Reach are in the process of being replaced. Turbine replacement is planned for all ten units at Wanapum. Also, as a result of FERC settlements, it is anticipated that installation of fish bypasses will be required at Rocky Reach, Rock Island, Priest Rapids and Wanapum Dams. These and other multi-year capital projects are expected to result in increases in annual power costs as they progress. The Company expects the increases in power costs, due to debt service for capital expenditures, to average 2.5% to 3.0% annually for the next five years.

     In 1964, the Company and fifteen other utilities and agencies in the

                                       5
Pacific Northwest entered into a long-term coordination agreement extending until June 30, 2003 (the "Coordination Agreement"). This agreement provides for the coordinated operation of substantially all of the hydroelectric power plants and reservoirs in the Pacific Northwest. A 1995 biological opinion from the National Marine Fisheries Service ("NMFS"), if implemented in its present form, could reduce the benefits provided by the Coordination Agreement.

     Certain utilities in the northwest United States and Canada are obtaining the benefits of over 1,000,000 KW of additional power as a result of the ratification of a treaty between the United States and Canada under which Canada is providing approximately 15,500,000 acre-feet of storage on the upper Columbia River. As a result of this storage, the Company obtains firm power based upon its percentage entitlement under its Columbia River contracts, currently approximately 106,300 KW. In addition, the Company has contracted to purchase 17.5% of Canada's share of the power resulting from such storage (111,524 KW capacity and 49,993 KW average energy in the 1994-95 contract year, April 1 to March 31, which amounts decrease gradually until expiration of the contract in 2003). The Company has also contracted to purchase from the Bonneville Power Administration ("BPA") supplemental capacity in amounts that decrease gradually until expiration of the contract in 2003. The amount of supplemental capacity currently purchased is approximately 38,032 KW.

     Late in 1994, the United States (through the BPA) and Canada signed a Memorandum of Understanding regarding the disposition of the Canadian share of benefits ("Entitlement") from 1998 to 2024. For a payment of $180 million the United States will purchase a portion of the Entitlement capacity. BPA and Canadian negotiators are working on a definitive agreement. Concurrently, BPA negotiators and representatives of participants in the five Mid Columbia projects from which the Company purchases power are developing associated agreements which will define the amount of payment, if any, and the amounts of power which each project, and in turn each purchaser including the Company, will contribute to the delivery of the Entitlement to Canada.

     See "ENVIRONMENT - Federal Endangered Species Act" for discussion of the fishery enhancement plan related to these projects.

Contracts and Agreements with Other Utilities
- ---------------------------------------------

     On September 17, 1985, the Company and BPA entered into a settlement agreement settling the Company's claims against BPA resulting from BPA's action in halting construction on Washington Public Power Supply System ("WPPSS") Nuclear Project No. 3 in which the Company has a five percent interest. The settlement includes a Settlement Exchange Agreement ("Bonneville Exchange Power Contract") under which the Company is receiving from BPA for a period of approximately 30.5 years, beginning January 1, 1987, a certain amount of electric power determined by a formula and depending on the equivalent annual availability factors of several surrogate nuclear plants. The power is received during the months of November through April. Under the contract, the Company is guaranteed to receive not less than 191,667 MWH in each contract year until the Company has received total

                                       6
deliveries of 5,833,333 MWH. BPA may request energy at times not needed by the Company during the months of September through June of each contract year. The payment to the Company for such energy would be based on the actual costs to produce such energy up to the operating and maintenance costs of the Company's oil and natural gas fired combustion turbines.

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

     On October 1, 1989, the Company signed a contract with Montana Power under which Montana Power provides, from its share of Colstrip Unit 4, to the Company 71 average MW of energy (94 MW of peak capacity) over a 21-year period. On February 27, 1995, the Company delivered to Montana Power notice of termination of the contract based on Montana Power's failure to arrange for firm contractual transmission rights for such energy as required by the contract. On February 28, 1995, Montana Power filed a lawsuit in a Montana State Court and obtained a temporary restraining order regarding the termination. The Company has filed a notice of removal of the Montana State Court action to the Federal District Court in Montana. On March 7, 1995, the Company filed a lawsuit in the United Stated District Court for the Western District of Washington in response to Montana Power's failure to terminate the contract as required and for failure to reimburse the Company for approximately $39 million in power costs, which are due upon termination under contract provisions.

     On December 11, 1989, the Company executed a conservation transfer agreement with Snohomish County PUD. Snohomish County PUD, together with Mason and Lewis County PUDs, will install conservation measures in their service areas. The agreement calls for the Company to receive the power saved over the expected 20-year life of the measures. The agreement calls for BPA to deliver the conservation power to the Company from March 1, 1990 through June 30, 2001, and for Snohomish County PUD to deliver the conser-vation power for the remaining term of the agreement. Power deliveries gradually increase over the first five years of the agreement, roughly matching the installation of the conservation measures, and will reach six average MW of energy in the fifth year. Under the agreement, deliveries of

                                       7
conservation power will then remain at six average MW of energy throughout the term of the agreement.

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

Contracts and Agreements with Non-Utilities
- -------------------------------------------

     The Company has contracted to purchase the output from a number of non-utility generating resources. The Company currently has available 648 MW of capacity from natural gas fired cogeneration, 40.9 MW from small hydro generation and 28 MW from municipal solid waste and others. Payments by the Company to owners of these non-utility generating resources are subject to the delivery of power. (See Note 16 to the Consolidated Financial Statements)

Energy Conservation
- -------------------

     The Company offers programs designed to help new and existing customers conserve electric energy. In addition to providing energy audits and analyses, the Company may provide grants and rebates to encourage the installation of energy conservation measures in customer facilities. Energy conservation measures installed in 1994 are expected to result in annualized savings of approximately 189,400 MWH.

     The Company's energy conservation expenditures are accumulated, included in rate base and amortized to expense over a ten year period at the direction of the Washington Commission. The Company's total unamortized conservation balance, at December 31, 1994, was $241 million. The amount included in rate base by the Washington Commission in its September 1994 PRAM order, based on expenditures through April 30, 1994, was $229 million. Conservation investments made from May 1, 1994 to December 31, 1994 are expected to be included in rates beginning October 1, 1995. The Washington Commission has authorized the Company to accrue, as non-cash income, the carrying costs on energy conservation expenditures until such investments are reflected in rates. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

     The energy conservation grants the Company makes to its customers to invest in energy efficiency improvements to their homes and businesses do not produce collateral which the Company can use to finance those grants.
In principle, therefore, energy conservation has been financed by the Company entirely through the use of equity capital. To remedy this situation, the State of Washington enacted a new law effective June 9, 1994. This new law provides, if certain conditions are met, that a utility would

                                      8
be able to issue securities backed by a statutory requirement that rate revenues be provided to repay those securities. The law provides the Company, with the Washington Commission's approval, with an avenue to refinance its existing investment in energy conservation and to finance new conservation investment in a more cost-effective manner.

     On February 16, 1995, the Company filed an application with the Washington Commission for approval to issue securities for the purpose of selling to a trust energy conservation investments currently included in customer rates.

CONSTRUCTION FINANCING

     The Company estimates its construction expenditures, which include energy conservation expenditures and exclude Allowance for Funds Used During Construction ("AFUDC") and Allowance for Funds Used to Conserve Energy ("AFUCE"), for 1995 and 1996 to be $154.9 million and $198.1 million, respectively. The Company expects to fund an average of 72% of its estimated construction expenditures (excluding AFUDC and AFUCE) in 1995 and 1996 from cash from operations (net of dividends, AFUDC and AFUCE), and to fund the balance through the sale of securities. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's construction program.) The Company's ability to finance its future construction program is dependent upon market conditions and maintaining a level of earnings sufficient to permit the sale of additional securities. In determining the type and amount of future financings, the Company may be limited by restrictions contained in its Mortgage Indenture, Articles of Incorporation and certain loan agreements.

     Under the most restrictive tests, at December 31, 1994, the Company could issue (i) approximately $745 million of additional first mortgage bonds or (ii) approximately $373 million of additional preferred stock at an assumed dividend rate of 8.55% or (iii) a combination thereof.

ENVIRONMENT

     The Company's operations are subject to environmental regulation by federal, state and local authorities. Capital expenditures for environmental controls on all Company facilities are estimated at $22.6 million for the period 1995 through 1997. Due to the inherent uncertainties surrounding the development of federal and state environmental and energy laws and regulations, the Company cannot determine the impact such laws may have on its existing and future facilities.

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

     The Company has been named by the Environmental Protection Agency ("EPA") as a Potentially Responsible Party ("PRP") at four sites in Washington State. The Company has reached settlements with the EPA on all

                                       9
four sites under which the Company has paid approximately $7.6 million. To date, the Company has recovered $3.6 million from its insurance companies in connection with remediation and legal costs and expects to recover an additional $3.1 million in the next twelve months. Estimated future remediation costs at these four sites are expected to be $0.8 million.
These sites represent all significant superfund sites at which the Company believes it has liability. There is, however, no assurance that all contaminated sites and contaminants for which the Company may have a responsibility have been identified or that remedial actions planned to date at current sites, including actions pursuant to consent decrees, will be adequate.

     In addition, the Company has remediated two locations at the Company's Electron Generating Station under provisions of the state's Model Toxics Control Act beginning in 1991 and completed in 1992. A final remedial report has been filed with and reviewed by the Washington Department of Ecology. No further action by the Company is expected to be required.

     The Company also participated in a joint research project with the Electric Power Research Institute to clean up the Snoqualmie Railroad site in the town of Snoqualmie, Washington. The site has been leased from the Company since 1959 by the non-profit Puget Sound Railway Historical Association. The contamination consists of heavy petroleum hydrocarbons which were used as lubricants for railroad equipment. The purpose of the project was to provide a field demonstration of new technologies to treat heavy molecular weight petroleum hydrocarbons in soil. Remediation of the research project site was completed in February 1994.

     The Company has also commenced a program to test, replace and remediate certain underground storage tanks as required by federal and state laws. Remediation and testing of Company vehicle service facilities and storage yards have also been commenced. Estimated future remediation costs at Company-owned sites was $2.7 million at December 1994. (See Note 16 to the Consolidated Financial Statements for further discussion of environmental obligations and the related regulatory treatment.)

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

     Montana Power, which operates the Colstrip 3 and 4 Project, is working to meet the Phase II limits in the year 2000. Under the CAAA, allowances may be used to achieve compliance. It is believed that Units 1 and 2 may have an excess of allowances above what is currently set for Phase II requirements and that Units 3 and 4 have sufficient allowances for Phase II requirements.
                                      10

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

Federal Endangered Species Act
- ------------------------------

     In November 1991, the NMFS listed the Snake River Sockeye as an endangered species pursuant to the federal Endangered Species Act. Since the Sockeye listing, the Snake River fall and spring/summer Chinook have also been listed as threatened. In response to the listings, a team of experts was formed to develop a plan for the recovery needs of these species. In anticipation of the listings, the Northwest Power Planning Council ("NWPPC") previously developed a fishery enhancement plan which combines increased springtime flows with habitat enhancements, harvest reductions, and other measures. The spring flow augmentation portion of the plan began in 1991. Federal agencies that operate the Federal Columbia River Power System must consult with the NMFS to determine whether any action they undertake will unduly jeopardize the listed species. In 1995, the NMFS issued a biological opinion that could, depending on flow conditions and implementation procedures, significantly change the operation of the Federal Columbia River Power System.

     The NWPPC plan and plans developed by NMFS affect the Mid-Columbia projects from which the Company purchases power on a long-term basis, and will further reduce the flexibility of the regional hydroelectric system. Although the full impacts are unknown at this time, the plan ultimately developed by NMFS could shift an amount of the Company's generation from the Mid-Columbia projects from winter periods into the spring when it is not needed for system loads, and will increase the potential for spill and loss of generation at the Mid-Columbia projects. Under the NWPPC's plan presently in effect, in years of critical water flows, the maximum amount of generation that the Company would have to transfer into the spring is limited to approximately 275,000 MWH. The Company's share of energy production from the Mid-Columbia during 1994 was approximately 5,841,000 MWH and the total production from all resources was more than 23,192,000 MWH.

     Other species are also proposed for listing as endangered species and could further restrict system flexibility and energy production.

Puget Sound Power & Light Company
OPERATING STATISTICS

Year Ended or on December 31            1994        1993        1992        1991        1990
- --------------------------------------------------------------------------------------------
Operating revenues by classes
(thousands):
- --------------------------------------------------------------------------------------------
  Residential                     $  532,124  $  502,037  $  443,490    $480,356    $452,385
  Commercial                         375,751     356,586     323,764     310,824     288,346
  Industrial                         163,574     150,063     138,416     127,164     122,983
  Other consumers                     38,759      28,189      35,779      26,897      25,731
- --------------------------------------------------------------------------------------------
    Operating revenues billed
      to consumers                 1,110,208   1,036,875     941,449     945,241     889,445
  Unbilled revenues -
    net increase (decrease)           (2,522)     14,409      15,080     (16,216)     19,171
  PRAM accrual                        25,835      42,100      42,119         670          --
- --------------------------------------------------------------------------------------------
    Total operating revenues
      from consumers               1,133,521   1,093,384     998,648     929,695     908,616
  Other utilities                     60,537      19,494      26,322      27,074      26,657
- --------------------------------------------------------------------------------------------
    Total operating revenues       1,194,058   1,112,878  $1,024,970    $956,769    $935,273
- --------------------------------------------------------------------------------------------
  Number of customers (average):
  Residential                        723,566     708,123     692,100     673,883     651,060
  Commercial                          85,203      82,875      80,963      78,691      76,536
  Industrial                           3,851       3,715       3,659       3,574       3,502
  Other                                1,325       1,289       1,254       1,226       1,193
- --------------------------------------------------------------------------------------------
    Total customers (average)        813,945     796,002     777,976     757,374     732,291
KWH generated, purchased
  and interchanged (thousands):
Total Company generated            7,011,932   6,414,311   7,420,058   6,819,348   6,630,767
  Purchased power                 16,268,042  14,608,899  13,408,522  14,770,597  14,212,117
  Interchanged power (net)           (87,771)    174,478    (118,346)   (139,110)     62,964
- --------------------------------------------------------------------------------------------
    Total energy output           23,192,203  21,197,688  20,710,234  21,450,835  20,905,848
  Losses and Company use          (1,291,322) (1,096,599) (1,202,194) (1,267,919) (1,334,337)
- --------------------------------------------------------------------------------------------
    Total energy sales            21,900,881  20,101,089  19,508,040  20,182,916  19,571,511
- --------------------------------------------------------------------------------------------
Electric energy sales, KWH
(thousands):
  Residential                      8,913,903   8,974,787   8,297,293   8,906,470   8,364,737
  Commercial                       6,301,568   6,175,911   5,945,284   5,930,385   5,565,672
  Industrial                       3,724,931   3,690,473   3,704,450   3,598,683   3,559,574
  Other consumers                    200,622     196,246     193,563     185,879     182,568
- --------------------------------------------------------------------------------------------
    Total energy billed
      to consumers                19,141,024  19,037,417  18,140,590  18,621,417  17,672,551
  Unbilled energy sales -
    net increase (decrease)          (72,352)    139,329     209,565    (309,279)    343,053
- --------------------------------------------------------------------------------------------

                                             12
(Continued from prior page              1994        1993        1992        1991        1990
- --------------------------------------------------------------------------------------------

    Total energy sales
      to consumers                19,068,672  19,176,746  18,350,155  18,312,138  18,015,604
  Sales to other
    electric utilities             2,832,209     924,343   1,157,885   1,870,778   1,555,907
- --------------------------------------------------------------------------------------------
    Total energy sales            21,900,881  20,101,089  19,508,040  20,182,916  19,571,511
- --------------------------------------------------------------------------------------------

Per residential customer:
  Annual use (KWH)                    12,319      12,674      11,989      13,217      12,848
  Annual billed revenue              $735.42     $708.97     $640.79     $712.82     $694.84
  Billed revenue per KWH              $.0597      $.0559      $.0534      $.0539      $.0541

Company-owned generation
  capability - kilowatts:
  Hydro                              309,950     309,950     309,950     309,950     309,950
  Steam                              771,900     857,700     857,700     857,700     857,700
  Other                              702,350     702,350     702,350     702,350     702,350
- --------------------------------------------------------------------------------------------
    Total                          1,784,200   1,870,000   1,870,000   1,870,000   1,870,000
- --------------------------------------------------------------------------------------------
Heating degree days                    4,341       4,691       4,090       4,556       4,773
% of normal of 30 year
  average (5,121)                      84.8%       91.6%       79.9%       89.0%       93.2%

Load factor                            54.7%       52.5%       57.0%       54.8%       47.8%

EXECUTIVE OFFICERS AT DECEMBER 31, 1994:

Name               Age                      Offices
- ----------------   ---   ---------------------------------------------------

R. R. Sonstelie    49   President and Chief Executive Officer since 1992;
                        President and Chief Operating Officer 1991-1992;
                        President and Chief Financial Officer 1987-1991;
                        Executive Vice President 1985-1987;
                        Senior Vice President Finance 1983-1985;
                        Vice President Engineering and Operations 1980-1983;
                        Director since 1987.

W. S. Weaver       50   Executive Vice President and Chief Financial Officer
                        and Director since 1991. For more than five years prior to that time, a Partner in the law firm Perkins
                        Coie.

R. V. Myers        61   Senior Vice President since May 10, 1994;
                        Senior Vice President Operations 1985-1994;
                        Vice President Engineering and Operations 1983-1985;
                        Vice President Generation Resources 1980-1983.

G. B. Swofford     53   Senior Vice President Customer Operations since
                        May 10, 1994; Vice President Divisions and Customer
                        Services 1991-1994; Vice President Rates and Customer
                        Programs 1986-1991; Director Conservation and
                        Division Services 1980-1986.

S. M. Vortman      49   Senior Vice President Corporate & Regulatory
                        Relations since May 10, 1994; Vice President
                        Strategic Planning and Regulatory Affairs
                        February 10, 1994 - May 9, 1994; Vice President
                        Corporate Services 1992-1994; Director Real Estate
                        1990-1992; Manager  Community and Economic
                        Development 1986-1990.

R. G. Bailey       55   Vice President Power Systems since 1980.

J. W. Eldredge     44   Chief Accounting Officer since October 10, 1994;
                        Corporate Secretary and Controller since 1993;
                        Controller since 1988; Manager Budgets and
                        Performance 1987-1988; Manager General Accounting
                        1984-1987.

G. N. Ferencz      48   Vice President Divisions since May 10, 1994; Director
                        Division Services 1992-1994; General Manager Thurston
                        Division 1990-1992; Division Administrator Southern
                        Division 1982-1990.

D. E. Gaines       37   Treasurer since October 10, 1994; Director Strategic
                        Planning 1992-1994; Manager Financial Planning 1986 -
                        1992.

J. L. Henry        49   Vice President Engineering and Operating Services
                        since January 11, 1994; Vice President Operations
                        Services 1991-1994; Director South Central Division
                        1990-1991; Director Division Operations 1984-1990.

C. A. Knutsen      48   Vice President Administration and Corporate Services
                        since February 10, 1994; Vice President Corporate
                        Planning 1989-1994; Director Strategic Planning
                        1987-1988; Manager Demand and Resource Evaluation
                        Project 1986-1987.

J. R. Lauckhart    46   Vice President Power Planning since 1991;
                        Director Power Planning 1986-1991.

Officers are elected for one-year terms.

ITEM  2.  PROPERTIES

     The principal generating plants owned by the Company are described under
Item 1 - "Business - Power Resources." The Company owns its transmission and distribution facilities, and various other properties. Substantially all properties of the Company are subject to the lien of the Company's Mortgage Indenture.

ITEM  3.  LEGAL PROCEEDINGS

     See Notes 10 and 16 to the Consolidated Financial Statements.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE


                                  PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The Company's common stock is traded on the New York Stock Exchange (symbol PSD). The number of stockholders of record of the Company's common stock at December 31, 1994, was 62,364.

     The Company has paid dividends on its common stock each year since 1943 when such stock first became publicly held. Future dividends will be dependent upon earnings, the financial condition of the Company and other factors.

     Certain provisions relating to the Company's senior securities limit funds available for payment of dividends to net income available for dividends on common stock (as defined in the Company's Mortgage Indenture) accumulated after December 31, 1957, plus the sum of $7.5 million. As of December 31, 1994, the balance of earnings reinvested in the business that was not restricted as to dividends on common stock was approximately $251 million. (See Note 6 to the Consolidated Financial Statements.)

     Dividends paid and high and low stock prices for each quarter over the last two years were:

                         1994                           1993
                  ---------------------------   ---------------------------
                    Price Range                    Price Range
                  ---------------   Dividends   ---------------   Dividends
Quarter Ended      High       Low     Paid        High      Low     Paid
- -------------     ------   ------   ---------   ------   ------   ---------
March 31          24-7/8   22         $.46      28-3/4   26-1/8     $.45
June 30           22-3/4   16-1/2     $.46      29-3/8   26-1/4     $.46
September 30      20       18-3/8     $.46      29-3/4   25-5/8     $.46
December 31       21       19-3/8     $.46      26-7/8   23-1/2     $.46

ITEM  6.  SELECTED FINANCIAL DATA

Year Ended December 31               1994        1993        1992        1991        1990
- ----------------------------    ---------  ----------  ----------  ----------  ----------
                                     (Thousands of Dollars except per share data)
Operating Revenue              $1,194,058  $1,112,878  $1,024,970  $  956,769  $  935,273
Operating Income               $  193,498  $  210,980  $  214,670  $  213,731  $  215,376
Net Income                     $  120,059  $  138,327  $  135,720  $  132,777  $  132,343
Income for Common Stock        $  104,328  $  121,885  $  121,836  $  122,738  $  119,948
Common Shares Outstanding -
  Weighted Average             63,632,057  60,930,859  56,283,949  55,561,647  55,561,647

Earnings Per Common Share
  (Note 1 to the
  Financial Statements)             $1.64       $2.00       $2.16       $2.21       $2.16
Dividends Per Common Share          $1.84       $1.83       $1.79       $1.76       $1.76
Book Value Per Common Share        $18.43      $18.65      $17.76      $16.96      $16.52
Total Assets at Year End*      $3,463,770  $3,341,130  $2,997,721  $2,676,438  $2,602,536

Long-term Obligations          $  963,298  $1,036,079  $1,044,992  $1,052,309  $1,005,834
Redeemable Preferred Stock     $   91,242  $   93,176  $   93,822  $   20,189  $   28,766

* The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993, providing deferred taxes for items which previously had tax benefits flowed through to ratepayers. A corresponding regulatory asset was recorded under long-term assets. For years prior to 1993, the Company has reclassified as liabilities deferred taxes previously netted with plant and other property and investments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income in 1994 was $120.1 million on operating revenues of $1.194 billion, compared to $138.3 million on operating revenues of $1.113 billion in 1993 and $135.7 million on operating revenues of $1.025 billion in 1992. Income for common stock was $104.3 million, $121.9 million and $121.8 million for 1994, 1993 and 1992, respectively.

Earnings per share in 1994 were $1.64 on 63.6 million weighted average common shares outstanding during the period compared to $2.00 on 60.9 million weighted average common shares outstanding in 1993 and $2.16 on 56.3 million weighted average common shares outstanding in 1992.

Return on the average book value of the Company's common equity in 1994 was 8.9%, compared to 11.0% in 1993 and 12.6% in 1992. The dividend payout ratio was 112.2% in 1994, compared to 91.5% in 1993 and 82.9% in 1992.

The decline in net income during 1994 reflects after-tax charges totaling $13.6 million associated with the Company's two voluntary early retirement and separation programs and related business office and service facility consolidations. These charges, recorded in other operation expenses, represent a decrease in earnings per common share of $0.21 for the period. Also contributing to this decline in net income was the reduction in the Company's allowed rate of return on common equity from 12.8% to 10.5% resulting from the Company's September 21, 1993 general rate order.

Total kilowatt-hour sales to ultimate consumers in 1994 were 19.1 billion, compared with 19.2 billion in 1993 and 18.4 billion in 1992. Kilowatt-hour sales to other utilities were 2.8 billion in 1994, 0.9 billion in 1993 and
1.2 billion in 1992.

The preferred stock dividend accrual decreased $0.7 million in 1994 compared to 1993. The decrease was due to the redemptions of the $50 million, Flexible Dutch Auction Rate Transferable Securities $100 Par Value Preferred Stock ("FLEX DARTS"), Series B in July 1993 and the $40 million, Adjustable Rate Cumulative Preferred Stock, Series A ($100 par value) in February 1994. These decreases were partially offset by the issuance in February 1994 of the $50 million, Adjustable Rate Cumulative Preferred Stock, Series B ($25 par value).

The preferred stock dividend accrual increased $2.6 million in 1993 and $3.8 million in 1992 compared to 1991 primarily due to the issuance of the 7.75% Series Preferred Stock in March 1992 and the 7.875% Series Preferred Stock in July 1992. This was partially offset by the reacquisition of the Series A FLEX DARTS in April 1992. The 1993 increase was also partially offset by the reacquisition of the Series B FLEX DARTS in July 1993. Lower dividend rates associated with the FLEX DARTS were also an offsetting factor during 1992.

                             Years Ending December 31
                   Increase (Decrease) Over Preceding Year
                            (Dollars in Millions)


                                                 1994     1993     1992
- -----------------------------------------------------------------------
Operating revenues
  General rate increase                         $27.0   $ 14.2    $  --
  PRAM surcharge billed                          29.6     48.8     44.8
  Accrual of revenue under
    the PRAM - Net                              (16.3)     --      41.5
  BPA Residential Purchase and
    Sale Agreement                                2.3    (15.0)   (25.1)
  Sales to other utilities                       41.0     (6.8)    (0.8)
  Load and other changes                         (2.4)    46.7      7.8
- -----------------------------------------------------------------------
      Total operating revenue changes            81.2     87.9     68.2
- -----------------------------------------------------------------------
Operating expenses
  Purchased and interchanged power               77.1     81.5     18.2
  Fuel                                           (5.5)    (4.4)    11.9
  Other operation expenses                       26.0      5.9      9.9
  Maintenance                                    (2.5)    (1.8)    (0.4)
  Depreciation and amortization                   0.1     (7.2)     6.6
  Taxes other than federal income taxes           7.2      6.1      4.8
  Federal income taxes                           (3.7)    11.5     16.3
- -----------------------------------------------------------------------
        Total operating expense changes          98.7     91.6     67.3
- -----------------------------------------------------------------------
Allowance for funds used during
  construction ("AFUDC")                         (0.8)     1.5     (1.0)
Other income                                      1.0     (5.5)    12.3
Interest charges                                  1.0    (10.3)     9.3
- -----------------------------------------------------------------------
Net income changes                             ($18.3)   $ 2.6    $ 2.9
=======================================================================

The following information pertains to the changes outlined in the table above:

 OPERATING REVENUES

 Revenues since October 1, 1994, increased as a result of rates authorized by the Washington Utilities and Transportation Commission (the "Washington Commission") under the fourth Periodic Rate Adjustment Mechanism ("PRAM") filing. Revenues since October 1, 1993, increased as a result of rates authorized by the Washington Commission in its general rate order issued on September 21, 1993. Revenues since October 1, 1992, increased as a result of rates authorized by the Washington Commission under the second PRAM filing. (See "Rate Matters.")

 Revenues have been reduced by virtue of the credit that the Company received through the Residential Purchase and Sale Agreement with the

                                      19
 Bonneville Power Administration ("BPA"). This agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. A corresponding reduction is included in purchased and interchanged power expenses.

 Revenues in 1993 were higher due to PRAM rate adjustments and continuing load growth. Revenues in 1992 were higher as a result of the recognition of $6.7 million in September 1992 related to incentive payments authorized by the Washington Commission for meeting energy conservation targets during 1991. These revenues were collected in rates beginning October 1, 1992.

 Although the Company is dependent on purchased power to meet customer demand, it may, from time to time, have energy available for sale to other utilities, depending principally upon water conditions for the generation of hydroelectric power, customer usage and the energy requirements of other utilities.

 OPERATING EXPENSES

 Purchased and interchanged power expenses increased $77.1 million in 1994 when compared to 1993. Higher payments related to new firm power purchase contracts from non-utility generators contributed an increase of $89.3 million. Also contributing to the increase was a reduction in credits associated with the Residential Purchase and Sale Agreement with BPA of $2.2 million. (See discussion of the Residential Purchase and Sale Agreement under "Operating Revenues.") Partially offsetting these increases were lower secondary power purchases from other utilities of $15.6 million.

 Purchased and interchanged power expenses increased $81.5 million in 1993. Purchased power expenses increased $95.8 million due primarily to new firm power purchase contracts and higher secondary power purchases from other utilities. This increase was partially offset by increased credits associated with the Residential Purchase and Sale Agreement with BPA, which resulted in a reduction of $14.4 million.

 Purchased and interchanged power expenses increased $18.2 million in 1992. Higher purchased power expenses of $42.3 million were influenced by new firm power purchase contracts and higher costs on certain firm power purchase contracts with other utilities. The Residential Purchase and Sale Agreement with BPA resulted in a reduction of $23.9 million.

 Fuel expense decreased $5.5 million in 1994 as the Company purchased additional power from cogeneration facilities rather than run Company-owned gas turbines to generate electricity. Fuel expense decreased $4.4 million in 1993 due to decreased use of the coal-fired plants. Fuel expense increased $11.9 million in 1992 over the previous year due to increased usage of the coal-fired and gas turbine plants.

 Other operation expenses increased $26.0 million in 1994. Included in the increase were charges totaling $20.9 million reflecting costs associated with the Company's two voluntary early retirement and separation programs and related business office and service facility consolidations. (See Note 11 to the Consolidated Financial Statements.) Also included was an increase of $4.0 million in amortization expense associated with the

                                       20
 Company's energy conservation program and an increase of $1.8 million in transmission and distribution expenses.
 Other operation expenses increased $5.9 million in 1993 due primarily to a $5.1 million increase in the amortization of energy conservation expenditures. Also influencing 1993 expenses was an increase of $1.8 million in steam generation expenses and a decrease of $2.3 million in administration and general expenses.

 Other operation expenses increased $9.9 million in 1992. Transmission expense accounted for $5.3 million of the increase. Also contributing was a $2.2 million rise in customer service expenses and a $1.5 million increase in administration and general expenses.

 Maintenance expense in 1994 was lower by $2.5 million compared to 1993 due primarily to a $4.4 million decrease in distribution maintenance expense. This decrease was partially offset by a $1.3 million increase in administration and general maintenance expense. Maintenance expense in 1993 declined $1.8 million compared to 1992 due primarily to a $2.2 million decrease in distribution maintenance expense. Maintenance expense in 1992 was largely unchanged from levels of the previous year.

 Depreciation and amortization expense increased $0.1 million in 1994 compared to the prior year. Increased depreciation expense related to additional plant being placed into service was offset by the completion of the 10 year amortization period related to two terminated generating projects. Depreciation and amortization expense declined $7.2 million in 1993. This decrease was due to a change in depreciation rates approved by the Washington Commission staff in the second quarter of 1993 that was made retroactive to the beginning of 1993. This adjustment had the effect of decreasing depreciation expense by $10.5 million during 1993. This adjustment was partially offset by the effects of additional plant being placed into service. Depreciation and amortization expense increased $6.6 million in 1992 as a result of additional plant being placed into service.

 Taxes other than federal income taxes increased $7.2 million in 1994 compared to the prior year. Municipal and state excise taxes, which are revenue-based, were higher by $4.5 million. Also contributing to the increase were higher Washington and Montana state property tax payments of $1.4 million. Taxes other than federal income taxes increased $6.1 million in 1993 due primarily to higher excise and municipal tax payments. Taxes other than federal income taxes increased $4.8 million in 1992. An increase in Washington state property tax payments of $2.2 million accounted for much of the increase.

 Federal income taxes on operations decreased $3.7 million in 1994 compared to the prior year due primarily to lower pre-tax operating income during 1994. Federal income taxes on operations increased $11.5 million in 1993. The increase was due in part to higher pre-tax operating income in 1993 and an increase in the corporate tax rate from 34 to 35 percent, retroactive to January 1, 1993. Federal income taxes on operations increased $16.3 million in 1992 due to an increase in pre-tax operating income and a change in the method in which energy conservation expenditures are deducted for federal tax purposes. (See Note 13 to the Consolidated Financial Statements.)

                                       21
 AFUDC

 (See Note 1 to the Consolidated Financial Statements.)

 OTHER INCOME

 Total other income increased $1.0 million in 1994 over 1993. Included was an increase in subsidiary earnings of $2.2 million due primarily to an after-tax gain of $1.9 million resulting from the sale of a small hydroelectric generating project by the Company's Hydro Energy Development Corporation subsidiary. Cash received from the sale, which totaled $30.1 million, has been paid to the Company and is recorded on the Statement of Cash Flows as "Cash received from subsidiary."

 Other income decreased $5.5 million in 1993. The decrease was due in part to a charge totaling $1.4 million as a result of the Washington Commission's September 1993 general rate case ruling and a $1.4 million decrease in excess AFUDC over the Federal Energy Regulatory Commission ("FERC") maximum allowed by the Washington Commission. Also contributing to the 1993 decrease was a non-recurring $2.3 million decrease in non-operating federal income taxes in the second quarter of 1992 as a result of an IRS settlement.

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

 INTEREST CHARGES

 Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $1.0 million in 1994 compared to 1993. Interest and amortization on long-term debt alone decreased $1.9 million. Contributing $8.1 million in reduced interest expense were eight First Mortgage Bond and Secured Medium-Term Note retirements or redemptions totaling $191 million over the previous 22 months. Partially offsetting this was $6.4 million in new interest expense associated with nine issues of Secured Medium-Term Notes totaling $169 million issued over the previous 23 months.

 Other interest expense increased $2.9 million in 1994 compared to the prior year. The increase was the result of higher average daily short-term borrowings and higher weighted average interest rates in 1994 as compared to 1993.

 Interest charges decreased $10.3 million in 1993 compared to 1992.

                                       22
 Interest and amortization on long-term debt alone decreased $3.5 million. Contributing $29.1 million in reduced interest expense were 11 issues of First Mortgage Bonds totaling $510 million redeemed or retired over the previous 21 months. Partially offsetting this was $23.7 million in new interest expense associated with 22 issues of Secured Medium-Term Notes totaling $549 million issued over the previous 23 months. Other interest expense decreased $6.8 million in 1993 compared to the prior year. Much of the decrease was the result of a $5.3 million non-recurring interest charge in 1992 relating to a federal income tax assessment. Also contributing were lower average daily short-term borrowings and lower weighted average interest rates in 1993.

 Interest charges increased $9.3 million in 1992 compared to the prior year. Interest and amortization on long-term debt alone increased $4.7 million. Contributing $24.0 million of new interest expense were 19 issues of Secured Medium-Term Notes totaling $645 million issued over the previous 19 months. Partially offsetting this were $21.1 million in interest reductions from First Mortgage Bond retirements or redemptions of $451 million over the same period. Also contributing an increase of $1.5 million were the effects of three issues of fixed rate pollution control bonds that were used to refund floating rate pollution control bonds of identical amounts. Other interest expense increased $4.6 million in 1992 compared to 1991. An interest charge of $5.3 million relating to a federal income tax assessment was partially offset by lower short-term interest rates in 1992.

CONSTRUCTION AND FINANCING PROGRAM

Current construction expenditures are primarily transmission and distribution-related, designed to meet continuing customer growth. Construction expenditures, which include energy conservation expenditures and exclude AFUDC and AFUCE, were $242.8 million in 1994 and are expected to be approximately $154.9 million in 1995 and $198.1 million in 1996. The ratio of cash from operations (net of dividends, AFUDC and AFUCE) to construction expenditures (excluding AFUDC and AFUCE) was 49.2% in 1994.
The Company expects to fund an average of 72% of its total 1995 and 1996 estimated construction expenditures (excluding AFUDC and AFUCE) from cash from operations (net of dividends, AFUDC and AFUCE) and the balance through the sale of securities, the nature, amount and timing of which will be subject to market and other relevant factors. The Company made a final payment of $77.6 million in December 1994 for capacity rights to BPA's third A.C. transmission line to the southwestern United States following an initial payment of $8.0 million in May 1993. Construction expenditure estimates are subject to periodic review and adjustment.

In October 1992, the Company filed a shelf registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to an additional $450 million principal amount of First Mortgage Bonds. The First Mortgage Bonds can be issued as Secured Medium-Term Notes, through underwritten offerings, pursuant to delayed delivery contracts or any combination thereof. These Secured Medium-Term Notes were designated Series B. As of February 10, 1995, the Company has issued $364 million in Series B Notes having an average coupon rate of 6.90%.

                                      23
On February 1, 1994, the Company issued $55 million principal amount of Secured Medium-Term Notes, Series B, due February 1, 2024, bearing interest at 7.35% per annum. Proceeds of this issue were used to extinguish $50 million principal amount of the Company's First Mortgage Bonds, 9.625% Series due 1997. The Company redeemed $24.5 million through a tender offer completed February 7, 1994. A portfolio of U.S. Government Treasury Securities was purchased to defease the remaining $25.5 million of the bonds.

On February 14, 1994, the Company redeemed $15 million principal amount of First Mortgage Bonds, 4.75% Series due May 1, 1994.

On May 27, 1994, the Company issued $30 million principal amount of Secured Medium-Term Notes Series B, due May 27, 2004, bearing interest at 7.80% per annum. Proceeds of this issue were used to pay down short-term debt.

In February 1992, the Company filed a shelf registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $200 million of preferred stock. In 1992, the Company issued an aggregate of $150 million of preferred stock from this shelf. On February 3, 1994, the Company issued $50 million Adjustable Rate Cumulative Preferred Stock, Series B ($25 par value). The proceeds were used to retire the $40 million principal amount of Adjustable Rate Cumulative Preferred Stock, Series A ($100 par value) and to pay down short-term debt.

Short-term borrowings from banks and the sale of commercial paper are used to provide working capital for the construction program. At December 31, 1994, the Company had in place $176.5 million in lines of credit with several banks, which provided liquidity support for outstanding commercial paper of $139.6 million, effectively reducing the available borrowing capacity under these lines of credit to $36.9 million. (See Note 8 to the Consolidated Financial Statements.)

RATE MATTERS

In the Washington Commission's September 21, 1993 general rate case order, the Company was allowed a 10.5% return on common equity and 8.94% return on rate base, based on a capital structure of 47% debt, 8% preferred stock and 45% common equity.

On September 27, 1994 the Washington Commission issued two rate orders, one regarding the case initiated by the Washington Commission to review the prudence of nine of the Company's recent purchase power contracts, the other related to an annual rate adjustment under the Washington Commission's PRAM.

In the order relating to the prudence review case, the Washington Commission ruled that 1.2% of the contract payments on the Tenaska cogeneration purchased power contract and 3% of the contract payments on the March Point Phase II cogeneration purchased power contract should not be recovered in rates. In light of the Washington Commission order, the Company, in December 1994, reduced PRAM deferral revenue by $1.5 million, representing the disallowance for the period from October 1, 1993 through December 31, 1994. On January 12, 1995, the Company filed a petition for review in King

                                     24
County Superior Court appealing the Washington Commission's final order. No disallowance was ordered in respect to the other seven purchased power contracts under review.

On September 27, 1994 the Washington Commission also acted on the Company's pending annual rate increase under the PRAM. The Company had requested a $55.5 million revenue increase and the Washington Commission allowed $53.7 million. The items of revenue disallowed were the $1.6 million related to the two purchased power contracts and $208,000 related to a $978,000 reduction that the Washington Commission ordered in the Company's rate base for its conservation program. Previously deferred conservation program costs of $690,000 were written off to expense in the third quarter of 1994 to conform deferred conservation program costs to the Washington Commission's September 27, 1994 order.

The decrease in allowed return on common equity from 12.8% to 10.5% in the last general rate case has put downward pressure on earnings since the order became effective on October 1, 1993. In addition, it will be difficult for the Company to earn its full allowed rate of return because of changes made by the rate orders in the recovery methods of certain costs.

OTHER

The electric utility industry in general is facing a more competitive environment, particularly in wholesale generation and industrial customer markets, with the prospect of changes in utility regulation which could accelerate competitive pressures. The National Energy Policy Act of 1992 has intensified competition in the wholesale electric generation market by easing restrictions on producers of wholesale power and by authorizing the FERC to mandate access by wholesale power producers to electric transmission systems owned by others. The potential for increased competition at the retail level through mandated retail wheeling has also been the subject of legislative and administrative agency interest in a number of states including the state of Washington. Retail wheeling is the term for regulatory changes that would allow competing electric suppliers access to transmission and distribution lines owned by others to distribute power to any industrial, commercial or residential customer, regardless of service territory boundaries. In April 1994 utility regulators in California proposed a plan to open competition in the sale of electricity at the retail level, suggesting that both industrial and residential customers be allowed to shop freely for electricity among competing suppliers. Recommendations by the utility regulators to the California legislature are expected by the end of 1995. In December 1994 the Washington Commission issued a notice of inquiry seeking comments from utility companies, ratepayers and other interested parties on costs and benefits of retail competition and on creating a new regulatory structure to better accommodate the electric utility industry as it evolves towards retail competition. Any substantial changes in utility regulation in Washington state, such as mandating retail wheeling, would require legislative action. The major credit rating agencies have expressed the view that competitive developments are likely to increase business risks in the electric utility industry, with resulting pressures on utility credit quality and investor returns. The Company and other electric utilities now face an increasing prospect of competition for customers and resources from other investor-owned utilities, government

                                      25
agencies, independent power producers, exempt wholesale power producers, industrial customers developing cogeneration and other power resources, and suppliers of natural gas and other fuels.

The Company seeks to build on the strengths of its efficient electric distribution and transmission system to become a leading provider of energy and related services to homes and businesses in the Pacific Northwest. To prepare for a more competitive business environment, the Company has committed itself to being a low cost supplier of electricity. The Company has taken steps to reduce costs, including work force reductions, facility consolidations and reductions in capital budgets. The Company has also conducted joint customer service operations with Washington Natural Gas Company to lower costs of serving customers of both utilities. The Company intends to pursue opportunities for improved operating efficiencies and productivity, including possible restructuring of its power supply resources and contracts. The Company is also actively pursuing opportunities to become a provider of new high value services such as wireless automated meter reading and billing, to utility customers and other utilities.

In the first quarter of 1994, the Company offered to 650 manager-level and eligible professional staff the opportunity to voluntarily leave or, if eligible, to retire from the Company. The offer was accepted by 98 employees in March 1994. A charge of $6.9 million ($4.5 million or 7 cents a share after-tax) was taken in the first quarter to reflect costs associated with this program and is included in other operation expenses.

During the second quarter, 155 Company employees, including 131 bargaining unit employees, elected to accept a second voluntary retirement package offered by the Company. A charge of $9.6 million ($6.2 million or 10 cents a share after-tax) was taken in the second quarter to reflect costs associated with this program and is included in other operation expenses.

In the third and fourth quarters of 1994, the Company recorded charges totaling $4.4 million ($2.9 million or 5 cents a share after-tax) for costs related to the work force reductions described above and related consolidation of facilities. These costs are also included in other operation expenses.

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

The Company is in the process of replacing the High Molecular Weight ("HMW") underground distribution cable installed during the 1960s and 1970s. The Company installed about 4,800 miles of industrial standard HMW cable between 1964 and 1979, but the Company and other utilities have experienced

                                      26
increasing cable failures in recent years. The Company is continuing to analyze cable failure trends to find ways to mitigate the long term effect of cable failures on customer service, within budgetary constraints. To minimize the impact of increasing cable failures, the Company replaces a certain amount of HMW cable each year. The Company estimates that the total cost of replacing all 4,800 miles of cable will be approximately $550 million. With 458 miles of cable replaced to date, the Company expects to spend $53 million during the period 1995-1998 for replacement of this cable.

For a discussion of environmental obligations, see Note 16 to the Consolidated Financial Statements.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index on page 32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - NONE.


                                  PART III

     Part III is incorporated by reference from the Company's definitive proxy statement issued in connection with the 1995 Annual Meeting of Shareholders. Certain information regarding executive officers is set forth in Part I.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:

          1) Financial statement schedule - see index on page 32.

          2) Exhibits - see index on page 61.

     (b)  Reports on Form 8-K:

          1) Form 8-K dated December 16, 1994, Item 5 - Other Events, related to the Company's petition for reconsideration of the Washington Commission's September 27, 1994 order.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PUGET SOUND POWER & LIGHT COMPANY



                                   By             R. R.Sonstelie
                                      --------------------------------------
                                                  R. R. Sonstelie
                                       President and Chief Executive Officer


                                           Date:  February 28, 1995


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                Date
- ---------------------------    ----------------------------     ------------


     R. R. Sonstelie           President and
- ---------------------------    Chief Executive Officer
    (R. R. Sonstelie)          and Director


     William S. Weaver         Executive Vice President and
- ---------------------------    Chief Financial Officer
    (William S. Weaver)        and Director
                                                                February 28,
                                                                       1995

     James W. Eldredge         Corporate Secretary
- ---------------------------    and Controller and
    (James W. Eldredge)        Chief Accounting Officer


     Douglas P. Beighle        Director
- ---------------------------
    (Douglas P. Beighle)


     Charles W. Bingham        Director
- ---------------------------
    (Charles W. Bingham)

     Phyllis J. Campbell       Director
- ---------------------------
    (Phyllis J. Campbell)


     John D. Durbin            Director
- ---------------------------
    (John D. Durbin)


     John W. Ellis             Director
- ---------------------------
    (John W. Ellis)


                               Director
- ---------------------------
    (Daniel J. Evans)


     Nancy L. Jacob            Director
- ---------------------------
    (Nancy L. Jacob)


     R. Kirk Wilson            Director
- ---------------------------
    (R. Kirk Wilson)

                        Puget Sound Power & Light Company

Report of Management:                                      February 28, 1995

The accompanying consolidated financial statements of Puget Sound Power & Light Company have been prepared under the direction of management, which is responsible for their integrity and objectivity. The statements have been prepared in accordance with generally accepted accounting principles and include amounts based on judgments and estimates by management where necessary. Management also has prepared the other information in the Annual Report on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

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

In addition, Coopers & Lybrand L.L.P., the independent auditors, have performed audit procedures deemed appropriate to obtain reasonable assurance about whether the financial statements are free of material misstatement.

The Board of Directors pursues its oversight role for the financial statements through the audit committee, which is composed solely of outside Directors. The audit committee meets regularly with management, the internal auditors and the independent auditors, jointly and separately, to review management's process of implementation and maintenance of internal accounting controls and auditing and financial reporting matters. The internal and independent auditors have unrestricted access to the audit committee.




   R. R. Sonstelie         William S. Weaver           James W. Eldredge
___________________     _______________________     ________________________
   R. R. Sonstelie         William S. Weaver           James W. Eldredge

    President and       Executive Vice President       Corporate Secretary
   Chief Executive      and Chief Financial Officer    and Controller
      Officer                                          (Chief Accounting
                                                       Officer)

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of
Puget Sound Power & Light Company

We have audited the consolidated financial statements and the financial statement schedule of Puget Sound Power & Light Company listed on page 32 of this Annual Report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Puget Sound Power & Light Company as of December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Notes 13 and 14, effective January 1, 1993, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.


                            Coopers & Lybrand L.L.P.

Seattle, Washington
February 10, 1995

                     PUGET SOUND POWER & LIGHT COMPANY



  CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
      COVERED BY THE FOREGOING REPORT OF INDEPENDENT ACCOUNTANTS


CONSOLIDATED FINANCIAL STATEMENTS:                                      Page


Consolidated Statements of Income for the years ended
  December 31, 1994, 1993 and 1992........................................33

Consolidated Balance Sheets, December 31, 1994 and 1993...................34

Consolidated Statements of Capitalization, December 31, 1994 and 1993.....36

Consolidated Statements of Earnings Reinvested in the Business
  for the years ended December 31, 1994, 1993 and 1992....................37

Consolidated Statements of Cash Flows for the years
  ended December 31, 1994, 1993 and 1992..................................38

Notes to Consolidated Financial Statements................................39


SCHEDULE:

II.   Valuation and Qualifying Accounts and Reserves for the
      years ended December 31, 1994, 1993 and 1992........................60

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

Consolidated Statements of Income
Puget Sound Power & Light Company

- --------------------------------------------------------------------------------------------
Year Ended December 31                                      1994          1993          1992
- --------------------------------------------------------------------------------------------
                                             (Dollars in Thousands except per share amounts)
Operating Revenues                                    $1,194,058    $1,112,878    $1,024,970
- --------------------------------------------------------------------------------------------
Operating Expenses:
  Operation (Note 16):
    Purchased and interchanged power                     394,758       317,642       236,179
    Fuel                                                  47,166        52,654        57,014
    Other (Notes 11 and 12)                              203,476       177,444       171,555
  Maintenance                                             51,342        53,900        55,706
  Depreciation and amortization                          115,738       115,690       122,931
  Taxes other than federal income taxes (Note 11)        107,821       100,598        94,466
  Federal income taxes (Note 13)                          80,259        83,970        72,449
- --------------------------------------------------------------------------------------------
      Total operating expenses                         1,000,560       901,898       810,300
- --------------------------------------------------------------------------------------------
Operating Income                                         193,498       210,980       214,670
- --------------------------------------------------------------------------------------------
Other Income:
  Allowance for funds used during construction
    equity portion                                           530         2,301           443
  Miscellaneous (Notes 10, 11 and 13)                     12,290        11,277        16,761
- --------------------------------------------------------------------------------------------
      Total other income - net                            12,820        13,578        17,204
- --------------------------------------------------------------------------------------------
Income Before Interest Charges                           206,318       224,558       231,874
- --------------------------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                              80,213        82,065        86,702
  Allowance for funds used during construction
    debt portion                                          (3,667)       (2,714)       (3,046)
  Other interest                                           5,782         2,915         9,691
  Amortization of debt expense,
    net of premium (Note 7)                                3,931         3,965         2,807
- --------------------------------------------------------------------------------------------
      Total interest charges                              86,259        86,231        96,154
- --------------------------------------------------------------------------------------------
Net Income                                               120,059       138,327       135,720
- --------------------------------------------------------------------------------------------
Less Preferred Stock Dividend Accruals                    15,731        16,442        13,884
- --------------------------------------------------------------------------------------------
Income for Common Stock                                 $104,328      $121,885      $121,836
- --------------------------------------------------------------------------------------------

Common shares outstanding weighted average            63,632,057    60,930,859    56,283,949
Earnings per common share (Note 1)                         $1.64         $2.00         $2.16
============================================================================================

The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheets
Puget Sound Power & Light Company

- --------------------------------------------------------------------------------------------

Assets
December 31                                                               1994          1993
- --------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Utility Plant:
  Electric plant, at original cost (Notes 1, 2, 7 and 16)           $3,306,854    $3,134,747
  Less: Accumulated depreciation                                     1,039,943       981,535
- --------------------------------------------------------------------------------------------
      Net utility plant                                              2,266,911     2,153,212
- --------------------------------------------------------------------------------------------
Other Property and Investments:
  Investment in Bonneville Exchange Power Contract (Note 10)           101,309       108,002
  Investment in terminated generating projects                              --        12,612
  Investment in and advances to subsidiaries                            76,517        90,423
  Energy conservation loans to customers                                 1,409         2,284
  Other investments, at cost                                            12,203        15,960
- --------------------------------------------------------------------------------------------
      Total other property and investments                             191,438       229,281
Current Assets:
  Cash (Note 9)                                                          5,284         3,445
- --------------------------------------------------------------------------------------------
  Accounts receivable:
    Customers                                                           80,503        75,216
    Other                                                               27,695        16,170
    Less allowance for doubtful accounts                                   610           523
- --------------------------------------------------------------------------------------------
      Total accounts receivable                                        107,588        90,863
- --------------------------------------------------------------------------------------------
  Estimated unbilled revenue                                            86,745        89,266
  PRAM accrued revenues                                                 47,178        37,212
  Materials and supplies, at average cost                               49,543        52,383
  Prepayments and Other                                                  5,260         5,185
- --------------------------------------------------------------------------------------------
      Total current assets                                             301,598       278,354
- --------------------------------------------------------------------------------------------
Long-Term Assets:
  Regulatory asset for deferred income taxes (Note 13)                 275,296       280,639
  PRAM accrued revenues (net of current portion)                        63,663        47,795
  Unamortized debt expense                                               8,076         8,550
  Unamortized energy conservation charges                              239,500       231,331
  Other                                                                117,288       111,968
- --------------------------------------------------------------------------------------------
      Total long-term assets                                           703,823       680,283
- --------------------------------------------------------------------------------------------
Total Assets                                                        $3,463,770    $3,341,130
============================================================================================

The accompanying notes are an integral part of the financial statements.

- -------------------------------------------------------------------------------
Capitalization and Liabilities

December 31                                                               1994          1993
- --------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Capitalization (see "Consolidated Statements of Capitalization"):
  Common equity                                                     $1,172,729    $1,186,475
  Preferred stock not subject to mandatory redemption                  125,000       115,000
  Preferred stock subject to mandatory redemption                       91,242        93,176
  Long-term debt                                                       963,298     1,036,079
- --------------------------------------------------------------------------------------------
      Total capitalization                                           2,352,269     2,430,730
- --------------------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                      58,025        53,449
  Short-term debt (Notes 8 and 9)                                      234,454       149,306
  Current maturities of long-term debt (Note 7)                        108,000        23,000
  Accrued expenses:
    Taxes                                                               40,337        39,124
    Salaries and wages                                                  20,809        26,289
    Interest                                                            26,181        23,832
  Other                                                                 25,018        22,216
- --------------------------------------------------------------------------------------------
      Total current liabilities                                        512,824       337,216
- --------------------------------------------------------------------------------------------
Deferred Income Taxes:
  Deferred Income Taxes (Note 13)                                      541,501       528,665
  Investment tax credits                                                   726         1,142
- --------------------------------------------------------------------------------------------
      Total deferred income taxes                                      542,227       529,807
- --------------------------------------------------------------------------------------------
Other Deferred Credits:
  Customer advances for construction                                    21,939        19,131
  Other                                                                 34,511        24,246
- --------------------------------------------------------------------------------------------
      Total other deferred credits                                      56,450        43,377
- --------------------------------------------------------------------------------------------
Commitments and Contingencies
  (Notes 1, 10, 12, 13, 14, 15 and 16)                                      --            --
Total Capitalization and Liabilities                                $3,463,770    $3,341,130
============================================================================================

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Capitalization
Puget Sound Power & Light Company

- --------------------------------------------------------------------------------------------
December 31                                                               1994          1993
- --------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Common Equity:
  Common stock - ($10 stated value) - 80,000,000 shares
    authorized, 63,640,861 and 63,629,416 shares
    outstanding (Notes 3 and 15)                                    $  636,409    $  636,294
  Additional paid-in capital (Notes 5 and 15)                          328,753       329,922
  Earnings reinvested in the business (Note 6)                         207,567       220,259
- --------------------------------------------------------------------------------------------
      Total common equity                                            1,172,729     1,186,475
- --------------------------------------------------------------------------------------------
Preferred Stock Not Subject to Mandatory
  Redemption - cumulative (Note 3):
  $25 par value:*
    7.875% series - 3,000,000 shares authorized and outstanding         75,000        75,000
  $100 par value:*
    Adjustable Rate, Series A - 400,000 shares authorized
      and outstanding in 1993                                               --        40,000
  $25 par value:*
    Adjustable Rate, Series B - 2,000,000 shares authorized
      and outstanding                                                   50,000            --
- --------------------------------------------------------------------------------------------
      Total preferred stock not subject to mandatory redemption        125,000       115,000
- --------------------------------------------------------------------------------------------
Preferred Stock Subject To Mandatory Redemption - cumulative
  (Notes 4 and 9):
  $100 par value:*
    4.84% series - 150,000 shares authorized,
       47,956 and 52,061 shares outstanding                              4,796         5,206
    4.70% series - 150,000 shares authorized,
      66,215 and 69,406 shares outstanding                               6,621         6,941
    8% series - 150,000 shares authorized,
      48,253 and 60,296 shares outstanding                               4,825         6,029
    7.75% series - 750,000 shares authorized and outstanding            75,000        75,000
- --------------------------------------------------------------------------------------------
      Total preferred stock subject to mandatory redemption             91,242        93,176
- --------------------------------------------------------------------------------------------
Long-Term Debt (Notes 7 and 9):
  First mortgage bonds                                                 894,000       874,000
  Guaranteed collateralized bonds                                       16,000        24,000
  Pollution control revenue bonds:
    Revenue refunding 1991 series, due 2021                             50,900        50,900
    Revenue refunding 1992 series, due 2022                             87,500        87,500
    Revenue refunding 1993 series, due 2020                             23,460        23,460
  Other notes                                                               24            38
  Unamortized discount - net of premium                                   (586)         (819)
  Long-term debt due within one year                                  (108,000)      (23,000)
- --------------------------------------------------------------------------------------------
      Total long-term debt excluding current maturities                963,298     1,036,079
- --------------------------------------------------------------------------------------------
Total Capitalization                                                $2,352,269    $2,430,730
============================================================================================

* 16,000,000 shares authorized for $25 par value preferred stock and 3,750,000 shares authorized for $100 par value preferred stock.

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Earnings Reinvested in the Business
Puget Sound Power & Light Company

- --------------------------------------------------------------------------------------------
Year Ended December 31                                      1994          1993          1992
- --------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
Balance at Beginning of Year                            $220,259      $210,544      $188,084
Net Income                                               120,059       138,327       135,720
- --------------------------------------------------------------------------------------------
    Total                                                340,318       348,871       323,804
- --------------------------------------------------------------------------------------------
Deductions:
  Dividends Declared:
    Preferred stock:
      $4.84 per share on 4.84% series                        242           252           316
      $4.70 per share on 4.70% series                        319           327           329
      $8.00 per share on 8% series                           410           495           532
      $7.75 per share on 7.75% series                      5,813         5,813         3,713
      $1.97 per share on 7.875% series                     5,906         5,906         1,870
      Adjustable Rate, Series A                              700         2,800         2,885
      Adjustable Rate, Series B                            2,277            --            --
      Flexible Dutch Auction Rate Transferable
        Securities (Note 3):
          Series A                                            --            --           579
          Series B                                            --           912         2,033
    Common stock                                         117,084       111,498       100,692
  Loss on reacquisition of preferred stock                    --           609           311
- --------------------------------------------------------------------------------------------
  Total deductions                                       132,751       128,612       113,260
- --------------------------------------------------------------------------------------------
Balance at End of Year (Note 6)                         $207,567      $220,259      $210,544
============================================================================================

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows
Puget Sound Power & Light Company

- --------------------------------------------------------------------------------------------
Year Ended December 31                                      1994          1993          1992
- --------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Operating Activities:

Net income                                              $120,059      $138,327      $135,720
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                          115,738       115,690       122,931
  Deferred income taxes and tax credits - net             17,762        30,149         7,283
  Equity portion of AFUDC                                   (530)       (2,301)         (443)
  PRAM accrued revenues                                  (25,835)      (42,100)      (42,119)
  Other                                                   37,813       (15,079)       12,946
  Change in certain current assets and
    liabilities (Note 18)                                 (5,979)        9,645       (39,307)
- --------------------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities            259,028       234,331       197,011
- --------------------------------------------------------------------------------------------

Investing Activities:

Construction expenditures - excluding equity AFUDC      (213,982)     (156,123)     (185,881)
Additions to energy conservation program                 (36,648)      (64,027)      (58,541)
Decrease in energy conservation loans                        875         1,688         2,293
Cash received from subsidiary                             30,136            --            --
Other (including advances to subsidiaries)                (8,116)         (438)      (21,171)
- --------------------------------------------------------------------------------------------
    Net Cash Used by Investing Activities               (227,735)     (218,900)     (263,300)
- --------------------------------------------------------------------------------------------

Financing Activities:

Increase (decrease) in short-term debt                    85,148        58,856       (21,340)
Dividends paid (net of newly issued shares
  totaling $239,000 in 1994
  and $25,658,000 in 1993                               (132,513)     (102,345)     (100,886)
Issuance of common and preferrred stock
  (Notes 3, 4 and 5)                                      50,000       113,377       217,905
Issuance of bonds (Note 7)                                85,000       107,460       552,500
Redemption of bonds and notes                            (73,014)     (255,472)     (405,912)
Redemption of preferred stock                            (41,865)      (50,643)      (51,093)
Issue costs of bonds and stock                            (2,210)       (4,325)      (10,382)
- --------------------------------------------------------------------------------------------
    Net Cash Provided (Used) by Financing Activities     (29,454)     (133,092)      180,792

Increase (decrease) in Cash                                1,839      (117,661)      114,503

Cash at Beginning of Year                                  3,445       121,106         6,603
- --------------------------------------------------------------------------------------------

Cash at End of Year                                     $  5,284      $  3,445      $121,106
============================================================================================

The accompanying notes are an integral part of the financial statements.

Puget Sound Power & Light Company
Notes To Consolidated Financial Statements
- -------------------------------------------------------------------------

1)       Summary of Significant Accounting Policies

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

Consolidation and Investment in Subsidiaries:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Puget Energy, Inc. ("Puget Energy"). Guaranteed Collateralized Bonds were issued by Puget Energy and the net proceeds from the sale of bonds were advanced to the Company (see Note 7). Puget Energy has no independent operations. Investments in all other subsidiaries are stated on an equity basis.

Operating Revenues:

Operating revenues are recorded on the basis of service rendered, which include estimated unbilled revenue and revenue accrued under the Periodic Rate Adjustment Mechanism ("PRAM").

Energy Conservation:

The Company accumulates energy conservation expenditures which are included in rate base and amortized to expense over a ten-year period when authorized by the Washington Utilities and Transportation Commission ("Washington Commission"). The Washington Commission allows an additional annual overall rate of return of .90% on the Company's unamortized energy conservation expenditures and on energy conservation loans to customers made prior to January 1, 1991.

Self-Insurance:

Prior to October 1, 1993, provision was made for uninsured storm damage, comprehensive liability, industrial accidents and catastrophic property losses, with the approval of the Washington Commission, on the basis of the amount of outside insurance in effect and historical losses. To the extent actual costs varied from the provision, the difference was deferred for incorporation into future rates. The amount deferred and included in other long-term assets at December 31, 1994, was approximately $24.1 million.

In its September 21, 1993 order, the Washington Commission terminated,
                                      39
prospectively, the provision for deferral of uninsured storm damage except for certain losses associated with major catastrophic events. The Washington Commission in its order did provide for recovery annually of $2.8 million in deferred storm damage costs in retail rates, beginning October 1, 1993. The order also terminated the provision for deferral of other uninsured losses retroactively, resulting in an after-tax writeoff in 1993 of $2.0 million. At December 31, 1994, the Company had no insurance coverage for storm damage.

Depreciation and Amortization:

For financial statement purposes, the Company provides for depreciation on a straight-line basis. The depreciation of automobiles, trucks, power operated equipment and tools is allocated to asset and expense accounts based on usage.

With the Washington Commission's approval, the Company reduced its depreciation rates in 1993. This adjustment had the effect of reducing depreciation expense by $10.5 million during 1993. The annual depreciation provision stated as a percent of average original cost of depreciable utility plant was 3.0% in 1994, 3.1% in 1993 and 3.4% for 1992.

The Company's investments in terminated generating projects were amortized on a straight-line basis over ten years for regulatory purposes (included in operating income as "Depreciation and amortization"). The amortization period on these investments ended in 1994.

Amounts recoverable through rates related to investments in terminated generating projects and the Bonneville Exchange Power Contract were adjusted to their present value in prior years in accordance with Statement of Financial Accounting Standards No. 90 ("Statement No. 90"). These adjustments result in reduced net amortization expense over the recovery periods, the effect of which is included in miscellaneous income in the amount, net of federal income tax expense, of $1.8 million, $2.7 million and $3.6 million for 1994, 1993 and 1992, respectively.

Federal Income Taxes:

The Company normalizes, with the approval of the Washington Commission, certain items. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109. (See Note 13.)

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

The AFUDC rate allowed by the Washington Commission is the Company's authorized rate of return, which was 10.16% effective October 1, 1991 and
                                      40
8.94% effective October 1, 1993. To the extent this rate exceeds the maximum AFUDC rate calculated using the Federal Energy Regulatory Commission ("FERC") formula, the Company capitalizes the excess as a deferred asset, crediting miscellaneous income. The amounts included in income were:
$3,016,000 for 1994;  $2,309,000 for 1993; and $3,680,000 for 1992.

Allowance For Funds Used to Conserve Energy:

The Washington Commission has authorized the Company to capitalize, as part of energy conservation costs, related carrying costs calculated at a rate established by the Washington Commission. This Allowance for Funds Used to Conserve Energy ("AFUCE") has been credited as a non-cash item to miscellaneous income in the amount of $3,317,000 in 1994, $4,276,000 in 1993 and $4,454,000 in 1992. Cash inflow related to AFUCE occurs when these charges are reflected in rates.

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

Rates established for the PRAM period are subject to future adjustment based on actual customer growth and variations in certain costs, principally those affected by hydro and weather conditions. To the extent revenue billed to customers varies from amounts allowed under the methodology established in the PRAM order, the difference is accumulated, without interest, for rate recovery which will be established in the next PRAM hearing. In its September 27, 1994 order, the Washington Commission approved the Company's latest PRAM filing and the recovery of $53.7 million over the period October 1, 1994 through September 30, 1995. A receivable of approximately $110.8 million was recorded at December 31, 1994 under this methodology. Amounts expected to be collected within one year have been included in current assets.

Other:

Debt premium, discount and expenses are amortized over the life of the related debt.

Certain costs have been deferred for amortization in subsequent years, as it is considered probable that such costs will be recovered through future rates.

Earnings Per Common Share:

Earnings per common share have been computed based on the weighted average number of common shares outstanding.

2)       Property Plant and Equipment

- ----------------------------------------------------------------------------
December 31                                               1994          1993
- ----------------------------------------------------------------------------
                                                      (Dollars in Thousands)
Electric utility plant classified by prescribed
accounts at original cost:
  Intangible plant                                  $   36,458    $   33,754
  Production plant                                     897,139       897,218
  Transmission plant                                   499,016       404,173
  Distribution plant                                 1,513,264     1,434,390
  General plant                                        246,351       245,348
  Construction work in progress                         94,067        97,932
  Plant held for future use                             19,310        20,683
  Acquisition adjustments                                1,249         1,249
- ----------------------------------------------------------------------------
    Total electric utility plant                    $3,306,854    $3,134,747
============================================================================

3)      Capital Stock

                                     Preferred Stock       Preferred Stock
                                     Not Subject to           Subject to            Common
                                  Mandatory Redemption    Mandatory Redemption       Stock
- ------------------------------------------------------------------------------------------
                                                                                   Without
                                                                                 Par Value
                                   $25 Par    $100 Par          $100 Par       ($10 Stated
                                     Value       Value             Value            Value)
- ------------------------------------------------------------------------------------------
Shares outstanding
January 1, 1992                         --   1,400,000           201,887        55,561,647

  Sold to Public:
    1992                         3,000,000          --           750,000         2,300,000
    1993                                --          --                --         3,450,000
    1994                         2,000,000          --                --                --

  Issued to trustee of
  employee investment plan:
    1992                                --          --                --            63,085
    1993                                --          --                --           130,009

  Issued to shareholders under
  the stock purchase and
  dividend reinvestment plan:
    1992                                --          --                --           649,901
    1993                                --          --                --         1,474,774
    1994                                --          --                --            11,445

  Acquired for sinking fund:
    1992                                --          --           (13,665)               --
    1993                                --          --            (6,459)               --
    1994                                --          --           (19,339)               --

  Called for redemption
  and cancelled:
    1992                                --    (500,000)               --                --
    1993                                --    (500,000)               --                --
    1994                                --    (400,000)               --                --
- ------------------------------------------------------------------------------------------
Shares outstanding
December 31, 1994                5,000,000          --           912,424        63,640,861
==========================================================================================

See "Consolidated Statements of Capitalization" for details on specific series.

On January 15, 1991, the Board of Directors declared a dividend of one preference share purchase right (a "Right") on each outstanding common share of the Company. The dividend was distributed on January 25, 1991, to shareholders of record on that date. The Rights will be exercisable only if a person or group acquires 10 percent or more of the Company's common stock or announces a tender offer which, if consummated, would result in ownership by a person or group of 10 percent or more of the common stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Preference Stock, $50 par value per share, at an exercise price of $45, subject to adjustments. The description and terms
                                       43
of the Rights are set forth in a Rights Agreement between the Company and The Chase Manhattan Bank, N.A., as Rights Agent. The Rights expire on January 25, 2001, unless earlier redeemed by the Company.

In February 1992, the Company filed a shelf registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $200 million of preferred stock. On March 25, 1992, the Company issued $75 million, 7.75% Series, $100 par value Preferred Stock. The proceeds were used to retire $50 million principal amount of its Flexible Dutch Auction Rate Transferable Securities, $100 par value Preferred Stock ("FLEX DARTS"), Series A and to pay down short-term debt.
On July 21, 1992, the Company issued $75 million, 7.875% Series, $25 par value Preferred Stock. The proceeds of this issue were used to pay down short-term debt. The 7.875% Series may be redeemed after July 14, 1997 at $25 per share plus accrued dividends. On July 1, 1993, the FLEX DARTS Series B were redeemed with the proceeds from the sale of the Company's common stock. The weighted average dividend rate for Series B was 3.30% for 1993 and 3.60% for 1992. The weighted average dividend rate for Series A was 4.18% in the first three months of 1992.

On February 3, 1994, the Company issued $50 million, Adjustable Rate Cumulative Preferred Stock ("ARPS"), Series B ($25 par value). The proceeds were used to retire the $40 million principal amount of its ARPS Series A ($100 par value). The weighted average dividend rate for the ARPS Series B was 5.93% for 1994. The weighted average dividend rate for the ARPS Series A was 7.00% in the first two months of 1994, 7.00% for 1993 and 7.17% for 1992.

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

4)      Preferred Stock Subject to Mandatory Redemption

The Company is required to deposit funds annually in a sinking fund sufficient to redeem the following number of shares of each series of preferred stock at $100 per share plus accrued dividends: 4.84% Series and 4.70% Series, 3,000 shares each; 8% Series, 6,000 and 1,000 shares through 2003 and 2004, respectively; and 7.75% Series, 37,500 shares on each February 15, commencing on February 15, 1998. Previous requirements have been satisfied by delivery of reacquired shares. At December 31, 1994, there were 15,044 shares of the 4.84% Series, 2,785 shares of the 4.70% Series and 747 shares of the 8% Series acquired by the Company and available for future sinking fund requirements. Upon involuntary liquidation, all preferred shares are entitled to their par value plus accrued dividends.

                                       44
The preferred stock subject to mandatory redemption (see Note 3) may also be redeemed by the Company at the following redemption prices per share plus accrued dividends: 4.84% Series, $102; 4.70% Series, $101; and 8% Series, $101. The 7.75% Series may be redeemed by the Company, subject to certain restrictions, at $106.20 per share plus accrued dividends through February 15, 1996 and at per share amounts which decline annually to a price of $100 after February 15, 2007.

5)      Additional Paid-in Capital
                                                   1994      1993      1992
- ---------------------------------------------------------------------------
                                                     (Dollars in Thousands)

Balance at beginning of year                   $329,922  $243,874  $198,733
Excess of proceeds over stated values of:
  Common stock issued to trustee of
   employee investment plan                          --     2,234     1,046
  Common stock issued under the
   stock purchase and
   dividend reinvestment plan                       124    24,584    10,841
  Common stock sold to the public                    --    61,669    37,950
Par value over cost of reacquired
  preferred stock                                    68       612       579
Issue costs of common stock                          --    (3,035)   (1,950)
Issue costs of preferred stock                   (1,361)      (16)   (3,325)
- ---------------------------------------------------------------------------
Balance at end of year                         $328,753  $329,922  $243,874
===========================================================================

6)      Earnings Reinvested in the Business

Earnings reinvested in the business unrestricted as to payment of cash dividends on common stock approximated $251 million at December 31, 1994, under the provisions of the most restrictive covenants applicable to preferred stock and long-term debt contained in the Company's Articles of Incorporation and indentures. The adjustments made to the carrying value of costs associated with the terminated generating projects and Bonneville Exchange Power as a result of Statement No. 90 and the disallowance of certain terminated generating project costs by the Washington Commission do not impact the amount of earnings reinvested in the business for purposes of payment of dividends on common stock under the terms of the aforementioned Articles and indentures. (See Note 1.)

7)      Long-Term Debt
First Mortgage Bonds and Guaranteed Collateralized Bonds
- --------------------------------------------------------
First Mortgage Bonds at December 31:
Series   Due       1994       1993        Series    Due      1994       1993
- ----------------------------------------------------------------------------
             (Dollars in Thousands)                   (Dollars in Thousands)

4.75%   1994   $     --   $ 15,000        7.07%   2002   $ 27,000   $ 27,000
8.25%   1995    100,000    100,000        7.15%   2002      5,000      5,000
5.25%   1996     20,000     20,000        7.625%  2002     25,000     25,000
4.85%   1996     15,000     15,000        7.02%   2003     30,000     30,000
9.625%  1997         --     50,000        6.20%   2003      3,000      3,000
7.875%  1997    100,000    100,000        6.40%   2003     11,000     11,000
6.17%   1998     10,000     10,000        7.70%   2004     50,000     50,000
5.70%   1998      5,000      5,000        7.80%   2004     30,000         --
8.83%   1998     25,000     25,000        8.06%   2006     46,000     46,000
6.50%   1999     16,500     16,500        8.14%   2006     25,000     25,000
6.65%   1999     10,000     10,000        7.75%   2007    100,000    100,000
6.41%   1999     20,500     20,500        8.40%   2007     10,000     10,000
7.25%   1999     50,000     50,000        8.59%   2012      5,000      5,000
6.61%   2000     10,000     10,000        8.20%   2012     30,000     30,000
9.14%   2001     30,000     30,000        7.35%   2024     55,000         --
7.85%   2002     30,000     30,000
- ----------------------------------------------------------------------------
Total First Mortgage Bonds                               $894,000   $874,000
============================================================================

Guaranteed Collateralized Bonds at December 31:

Series   Due       1994       1993        Series   Due       1994       1993
- ----------------------------------------------------------------------------
             (Dollars in Thousands)                   (Dollars in Thousands)

8.15%   1994    $    --      8,000        8.45%   1996   $  8,000   $  8,000
8.30%   1995    $ 8,000      8,000
- ----------------------------------------------------------------------------
Total Guaranteed Collateralized Bonds                    $ 16,000   $ 24,000
============================================================================

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

                                       46
In February 1994, the Company extinguished $50 million principal amount of First Mortgage Bonds, 9.625% Series due 1997. The Company redeemed $24.5 million through a tender offer. A portfolio of U.S. Government Treasury Securities was purchased to defease the remaining $25.5 million of the bonds. The defeased bonds will be called on October 15, 1995.

Pollution Control Revenue Bonds
- -------------------------------

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

Long-Term Debt Maturities and Sinking Fund Requirements
- --------------------------------------------------------

The principal amounts of long-term debt maturities and sinking fund requirements for the next five years are as follows:

                                1995      1996      1997      1998      1999
- ----------------------------------------------------------------------------
                                          (Dollars in Thousands)

Maturities of
  long-term debt            $108,000  $ 43,000  $100,000  $ 40,000  $ 97,000
- ----------------------------------------------------------------------------
Sinking fund requirements   $    200  $     --  $     --  $     --  $     --
- ----------------------------------------------------------------------------
The sinking fund requirement for the First Mortgage Bonds may be met by substitution of certain credits as provided in the indenture.

                                       47
8)      Short-Term Debt

The Company has short-term borrowing arrangements which include a $100 million line of credit with five major banks, a $75 million line of credit with five banks and a $1.5 million line with another two banks. The agreements provide the Company with the ability to borrow at different interest rate options. For the $100 million and $75 million lines of credit, the options are: (1) the higher of the prime rate or the Federal Funds rate plus 1/2 of 1 percent or (2) the bank Certificate of Deposit rate plus 1/2 of 1 percent or (3) the Eurodollar rate plus 3/8 of 1 percent. These Credit Agreements require an availability fee of 1/5 of 1% per annum on the unused loan commitment. Borrowings on the $1.5 million credit line are at the prime rate and compensating balances of 2-1/2% are required.

In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements. The Company also uses commercial paper to fund its short-term borrowing requirements.

At December 31:                              1994      1993      1992
- ---------------------------------------------------------------------
                                               (Dollars in Thousands)
Short-term borrowings outstanding:
  Bank notes                             $ 94,900  $ 79,300  $ 69,800
  Commercial paper notes                 $139,554  $ 70,006  $ 20,650
  Weighted average interest rate            6.24%     3.49%     4.37%
Unused lines of credit (a)               $176,500  $152,000  $152,000
- ---------------------------------------------------------------------
  (a) Provides liquidity support for outstanding commercial paper in the amount of $139.6 million, $70.0 million and $20.7 million for 1994, 1993 and 1992, respectively, effectively reducing the available borrowing capacity under these credit lines to $36.9 million, $82.0 million and $131.3 million, respectively.

9)      Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1994 and 1993.

                                          1994                   1993
                                  ------------------     -------------------
                                 Carrying       Fair     Carrying       Fair
                                   Amount      Value       Amount      Value
                                 --------   --------     --------   --------
                                            (Dollars in Millions)
Financial Assets:
  Cash                           $    5.3   $    5.3     $    3.4   $    3.4

Financial Liabilities:
  Short-term debt                   234.5      234.5        149.3      149.3
  Preferred stock subject to
    mandatory redemption             91.2       84.4         93.2       93.7
  Long-term debt                 $1,071.9   $1,011.0     $1,059.9   $1,126.0

The fair value of outstanding bonds including current maturities is estimated based on quoted market prices.

The preferred stock subject to mandatory redemption is estimated based on dealer quotes.

The carrying value of short-term debt is considered to be a reasonable estimate of fair value. The carrying amount of cash, which includes temporary investments with maturities of 3 months or less, is also considered to be a reasonable estimate of fair value.

10)     Investment in Bonneville Exchange Power Contract

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

Several issues in the litigation relating to WPPSS Unit 3, including claims on behalf of WPPSS Unit 5 against the Company and the other Unit 3 owners seeking recovery of certain common costs, were not settled by the Settlement Agreement. The claims with respect to WPPSS Unit 3 and Unit 5 common costs, made in the United States District Court for the Western District of Washington, arise out of the fact that Unit 3 and Unit 5, which was also terminated prior to completion, were being constructed adjacent to each other and were planned to share certain costs. The Company and a number of the litigants have signed, subject to various conditions, a memorandum of understanding intended to result in settlement and dismissal of the claims. Under the memorandum of understanding, the Company's share of the settlement amount will be $500,000, an expense which was accrued by the Company in December 1994.

11)     Supplementary Income Statement Information

                                                   1994      1993      1992
- ---------------------------------------------------------------------------
                                                    (Dollars in Thousands)
Taxes:
  Real estate and personal property            $ 33,050  $ 29,354  $ 30,839
  State business                                 42,241    40,102    35,798
  Municipal, occupational and other              25,132    23,064    21,136
  Payroll                                         9,514     9,664     9,517
  Other                                           4,194     3,462     5,300
- ---------------------------------------------------------------------------
Total taxes                                    $114,131  $105,646  $102,590
- ---------------------------------------------------------------------------

Charged to:
  Tax expense                                  $107,821  $100,598  $ 94,466
  Other accounts, including
    construction work in progress                 6,310     5,048     8,124
- ---------------------------------------------------------------------------
Total taxes                                    $114,131  $105,646  $102,590
===========================================================================

See "Consolidated Statements of Income" for maintenance and depreciation expense.

Other operating expenses in 1994 include charges totaling $20.9 million related to two early separation and retirement programs and associated facilities consolidations. Severance packages accepted by employees totaled $18.3 million, including retirement benefits and pension expenses of $6.9 million. Facility consolidation expenses were $2.6 million.

Advertising, research and development expenses and amortization of intangibles are not significant. The Company pays no royalties.

12)     Leases

The Company classifies leases as operating or capital leases. Capitalized leases are not material. The Company treats all leases as operating leases for ratemaking purposes as required by the Washington Commission.

Rental and lease payments for the years ended December 31, 1994, 1993 and 1992 were approximately $13,874,000, $14,016,000, and $13,773,000, respectively. At December 31, 1994, future minimum lease payments for noncancelable leases are $9,145,000 for 1995, $9,109,000 for 1996,
$9,062,000 for 1997, $9,018,000 for 1998, $9,050,000 for 1999 and in the
aggregate $35,596,000 thereafter.

13)     Federal Income Taxes
The details of federal income taxes ("FIT") are as follows:

                                                   1994      1993      1992
- ---------------------------------------------------------------------------
Charged to Operating Expense:                        (Dollars in Thousands)

Current                                         $63,935   $56,908   $67,762
Deferred investment tax credits - net              (415)   (2,118)   (4,018)
Deferred - net                                   16,739    29,180     8,705
- ---------------------------------------------------------------------------
Total FIT charged to operations                 $80,259   $83,970   $72,449
===========================================================================
Charged to Miscellaneous Income:
Current                                         $(1,253)  $(3,665)  $(5,207)
Deferred                                          1,438     3,087     2,596
- ---------------------------------------------------------------------------
Total FIT charged to miscellaneous income       $   185   $  (578)  $(2,611)
===========================================================================
Total FIT                                       $80,444   $83,392   $69,838
===========================================================================

The following is a reconciliation of the difference between the amount of FIT computed by multiplying pre-tax book income by the statutory tax rate, and the amount of FIT in the Consolidated Statements of Income:

                                                   1994      1993      1992
- ---------------------------------------------------------------------------
                                                    (Dollars in Thousands)
- ---------------------------------------------------------------------------
FIT at the statutory rate                       $70,177   $77,602   $69,890
- ---------------------------------------------------------------------------
Increase (Decrease):
  Depreciation expense deducted in the
    financial statements in excess of tax
    depreciation, net of depreciation
    treated as a temporary difference             4,717     4,698     5,295
  AFUDC included in income in the financial
    statements but excluded from taxable income  (2,525)   (2,563)   (2,438)
  Investment tax credit amortization               (415)   (2,118)   (4,018)
  Amortization of Pebble Springs and Skagit/
    Hanford projects, deducted for financial
    statements but not deducted for income tax
    purposes, net of amount treated as a
    temporary difference                            748     1,465     1,748
  Energy conservation expenditures - net          5,607     5,608    (1,245)
  Other                                           2,135    (1,300)      606
- ---------------------------------------------------------------------------
Total FIT                                       $80,444   $83,392   $69,838
===========================================================================
Effective tax rate                                40.1%     37.6%     34.0%
===========================================================================

The following are the principal components of FIT as reported:

                                                   1994      1993      1992
- ---------------------------------------------------------------------------
                                                     (Dollars in Thousands)
- ---------------------------------------------------------------------------
Current FIT                                     $62,682   $53,243   $62,555
===========================================================================
Deferred FIT - other:
  Conservation tax settlement                       341      (257)  (22,645)
  Periodic rate adjustment mechanism (PRAM)       9,287    14,959    14,321
  Deferred taxes related to insurance
    reserves                                       (938)    1,409       596
  Terminated generating projects                 (3,345)   (5,735)   (6,647)
  Reversal of Statement No. 90 present
    value adjustments                               926     1,477     2,374
  Residential Purchase and Sale
    Agreement - net                                (624)    4,136     2,491
  Normalized tax benefits of the
    accelerated cost recovery system             19,042    19,839    21,237
  Energy conservation program                    (2,253)   (2,938)   (3,360)
  Other                                          (4,259)     (623)    2,934
- ---------------------------------------------------------------------------
Total deferred FIT - other                      $18,177   $32,267   $11,301
===========================================================================

Deferred investment tax credits -
  net of amortization                           $ ( 415)  $(2,118)  $(4,018)
- ----------------------------------------------------------------------------
Total FIT                                       $80,444   $83,392   $69,838
===========================================================================

Deferred tax amounts shown above result from temporary differences for tax and financial statement purposes. Deferred tax provisions are not recorded in the income statement on certain temporary differences between tax and financial statement purposes because they are not allowed for ratemaking purposes.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"). Statement No. 109 requires recording deferred tax balances, at the currently enacted tax rate, for all temporary differences between the book and tax bases of assets and liabilities, including temporary differences for which no deferred taxes had been previously provided because of use of flow-through tax accounting for rate-making purposes. Under the provision of Statement No. 109, the Company recorded at the date of adoption an additional deferred tax liability of approximately $272 million. Because of prior, and expected future, ratemaking treatment for differences resulting from flow-through tax accounting, a corresponding $272 million regulatory asset for income taxes recoverable through future rates was also established at the date of adoption. At December 31, 1994, the balance of this asset is $275 million. The effect on net income in 1993 from adoption of Statement No. 109 was not significant and adoption of Statement No. 109 is not expected to significantly impact income tax expense in the future.
                                       52
The deferred tax liability at December 31, 1994 and 1993 is comprised of amounts related to the following types of temporary differences:

                                               1994         1993
                                            -------      -------
                                           (Dollars in Thousands)

     Utility plant                         $446,177     $425,210
     PRAM                                    38,795       29,885
     Energy conservation charges             35,836       44,548
     Contributions in aid of construction   (24,075)     (21,814)
     Bonneville Exchange Power               16,672       18,968
     Other                                   28,096       31,868
                                            -------      -------
       Total                               $541,501     $528,665
                                            =======      =======

The totals of $542 million and $529 million for 1994 and 1993 consist of deferred tax liabilities of $576 million and $559 million net of deferred tax assets of $34 million and $30 million, respectively.

In 1992, the Company reached an agreement with the Internal Revenue Service settling a number of issues. The net income impact of the settlement was approximately $1.4 million.

14)     Retirement Benefits

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

Net pension costs for 1994, 1993 and 1992, including $2,752,000 for 1994, $1,440,000 for 1993 and $811,000 for 1992 which were charged to construction and other asset accounts, were comprised of the following components:

                                                   1994      1993      1992
- ---------------------------------------------------------------------------
                                                   (Dollars in Thousands)
Service cost (benefits earned during
  the period)                                   $ 7,244   $ 6,952   $ 6,492
Interest cost on projected benefit
  obligation                                     14,895    14,676    13,743
Actual return on plan assets                      4,392   (21,786)   (9,426)
Net amortization and deferral                   (21,539)    5,121    (5,470)
- ---------------------------------------------------------------------------
Net pension costs under FASB Statement No. 87     4,992     4,963     5,339
- ---------------------------------------------------------------------------
Regulatory adjustment                             1,263    (2,083)   (3,575)
- ---------------------------------------------------------------------------
Net pension costs                               $ 6,255   $ 2,880   $ 1,764
===========================================================================

Funded Status of Plan
At December 31:                                           1994         1993
- ---------------------------------------------------------------------------
                                                     (Dollars in Thousands)
Actuarial present value of benefit obligations:
  Vested                                             $(154,950)   $(151,399)
  Nonvested                                             (1,029)      (1,090)
- ---------------------------------------------------------------------------
  Accumulated benefit obligation                      (155,979)    (152,489)
Effect of future compensation levels                   (39,455)     (53,998)
- ---------------------------------------------------------------------------
    Total projected benefit obligation                (195,434)    (206,487)
Plan assets at market value                            205,655      214,580
- ---------------------------------------------------------------------------
Plan assets in excess of projected benefit
  obligation                                            10,221        8,093
Unrecognized net gain due to variance
  between assumptions and experience                   (19,453)     (14,344)
Prior service cost                                      10,295       11,232
Transition asset as of January 1, 1986,
  being amortized on a straight-line
  basis over 18 years                                   (3,774)      (4,194)
Regulatory adjustment, cumulative                        6,190        7,453
- ---------------------------------------------------------------------------
Prepaid pension cost recognized
  in long-term assets on balance sheet               $   3,479    $   8,240
===========================================================================

Assumptions used for the above calculations are as follows: settlement (discount) rate for 1994 - 8.25%, for 1993 - 7.5% and for 1992 - 8.5%; rate of annual compensation increase for 1994 - 5.5%, for 1993 - 5.5%, and for 1992 - 6%; and long-term rate of return on assets for 1994 - 8.5%, for 1993
- - 8.5%, and for 1992 - 9%.

Plan assets consist primarily of U.S. Government securities, corporate debt and equity securities.

Effective October 1, 1991, the Company's Board of Directors approved supplemental retirement plans for officer and director level employees. Expenses for this plan for 1994, 1993 and 1992 were $1,043,000, $651,000, and $606,000, respectively.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all of the Company's employees may become eligible for health care benefits and salaried employees become eligible for life insurance benefits if they reach normal retirement age while working for the Company. These benefits are provided principally through an insurance company whose premiums are based on the benefits paid during the year. The expense in 1992 related to those benefits was $2,025,000.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("Statement No. 106") which requires the costs associated with postretirement benefits to be accrued during the working careers of active employees. The Company is recognizing the impact of Statement No. 106 by amortizing its transition obligation of $24.9 million to expense over 20 years. The resulting 1994 and 1993 annual costs under Statement No. 106 is approximately $3.6 million and $3.8 million, respectively.

In the rate order issued by the Washington Commission on September 21, 1993, the Washington Commission approved adoption of accrual accounting for postretirement benefits. For rate purposes, the difference between accrual and pay-as-you-go accounting will be phased in over five years. The Washington Commission's calculation of Statement No. 106 costs for rate purposes is lower than the Company's cost. In 1994 and 1993, the expenses recognized for postretirement benefits were $2.4 million and $2.8 million, respectively, including $.1 million and $.5 million which were disallowed by the Washington Commission.

15)     Employee Investment Plan

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

The Company contributions to the plan were $3,321,000, $3,520,000, and $3,317,000 for the years 1994, 1993 and 1992, respectively. The shareholders have authorized the issuance of up to 2,000,000 shares of common stock under the plan, of which 959,142 were issued through December 31, 1994. The employee Investment Plan eligibility requirements are set forth in the plan documents.

16)     Commitments and Contingencies

Commitments

For the twelve months ended December 31, 1994, approximately 25% of the Company's energy output was obtained at an average cost of approximately
12.1 mills per KWH through long-term contracts with several of the Washington public utility districts ("PUDs") owning hydroelectric projects on the Columbia River.

The purchase of power from the Columbia River projects is generally on a "cost-of-service" basis under which the Company pays a proportionate share of the annual cost of each project in direct ratio to the amount of power allocated to it. Such payments are not contingent upon the projects being operable. These projects are financed through substantially level debt service payments, and their annual costs should not vary significantly over the term of the contracts unless additional financing is required to meet the costs of major maintenance, repairs or replacements or license requirements. The Company's share of the costs and the output of the projects is subject to reduction due to various withdrawal rights of the PUDs and others over the lives of the contracts.

As of December 31, 1994, the Company was entitled to purchase portions of the power output of the PUDs' projects as set forth in the following tabulation:

                                                  Company's Annual Amount
                                     Bonds        Purchasable (Approximate)
                                     Outstanding  --------------------------
                  Contract  License  12/31/94(a)  % of    Kilowatt  Costs(b)
Project           Exp.Date  Exp.Date  (Millions)   Output  Capacity
(Millions)
- ----------------------------------------------------------------------------
Rock Island
  Original units    2012     2029      $ 90.0      60.3 )
                                                        ) 502,000   $ 43.2
  Additional units  2012     2029       325.3     100.0 )
Rocky Reach         2011     2006(c)    218.0      38.9   505,311     14.8
Wells               2018     2012(c)    195.3      34.8   292,320     10.3
Priest Rapids       2005     2005(c)    131.2       8.0    71,680      2.3
Wanapum             2009     2005(c)    186.4      10.8    98,280      2.7
- --------------------------------------------------------------------------
Total                                                   1,469,591   $ 73.3
==========================================================================

     (a) The contracts for purchases are generally coextensive with the term of the PUD bonds associated with the project. Under the terms of some financings, however, long-term bonds were sold to finance certain assets whose estimated useful lives extend beyond the expiration date of the power sales contracts. Of the total outstanding bonds sold for each project, the percentage of principal amount of bonds which mature beyond the contract expiration dates are: 69.2% at Rock Island; 30.7% at Rocky Reach; 64.3% at Priest Rapids; and 40.1% at Wanapum.

     (b) The components of 1995 costs associated with the interest portion of debt service are: Rock Island, $26.0 million for all units; Rocky Reach, $5.2 million; Wells, $3.4 million; Priest Rapids, $.7 million; and Wanapum, $1.1 million.

     (c) The Company is unable to predict whether the licenses under the Federal Power Act will be renewed to the current licensees or what effect the term of the licenses may have on the Company's contracts.
- -----------------------------

The Company's estimated payments for power purchases from the Columbia River projects are $73.4 million for 1995, $73.1 million for 1996, $75.7 million for 1997, $80.7 million for 1998, $82.3 million for 1999, and in the aggregate $999 million thereafter through 2018.

The Company also has numerous long-term firm purchased power contracts with other utilities and non-utility generators in the region. The Company is not obligated to make payments under these contracts unless power is delivered. The Company's estimated payments for firm power purchases from other utilities and non-utility generators are $468.7 million for 1995, $484.8 million for 1996, $494.5 million for 1997, $528.0 million for 1998,
$555.2 million for 1999 and in the aggregate $6.062 billion thereafter through 2024. These contracts have varying terms and may include escalation and termination provisions.

Total purchased power contracts provided the Company with approximately 16.0 million, 13.5 million and 12.7 million MWH of firm energy at a cost of approximately $450.7 million, $353.5 million and $274.6 million for the years 1994, 1993 and 1992, respectively.

The following table indicates the Company's percentage ownership and the extent of the Company's investment in jointly-owned generating plants in service at December 31, 1994:

                   Energy   Company's        Plant in    Accumulated
                   Source   Ownership        Service     Depreciation
Project            (Fuel)   Share (%)        (Millions)     (Millions)

Centralia           Coal        7            $ 26.5       $ 15.9
Colstrip 1 & 2      Coal       50             181.4         86.1
Colstrip 3 & 4      Coal       25             443.2        130.8

Financing for a participant's ownership share in the projects is provided for by such participant. The Company's share of related operating and maintenance expenses is included in corresponding accounts in the Consolidated Statements of Income.

Certain purchase commitments have been made in connection with the Company's construction program.

Contingencies
The Company is subject to environmental regulation by federal, state and local authorities. The Company has been named a Potentially Responsible Party by the Environmental Protection Agency ("EPA") at four sites. The

Company has reached settlements with the EPA on all four sites under which the Company has paid approximately $7.6 million. To date the Company has recovered $3.6 million from its insurance companies in connection with remediation and legal costs and expects to recover an additional $3.1 million in the next twelve months. Based on the best estimates available at this time, the Company anticipates future costs for environmental remediation at all sites, including those owned by the Company, will approximate $3.5 million, which was recorded as an accrued liability at December 31, 1994.

On April 1, 1992, the Washington Commission issued an order regarding the treatment of costs incurred by the Company for certain sites under its environmental remediation program. The order authorizes the Company to accumulate and defer prudently incurred cleanup costs paid to third parties for recovery in rates established in future rate proceedings.

The Company believes a significant portion of its past and future environmental remediation costs are recoverable from either insurance companies, third parties, or under the Washington Commission's order. At December 31, 1994, the estimated recoverable amount for these costs is approximately $11.9 million.

Other contingencies, arising out of the normal course of the Company's business, exist at December 31, 1994. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

17)     Supplemental Quarterly Financial Data (Unaudited)

The following unaudited amounts, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods. Annual amounts are not generated evenly by quarter during the year due to the seasonal nature of the utility business.

1994 Quarter Ended            March 31    June 30     Sept. 30    Dec. 31
- --------------------------------------------------------------------------
                           (Dollars in Thousands except per share amounts)

Operating revenues            $329,222    $263,612    $264,289    $336,935
Operating income              $ 63,892    $ 35,579    $ 33,104    $ 60,924
Other income                  $  3,881    $  3,341    $  3,279    $  2,318
Net income                    $ 46,527    $ 17,772    $ 14,927    $ 40,833
Earnings per common share     $   0.67    $   0.22    $   0.17    $   0.58
- --------------------------------------------------------------------------
1993 Quarter Ended            March 31    June 30     Sept. 30    Dec. 31
- --------------------------------------------------------------------------
                            (Dollars in Thousands except per share amounts)

Operating revenues            $323,974    $237,617    $230,178    $321,109
Operating income              $ 72,922    $ 43,039    $ 35,505    $ 59,514
Other income                  $  3,718    $  4,614    $  3,536    $  1,712
Net income                    $ 54,682    $ 26,213    $ 18,071    $ 39,361
Earnings per common share     $   0.86    $   0.37    $   0.23    $   0.56
- --------------------------------------------------------------------------

18)     Consolidated Statement of Cash Flows

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

The following provides additional information concerning cash flow activities:

Year Ended December 31:                       1994        1993        1992
- --------------------------------------------------------------------------
                                                    (Dollars in Thousands)
Changes in certain current
  assets and current liabilities:
    Accounts receivable                   $(16,725)   $ (5,050)   $(13,848)
    Deferred energy costs                       --          --         (20)
    Unbilled revenues                        2,521     (14,410)    (15,081)
    Materials and supplies                   2,840       1,054      (1,338)
    Prepayments and Other                      (75)      5,809      (6,346)
    Accounts payable                         4,576      10,731      (5,948)
    Accrued expenses and Other                 884      11,511       3,274
- --------------------------------------------------------------------------
Net change in certain current assets
  and current liabilities                  $(5,979)    $ 9,645    $(39,307)
==========================================================================
Cash payments:
    Interest (net of capitalized interest) $83,959     $80,646     $97,242
    Income taxes                           $63,477     $32,585     $76,050
- --------------------------------------------------------------------------

Puget Sound Power & Light Company
Schedule II.  Valuation and Qualifying Accounts and Reserves
- -----------------------------------------------------------------------------
                                           (Dollars in Thousands)
- -----------------------------------------------------------------------------
     Column A                    Column B    Column C    Column D    Column E
- -----------------------------------------------------------------------------
                                            Additions
                               Balance at  Charged to                 Balance
                                Beginning   Costs and                  at End
                                of Period    Expenses  Deductions   of Period

Year Ended December 31, 1994
- ----------------------------
Accounts deducted from assets
on balance sheet:
  Allowance for doubtful
    accounts receivable             $ 523     $ 3,537     $ 3,450       $ 610
=============================================================================

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

Note (A): Includes charges of $10.3 million in 1993 and $1.8 million in 1992 which were transferred to a deferred asset account.

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

       4.2 Credit Agreement dated as of December 1, 1991, among the Company and various banks named therein, Seattle-First National Bank as Agent. (Exhibit (4)-d to Registration No. 33-45916)

       4.3 Credit Agreement dated as of December 1, 1991, among the Company and various banks named therein, Bank of New York as Agent. (Exhibit (4)-e to Registration No. 33-45916)

       4.4 Final form of Indenture dated as of November 1, 1986, among Puget Energy, the Company, and The First National Bank of Boston, as Trustee. (Exhibit 4-a to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, Commission File No. 1-4393)

       4.5 Final form of Pledge Agreement dated November 1, 1986, between the Company and The First National Bank of Boston, as Trustee. (Exhibit 4-c to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, Commission File No. 1-4393)

                                       61
       4.6 Rights Agreement, dated as of January 15, 1991, between the Company and The Chase Manhattan Bank, N.A., as Rights Agent. (Exhibit 2.1 to

Registration Statement on Form 8-A filed on January 17, 1991, Commission File No. 1-4393)

       4.7 Pledge Agreement dated August 1, 1991, between the Company and The First National Bank of Chicago, as Trustee. (Exhibit (4)-j to Registration No. 33-45916)

       4.8 Loan Agreement dated August 1, 1991, between the City of Forsyth, Rosebud County, Montana and the Company. (Exhibit (4)-k to Registration No. 33-45916)

       4.9 Statement of Relative Rights and Preferences for the Adjustable Rate Cumulative Preferred Stock, Series B ($25 Par Value). (Exhibit 1.1 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393)

       4.10 Statement of Relative Rights and Preferences for the Series A Flexible Dutch Auction Rate Transferable Securities $100 Par Value Preferred Stock. (Exhibit 1.3 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393)

       4.11 Statement of Relative Rights and Preferences for the Series B Flexible Dutch Auction Rate Transferable Securities $100 Par Value Preferred Stock. (Exhibit 1.4 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393)

       4.12 Statement of Relative rights and Preferences for the Preference Stock, Series R, $50 Par Value. (Exhibit 1.5 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393)

       4.13 Statement of Relative Rights and Preferences for the 7 3/4% Series Preferred Stock Cumulative, $100 Par Value. (Exhibit 1.6 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393)

       4.14 Statement of Relative Rights and Preferences for the 7 7/8% Series Preferred Stock Cumulative, $25 Par Value. (Exhibit 1.7 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393)

       4.15 Pledge Agreement, dated as of March 1, 1992, by and between the Company and and Chemical Bank relating to a series of first mortgage bonds. (Exhibit 4.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-4393)

       4.16 Pledge Agreement, dated as of April 1, 1993, by and between the Company and The First National Bank of Chicago, relating to a series of first mortgage bonds. (Exhibit 4.16 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-4393)

                                       62
      10.1 Assignment and Agreement, dated as of August 13, 1964, between Public Utility District No. 1 of Chelan County, Washington and the Company, relating to the Rock Island Project. (Exhibit 13-b to Registration No. 2-24262)

      10.2 First Amendment, dated as of October 4, 1961, to Power Sales Contract between Public Utility District No. 1 of Chelan County,
Washington and the Company, relating to the Rocky Reach Project.
(Exhibit 13-d to Registration No. 2-24252)

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

                                       63

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

                                       64

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

      10.28 Restated Financing Agreement among the Company, lessee, Chrysler Financial Corporation, owner, Nevada National Bank and Bank of Montreal (California), trustee, dated December 12, 1974 pertaining to a combustion turbine generating unit trust. (Exhibit 5-a-35 to Registration No. 2-60200)

      10.29 Restated Lease Agreement between the Company, lessee, and the Bank of California, and National Association, lessor, dated December 12, 1974 for one combustion generating unit. (Exhibit 5-a-36 to Registration No. 2-60200)

      10.30 Financing Agreement Supplement and Amendment among the Company, lessee, Chrysler Financial Corporation, owner, The Bank of California, National Association, trustee, Pacific Mutual Life Insurance Company, Bankers Life Company, and The Franklin Life Insurance Company, lenders, dated as of March 26, 1975, pertaining to a combustion turbine generating unit trust. (Exhibit 5-a-37 to Registration No. 2-60200)

      10.31 Lease Agreement Supplement and Amendment between the Company, lessee, and The Bank of California, National Association, lessor, dated as of March 26, 1975 for one combustion turbine generating unit. (Exhibit 5-a-38 to Registration No. 2-60200)

      10.32 Exchange Agreement executed August 13, 1964, between the United States of America, Columbia Storage Power Exchange and the Company, relating to Canadian Entitlement. (Exhibit 13-ff to Registration No. 2-24252)

      10.33 Loan Agreement dated as of December 1, 1980 and related documents pertaining to Whitehorn turbine construction trust financing. (Exhibit 10.52 to Annual Report on Form 10-K for the fiscal year ended December 31, 1980, Commission File No. 1-4393)

      10.34 Letter Agreement dated March 31, 1980, between the Company and Manufacturers Hanover Leasing Corporation. (Exhibit b-8 to Registration No. 2-68498)

                                       65
      10.35 Coal Supply Agreement for Colstrip 3 and 4, dated as of July 2, 1980; Amendment No. 1 to Coal Supply Agreement, dated as of July 10, 1981; and Coal Transportation Agreement dated as of July 10, 1981. (Exhibit 20-a to Quarterly Report on Form 10-Q for the quarter ended September 30, 1981, Commission File No. 1-4393)

      10.36 Residential Purchase and Sale Agreement between the Company and the Bonneville Power Administration, effective as of October 1, 1981. (Exhibit 20-b to Quarterly Report on Form 10-Q for the quarter ended September 30, 1981, Commission File No. 1-4393)

      10.37 Letter of Agreement to Participate in Licensing of Creston Generating Station, dated September 30, 1981. (Exhibit 20-c to Quarterly Report on Form 10-Q for the quarter ended September 30, 1981, Commission File No. 1-4393)

      10.38 Power sales contract dated August 27, 1982 between the Company and Bonneville Power Administration. (Exhibit 10-a to Quarterly Report on Form 10-Q for the quarter ended September 30, 1982, Commission File No. 1-
4393)

      10.39 Agreement executed as of April 17, 1984, between the United States of America, Department of the Interior, acting through the Bonneville Power Administration, and other utilities relating to extension energy from the Hanford Atomic Power Plant No. 1. (Exhibit (10)-47 to Annual Report on Form 10-K for the fiscal year ended December 31, 1984, Commission File No. 1-
4393)

      10.40 Agreement for the Assignment of Output from the Centralia Thermal Project, dated as of April 14, 1983, between the Company and Public Utility District No. 1 of Grays Harbor. (Exhibit (10)-48 to Annual Report on Form 10-K for the fiscal year ended December 31, 1984, Commission File No. 1-4393)

      10.41 Settlement Agreement and Covenant Not to Sue executed by the United States Department of Energy acting by and through the Bonneville Power Administration and the Company dated September 17, 1985. (Exhibit
(10)-49 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393)

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

                                       66

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

      10.50 Transmission Agreement dated April 17, 1981, between the Bonneville Power Administration and Montana Intertie Users (Colstrip Project). (Exhibit (10)-56 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

      10.51 Ownership and Operation Agreement dated as of May 6, 1981, between the Company and other Owners of the Colstrip Project (Colstrip 3 and 4). (Exhibit (10)-57 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

      10.52 Colstrip Project Transmission Agreement dated as of May 6, 1981, between the Company and Owners of the Colstrip Project. (Exhibit (10)-58 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

      10.53 Common Facilities Agreement dated as of May 6, 1981, between the Company and Owners of Colstrip 1 and 2, and 3 and 4. (Exhibit (10)-59 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

      10.54 Agreement for the Purchase of Power dated as of October 29, 1984, between South Fork II, Inc. and the Company (Weeks Falls Hydroelectric Project). (Exhibit (10)-60 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

                                       67
      10.55 Agreement for the Purchase of Power dated as of October 29, 1984, between South Fork Resources, Inc. and the Company (Twin Falls Hydroelectric Project). (Exhibit (10)-61 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

      10.56 Agreement for Firm Purchase Power dated as of January 4, 1988, between the City of Spokane, Washington, and the Company (Spokane Waste Combustion Project). (Exhibit (10)-62 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

      10.57 Agreement for Evaluating, Planning and Licensing dated as of February 21, 1985 and Agreement for Purchase of Power dated as of February 21, 1985 between Pacific Hydropower Associates and the Company (Koma Kulshan Hydroelectric Project). (Exhibit (10)-63 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

      10.58 Power Sales Agreement dated as of August 1, 1986, between Pacific Power & Light Company and the Company. (Exhibit (10)-64 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

      10.59 Agreement for Purchase and Sale of Firm Capacity and Energy dated as of August 1, 1986 between The Washington Water Power Company and the Company. (Exhibit (10)-65 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

      10.60 Amendment dated as of June 1, 1968, to Power Sales Contract between Public Utility District No. 1 of Chelan County, Washington and the Company (Rocky Reach Project). (Exhibit (10)-66 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

      10.61 Coal Supply Agreement dated as of October 30, 1970, between the Washington Irrigation & Development Company and the Company and other Owners of the Centralia Thermal Project (Centralia Generating Plant). (Exhibit (10)- 67 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

      10.62 Interruptible Natural Gas Service Agreement dated as of May 14, 1980, between Cascade Natural Gas Corporation and the Company (Whitehorn Combustion Turbine). (Exhibit (10)-68 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

      10.63 Interruptible Natural Gas Service Agreement dated as of January 31, 1983, between Cascade Natural Gas Corporation and the Company (Fredonia Generating Station). (Exhibit (10)-69 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

      10.64 Interruptible Gas Service Agreement dated May 14, 1981, between Washington Natural Gas Company and the Company (Fredrickson Generating Station). (Exhibit (10)-70 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

      10.65 Settlement Agreement dated April 24, 1987, between Public Utility District No. 1 of Chelan County, the National Marine Fisheries

                                       68
Service, the State of Washington, the State of Oregon, the Confederated Tribes and Bands of the Yakima Indian Nation, Colville Indian Reservation, Umatilla Indian Reservation, the National Wildlife Federation and the Company (Rock Island Project). (Exhibit (10)-71 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

      10.66 Amendment No. 2 dated as of September 1, 1981, and Amendment No. 3 dated September 14, 1987, to Coal Supply Agreement between Western Energy Company and the Company and the other Owners of Colstrip 3 and 4. (Exhibit
(10)-72 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

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

                                       69

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

      10.77 Agreement for Verification of Transfer, Assignment and Assumption, dated as of September 15, 1989, between San Juan Energy Company, March Point Cogeneration Company and the Company. (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393)

      10.78 Power Sales Agreement between The Montana Power Company and the Company, dated as of October 1, 1989. (Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-
4393)

      10.79 Conservation Power Sales Agreement dated as of December 11, 1989, between Public Utility District No. 1 of Snohomish County and the Company. (Exhibit (10)-87 to Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-4393)

      10.80 Memorandum of Understanding dated as of January 24, 1990, between the Bonneville Power Administrator and The Washington Public Power Supply System, Portland General Electric Company, Pacific Power & Light Company, The Montana Power Company, and the Company. (Exhibit (10)-88 to Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-4393)

      10.81 Amendment No. 1 to Agreement for the Assignment of Power from the Centralia Thermal Project dated as of January 1, 1990, between Public Utility District No. 1 of Grays Harbor County, Washington, and the Company. (Exhibit (10)-89 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

      10.82 Preliminary Materials and Equipment Acquisition Agreement dated as of February 9, 1990, between Northwest Pipeline Corporation and the Company. (Exhibit (10)-90 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

      10.83 Amendment No. 1 to the Colstrip Project Transmission Agreement dated as of February 14, 1990, among the Montana Power Company, The Washington Water Power Company, Portland General Electric Company, PacifiCorp and the Company. (Exhibit (10)-91 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

      10.84 Settlement Agreement dated as of February 27, 1990, among United States of America Department of Energy acting by and through the Bonneville Power Administrator, the Washington Public Power Supply System, and the

                                       70
Company. (Exhibit (10)-92 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

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

      10.92 Letter Agreement dated April 25, 1991, between Sumas Energy, Inc., and the Company, to amend the Agreement for Firm Power Purchase dated as of February 24, 1989. (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393)

      10.93 Amendment dated June 7, 1991, to Letter Agreement dated April 25, 1991, between Sumas Energy, Inc., and the Company. (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393)
                                      71
      10.94 Amendatory Agreement No. 3, dated August 1, 1991, to the Pacific Northwest Coordination Agreement, executed September 15, 1964, among the United States of America, the Company and most of the other major electrical utilities in the Pacific Northwest. (Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393)

      10.95 Amendment dated July 11, 1991, to the Agreement for Firm Power Purchase dated September 26, 1990, between Encogen Northwest, L.P., a Delaware limited partnership and the Company. (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-4393)

      10.96 Agreement between the 40 parties to the Western Systems Power Pool (the Company being one party) dated July 27, 1991. (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-4393)

      10.97 Memorandum of Understanding between the Company and the Bonneville Po wer Administration dated September 18, 1991. (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-4393)

      10.98 Amendment of Seasonal Exchange Agreement, dated December 4, 1991, between Pacific Gas and Electric Company and the Company. (Exhibit
(10)-107 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393)

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

     10.103 Centralia Fuel Supply Agreement, dated as of January 1, 1991, between Pacificorp Electric Operations and the Company and other Owners of the Centralia Steam-Electric Power Plant. (Exhibit (10)-113 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393)


                                       72

     10.104 Agreement for Firm Power Purchase dated August 10, 1992, between Pyrowaste Corporation, Puget Sound Pyroenergy Corporation and the Company. (Exhibit (10)-114 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.105 Memorandum of Termination dated August 31, 1992, between Encogen Northwest, L.P. and the Company. (Exhibit (10)-115 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.106 Agreement Regarding Security dated August 31, 1992, between Encogen Northwest, L.P. and the Company. (Exhibit (10)-116 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.107 Consent and Agreement dated December 15, 1992, between the Company, Encogen Northwest, L.P. and The First National Bank of Chicago, as collateral agent. (Exhibit (10)-117 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

      10.108 Subordination Agreement dated December 17, 1992, between the Company, Encogen Northwest, L.P., Rolls-Royce & Partners Finance Limited and The First National Bank of Chicago. (Exhibit (10)-118 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-
4393)

     10.109 Letter Agreement dated December 18, 1992, between Encogen Northwest, L.P. and the Company regarding arrangements for the application of insurance proceeds. (Exhibit (10)-119 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.110 Guaranty of Ensearch Corporation in favor of the Company dated December 15, 1992. (Exhibit (10)-120 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.111 Letter Agreement dated October 12, 1992, between Tenaska Washington Partners, L.P. and the Company regarding clarification of issues under the Agreement for Firm Power Purchase. (Exhibit (10)-121 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.112 Consent and Agreement dated October 12, 1992, between the Company, and The Chase Manhattan Bank, N.A., as agent. (Exhibit (10)-122 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.113 Settlement Agreement dated December 29, 1992, between the Company and the Bonneville Power Administration (BPA) providing for power purchase by BPA. (Exhibit (10)-123 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.114 Contract with W. S. Weaver, Executive Vice President & Chief Financial Officer, dated April 24, 1991. (Exhibit 10.114 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-
4393)

                                       73
    *10.115 General Transmission Agreement dated as of December 1, 1994, between the Bonneville Power Administration and the Company (BPA Contract No. DE-MS79-94BP93947)

    *10.116 PNW AC Intertie Capacity Ownership Agreement dated as of October 11, 1994 between the Bonneville Power Administration and the Company (BPA Contract No. DE-MS79-94BP94521)

    *12-a    Statement setting forth computation of ratios of earnings to fixed charges (1990 through 1994).

    *12-b    Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1990 through 1994).


      21     List of subsidiaries.  (Exhibit 22 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     *23     Consent of accountants.

     *27     Financial Data Schedule

_________________________________
*Filed herewith.