Form 10-Q
period 1995-03-31
PUGET SOUND POWER & LIGHT CO /WA/
filed 1995-05-12
CIK 81100

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q


         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1995

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

                        Yes /X/        No / /

The number of shares of registrant's common stock outstanding at March 31, 1995 was 63,640,861.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
                      Puget Sound Power & Light Company
                      CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months Ended March 31
                                                      1995         1994
                                                   -------      -------
                                                      (Unaudited)
                                               (Thousands except shares
                                                 and per share amounts)

OPERATING REVENUES                                $338,345     $329,222
                                                   -------      -------
OPERATING EXPENSES:
 Operation:
  Purchased and interchanged power                $111,847     $ 99,730
  Fuel                                               6,390       12,293
  Other                                             46,227       52,278
 Maintenance                                        13,293       11,358
 Depreciation and amortization                      27,024       29,875
 Taxes other than federal income taxes              30,691       29,533
 Federal income taxes                               32,514       30,263
                                                   -------      -------
    Total operating expenses                       267,986      265,330
                                                   -------      -------
OPERATING INCOME                                    70,359       63,892
                                                   -------      -------
OTHER INCOME:
 Allowance for funds used during construction -
  equity portion                                        --           41
 Miscellaneous - net of taxes                        1,682        3,840
                                                   -------      -------
    Total other income                               1,682        3,881
                                                   -------      -------
INCOME BEFORE INTEREST CHARGES                      72,041       67,773
                                                   -------      -------
INTEREST CHARGES
 Interest and amortization on long-term debt        21,077       20,856
 Allowance for funds used during
  construction - debt portion                       (1,160)        (722)
 Other                                               3,378        1,112
                                                   -------      -------
    Total interest charges                          23,295       21,246
                                                   -------      -------
NET INCOME                                          48,746       46,527
                                                   -------      -------
DEDUCT:
 Preferred stock dividend accrual                    3,962        3,827
                                                   -------      -------
INCOME FOR COMMON STOCK                           $ 44,784     $ 42,700
                                                   =======      =======
COMMON SHARES OUTSTANDING -
 WEIGHTED AVERAGE                               63,640,861   63,629,416
EARNINGS PER COMMON SHARE (Note a)                   $0.70        $0.67
DIVIDENDS PAID PER COMMON SHARE                      $0.46        $0.46

                      Puget Sound Power & Light Company
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                  March 31  December 31
                                                      1995         1994
                                                 ---------    ---------
                                                      (Unaudited)
                                                 (Thousands of Dollars)
UTILITY PLANT:
 Electric Plant, at original cost
  (including construction work in
  progress of $97,729,000 and
  $94,067,000 respectively)                     $3,328,442   $3,306,854
 Less: Accumulated depreciation                  1,061,174    1,039,943
                                                 ---------    ---------
    Net utility plant                            2,267,268    2,266,911
                                                 ---------    ---------

OTHER PROPERTY AND INVESTMENTS:
 Investment in Bonneville Exchange Power
  Contract (Note b)                                 99,578      101,309
 Investments in and advances to subsidiaries        78,493       76,517
 Energy conservation loans to customers              1,261        1,409
 Other investments, at cost                         11,963       12,203
                                                 ---------    ---------
    Total other property and investments           191,295      191,438
                                                 ---------    ---------

CURRENT ASSETS:
 Cash                                                4,722        5,284
 Accounts receivable                               121,429      107,588
 Estimated unbilled revenue                         64,002       86,745
 PRAM accrued revenues                              41,854       47,178
 Materials and supplies, at average cost            50,427       49,543
 Prepayments and Other                               5,468        5,260
                                                 ---------    ---------
    Total current assets                           287,902      301,598
                                                 ---------    ---------

LONG TERM ASSETS:
 Regulatory asset for deferred income taxes        267,875      275,296
 PRAM accrued revenues (net of current portion)     67,663       63,663
 Unamortized debt expense                            7,860        8,076
 Unamortized energy conservation charges (Note c)  234,553      239,500
 Other                                             122,068      117,288
                                                 ---------    ---------
    Total long-term assets                         700,019      703,823
                                                 ---------    ---------
    TOTAL ASSETS                                $3,446,484   $3,463,770
                                                 =========    =========

                      Puget Sound Power & Light Company
                         CONSOLIDATED BALANCE SHEETS

                        CAPITALIZATION AND LIABILITIES

                                                  March 31  December 31
                                                      1995         1994
                                                 ---------    ---------
                                                      (Unaudited)
                                                 (Thousands of Dollars)
CAPITALIZATION:
 Shareholders' investment:
  Common stock, $10 stated value,
   80,000,000 shares authorized,
   63,640,861 shares outstanding                $  636,409   $  636,409
  Additional paid-in capital                       328,963      328,753
  Earnings reinvested in the business              223,049      207,567
                                                 ---------    ---------
    Total common equity                          1,188,421    1,172,729

 Preferred stock not subject to
  mandatory redemption                             125,000      125,000
 Preferred stock subject to
  mandatory redemption                              89,041       91,242
 Long-term debt                                    928,329      963,298
                                                 ---------    ---------
    Total capitalization                         2,330,791    2,352,269
                                                 ---------    ---------
CURRENT LIABILITIES
 Accounts payable                                   48,864       58,025
 Short-term debt                                   189,160      234,454
 Current maturities of long-term debt              143,004      108,000
 Accrued expenses:
  Taxes                                             69,875       40,337
  Salaries and wages                                20,852       20,809
  Interest                                          24,793       26,181
 Other                                              25,607       25,018
                                                 ---------    ---------
    Total current liabilities                      522,155      512,824
                                                 ---------    ---------
DEFERRED INCOME TAXES:
 Deferred income taxes                             540,928      541,501
 Investment tax credits                                622          726
                                                 ---------    ---------
    Total deferred income taxes                    541,550      542,227
                                                 ---------    ---------
OTHER DEFERRED CREDITS:
 Customer advances for construction                 21,384       21,939
 Other                                              30,604       34,511
                                                 ---------    ---------
    Total other deferred credits                    51,988       56,450
                                                 ---------    ---------
TOTAL CAPITALIZATION AND LIABILITIES            $3,446,484   $3,463,770
                                                 =========    =========

                      Puget Sound Power & Light Company
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three Months Ended March 31
                                                          1995         1994
                                                       -------      -------
                                                          (Unaudited)
                                                     (Thousands of Dollars)
OPERATING ACTIVITIES:
- --------------------
Net income                                            $ 48,746     $ 46,527
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                         27,024       29,875
  Deferred income taxes and tax credits - net            6,744        7,963
  Equity portion of AFUDC                                   --          (41)
  PRAM accrued revenues                                  1,325       (4,902)
  Other                                                 (1,270)       1,375
  Change in certain current assets
   and liabilities (Note d)                             27,968       23,807
- ---------------------------------------------------------------------------
    Net Cash Provided by Operating Activities          110,537      104,604
- ---------------------------------------------------------------------------

INVESTING ACTIVITIES:
- --------------------
Construction expenditures - excluding equity AFUDC     (25,948)     (35,497)
Additions to energy conservation program                (3,171)     (12,168)
Decrease in energy conservation loans                      148          367
Cash received from subsidiary                               --       30,136
Other (including advances to subsidiaries)              (1,379)      (5,362)
- ---------------------------------------------------------------------------
    Net Cash Used by Investing Activities              (30,350)     (22,524)
- ---------------------------------------------------------------------------

FINANCING ACTIVITIES:
- --------------------
Decrease in short-term debt                            (45,294)     (43,101)
Dividends paid                                         (33,264)     (33,252)
Issuance of preferred stock                                 --       50,000
Issuance of bonds                                           --       55,000
Redemption of bonds and notes                               (2)     (65,003)
Redemption of preferred stock                           (1,992)     (41,204)
Issue costs of bonds and stock                            (197)      (1,682)
- ---------------------------------------------------------------------------
    Net Cash Used by  Financing Activities             (80,749)     (79,242)
- ---------------------------------------------------------------------------
Increase (Decrease) in Cash                               (562)       2,838
Cash at Beginning of Period                              5,284        3,445
- ---------------------------------------------------------------------------
Cash at End of Period                                 $  4,722     $  6,283
===========================================================================

                   NOTES TO FINANCIAL STATEMENTS

(a)  Earnings Per Common Share

Earnings per common share for the three months ended March 31, 1995 and 1994 have been computed by dividing income for common stock by the weighted average number of common shares outstanding.

(b)  Investment in Bonneville Exchange Power Contract

The Company has a five percent interest, as a tenant in common with three other investor-owned utilities and Washington Public Power Supply System ("WPPSS"), in the WPPSS Unit 3 project. The Unit 3 project is a partially constructed 1,240,000 kilowatt nuclear generating plant at Satsop, Washington, which was in a state of extended construction delay instituted by the Bonneville Power Administration ("BPA") and WPPSS in 1983. Unit 3 was terminated by WPPSS and the other owners in 1994. Under the terms of a settlement agreement (the "Settlement Agreement"), which includes a Settlement Exchange Agreement ("Bonneville Exchange Power Contract") between the Company and BPA dated September 17, 1985, the Company is receiving electric power (the "Bonneville Exchange Power") from the federal power system resources marketed by the BPA for a period of approximately 30.5 years which commenced January 1, 1987. The Settlement Agreement settled the claims of the Company against WPPSS and BPA relating to the construction delay of the WPPSS Unit 3 project.

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

Several issues in the litigation relating to WPPSS Unit 3, including claims on behalf of WPPSS Unit 5 against the Company and the other Unit 3 owners seeking recovery of certain common costs, were not settled by the Settlement Agreement. The claims with respect to WPPSS Unit 3 and Unit 5 common costs, made in the United States District Court for the Western District of Washington, arise out of the fact that Unit 3 and Unit 5, which was also terminated prior to completion, were being constructed adjacent to each other and were planned to share certain costs. The Company and a number of the litigants have signed, subject to various conditions, a memorandum of understanding intended to result in a settlement and dismissal of the claims. Under the memorandum of understanding, the Company's share of the settlement amount will be $500,000, an expense which was accrued by the Company in 1994 and is expected to be paid in the third quarter of 1995.

(c)  Unamortized Energy Conservation Costs

The Company's energy conservation expenditures are accumulated, included in rate base and amortized over a ten-year period at the direction of the Washington Commission. The Company's total unamortized conservation balance at March 31, 1995, was $235 million. The amount included in customer rates by the Washington Commission in its September 1994 PRAM order, based on expenditures through April 30, 1994, was $229 million. The Company expects to sell, in the second quarter of 1995, approximately $200 million of its investment in customer-owned energy conservation measures to a grantor trust which would finance it with 100 percent debt.

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

The following provides additional information concerning cash flow activities:

Three Months Ended March 31
                                                          1995         1994
- ---------------------------------------------------------------------------
                                                               (Thousands)
Changes in current assets and current liabilities:
 Accounts receivable                                  $(13,841)    $(18,194)
 Unbilled revenues                                      22,743       23,966
 Materials and supplies                                   (884)         122
 Prepayments and Other                                    (208)      (3,095)
 Accounts payable                                       (9,161)      (7,199)
 Accrued expenses and Other                             28,782       28,207
- ---------------------------------------------------------------------------
Net change in current assets and current liabilities  $ 27,431     $ 23,807
===========================================================================
Cash payments:
 Interest (net of capitalized interest):              $ 24,774     $ 20,386
 Income taxes                                         $  4,700     $  6,000
- ---------------------------------------------------------------------------

(e)  Other

On September 27, 1994, the Washington Commission issued a rate order relating to the Company's annual rate increase under the PRAM. The Company had requested a $55.5 million revenue increase and the Commission allowed $53.7 million. The items of revenue disallowed were $1.6 million related to two purchased power contracts and $208,000 related to a $978,000 reduction that the Commission ordered in the Company's rate base for its conservation program.

On October 1, 1989, the Company signed a contract with Montana Power under which Montana Power provides, from its share of Colstrip Unit 4, to the Company 71 average MW of energy (94MW of peak capacity) over a 21 year period. On February 27, 1995, the Company delivered to Montana Power notice of termination of the contract based on Montana Power's failure to arrange for firm contractual transmission rights for such energy as required by the contract. On February 28, 1995, Montana Power filed a lawsuit in a Montana State Court and obtained a temporary restraining order regarding the termination. The Company has filed a notice of removal of the Montana State Court action to the Federal District Court in Montana. On March 7, 1995, the Company filed a lawsuit in the United States District Court for the Western District of Washington in response to Montana Power's failure to terminate the contract as required and for failure to reimburse the Company for approximately $39 million in power costs, which are due upon termination under contract provisions.

On March 17, 1995, an arbitration panel, to which a price dispute originating in 1991 had been submitted, ruled that the price that the Company pays for coal to fuel its 50 percent-owned Colstrip 1 and 2 plants should be lowered. Western Energy Company, the coal supplier and a subsidiary of Montana Power Company, had sought a price of $10.21 per ton for the 1.5 million tons of coal the Company purchases annually for the two units. The arbitration panel fixed the price at $7.68 per ton with provisions for certain future price escalations. The decision resulted in a net decrease in fuel and other expenses of $3.4 million recorded in the first quarter of 1995.

The financial statements contained in this Form 10-Q are unaudited; however, in the opinion of the Company, they include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods shown.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1995, was $48.7 million on operating revenues of $338.3 million, compared with net income of $46.5 million on operating revenues of $329.2 million for the same period in 1994. Income for common stock was $44.8 million for the first quarter of 1995 compared to $42.7 million for the first quarter of 1994. Earnings per share were $0.70 for the first quarter of 1995 compared to $0.67 for the first quarter of 1994 based on 63.6 million weighted average common shares outstanding for both periods.

Total kilowatt-hour sales were 6.3 billion, including 0.9 billion in sales to other utilities, for the first quarter of 1995, compared to 5.7 billion, including 0.4 billion in sales to other utilities, for the first quarter of 1994.

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

Preferred stock dividends increased $0.1 million for the three month period ending March 31, 1995 compared to the same period in 1994. The increase was due to the issuance in February 1994 of the $50 million, Adjustable Rate Cumulative Preferred Stock, Series B ($25 par value). This issue replaced the $40 million Adjustable Rate Cumulative Preferred Stock, Series A ($100 par value) which was redeemed in February 1994.

                           Comparative Periods Ending
                        March 31, 1995 vs. March 31, 1994
                              Increase (Decrease)

                                                      Three Month Periods
                                                      -------------------
                                                         (In Millions)

Operating revenue changes
  PRAM surcharge billed                                      $15.4
  Accrual of revenue under the PRAM - Net                     (6.2)
  BPA Residential Purchase & Sale Agreement                   (8.8)
  Sales to other utilities                                     6.7
  Load and other changes                                       2.0
                                                              ----
    Total operating revenue changes                            9.1

Operating expense changes
  Purchased & interchanged power                              12.1
  Fuel                                                        (5.9)
  Other operation expenses                                    (6.0)
  Maintenance                                                  1.9
  Depreciation and amortization                               (2.9)
  Taxes other than federal income taxes                        1.2
  Federal income taxes                                         2.3
                                                              ----
    Total operating expense changes                            2.7

Allowance for funds used during
  construction (AFUDC)                                         0.4

Other income                                                  (2.1)

Interest charges excluding AFUDC                               2.5
                                                              ----

  NET INCOME CHANGES                                         $ 2.2
                                                              ====

The following is additional information pertaining to the changes outlined in the above table.

  Operating Revenues

  Revenues since October 1, 1994 increased as a result of rates authorized by the Washington Commission in its PRAM order issued on September 27, 1994. See discussion of the Periodic Rate Adjustment Mechanism in "Other.").

  Revenues in 1995 and 1994 were reduced because of the credit that the Company received through the Residential Purchase and Sale Agreement with BPA. The agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. A corresponding reduction is included in purchased and interchanged power expenses.

  Revenues from kilowatt-hour sales, excluding PRAM, were slightly higher in the first quarter of 1995 as compared to the same period in 1994 due to continued growth in the number of customers.

  Operating Expenses

  Purchased and interchanged power expenses increased $12.1 million for the first quarter of 1995 compared to the same period in 1994. Higher levels of purchased power, which contributed an increase of $19.7 million, were due primarily to increased power purchases from energy cogeneration facilities. These higher costs were partially offset by increased credits of $8.4 million associated with the Residential Purchase and Sale Agreement with BPA. (See discussion of Residential Purchase and Sale Agreement in "Operating revenues.")

  Fuel expense decreased $5.9 million for the three month comparative period due in part to a decrease of $4.6 million resulting from an Arbitration Panels' decision of a dispute involving the coal supply agreement at the Company's fifty percent-owned Colstrip 1 and 2 plants. Another factor contributing to the decrease in fuel expense was the Company's decision to purchase additional power from cogeneration facilities rather than run Company-owned gas turbines to generate electricity.

  Other operating expenses decreased $6.0 million for the three month comparative period. This decrease was primarily due to a $6.9 million charge in 1994 to reflect costs associated with a voluntary early separation program. Increases of $1.3 million in amortization expense associated with the Company's conservation program and $1.0 million in steam generation expenses were partially offset by a $1.2 million decrease in transmission expenses.

  Maintenance expense increased $1.9 million in 1995 over the same period in 1994 due primarily to higher distribution maintenance expenses resulting from increased winter storm damage to Company facilities.

  Depreciation and amortization expense decreased $2.9 million for the first quarter of 1995 from the same period in 1994. A decrease of $4.3 million was due to the completion of the 10 year amortization period related to two terminated generating projects. This decrease was partially offset by the effects of new plant placed into service during the past year.

  Taxes other than federal income taxes increased $1.2 million for the three month comparative period due primarily to higher municipal and state excise tax payments.

  Federal income taxes on operations increased $2.3 million for the first quarter of 1995 from the same period in 1994 due to higher pre-tax operating income.

  AFUDC

  AFUDC, which does not represent current cash income, is normally included partially in other income and partially as an offset to interest expense.

  Other income

  Other income decreased $2.1 million in the first quarter of 1995 from the same period in 1994. The decrease was due in part to an after-tax gain of $1.9 million in 1994 resulting from the sale of a small hydro project by the Company's hydro development subsidiary. Also contributing to the decrease was a $0.5 million reduction in Allowance for Funds Used to Conserve Energy ("AFUCE").

  Interest charges

  Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $2.5 million for the first quarter of 1995 compared to the same period in 1994.

  Interest and amortization on long-term debt alone increased $0.2 million for the first quarter of 1995. This increase reflects additional interest of $0.9 million on two recent issues of Secured Medium-Term Notes totaling $85 million. These Notes were issued during February and May of 1994. Partially offsetting this increase were lower interest costs of $0.7 million relating to three First Mortgage Bond redemptions during 1994 totaling $73 million.

  Other interest expense increased $2.3 million for the first quarter of 1995 compared to the same period last year due to higher short-term interest rates and higher levels of outstanding short-term debt.

Construction expenditures (excluding AFUDC and AFUCE) for the first quarter of 1995 were $27.4 million, including $2.6 million of energy conservation expenditures, compared to $45.7 million, including $11.0 million of energy conservation expenditures, for the first quarter of 1994. Construction expenditures (excluding AFUDC and AFUCE) for the twelve months ending March 31, 1995 were $224.5 million, including $24.1 million of energy conservation expenditures and a $77.6 million final payment to secure ownership rights on the new 3rd A.C. Transmission line to the southwestern United States. Construction expenditures (excluding AFUDC and AFUCE) for the twelve months ending March 31, 1994 were $214.3 million, including $56.0 million of energy conservation expenditures. Construction expenditures (excluding AFUDC and AFUCE) for 1995 and 1996 are expected to be $145 million and $187 million, respectively.

Cash provided by operations (net of dividends, AFUDC and AFUCE) as a percentage of construction expenditures (excluding AFUDC and AFUCE) was 276.1% and 152.6% for the first quarters of 1995 and 1994, respectively.
Cash provided by operations (net of dividends, AFUDC and AFUCE) as a percentage of construction expenditures (excluding AFUDC and AFUCE) were 55.9% and 56.8% for the twelve months ending March 31, 1995 and 1994, respectively. The Company expects to fund an average of 85% of its estimated construction expenditures (excluding AFUDC and AFUCE) in 1995 and 1996 from cash provided by operations (net of dividends, AFUDC and AFUCE) with the balance being funded through the sales of securities, the nature, amount and timing of which will be subject to market conditions and other relevant factors. Construction expenditure estimates are subject to periodic review and adjustment.

On March 31, 1995, the Company had available $176.5 million in lines of credit with various banks, which provide credit support for outstanding commercial paper of $138.2 million, effectively reducing the available borrowing capacity under these lines of credit to $38.3 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements.

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

For a description of legal proceedings relating to the Company's five percent interest in WPPSS Unit No. 3, see Note (b) to the Financial Statements.

Other contingencies, arising out of the normal course of the Company's business, exist at March 31, 1995. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibits are filed herewith:

         12-a Statement setting forth computation of ratios of earnings to fixed charges (1990 through 1994 and twelve months ending March 31, 1995).

         12-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1990 through 1994 and twelve months ending March 31, 1995).

         27    Financial Data Schedule

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

                                       PUGET SOUND POWER & LIGHT COMPANY


                                              William S. Weaver
                                       -------------------------------
                                              William S. Weaver
                                         Executive Vice President and
                                           Chief Financial Officer

Date: May 12, 1995                     Principal financial officer and
                                       officer duly authorized to sign this
                                       report on behalf of the registrant.