Form 10-Q
period 1995-06-30
PUGET SOUND POWER & LIGHT CO /WA/
filed 1995-08-14
CIK 81100

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q


         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1995

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

                        Yes /X/        No / /

The number of shares of registrant's common stock outstanding at June 30, 1995 was 63,640,861.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
                      Puget Sound Power & Light Company
                      CONSOLIDATED STATEMENTS OF INCOME

                                               Three Months Ended June 30
                                                       1995          1994
                                                    -------       -------
                                                         (Unaudited)
                                                 (Thousands except shares
                                                   and per share amounts)

OPERATING REVENUES                                 $261,592      $263,612
                                                    -------       -------
OPERATING EXPENSES:
 Operation:
  Purchased and interchanged power                   87,415        86,494
  Fuel                                                6,846         8,786
  Other                                              42,082        53,826
 Maintenance                                         13,743        13,744
 Depreciation and amortization                       26,983        30,230
 Taxes other than federal income taxes               26,094        24,512
 Federal income taxes                                15,491        10,441
                                                   --------       -------
    Total operating expenses                        218,654       228,033
                                                    -------       -------
OPERATING INCOME                                     42,938        35,579
                                                    -------       -------
OTHER INCOME:
 Allowance for funds used during construction -
  equity portion                                         94           152
 Miscellaneous - net of taxes                         2,493         3,189
                                                    -------       -------
    Total other income                                2,587         3,341
                                                    -------       -------
INCOME BEFORE INTEREST CHARGES                       45,525        38,920
                                                    -------        ------
INTEREST CHARGES
 Interest and amortization on long-term debt         21,115        20,881
 Allowance for funds used during
  construction - debt portion                        (1,185)         (888)
 Other                                                2,732         1,155
                                                    -------       -------
    Total interest charges                           22,662        21,148
                                                    -------       -------
NET INCOME                                           22,863        17,772
DEDUCT:                                             -------       -------
 Preferred stock dividend accrual                     3,908         3,980
                                                    -------       -------
INCOME FOR COMMON STOCK                            $ 18,955      $ 13,792
                                                    =======       =======
COMMON SHARES OUTSTANDING -
 WEIGHTED AVERAGE                                63,640,861    63,629,416
EARNINGS PER COMMON SHARE (Note a)                    $0.30         $0.22
DIVIDENDS PAID PER COMMON SHARE                       $0.46         $0.46

                      Puget Sound Power & Light Company
                      CONSOLIDATED STATEMENTS OF INCOME

                                                 Six Months Ended June 30
                                                       1995          1994
                                                    -------       -------
                                                         (Unaudited)
                                                 (Thousands except shares
                                                   and per share amounts)

OPERATING REVENUES                                 $599,937      $592,834
                                                    -------       -------
OPERATING EXPENSES:
 Operation:
  Purchased and interchanged power                  199,262       186,224
  Fuel                                               13,235        21,080
  Other                                              88,308       106,104
 Maintenance                                         27,037        25,102
 Depreciation and amortization                       54,006        60,105
 Taxes other than federal income taxes               56,785        54,045
 Federal income taxes                                48,006        40,704
                                                    -------       -------
    Total operating expenses                        486,639       493,364
                                                    -------       -------
OPERATING INCOME                                    113,298        99,470
                                                    -------       -------
OTHER INCOME:
 Allowance for funds used during construction -
  equity portion                                         94           192
 Miscellaneous - net of taxes                         4,175         7,031
                                                    -------       -------
    Total other income                                4,269         7,223
                                                    -------       -------
INCOME BEFORE INTEREST CHARGES                      117,567       106,693
                                                    -------       -------
INTEREST CHARGES:
 Interest and amortization on long-term debt         42,193        41,737
 Allowance for funds used during
  construction - debt portion                        (2,345)       (1,611)
 Other                                                6,109         2,267
                                                    -------       -------
    Total interest charges                           45,957        42,393
                                                    -------       -------
NET INCOME                                           71,610        64,300
                                                    -------       -------
DEDUCT:
 Preferred stock dividend accrual                     7,871         7,808
                                                    -------       -------
INCOME FOR COMMON STOCK                            $ 63,739      $ 56,492
                                                    =======       =======
COMMON SHARES OUTSTANDING -
 WEIGHTED AVERAGE                                63,640,861    63,629,416
EARNINGS PER COMMON SHARE (Note a)                    $1.00         $0.89
DIVIDENDS PAID PER COMMON SHARE                       $0.92         $0.92

                      Puget Sound Power & Light Company
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                    June 30   December 31
                                                       1995          1994
                                                  ---------     ---------
                                                        (Unaudited)
                                                   (Thousands of Dollars)
UTILITY PLANT:
 Electric Plant, at original cost
  (including construction work in
  progress of $100,023,000 and
  $94,067,000 respectively)                      $3,348,598    $3,306,854
 Less: Accumulated depreciation                   1,076,593     1,039,943
                                                  ---------     ---------
    Net utility plant                             2,272,005     2,266,911
                                                  ---------     ---------

OTHER PROPERTY AND INVESTMENTS:
 Investment in Bonneville Exchange Power
  Contract (Note b)                                  97,823       101,309
 Investments in and advances to subsidiaries         89,589        76,517
 Energy conservation loans to customers               1,037         1,409
 Other investments, at cost                          11,365        12,203
                                                  ---------     ---------
    Total other property and investments            199,814       191,438
                                                  ---------     ---------

CURRENT ASSETS:
 Cash                                                 4,483         5,284
 Accounts receivable                                104,987       107,588
 Estimated unbilled revenue                          45,321        86,745
 PRAM accrued revenues                               36,815        47,178
 Materials and supplies, at average cost             50,513        49,543
 Prepayments and Other                                6,079         5,260
                                                  ---------     ---------
    Total current assets                            248,198       301,598
                                                  ---------     ---------

LONG-TERM ASSETS:
 Regulatory asset for deferred income taxes         265,699       275,296
 PRAM accrued revenues (net of current portion)      80,660        63,663
 Unamortized debt expense                            10,491         8,076
 Unamortized energy conservation charges (Note c)    30,533       239,500
 Other                                              114,420       117,288
                                                  ---------     ---------
    Total long-term assets                          501,803       703,823
                                                  ---------     ---------
    TOTAL ASSETS                                 $3,221,820    $3,463,770
                                                  =========     =========

                      Puget Sound Power & Light Company
                         CONSOLIDATED BALANCE SHEETS

                        CAPITALIZATION AND LIABILITIES

                                                    June 30   December 31
                                                       1995          1994
                                                  ---------     ---------
                                                         (Unaudited)
                                                    (Thousands of Dollars)
CAPITALIZATION:
 Shareholders' investment:
  Common stock, $10 stated value,
   80,000,000 shares authorized,
   63,640,861 shares outstanding                 $  636,409    $  636,409
  Additional paid-in capital                        328,963       328,753
  Earnings reinvested in the business               212,697       207,567
                                                  ---------     ---------
    Total common equity                           1,178,069     1,172,729

 Preferred stock not subject to
  mandatory redemption                              125,000       125,000
 Preferred stock subject to
  mandatory redemption                               89,039        91,242
 Long-term debt                                     928,366       963,298
                                                  ---------     ---------
    Total capitalization                          2,320,474     2,352,269
                                                  ---------     ---------
CURRENT LIABILITIES
 Accounts payable                                    36,837        58,025
 Short-term debt (Note c)                            15,785       234,454
 Current maturities of long-term debt               143,003       108,000
 Accrued expenses:
  Taxes                                              41,485        40,337
  Salaries and wages                                 22,270        20,809
  Interest                                           25,824        26,181
 Other                                               14,708        25,018
                                                  ---------     ---------
    Total current liabilities                       299,912       512,824
                                                  ---------     ---------
DEFERRED INCOME TAXES:
 Deferred income taxes                              542,986       541,501
 Investment tax credits                                 518           726
                                                  ---------     ---------
    Total deferred income taxes                     543,504       542,227
                                                  ---------     ---------
OTHER DEFERRED CREDITS:
 Customer advances for construction                  20,564        21,939
 Other                                               37,366        34,511
                                                  ---------     ---------
    Total other deferred credits                     57,930        56,450
                                                  ---------     ---------
TOTAL CAPITALIZATION AND LIABILITIES             $3,221,820    $3,463,770
                                                  =========     =========

                      Puget Sound Power & Light Company
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six Months Ended June 30
                                                       1995          1994
                                                    -------       -------
                                                         (Unaudited)
                                                    (Thousands of Dollars)
OPERATING ACTIVITIES:
--------------------
Net income                                         $ 71,610      $ 64,300
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                      54,006        60,105
  Deferred income taxes and tax credits - net        10,874         9,170
  AFUDC - equity portion                                (94)         (192)
  PRAM accrued revenues - net                        (6,634)      (15,504)
  Other                                               6,283        21,003
  Change in certain current assets
    and liabilities (Note d)                         14,141        24,139
-------------------------------------------------------------------------
    Net Cash Provided by Operating Activities       150,186       163,021
-------------------------------------------------------------------------
INVESTING ACTIVITIES:
--------------------
Construction expenditures - excluding equity AFUDC  (55,321)      (67,109)
Additions to energy conservation program             (7,061)      (22,188)
Decrease in energy conservation loans                   372           550
Cash received from subsidiary                            --        30,136
Cash from sale of conservation assets               202,495            --
Other (including advances to subsidiaries)           (1,626)       (6,433)
-------------------------------------------------------------------------
    Net Cash Provided (Used) by
      Investing Activities                          138,859       (65,044)
-------------------------------------------------------------------------
FINANCING ACTIVITIES:
--------------------
Decrease in short-term debt                        (218,669)      (54,998)
Dividends paid                                      (66,479)      (66,346)
Issuance of preferred stock                              --        50,000
Issuance of bonds                                        --        85,000
Redemption of bonds and notes                            (2)      (65,005)
Redemption of preferred stock                        (1,993)      (41,849)
Issue costs of bonds and stock                       (2,703)       (1,954)
-------------------------------------------------------------------------
    Net Cash Used by Financing Activities          (289,846)      (95,152)
-------------------------------------------------------------------------
Increase (Decrease) in Cash                            (801)        2,825
Cash at Beginning of Period                           5,284         3,445
-------------------------------------------------------------------------
Cash at End of Period                              $  4,483      $  6,270
=========================================================================

                   NOTES TO FINANCIAL STATEMENTS

(a)  Earnings Per Common Share

Earnings per common share for the three and six months ended June 30, 1995 and 1994 have been computed by dividing income for common stock by the weighted average number of common shares outstanding.

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

In its general rate order issued on January 17, 1990, the Washington Utilities and Transportation Commission (the "Washington Commission") found that all of the Company's WPPSS Unit 3/Bonneville Exchange Power costs had been prudently incurred. Under terms of the order, approximately two-thirds or $97 million of the investment in Bonneville Exchange Power is included in rate base and amortized on a straight-line basis over the remaining life of the Bonneville Exchange Power Contract (amortization is included in "Purchased and interchanged power"). The remainder of the Company's investment is being recovered in rates over ten years, without a return during the recovery period. The related amortization is included in "Depreciation and amortization," pursuant to a Federal Energy Regulatory Commission ("FERC") accounting directive.

Several issues in the litigation relating to WPPSS Unit 3, including claims on behalf of WPPSS Unit 5 against the Company and the other Unit 3 owners seeking recovery of certain common costs, were not settled by the Settlement Agreement. The claims with respect to WPPSS Unit 3 and Unit 5 common costs, made in the United States District Court for the Western District of Washington, arise out of the fact that Unit 3 and Unit 5, which was also terminated prior to completion, were being constructed adjacent to each other and were planned to share certain costs. The Company and a number of the litigants have signed, subject to various conditions, a memorandum of understanding intended to result in a settlement and dismissal of the claims. Pursuant to the memorandum of understanding, on July 6, 1995, Chemical Bank was paid a total of $55 million to settle all bondholder claims arising in the litigation. The Company's share of the settlement amount was $500,000, an expense which was accrued by the Company in 1994.

(c)  Unamortized Energy Conservation Costs and Short-Term Debt

The Company's energy conservation expenditures have historically been accumulated, included in rate base and amortized over a ten-year period at the direction of the Washington Commission. In June 1995 the Company sold approximately $202.4 million of its investment in customer-owned energy conservation measures to a grantor trust, which, in turn, issued securities backed by a Washington state statute enacted in 1994. The statute provides that if certain conditions are met, securities could be issued, backed by a statutory requirement that a portion of rate revenues be segregated to repay those securities. The proceeds of the sale were used to pay down short-term debt. The securities were issued in June 1995 and carry a coupon rate of
6.45 percent. The Company's remaining unamortized conservation balance at June 30, 1995, was $31 million. The Company recognized no gain or loss on the sale.

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

The following provides additional information concerning cash flow activities:

Six Months Ended June 30
                                                         1995         1994
--------------------------------------------------------------------------
                                                               (Thousands)
Changes in current assets and current liabilities:
 Accounts receivable                                  $ 2,601      $(5,890)
 Unbilled revenues                                     41,424       42,566
 Materials and supplies                                  (969)      (1,737)
 Prepayments and Other                                    331           91
 Accounts payable                                     (21,188)      (6,865)
 Accrued expenses and Other                            (8,058)      (4,026)
--------------------------------------------------------------------------
Net change in current assets and current liabilities  $14,141      $24,139
==========================================================================
Cash payments:
 Interest (net of capitalized interest):              $46,246      $40,915
 Income taxes                                         $34,200      $35,000
--------------------------------------------------------------------------

(e)  Other

On September 27, 1994, the Washington Commission issued a rate order relating to the Company's annual rate increase under the PRAM. The Company had requested a $55.5 million revenue increase and the Commission allowed $53.7 million. The items of revenue disallowed were $1.6 million related to two purchased power contracts and $208,000 related to a $978,000 rate base reduction that the Commission ordered in the Company's conservation program.

On May 31, 1995, the Company filed for a $62.8 million adjustment to rates under the Washington Commission's Periodic Rate Adjustment Mechanism (PRAM). A decision is expected by September 30, 1995, and, if approved, the increase would be effective during the period from October 1, 1995 through September 30, 1996.

On October 1, 1989, the Company signed a contract with Montana Power under which Montana Power provides, from its share of Colstrip Unit 4, to the Company, 71 average MW of energy (94 MW of peak capacity) over a 21 year period. On February 27, 1995, the Company delivered to Montana Power notice of termination of the contract based on Montana Power's failure to arrange for firm contractual transmission rights for such energy as required by the contract. On February 28, 1995, Montana Power filed a lawsuit in a Montana State Court and obtained a temporary restraining order regarding the termination. The Company has filed a notice of removal of the Montana State Court action to the Federal District Court in Montana. On March 7, 1995, the Company filed a lawsuit in the United States District Court for the Western District of Washington in response to Montana Power's failure to terminate the contract as required and for failure to reimburse the Company for approximately $39 million in power costs, which are due upon termination under contract provisions.

In July 1995 the Bonneville Power Administration (BPA) announced a proposed change in policy and rates that could significantly increase rates for the Company's residential and small farm customers. While the proposal would not necessitate the filing of increased rates by the Company, the proposal would reduce the credits these customers receive on their power bill under the Residential and Small Farm Exchange Program. The Program was established in 1980, under the Regional Power Act. The credit is designed to guarantee that all electric users in the Pacific Northwest share in the cost benefits of federally financed hydroelectric dams on the Columbia River. The reduction in these credits would have no direct impact on the Company's earnings, since the credits are passed through directly to customers on their monthly bills. The proposal also calls for a substantial increase in the rates BPA charges others, including the Company, to use its federally owned transmission system. If approved by the Federal Energy Regulatory Commission, the new rates would take effect October 1, 1996.

The financial statements contained in this Form 10-Q are unaudited; however, in the opinion of the Company, they include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods shown.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1995, was $22.9 million on operating revenues of $261.6 million, compared with net income of $17.8 million on operating revenues of $263.6 million for the same period in 1994. Income for common stock was $19.0 million for the second quarter of 1995 and $13.8 million for the second quarter of 1994. Earnings per common share were $0.30 for the second quarter of 1995 compared to $0.22 for the second quarter of 1994 based on 63.6 million weighted average common shares outstanding for both periods.

For the first six months of 1995, net income was $71.6 million on operating revenues of $599.9 million, compared with net income of $64.3 million on operating revenues of $592.8 million for the corresponding period in 1994. Income for common stock was $63.7 million for the first half of 1995 and $56.5 million for the same period in 1994. Earnings per common share were $1.00 for the six months ended June 30, 1995 and $0.89 for the same period in 1994 based on 63.6 million weighted average common shares outstanding for both periods.

The increase in net income for the three and six month periods reflects, in part, non-recurring after-tax charges of $6.2 million and $10.7 million, respectively, associated with the Company's two voluntary early retirement and separation programs offered during 1994. These charges, recorded in other operating expenses, represent decreases in earnings per common share of $0.10 and $0.17 for the second quarter and first half of 1994, respectively.

Total kilowatt-hour sales were 4.9 billion, including 0.5 billion in sales to other utilities, for the second quarter of 1995, compared to 5.1 billion, including 0.9 billion in sales to other utilities, for the second quarter of 1994. For the six month periods ended June 30, 1995 and 1994, total kilowatt-hour sales were 11.2 billion, including 1.4 billion in sales to other utilities, and 10.8 billion, including 1.2 billion in sales to other utilities, respectively.

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

Preferred stock dividends decreased $0.1 million and increased $0.1 million for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in 1994.

                           Comparative Periods Ending
                        June 30, 1995 vs June 30, 1994
                        ------------------------------
                              Increase (Decrease)

                                                          Three         Six
                                                          Month       Month
                                                         Period      Period
                                                         ------      ------
                                                            (In Millions)

Operating revenue changes
  PRAM surcharge billed                                  $ 13.0      $ 28.4
  Accrual of revenue under the PRAM - Net                  (2.6)       (8.9)
  BPA Residential Purchase & Sale Agreement                (6.9)      (15.7)
  Sales to other utilities                                (10.5)       (3.7)
  Load and other changes                                    5.0         7.0
                                                          -----       -----
    Total operating revenue changes                        (2.0)        7.1

Operating expense changes
  Purchased & interchanged power                            0.9        13.0
  Fuel                                                     (1.9)       (7.8)
  Other operation expenses                                (11.7)      (17.8)
  Maintenance                                               0.0         1.9
  Depreciation and amortization                            (3.3)       (6.1)
  Taxes other than federal income taxes                     1.6         2.8
  Federal income taxes                                      5.0         7.3
                                                          -----       -----
    Total operating expense changes                        (9.4)       (6.7)

Allowance for funds used during
  construction (AFUDC)                                      0.2         0.6

Other income                                               (0.7)       (2.8)

Interest charges excluding AFUDC                            1.8         4.3
                                                          -----       -----

  NET INCOME CHANGES                                     $  5.1      $  7.3
                                                          =====       =====

The following is additional information pertaining to the changes outlined in the above table.

  Operating revenues

  Revenues since October 1, 1994 have increased as a result of rates authorized by the Washington Commission in its PRAM order issued on September 27, 1994. See discussion of the Periodic Rate Adjustment Mechanism in "Other.").

  Revenues in 1995 and 1994 were reduced because of the credit that the Company received through the Residential Purchase and Sale Agreement with the BPA. This agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. A corresponding reduction is included in purchased and interchanged power expenses.

  Revenues from kilowatt-hour sales, excluding PRAM, were slightly higher in the second quarter and the first half of 1995 as compared to the same periods in 1994 due to continued growth in the number of customers.

  Operating expenses

  Purchased and interchanged power expenses increased $0.9 million for the second quarter of 1995 and $13.0 million for the first half of 1995 compared to the same periods in 1994. Higher levels of purchased power, which contributed increases of $7.8 million and $27.5 million, were due to increased power purchases from energy cogeneration facilities. These higher costs were partially offset by increased credits of $6.6 million and $15.0 million, respectively, associated with the Residential Purchase and Sale Agreement with the BPA. (See discussion of Residential Purchase and Sale Agreement in "Operating revenues.")

  Fuel expense decreased $1.9 million for the three month comparative period and $7.8 million for the six month comparative period as the Company purchased additional power from cogeneration facilities and other power producers rather than run Company-owned facilities to generate electricity. Additionally, an Arbitration Panels' decision of a dispute involving the coal supply agreement at the Company's fifty percent-owned Colstrip 1 and 2 plants resulted in a $4.6 million decrease to fuel expense in the first quarter of 1995.

  Other operating expenses decreased $11.7 million and $17.8 million for the three and six month comparative periods, respectively. The decreases were due primarily to non-recurring charges of $9.6 million and $16.4 million, respectively, to reflect costs associated with the Company's two voluntary early retirement and separation programs offered in 1994. Additional decreases of $1.1 million and $2.3 million in transmission expenses for the three and six month comparative periods, respectively, also contributed to the decrease. The second quarter of 1995 also experienced a decrease of $1.4 million in amortization expense associated with the Company's conservation program. In June 1995 the company sold, to a grantor trust, approximately $202.4 million of its investment in customer-owned energy conservation measures. (See discussion of the conservation financing in "Unamortized energy conservation costs.")

  Maintenance expense for the second quarter of 1995 was unchanged from levels experienced during the same period in 1994. Maintenance expense for the six month comparative periods increased $1.9 million due primarily to higher distribution maintenance expenses in the first quarter of 1995 resulting from increased winter storm damage to Company facilities.

  Depreciation and amortization expense decreased $3.3 million and $6.1 million for the three and six month comparative periods, respectively. Decreases of $4.3 million and $8.6 million, respectively, were due to the completion of the 10 year amortization period related to two terminated generating projects. These decreases were partially offset by the effects of new plant placed into service during the past year.

  Taxes other than federal income taxes increased $1.6 million and $2.8 million for three and six month comparative periods, due primarily to higher municipal and state excise tax payments.

  Federal income taxes on operations increased $5.0 million and $7.3 million for the three and six month comparative periods, respectively. The increases were due primarily to higher pre-tax operating income in the respective periods.

  AFUDC

  AFUDC, which does not represent current cash income, is included partially in other income and partially as an offset to interest expense.

  Other income

  Total other income decreased $0.7 million and $2.8 million for the three and six month periods ended June 30, 1995, over the same periods a year ago. The three month comparative period decrease is due primarily to a $0.7 million decrease in Allowance for Funds Used to Conserve Energy ("AFUCE"). Also contributing to the six month comparative decrease was an after-tax gain of $1.9 million in the first quarter of 1994 resulting from the sale of a project by the Company's hydro development subsidiary.

  Interest charges

  Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $1.8 million and $4.3 million for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in 1994.

  Interest and amortization on long-term debt alone increased $0.2 million for the three month comparative period and $0.5 million for the six month
  comparative period.   Other interest expense increased $1.6 million and
  $3.8 million for the three and six month comparative periods, respectively, due to higher amounts of outstanding short-term debt and higher interest rates compared to the same periods in 1994.

Construction expenditures (excluding AFUDC and AFUCE) for the second quarter of 1995 were $31.4 million, including $3.2 million of conservation expenditures, compared to $39.5 million, including $8.8 million of conservation expenditures, for the second quarter of 1994. Year-to-date construction expenditures (excluding AFUDC and AFUCE) totaled $58.8 million, including $5.9 million of conservation expenditures, compared to $85.3 million, including $19.8 million of conservation expenditures, for the same period in 1994. Construction expenditures (excluding AFUDC and AFUCE) for 1995 and 1996 are expected to be $145 million and $187 million, respectively.

Cash provided by operations (net of dividends, AFUDC and AFUCE) as a percentage of construction expenditures (excluding AFUDC and AFUCE) was 15% and 59% for the second quarters of 1995 and 1994, respectively. Cash provided by operations (net of dividends, AFUDC and AFUCE) as a percentage of construction expenditures (excluding AFUDC and AFUCE) was 137% and 109% for the six month periods ended June 30, 1995 and 1994, respectively. The Company expects to fund an average of 85% of its estimated construction expenditures (excluding AFUDC and AFUCE) in 1995 and 1996 from cash provided by operations (net of dividends, AFUDC and AFUCE) with the balance being funded through the sales of securities, the nature, amount and timing of which will be subject to market conditions and other relevant factors. Construction expenditure estimates are subject to periodic review and adjustment.

On June 30, 1995 the Company had available $176.5 million in lines of credit with various banks, which provide credit support for outstanding commercial paper of $15.8 million, effectively reducing the unused available borrowing capacity under these lines of credit to $160.7 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements.


PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

For a description of legal proceedings relating to the Company's five percent interest in WPPSS Unit No. 3, see Note (b) to the Financial Statements.

Other contingencies, arising out of the normal course of the Company's business, exist at June 30, 1995. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibits are filed herewith:

         12-a Statement setting forth computation of ratios of earnings to fixed charges (1990 through 1994 and twelve months ending June 30, 1995).

         12-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1990 through 1994 and twelve months ending June 30, 1995).

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

                                       PUGET SOUND POWER & LIGHT COMPANY


                                              William S. Weaver
                                       -------------------------------
                                              William S. Weaver
                                         Executive Vice President and
                                           Chief Financial Officer

Date: August 14, 1995                  Principal financial officer and
                                       officer duly authorized to sign this
                                       report on behalf of the registrant.