Form 10-Q/A
period 1995-09-30
PUGET SOUND POWER & LIGHT CO /WA/
filed 1995-11-21
CIK 81100

=============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

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

                          Yes /X/        No / /

The number of shares of registrant's common stock outstanding at September 30, 1995 was 63,640,861.

==============================================================================

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                      Puget Sound Power & Light Company
                      CONSOLIDATED STATEMENTS OF INCOME

                                             Three Months Ended September 30
                                                          1995          1994
                                                       -------       -------
                                                            (Unaudited)
                                                    (Thousands except shares
                                                      and per share amounts)

OPERATING REVENUES                                    $248,584      $264,289
                                                       -------       -------
OPERATING EXPENSES:
 Operation:
  Purchased and interchanged power                      94,063        90,888
  Fuel                                                  12,492        13,897
  Other                                                 35,109        47,936
 Maintenance                                            11,397        14,655
 Depreciation and amortization                          26,785        30,240
 Taxes other than federal income taxes                  24,236        23,903
 Federal income taxes                                    7,501         9,666
                                                       -------       -------
    Total operating expenses                           211,583       231,185
                                                       -------       -------
OPERATING INCOME                                        37,001        33,104
                                                       -------       -------
OTHER INCOME:
 Allowance for funds used during construction -
  equity portion                                           625           270
 Miscellaneous - net of taxes                            1,633         3,009
                                                       -------       -------
    Total other income                                   2,258         3,279
                                                       -------       -------
INCOME BEFORE INTEREST CHARGES                          39,259        36,383
                                                       -------       -------
INTEREST CHARGES:
 Interest and amortization on long-term debt            20,064        21,219
 Allowance for funds used during
  construction - debt portion                             (973)         (997)
 Other                                                   1,149         1,234
                                                       -------       -------
    Total interest charges                              20,240        21,456
                                                       -------       -------
NET INCOME                                              19,019        14,927
DEDUCT:                                                -------       -------
 Preferred stock dividend accrual                        3,855         3,945
                                                       -------       -------
INCOME FOR COMMON STOCK                               $ 15,164      $ 10,982
                                                       =======       =======
COMMON SHARES OUTSTANDING -
 WEIGHTED AVERAGE                                   63,640,861    63,629,416
EARNINGS PER COMMON SHARE (Note a)                      $ 0.24         $0.17
DIVIDENDS PAID PER COMMON SHARE                         $ 0.46         $0.46

                      Puget Sound Power & Light Company
                      CONSOLIDATED STATEMENTS OF INCOME

                                              Nine Months Ended September 30
                                                          1995          1994
                                                       -------       -------
                                                            (Unaudited)
                                                    (Thousands except shares
                                                      and per share amounts)

OPERATING REVENUES                                    $848,521      $857,123
                                                       -------       -------
OPERATING EXPENSES:
 Operation:
  Purchased and interchanged power                     293,325       277,111
  Fuel                                                  25,727        34,976
  Other                                                123,418       154,040
 Maintenance                                            38,433        39,758
 Depreciation and amortization                          80,792        90,345
 Taxes other than federal income taxes                  81,021        77,948
 Federal income taxes                                   55,507        50,371
                                                       -------       -------
    Total operating expenses                           698,223       724,549
                                                       -------       -------
OPERATING INCOME                                       150,298       132,574
                                                       -------       -------
OTHER INCOME:
 Allowance for funds used during construction -
  equity portion                                           719           463
 Miscellaneous - net of taxes                            5,808        10,039
                                                       -------       -------
    Total other income                                   6,527        10,502
                                                       -------       -------
INCOME BEFORE INTEREST CHARGES                         156,825       143,076
                                                       -------       -------
INTEREST CHARGES:
 Interest and amortization on long-term debt            62,257        62,957
 Allowance for funds used during
  construction - debt portion                           (3,318)       (2,608)
 Other                                                   7,257         3,501
                                                       -------       -------
    Total interest charges                              66,196        63,850
                                                       -------       -------
NET INCOME                                              90,629        79,226
                                                       -------       -------
DEDUCT:
 Preferred stock dividend accrual                       11,725        11,752
                                                       -------       -------

INCOME FOR COMMON STOCK                               $ 78,904      $ 67,474
                                                       =======       =======
COMMON SHARES OUTSTANDING -
 WEIGHTED AVERAGE                                   63,640,861    63,629,416
EARNINGS PER COMMON SHARE (Note a)                       $1.24         $1.06
DIVIDENDS PAID PER COMMON SHARE                          $1.38         $1.38

                      Puget Sound Power & Light Company
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                  September 30   December 31
                                                          1995          1994
                                                     ---------     ---------
                                                            (Unaudited)
                                                      (Thousands of Dollars)
UTILITY PLANT:
 Electric Plant, at original cost (including
  construction work in progress of $109,541,000
  and $94,067,000, respectively)                    $3,372,661    $3,306,854
Less: Accumulated depreciation                       1,095,547     1,039,943
                                                     ---------     ---------
    Net utility plant                                2,277,114     2,266,911
                                                     ---------     ---------

OTHER PROPERTY AND INVESTMENTS:
 Investment in Bonneville Exchange Power
  Contract (Note b)                                     96,044       101,309
 Investments in and advances to subsidiaries            91,360        76,517
 Energy conservation loans to customers                    922         1,409
 Other investments, at cost                             10,785        12,203
                                                     ---------     ---------
    Total other property and investments               199,111       191,438
                                                     ---------     ---------

CURRENT ASSETS:
 Cash                                                   11,149         5,284
 Accounts receivable                                    96,190       107,588
 Estimated unbilled revenue                             53,707        86,745
 PRAM accrued revenues                                  71,177        47,178
 Materials and supplies, at average cost                45,800        49,543
 Prepayments and Other                                   9,955         5,260
                                                     ---------     ---------
    Total current assets                               287,978       301,598
                                                     ---------     ---------

LONG TERM ASSETS:
 Regulatory asset for deferred income taxes            268,824       275,296
 PRAM accrued revenues (net of current portion)         51,722        63,663
 Unamortized debt expense                               10,530         8,076
 Unamortized energy conservation charges (Note c)       33,641       239,500
 Other                                                  97,537       117,288
                                                     ---------     ---------
    Total long-term assets                             462,254       703,823
                                                     ---------     ---------
    TOTAL ASSETS                                    $3,226,457    $3,463,770
                                                     =========     =========

                      Puget Sound Power & Light Company
                         CONSOLIDATED BALANCE SHEETS

                        CAPITALIZATION AND LIABILITIES

                                                  September 30   December 31
                                                          1995          1994
                                                     ---------     ---------
                                                           (Unaudited)
                                                      (Thousands of Dollars)
CAPITALIZATION:
 Shareholders' investment:
  Common stock, $10 stated value, 80,000,000
  shares authorized, 63,640,861 outstanding         $  636,409    $  636,409
 Additional paid-in capital                            328,963       328,753
 Earnings reinvested in the business                   198,553       207,567
                                                     ---------     ---------
    Total common equity                              1,163,925     1,172,729

 Preferred stock not subject to
  mandatory redemption                                 125,000       125,000
 Preferred stock subject to
  mandatory redemption                                  89,040        91,242
 Long-term debt                                        928,402       963,298
                                                     ---------     ---------
    Total capitalization                             2,306,367     2,352,269
                                                     ---------     ---------
CURRENT LIABILITIES:
 Accounts payable                                       39,914        58,025
 Short-term debt (Note c)                              131,948       234,454
 Current maturities of long-term debt                   43,001       108,000
 Accrued expenses:
  Taxes                                                 25,576        40,337
  Salaries and wages                                    21,789        20,809
  Interest                                              23,691        26,181
 Other                                                  16,961        25,018
                                                     ---------     ---------
    Total current liabilities                          302,880       512,824
                                                     ---------     ---------
DEFERRED TAXES:
 Deferred income taxes                                 539,048       541,501
 Deferred investment tax credits                           415           726
                                                     ---------     ---------
    Total deferred taxes                               539,463       542,227
                                                     ---------     ---------
OTHER DEFERRED CREDITS:
 Customer advances for construction                     20,506        21,939
 Other                                                  57,241        34,511
                                                     ---------     ---------
    Total other deferred credits                        77,747        56,450
                                                     ---------     ---------
TOTAL CAPITALIZATION AND LIABILITIES               $ 3,226,457    $3,463,770
                                                     =========     =========

                      Puget Sound Power & Light Company
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Nine Months Ended September 30
                                                          1995          1994
                                                       -------       -------
                                                            (Unaudited)
                                                      (Thousands of Dollars)
OPERATING ACTIVITIES:
--------------------
Net income                                             $ 90,629     $ 79,226
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                          80,792       90,345
  Deferred income taxes and tax credits - net             3,708       10,031
  AFUDC - equity portion                                   (719)        (463)
  PRAM accrued revenues - net                           (12,058)     (31,029)
  Other                                                  42,519       43,267
  Change in certain current assets
    and liabilities (Note d)                              2,912       22,355
----------------------------------------------------------------------------
    Net Cash Provided by Operating Activities           207,783      213,732
----------------------------------------------------------------------------
INVESTING ACTIVITIES:
--------------------
Construction expenditures - excluding equity AFUDC      (87,289)    (100,826)
Additions to energy conservation program                (10,189)     (29,320)
Decrease in energy conservation loans                       486          735
Cash received from subsidiary                               --        30,136
Cash from sale of conservation assets                   202,495          --
Other (including advances to subsidiaries)                 (251)      (8,544)
----------------------------------------------------------------------------
    Net Cash Provided (Used) by
    Investing Activities                                105,252     (107,819)
----------------------------------------------------------------------------
FINANCING ACTIVITIES:
--------------------
Decrease in short-term debt                            (102,506)     (31,377)
Dividends paid                                          (99,642)     (99,532)
Issuance of preferred stock                                 --        50,000
Issuance of bonds                                           --        85,000
Redemption of bonds and notes                          (100,003)     (65,006)
Redemption of preferred stock                            (1,993)     (41,849)
Issue costs of bonds and stock                           (3,026)      (2,016)
----------------------------------------------------------------------------
    Net Cash Used by Financing Activities              (307,170)    (104,780)
----------------------------------------------------------------------------
Increase in Cash                                          5,865        1,133
Cash at Beginning of Period                               5,284        3,445
----------------------------------------------------------------------------
Cash at End of Period                                  $ 11,149     $  4,578
============================================================================

NOTES TO FINANCIAL STATEMENTS

(a)  Earnings Per Common Share

Earnings per common share for the three and nine months ended September 30, 1995 and 1994 have been computed by dividing income for common stock by the weighted average number of common shares outstanding.

(b)  Investment in Bonneville Exchange Power Contract

The Company has a five percent interest, as a tenant in common with three other investor-owned utilities and Washington Public Power Supply System ("WPPSS"), in the WPPSS Unit 3 project. The Unit 3 project is a partially constructed 1,240,000 kilowatt nuclear generating plant at Satsop, Washington, which was in a state of extended construction delay instituted by the Bonneville Power Administration ("BPA") and WPPSS in 1983. Unit 3 was terminated by WPPSS and the other owners in 1994. Under the terms of a settlement agreement (the "Settlement Agreement"), the Company is receiving electric power (the "Bonneville Exchange Power Contract") from the federal power system resources marketed by the BPA for a period of approximately
30.5 years which commenced January 1, 1987. The Settlement Agreement settled the claims of the Company against WPPSS and BPA relating to the construction delay of the WPPSS Unit 3 project.

Several issues in the litigation relating to WPPSS Unit 3, including claims on behalf of WPPSS Unit 5 against the Company and the other Unit 3 owners were not settled by the Settlement Agreement. The Company and a number of the litigants have signed, subject to various conditions, a memorandum of understanding intended to result in a settlement and dismissal of these claims. Pursuant to the memorandum of understanding, on July 6, 1995, Chemical Bank was paid a total of $55 million to settle all bondholder claims arising in the litigation. The Company's share of the settlement amount was $500,000, an expense which was accrued by the Company in 1994.

(c)  Unamortized Energy Conservation Costs and Short-Term Debt

The Company's energy conservation expenditures have historically been accumulated, included in rate base and amortized over a ten-year period at the direction of the Washington Utilities and Transportation Commission (the "Washington Commission"). In June 1995 the Company sold approximately $202.5 million of its investment in customer-owned energy conservation measures to a grantor trust, which, in turn, issued securities backed by a Washington state statute enacted in 1994. The statute provides that if certain conditions are met, securities could be issued, backed by a statutory requirement that a portion of rate revenues be segregated to repay those securities. The proceeds of the sale were used to pay down short-term debt. The securities were issued in June 1995 and carry a coupon rate of 6.45 percent. The Company recognized no gain or loss on the sale. The Company's unamortized conservation balance at September 30, 1995, was $34 million.

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

The following provides additional information concerning cash flow activities:

Nine Months Ended September 30
                                                          1995        1994
--------------------------------------------------------------------------
                                                               (Thousands)
Changes in current assets and current liabilities:
 Accounts receivable                                  $ 11,398     $ 7,999
 Unbilled revenues                                      33,038      37,785
 Materials and supplies                                  3,743         931
 Prepayments and Other                                  (2,828)     (5,231)
 Accounts payable                                      (18,111)     (1,716)
 Accrued expenses and Other                            (24,328)    (17,413)
--------------------------------------------------------------------------
Net change in current assets and current liabilities  $  2,912    $ 22,355
==========================================================================
Cash payments:
 Interest (net of capitalized interest):              $ 69,168    $ 62,593
 Income taxes                                         $ 60,177    $ 45,706
--------------------------------------------------------------------------

(e)  Other

On October 18, 1995, the Company entered into an Agreement and Plan of Merger with Washington Energy Company ("WECO") and Washington Natural Gas Company ("WNG"), a wholly owned subsidiary of WECO. The Merger has been unanimously approved by the Company's Board of Directors as well as the Board of Directors of WECO.

The Agreement calls for shares of WECO common stock to be exchanged for 0.86 shares of the Company's common stock after which, the merged company would then be renamed. In addition, the Agreement calls for the preferred stock of WNG to be converted into preferred shares of the merged company. The merger would be structured as a tax-free exchange of shares, and is expected to be accounted for as a pooling of interests. The board of directors of the new company would consist of up to 15 individuals, drawn in a two-to-one ratio from the current Puget Power and WECO boards.

The merger agreement is subject to the approval of the shareholders of the respective companies and by the Washington Commission which regulates the utility operations of each entity. Shareholder approval will be sought at shareholder meetings to be scheduled in early 1996. The regulatory approval process is expected to be completed in the second half of 1996.

On September 22, 1995, the Washington Commission issued a rate order relating to the Company's annual rate adjustment under the PRAM. The Company had requested a $62.8 million revenue increase and the Commission allowed $58.8 million. The decrease included $3.3 million related to resource cost projections that are subject to true-up at the end of the PRAM period and a flow-through to customers of $0.7 million related to tax benefits on the Company's conservation expenditures. In addition to the approval of the rate adjustment, the Commission also agreed with a proposal to discontinue the PRAM on September 30, 1996, the end of the current PRAM period. PRAM deferrals outstanding at that time are expected to be recovered in rates over a period not to exceed two years.

On October 31, 1995, the Washington Commission approved a joint proposal from the Company and the Commission Staff that allowed the Company to defer a general rate filing that was otherwise scheduled to occur on November 1, 1995. Under the joint proposal, the Company will provide a statement of operations for ratemaking purposes, along with supporting workpapers, to the Commission and any interested parties by November 1, 1995. Testimony and exhibits supporting the statement of operations will be provided by November 15, 1995. The statement of operations will be among the issues presented in, and relevant to, the Commission's deliberations regarding the merger between the Company and Washington Energy Company. The Company agreed to file a general rate case within two weeks of April 15, 1996, if a merger application is not filed by that date.

The joint proposal further recommended that a portion of current PRAM rates, approximately $165 million, be maintained after September 30, 1996, until the Commission's final ruling on the merger case. This $165 million consists of $81 million of base and resource cost components under the PRAM and $84 million associated with purchase power contracts that were approved by the Washington Commission in a 1994 prudence review case. This issue may be resolved by an earlier motion if the parties are able to verify that the revenue currently collected in PRAM rates are fully supported by cost data and the Commission determines they should be transferred to the Company's permanent rate schedules. If no such motion is filed and resolved, the Commission will resolve the issue in its order in the merger case or general rate case.

The Washington Commission's order approving the joint proposal provided that any extension of these rates beyond September 30, 1996, will be treated as temporary rates subject to refund. On November 2, 1995, the Company and Commission Staff filed a Petition for Reconsideration that requested the "subject to refund" language be eliminated as it was not part of the joint proposal. On November 8, 1995, the Commission issued an order denying the Petition for Reconsideration.

On October 1, 1989, the Company signed a contract with Montana Power under which Montana Power provides, from its share of Colstrip Unit 4, to the Company, 71 average MW of energy (94 MW of peak capacity) over a 21 year period. On February 27, 1995, the Company delivered to Montana Power notice of termination of the contract based on Montana Power's failure to arrange for firm contractual transmission rights for such energy as required by the contract. On February 28, 1995, Montana Power filed a lawsuit in a Montana State Court and obtained a temporary restraining order regarding the termination. The Company has filed a notice of removal of the Montana State Court action to the Federal District Court in Montana. On March 7, 1995, the Company filed a lawsuit in the United States District Court for the Western District of Washington in response to Montana Power's failure to terminate the contract as required and for failure to reimburse the Company for approximately $39 million in power costs, which are due upon termination under contract provisions. On October 6, 1995, the Company filed a motion to stay proceedings in federal court in order to allow the Federal Energy Regulatory Commission to decide the issue of whether the transmission rights in place are "firm" as required under the contract. The court has not ruled on the motion, which Montana Power has opposed.

In July 1995 the Bonneville Power Administration (BPA) announced a proposed change in policy and rates that could significantly increase rates for the Company's residential and small farm customers. While the proposal would not necessitate the filing of increased rates by the Company, the proposal would reduce the credits these customers receive on their power bill under the Residential and Small Farm Exchange Program. The Program was established in 1980, under the Regional Power Act. The credit is designed to guarantee that all electric users in the Pacific Northwest share in the cost benefits of federally financed hydroelectric dams on the Columbia River. The reduction in these credits would have no direct impact on the Company's earnings, since the credits are passed through directly to customers on their monthly bills. The proposal also calls for a substantial increase in the rates BPA charges others, including the Company, to use its federally owned transmission system. On October 25, 1995 the U.S. House-Senate Appropriations Conference Committee directed the BPA to make $145 million available for residential and small farm exchange credits in 1997. This action should delay for a year, from October 1, 1996 to October 1, 1997, any impact on rates for the Company's residential and small farm customers due to BPA's rate proposal.

The financial statements contained in this Form 10-Q are unaudited; however, in the opinion of the Company, they include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods shown.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1995, was $19.0 million on operating revenues of $248.6 million, compared with net income of $14.9 million on operating revenues of $264.3 million for the same period in 1994. Income for common stock was $15.2 million for the third quarter of 1995 and $11.0 million for the third quarter of 1994. Earnings per common share were $0.24 for the third quarter of 1995 compared to $0.17 for the third quarter of 1994 based on 63.6 million weighted average common shares outstanding for both periods.

For the nine months ending September 30, 1995, net income was $90.6 million on operating revenues of $848.5 million, compared with net income of $79.2 million on operating revenues of $857.1 million for the corresponding period in 1994. Income for common stock was $78.9 million for the first nine months of 1995 and $67.5 million for the same period in 1994. Earnings per common share were $1.24 for the nine months ended September 30, 1995 and $1.06 for the same period in 1994 based on 63.6 million weighted average common shares outstanding for both periods.

The increase in net income for the three and nine month periods reflects, in part, non-recurring after-tax charges of $1.2 million and $11.9 million, respectively, associated with the Company's two voluntary early retirement and separation programs offered during 1994. These charges, recorded in other operating expenses, represent decreases in earnings per common share of $0.02 and $0.19 for the third quarter and first nine months of 1994, respectively.

Total kilowatt-hour sales were 5.3 billion, including 1.0 billion in sales to other utilities, for the third quarter of 1995, compared to 5.0 billion, including 0.8 billion in sales to other utilities, for the third quarter of 1994. For the nine month periods ended September 30, 1995 and 1994, total kilowatt-hour sales were 16.5 billion, including 2.4 billion in sales to other utilities, and 15.8 billion, including 2.1 billion in sales to other utilities, respectively.

The Company's operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers do occur from season to season and from month to month within a season, primarily as a result of weather conditions. The Company normally experiences its highest energy sales in the first and fourth quarters of the year. Sales to other utilities also vary by quarter and year depending principally upon water conditions for the generation of hydroelectric power, customer usage and the energy requirements of other utilities. With the implementation of the PRAM in October 1991, earnings are no longer significantly influenced, up or down, by sales of surplus electricity to other utilities or by weather or hydro conditions. The PRAM mechanism is expected to be discontinued on September 30, 1996. (See discussion of the Periodic Rate Adjustment Mechanism in Note
(e) to the Financial Statements.)

Preferred stock dividends decreased $0.1 million and were unchanged for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in 1994.

                           Comparative Periods Ending
                   September 30, 1995 vs. September 30, 1994
                        ------------------------------
                              Increase (Decrease)

                                                          Three        Nine
                                                          Month       Month
                                                         Period      Period
                                                         ------      ------
                                                            (In Millions)

Operating revenue changes
  PRAM surcharge billed                                  $ 12.4      $ 40.8
  Accrual of revenue under the PRAM - Net                 (10.1)      (19.0)
  BPA Residential Purchase & Sale Agreement                (6.0)      (21.7)
  Sales to other utilities                                 (4.0)       (7.7)
  Load and other changes                                   (8.0)       (1.0)
                                                          -----       -----
    Total operating revenue changes                       (15.7)       (8.6)

Operating expense changes
  Purchased & interchanged power                            3.2        16.2
  Fuel                                                     (1.4)       (9.2)
  Other operation expenses                                (12.8)      (30.6)
  Maintenance                                              (3.3)       (1.3)
  Depreciation and amortization                            (3.4)       (9.6)
  Taxes other than federal income taxes                     0.3         3.1
  Federal income taxes                                     (2.2)        5.1
                                                          -----       -----
    Total operating expense changes                       (19.6)      (26.3)

Allowance for funds used during
  construction (AFUDC)                                      0.3         1.0

Other income                                               (1.4)       (4.2)

Interest charges excluding AFUDC                           (1.3)        3.1
                                                          -----       -----

  NET INCOME CHANGES                                     $  4.1      $ 11.4
                                                          =====       =====

The following is additional information pertaining to the changes outlined in the above table.

  Operating revenues

  Revenues since October 1, 1994 have increased as a result of rates authorized by the Washington Commission in its PRAM order issued on September 27, 1994. (See discussion of the Periodic Rate Adjustment Mechanism in Note (e) to the Financial Statements.).

  Revenues in 1995 and 1994 were reduced because of the credit that the Company received through the Residential Purchase and Sale Agreement with the BPA. This agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. A corresponding reduction is included in purchased and interchanged power expenses.

  Other operating revenues for the third quarter of 1995 were reduced by $13.2 million, compared to the same period in 1994, as a result of the Company's sale, to a grantor trust, on June 8, 1995, of $202.5 million of its investment in conservation assets. The revenue decrease described above represents the portion of rate revenues that are being segregated and forwarded to the trust. The impact of this revenue decrease, however, was offset by a reduction in amortization and interest expenses associated with the Company's investment in conservation measures for its customers.

  Revenues from kilowatt-hour sales, excluding PRAM, were higher in both the third quarter and the first nine months of 1995 as compared to the same periods in 1994 due to continued growth in the number of customers.

  Operating expenses

  Purchased and interchanged power expenses increased $3.2 million for the third quarter of 1995 and $16.2 million for the first nine months of 1995 compared to the same periods in 1994. Higher levels of purchased power, which contributed increases of $5.2 million and $32.7 million, were due to increased power purchases from energy cogeneration facilities and secondary sources. A contributing factor in the third quarter was increased expenses of $3.6 million related to storage and interchange power. These higher costs were partially offset by increased credits of $5.8 million and $20.7 million, respectively, associated with the Residential Purchase and Sale Agreement with the BPA. (See discussion of Residential Purchase and Sale Agreement in "Operating revenues.")

  Fuel expense decreased $1.4 million for the three month comparative period and $9.2 million for the nine month comparative period as the Company purchased additional power from cogeneration facilities and other power producers rather than run Company-owned facilities to generate electricity. Additionally, an Arbitration Panel's decision of a dispute involving the coal supply agreement at the Company's fifty percent-owned Colstrip 1 and 2 plants resulted in a $4.6 million decrease to fuel expense in the first quarter of 1995.

  Other operating expenses decreased $12.8 million and $30.6 million for the three and nine month comparative periods, respectively. The decreases were due primarily to non-recurring charges of $1.9 million and $18.1 million, respectively, to reflect costs associated with the Company's two voluntary early retirement and separation programs offered in 1994. Additional decreases of $2.0 million and $4.3 million in transmission expenses for the three and nine month comparative periods, respectively, also contributed to the decreases. The third quarter of 1995 also experienced a decrease of $6.8 million in amortization expense associated with the Company's conservation program. In June 1995 the company sold, to a grantor trust, approximately $202.5 million of its investment in customer-owned energy conservation measures. (See discussion of the conservation asset transaction in "Operating revenues.")

  Maintenance expense for the third quarter of 1995 decreased $3.3 million from levels experienced during the same period in 1994 because certain maintenance work at the Company's Colstrip plants was performed earlier in the year and at lower cost. Maintenance expense for the nine month comparative period decreased $1.3 million due to lower steam plant maintenance described above which was partially offset by higher distribution maintenance expenses in the first quarter of 1995 resulting from increased winter storm damage to Company facilities.

  Depreciation and amortization expense decreased $3.4 million and $9.6 million for the three and nine month comparative periods, respectively. Decreases of $4.3 million and $12.9 million, respectively, were due to the completion of the 10 year amortization period related to two terminated generating projects. These decreases were partially offset by the effects of new plant placed into service.

  Taxes other than the federal income taxes increased $0.3 million and $3.1 million for the three and nine month comparative periods, due primarily to higher municipal and state excise tax payments.

  Federal income taxes on operations decreased $2.2 million and increased $5.1 million for the three and nine month comparative periods, respectively. The third quarter decrease was the result of a change in the way energy conservation expenditures are deducted for federal tax purposes. The nine month period increase was due primarily to higher pre-tax operating income in 1995 compared to the same period in 1994.

  AFUDC

  AFUDC, which does not represent current cash income, is included partially in other income and partially as an offset to interest expense.

  Other income

  Total other income decreased $1.4 million and $4.2 million for the three and nine month periods ended September 30, 1995, over the same periods a year ago. These declines are due in part to $0.7 million and $2.0 million decreases, respectively, in Allowance for Funds Used to Conserve Energy ("AFUCE") and are related to a decline in energy conservation expenditures. Also contributing to the nine month comparative decrease was an after-tax gain of $1.9 million in the first quarter of 1994 resulting from the sale of a project by the Company's hydro development subsidiary.

  Interest charges

  Interest charges, which consist of interest and amortization on long-term debt and other interest, decreased $1.3 million and increased $3.1 million for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in 1994. (See discussion of the conservation asset transaction in "Operating revenues.")

  Interest and amortization on long-term debt alone decreased $1.2 million for the three month comparative period and $0.7 million for the nine month
  comparative period.   Other interest expense decreased $0.1 million and
  increased $3.8 million for the three and nine month comparative periods, respectively, due to higher amounts of outstanding short-term debt and higher interest rates in the first half of 1995 compared to the same period in 1994.

Construction expenditures (excluding AFUDC and AFUCE) for the third quarter of 1995 were $33.5 million, including $2.5 million of conservation expenditures, compared to $38.5 million, including $5.8 million of conservation expenditures, for the third quarter of 1994. Year-to-date construction expenditures (excluding AFUDC and AFUCE) totaled $92.3 million, including $8.4 million of conservation expenditures, compared to $123.8 million, including $25.6 million of conservation expenditures, for the same period in 1994. Construction expenditures (excluding AFUDC and AFUCE) for 1995 and 1996 are expected to be $135 million and $144 million, respectively.

Cash provided by operations (net of dividends, AFUDC and AFUCE) as a percentage of construction expenditures (excluding AFUDC and AFUCE) was 69% and 40% for the third quarters of 1995 and 1994, respectively. Cash provided by operations (net of dividends, AFUDC and AFUCE) as a percentage of construction expenditures (excluding AFUDC and AFUCE) was 112% and 88% for the nine month periods ended September 30, 1995 and 1994, respectively. The Company expects to fund an average of 94% of its estimated construction expenditures (excluding AFUDC and AFUCE) in 1995 and 1996 from cash provided by operations (net of dividends, AFUDC and AFUCE) with the balance being funded through the sales of securities, the nature, amount and timing of which will be subject to market conditions and other relevant factors. Construction expenditure estimates are subject to periodic review and adjustment.

Preliminary estimates indicate that the proposed merger between the Company and Washington Energy Company will result in net savings of approximately $370 million over 10 years. (See discussion of the proposed merger in Note
(e) to the Financial Statements.)

On September 30, 1995, the Company had available $176.5 million in lines of credit with various banks, which provide credit support for outstanding commercial paper of $127.9 million, effectively reducing the unused available borrowing capacity under these lines of credit to $48.6 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements.

PART II - OTHER INFORMATION
ITEM 1  - LEGAL PROCEEDINGS

For a description of legal proceedings relating to the Company's five percent interest in WPPSS Unit No. 3, see Note (b) to the Financial Statements.

Other contingencies, arising out of the normal course of the Company's business, exist at September 30, 1995. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition or results of operations of the Company.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   The following exhibits are filed herewith:

           12-a Statement setting forth computation of ratios of earnings to fixed charges (1990 through 1994 and twelve months ending September 30, 1995).

          12-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1990 through 1994 and twelve months ending September 30, 1995).

          27      Financial Data Schedule

    (b)   Reports on Form 8-K

           None

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PUGET SOUND POWER & LIGHT COMPANY



Date: November 13, 1995
                                            s/s James W. Eldredge
                                          ----------------------------
                                                James W. Eldredge
                                       Corporate Secretary and Controller

                                       (Chief Accounting Officer and officer
                                       duly authorized to sign this report
                                       on behalf of the registrant)