Form 10-K
period 1995-12-31
PUGET SOUND POWER & LIGHT CO /WA/
filed 1996-03-19
CIK 81100

============================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549



                                  FORM 10-K



         /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

              For the fiscal year ended December 31, 1995

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



                           Exhibit Index on Page 60
============================================================================



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

                                                   Yes  /X/       No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 1995 was approximately $1,476,435,000.

The number of shares of the registrant's common stock outstanding at January 31, 1996 was 63,640,861.


                    Documents Incorporated by Reference

The Company's definitive proxy statement for its annual meeting of shareholders on May 14, 1996, is incorporated by reference in Part III hereof.








                                     INDEX


            Item                                                        Page
             No.                                                         No.
Part I
             1.   Business.................................................1
                  The Company..............................................1
                  Industry Evolution and Merger with Washington Energy
                  Company..................................................2
                  Regulation and Rates.....................................3
                  Power Resources..........................................3
                  Construction Financing...................................8
                  Environment..............................................9
                  Operating Statistics....................................12
                  Executive Officers......................................14
             2.   Properties..............................................15
             3.   Legal Proceedings.......................................15
             4.   Submission of Matters to a Vote of Security.............15
Part II
             5.   Market for Registrant's Common Equity and Related
                  Stockholder Matters.....................................15
             6.   Selected Financial Data.................................16
             7.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........17
             8.   Financial Statements and Supplementary Data.............24
             9.   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure..................24
Part III
                  (Incorporated by reference from the Company's definitive proxy statement issued in connection with the 1996 Annual Meeting of Shareholders)

            10.   Directors and Executive Officers of the Registrant
            11.   Executive Compensation
            12.   Security Ownership of Certain Beneficial
                  Owners and Management
            13.   Certain Relationships and Related Transactions
Part IV
            14.   Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.....................................25
                  Signatures..............................................26
                  Exhibit Index...........................................60


                           DEFINITIONS


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

  PRAM                     Periodic Rate Adjustment Mechanism

  PRP                      Potentially Responsible Party

  PUDs                     Washington Public Utility Districts

  Washington Commission    Washington Utilities and Transportation
                           Commission

  WECO                     Washington Energy Company

  WNG                      Washington Natural Gas Company

  WPPSS                    Washington Public Power Supply System

                                   PART I
ITEM 1.  BUSINESS

THE COMPANY

     The Company is an investor-owned public utility incorporated in the State of Washington furnishing electric service in a territory covering approximately 4,500 square miles, principally in the Puget Sound region of Washington State. The population of the Company's service area is over 1.8 million. In December 1995, the Company had approximately 840,700 total customers, consisting of 747,100 residential, 88,300 commercial, 3,900 industrial and 1,400 other customers. For the year 1995, the Company added approximately 17,600 customers, an annual growth rate of 2.1%. Growth in total kilowatt-hour sales increased 5.4% in 1995 over 1994, due to increased sales to other utilities and continuing growth in the number of customers in 1995.

     During 1995, the Company's billed revenues were derived 44% from residential customers, 34% from commercial customers, 14% from industrial customers and 8% from sales to other utilities and others. During this period, the largest single customer accounted for 3.2% of the Company's operating revenues. The average number of kilowatt-hours billed per residential customer served by the Company in 1995 was 12,139 kilowatt-hours. At December 31, 1995, the peak power resources of the Company were approximately 5,310,000 KW. The Company's historical peak load of approximately 4,615,000 KW occurred on December 21, 1990.

     The Company is affected by various seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers do occur from season to season and from month to month within a season, primarily as a result of weather conditions. The Company normally experiences its highest energy sales in the first and fourth quarters of the year. Sales to other utilities also vary by quarters and years depending principally upon water conditions for the generation of surplus hydro-electric power, customer usage and the energy requirements of other utilities. With the implementation of the Periodic Rate Adjustment Mechanism ("PRAM") in October 1991, earnings have not been significantly influenced, up or down, by sales of surplus electricity to other utilities or by variations in normal seasonal weather or hydro conditions. The PRAM however, will end effective September 30, 1996 under a stipulated negotiated settlement approved by the Washington Utilities and Transportation Commission (the "Washington Commission"). Under terms of the settlement, PRAM accrued revenues at that time would be recovered in rates over a period not to exceed two years. With the discontinuance of the PRAM, the annual regulatory adjustments for variations in weather and hydro conditions provided for in the PRAM will also be discontinued. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Rate Matters")

     During the period from January 1, 1991 through December 31, 1995, the Company made gross utility plant additions of $821 million and retirements of $113 million. Gross electric utility plant at December 31, 1995 was approximately $3.4 billion which consisted of 46% distribution, 27% generation, 15% transmission and 12% general plant and other.

     The Company had 2,150 full-time equivalent employees on December 31, 1995, down from 2,775 at the end of 1992. This represents a workforce reduction of 23% over the last three years.





                                     1
INDUSTRY EVOLUTION AND MERGER WITH WASHINGTON ENERGY COMPANY

    The electric utility industry in general is facing a more competitive environment, particularly in wholesale generation and industrial customer markets.
The National Energy Policy Act of 1992 ("EPACT") has intensified competition in the wholesale electric market by easing restrictions on wholesale power producers and by allowing the Federal Energy Regulatory Commission ("FERC") to order access for wholesale sellers to deliver power to wholesale buyers over transmission systems owned by others. FERC has also initiated a rule making process regarding transmission access for wholesale purposes, and has requested jurisdictional utilities, including the Company, to file pro forma wholesale transmission tariffs providing pricing and terms for such access. The EPACT does not permit the FERC to order transmission access for retail purposes, but some states, including California, Michigan and Massachusetts, are considering proposals which would allow such access for retail purposes. In December 1994, the Washington Commission issued a notice of inquiry seeking comments from interested parties on the costs and benefits of increased retail competition. In 1995, the Commission said it would take no action on various proposals and instead issued an interim statement of principles. Any substantial changes in utility regulation in Washington state, such as mandating retail wheeling, would require legislative action. The major credit rating agencies have expressed the general view that increased competition is likely to increase business risks in the electric utility industry, with resulting pressures on utility credit quality and investor returns.

    In this environment, the Company seeks to build on the strengths of its efficient electric distribution and transmission system to become a leading provider of energy and related services to homes and businesses in the Pacific Northwest. To prepare for a more competitive business environment, the Company has committed itself to being a low cost supplier of electricity. The Company has taken steps to reduce costs, including work force reductions, facility consolidations and reductions in capital budgets. The Company intends to pursue opportunities for improved operating efficiencies and productivity, including possible restructuring of its power supply resources and contracts. The Company is also actively pursuing opportunities to become a provider of new high value services such as wireless automated meter-based services and geographic information systems, to utility customers and other utilities.

    A major step in becoming a leading provider of energy and related services in the Northwest was taken on October 18, 1995, when the Company entered into an Agreement and Plan of Merger with Washington Energy Company ("WECO") and Washington Natural Gas Company ("WNG"), a wholly-owned subsidiary of WECO. WNG is engaged primarily in the retail distribution of natural gas. Pursuant to the Agreement, WECO and WNG would be merged with and into Puget Power, after which the merged company would be renamed. The merger would create the largest combined electric and gas utility in the state of Washington. The Agreement calls for each share of WECO common stock to be exchanged for 0.86 shares of the Company's common stock. Based on the capitalization of the Company and WECO on December 31, 1995, holders of the Company's and WECO's common stock would have held approximately 75% and 25%, respectively, of the aggregate number of outstanding shares of the merged company's common stock had the merger been consummated on that date. In addition, the Agreement calls for the preferred stock of WNG to be converted into preferred shares of the merged company. The merger would be structured as a tax-free exchange of shares, and is expected to be accounted for as a pooling of interests. The board of directors of the new company would consist of up to 15 individuals, drawn in a two-to-one ratio from the current Puget Power and WECO boards.

The merger agreement is subject to the approval of the shareholders of the respective companies and by the Washington Commission which regulates the utility


                                      2
operations of each entity. Shareholder approval will be sought at shareholder meetings scheduled for March 20, 1996. The Company has requested that the regulatory approval process be completed no later than the second half of 1996.

REGULATION AND RATES

     The Company is subject to the regulatory authority of (1) the Washington Commission as to rates, accounting, the issuance of securities and certain other matters, and (2) the FERC in the transmission of electric energy in interstate commerce, the sale of electric energy at wholesale for resale, accounting and certain other matters. The Washington Commission consists of three Commissioners, each appointed for a six-year term by the Governor of the State of Washington. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Rate Matters.")

POWER RESOURCES

     During 1995, the Company's total energy production was supplied 26% by its own resources, 28% through long-term contracts with several of the Washington Public Utility Districts ("PUDs") that own hydroelectric projects on the Columbia River, 40% from other firm purchases and 6% from non-firm purchases.

     The following table shows the Company's resources at December 31, 1995, and energy production during the year:

                         Peak Power Resources at
                            December 31, 1995         1995 Energy Production
                         -----------------------      ----------------------
                            Kilowatts     %           Kilowatt-Hours    %
                            ---------   -----         --------------  -----
                                                       (Thousands)
Purchased Resources:
  Columbia River
    PUD Contracts (Hydro)    1,453,980   27.4          6,798,677       27.9
  Other Hydro(a)               672,962   12.7          3,271,654       13.5
  Thermal(a)                 1,398,900   26.3          7,876,076       32.4
---------------------------------------------------------------------------
  Total Purchased            3,525,842   66.4         17,946,407       73.8
----------------------------------------------------------------------------
Company-owned Resources:
  Hydro                        309,950    5.9          1,494,067        6.2
  Coal                         771,900   14.5          4,696,536       19.3
  Natural gas/oil              702,350   13.2            180,813        0.7
---------------------------------------------------------------------------
  Total Company-owned        1,784,200   33.6          6,371,416       26.2
----------------------------------------------------------------------------
      Total Capability       5,310,042  100.0         24,317,823      100.0
===========================================================================


     (a) Power received from other utilities is classified between hydro and thermal based on the character of the utility system used to supply the power or, if the power is supplied from a particular resource, the character of that resource.




                                    3
Company Owned Resources
-----------------------

     The Company and other utilities are joint owners of four mine-mouth, coal-fired, steam-electric generating units at Colstrip, Montana, approximately 100 miles east of Billings. The Company owns a 50% interest (330,000 KW) in Units 1 and 2 and a 25% interest (350,000 KW) in Units 3 and 4. The owners of the Colstrip Units purchase coal for the units from Western Energy Company ("Western Energy"), an affiliate of Montana Power - one of the joint owners, under the terms of long-term coal supply agreements.

     A contract price reopener for both the base price and adjustment provisions of the Colstrip 1 and 2 Coal Supply Agreement became effective July 30, 1991. The coal price was eventually arbitrated in January of 1995 and a decision on the arbitration was rendered on March 17, 1995, reducing the base cost of coal from $9.80 per ton to $7.68 per ton effective July 30, 1991. The next contract price reopener will be on July 30, 1996.

     There are several issues pending between the buyers, including the Company, and Western Energy, the seller, under the Colstrip 3 and 4 Coal Supply Agreement. On February 23, 1995, the buyers, other than Montana Power, gave Western Energy and Montana Power written notice of their intent to submit a number of these issues to arbitration. The issues have been arbitrated and a decision is expected in March 1996. The outcome is not expected to have an adverse impact on the cost the Company pays for coal.

     The Company owns a 7% interest (91,900 KW) in a coal-fired, steam-electric generating plant near Centralia, Washington, with a net capability of 1,313,000 KW. In 1991, the Company and other owners of the Centralia Project renegotiated a long-term coal supply agreement with Pacific Power & Light Company.

     The Company also has the following plants with an aggregate net generating capability of 1,012,300 KW: Upper Baker River hydro project (103,000 KW) constructed in 1959; Lower Baker River hydro project (71,400
KW) reconstructed in 1968; White River hydro plant (63,400 KW) constructed in 1911 with installation of the last unit in 1924; Snoqualmie Falls hydro plant (44,000 KW), half the capability of which was installed during the period 1898 to 1910 and half in 1957; two smaller hydro plants, Electron (26,400 KW) and Nooksack Falls (1,750 KW), constructed during the period 1904 to 1929; a standby internal combustion unit (2,750 KW) installed in 1969; two oil-fired combustion turbine units (28,500 KW and 67,500 KW) installed in 1972 and 1974, respectively; four dual-fuel combustion turbine units (89,100 KW each) installed during 1981; and two dual-fuel combustion turbine units (123,600 KW each) installed during 1984.

     The Company's combustion turbines installed in 1981 and 1984 may be fueled with natural gas or distillate oil. Short-term supplies of fuel are stored on-site. The Company has not entered into contracts which assure a future long-term supply or price of fuel for the Company's combustion turbines.

     The Company has applied to the FERC for an initial license for its existing and operating White River project which includes authorization to install an additional 14,000 KW generating unit. The initial license for the Snoqualmie Falls project expired in December 1993, and the Company is continuing the FERC application process to relicense the project. The Company has also applied for a license to expand its 1,750 KW Nooksack Falls project which is currently an unlicensed facility.




                                   4
Columbia River Projects
-----------------------

     The purchase of power from the Columbia River projects is generally on a "cost of service" basis under which the Company pays a proportionate share of the annual debt service and operating and maintenance costs of each project in direct ratio to the amount of power annually allocated to it. Such payments are not contingent upon the projects being operable. These projects are financed through substantially level debt service payments, and their annual costs may vary over the term of the contracts as additional financing is required to meet the costs of major maintenance, repairs or replacements or license requirements. The average cost of power purchased from these projects was approximately 10.3 mills per KWH in 1995.

     The Company has contracted to purchase a share of the output of the original units of the Rock Island Project that equals 59.2% through June 30, 1996. This share decreases gradually to 50% of the output until July 1, 1999, and remains unchanged thereafter for the duration of the contract.
The Company has contracted to purchase the entire output of the additional Rock Island units for the duration of the contract, except that the Company's share of output of the additional units may be reduced not in excess of 10% per year beginning July 1, 2000, to a minimum of 50% upon the exercise of rights of withdrawal by Chelan for use in its local service area. Chelan has given notice of withdrawal of 5% on July 1, 2000. The Company has contracted to purchase a share of the output of the Rocky Reach Project that remains unchanged for the duration of the contract. Under terms of a withdrawal of power settlement, the Company's share of the output of the Wells Project is currently 33.6% and is expected to decrease to 32.3% by September 1, 1996. However, the Company's share of the output can be ultimately reduced to 31.3% upon the exercise of withdrawal rights by Douglas County PUD. The Company has contracted to purchase a share of the output of the Priest Rapids and Wanapum projects that remains unchanged for the duration of the contracts.

     As of December 31, 1995, the Company was entitled to purchase portions of the power output of the PUDs' projects as set forth in Note 15 to the Consolidated Financial Statements.

     In 1964, the Company and fifteen other utilities and agencies in the Pacific Northwest entered into a long-term coordination agreement extending until June 30, 2003 (the "Coordination Agreement"). This agreement provides for the coordinated operation of substantially all of the hydroelectric power plants and reservoirs in the Pacific Northwest. Various fishery enhancement measures, including most recently the 1995 "biological opinion" from the National Marine Fisheries Service ("NMFS"), have reduced the flexibility provided by the Coordination Agreement.

     Certain utilities in the northwest United States and Canada are obtaining the benefits of over 1,000,000 KW of additional firm power as a result of the ratification of a treaty between the United States and Canada under which Canada is providing approximately 15,500,000 acre-feet of reservoir storage on the upper Columbia River. As a result of this storage, streamflow which would otherwise not be usable to serve firm load is shifted into periods when it is usable. The Company obtains firm power based upon its percentage entitlement under its Columbia River contracts, currently approximately 106,300 KW. In addition, the Company has contracted to purchase 17.5% of Canada's share of the power resulting from such storage (92,476 KW capacity and 48,836 KW average energy in the 1995-96 contract year, April 1 to March 31, which amounts decrease gradually until expiration of the contract in 2003). The Company has also contracted to purchase from the Bonneville Power Administration ("BPA") supplemental capacity in amounts that decrease gradually until expiration of the contract in 2003. The amount of supplemental capacity currently purchased is approximately 32,066 KW.

                                    5
A 1995 Memorandum of Understanding pursuant to which the United States would have purchased a portion of Canada's share of the Entitlement capacity has been terminated. BPA and Canadian negotiators are now working on alternative arrangements. Concurrently, BPA negotiators and representatives of participants in the five Mid-Columbia projects from which the Company purchases power are finalizing associated agreements which define the amounts of power which each project, and in turn each purchaser including the Company, will contribute to the delivery of the Entitlement to Canada.

     See "ENVIRONMENT - Federal Endangered Species Act" for discussion of the fishery enhancement plan related to these projects.

Contracts and Agreements with Other Utilities
---------------------------------------------

     On September 17, 1985, the Company and BPA entered into a settlement agreement settling the Company's claims against BPA resulting from BPA's action in halting construction on Washington Public Power Supply System ("WPPSS") Nuclear Project No. 3 in which the Company has a five percent interest. Under the settlement agreement, the Company is receiving from BPA for approximately 30.5 years, beginning January 1, 1987, a certain amount of electric power during the months of November through April. Under the contract, the Company is guaranteed to receive not less than 191,667 MWH in each contract year until the Company has received total deliveries of 5,833,333 MWH.

     On April 4, 1988, the Company executed a 15-year contract, with provisions for early termination by the company, for the purchase of firm energy supply from Washington Water Power Company. This agreement calls for the delivery of 100 MW of capacity and 657,000 MWH of energy from the Washington Water Power system annually (75 annual average MW). Minimum and maximum delivery rates are prescribed. Under this agreement, the energy is to be priced at Washington Water Power's average generation and transmission cost, subject to certain price ceilings.

     On October 27, 1988, the Company executed a 15-year contract for the purchase of firm power and energy from Pacific Power & Light Company. Under the terms of the agreement, the Company receives 120 average MW of energy and 200 MW of peak capacity.

     On November 23, 1988, the Company executed an agreement to purchase surplus firm power from BPA. Under the agreement, the Company receives 150 average MW of energy and 300 MW of peak capacity from BPA between October 1 and March 31 of each contract year. The contract extends for 20 years, ending in 2008. The sale will convert to a power-for-power exchange on June 30, 2001.

     On October 1, 1989, the Company signed a contract with Montana Power under which Montana Power provides, from its share of Colstrip Unit 4, to the Company 71 average MW of energy (94 MW of peak capacity) over a 21-year period. On February 27, 1995, the Company delivered to Montana Power notice of termination of the contract based on Montana Power's failure to arrange for firm contractual transmission rights for such energy as required by the contract. On February 28, 1995, Montana Power filed a lawsuit in a Montana State Court and obtained a temporary restraining order regarding the termination. The Company then filed a notice of removal of the Montana State Court action to the Federal District Court in Montana requesting termination and reimbursement. On March 7, 1995, the Company filed a lawsuit in the United States District Court for the Western District of Washington in response to Montana Power's failure to terminate the contract as required and for failure to reimburse the Company for approximately


                                  6
$39 million in power costs, which are due upon termination under contract provisions. In January 1996, the FERC declined to take discretionary jurisdiction over the issue of what constitutes firm transmission rights, leaving it to the court to determine the intent of the parties.

     On December 11, 1989, the Company executed a conservation transfer agreement with Snohomish County PUD. Snohomish County PUD, together with Mason and Lewis County PUDs, will install conservation measures in their service areas. The agreement calls for the Company to receive the power saved over the expected 20-year life of the measures. The agreement calls for BPA to deliver the conservation power to the Company from March 1, 1990 through June 30, 2001, and for Snohomish County PUD to deliver the conservation power for the remaining term of the agreement. Power deliveries gradually increase over the first five years of the agreement, roughly matching the installation of the conservation measures, and will reach six average MW of energy in the fifth year. Under the agreement, deliveries of conservation power will then remain at six average MW of energy throughout the term of the agreement.

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

Contracts and Agreements with Non-Utilities
-------------------------------------------

     As required by federal law, Public Utility Regulatory Policies Act of 1978, P.L. 95-617 ("PURPA"), the Company has contracted to purchase the net electrical output from a number of non-utility generators, of which the most significant are described below. Payments by the Company to owners of these non-utility generating resources are subject to the delivery of power. (See
Note 15 to the Consolidated Financial Statements)

     On February 21, 1985, the Company executed a 50-year contract to purchase 6 average MW of energy and 14 MW of capacity, beginning in December 1990, from Koma Kulshan Associates, which owns and operates a small hydroelectric project located near the Company's Upper Baker Dam.

     On January 4, 1988, the Company executed a 21-year contract to purchase 15 average MW of energy and 23 MW of capacity, beginning November 1991, from the City of Spokane, which owns and operates a regional solid waste incineration project located near Spokane, Washington.

     On June 29, 1989, the Company executed a 20-year contract to purchase 70 average MW of energy and 23 MW of capacity, beginning October 11, 1991, from the March Point Cogeneration Company ("March Point"), which owns and operates a natural gas-fired cogeneration facility known as March Point Phase I, located at a Texaco refinery in Anacortes, Washington. On December 27, 1990, the Company executed a second contract (having a term coextensive with the first contract) to purchase an additional 53 average MW of energy and 60 MW of capacity, beginning January 1993, from March Point which owns and operates another natural gas-fired cogeneration facility known as March Point Phase II, also located at the Texaco refinery in Anacortes, Washington. On November 29, 1995, March Point commenced litigation against the Company in federal court for the Western District of Washington regarding the contracts. March Point filed an amended complaint on

                                     7
December 6, 1995; it seeks a declaration of certain obligations of March Point and the Company under the contracts, injunctive relief preventing the Company from terminating its contracts with March Point and damages based on breach of contract. March Point's claim for damages seeks compensation for the Company's alleged failure to make full payments for amounts due upon the displacement of certain power from June 1995 to the present. The Company denies this claim. The Company has answered and counterclaimed in the action, contending that March Point has breached the contracts. The Company seeks declaratory relief regarding the parties' obligations and rights under the contracts, damages based on the breach and rescission.

     On February 24, 1989, the Company executed a 20-year contract to purchase 108 average MW of energy and 123 MW of capacity, beginning in April 1993, from Sumas Cogeneration Company, L.P., which owns and operates a natural gas-fired cogeneration project located in Sumas, Washington.

     On September 26, 1990, the Company executed a 15-year contract to purchase 141 average MW of energy and 160 MW of capacity, beginning July 1993, from Encogen Northwest L.P. ("Encogen") (a limited partnership having a general partner that is a subsidiary of Enserch Development Corp.), which owns and operates a natural-gas fired cogeneration facility located near Bellingham, Washington. On September 20, 1995, Encogen commenced litigation against the Company in Whatcom County Superior Court requesting a declaration of certain obligations of Encogen under the contract, and seeking further relief. The Company has answered and counterclaimed in the action, contending that Encogen has breached the agreement and seeking declaratory relief regarding Encogen's duty to provide certain information.

     On March 20, 1991, the Company executed a 20-year contract to purchase 216 average MW of energy and 245 MW of capacity, beginning April 1994, from Tenaska Washington Partners, L.P., which owns and operates a natural-gas fired cogeneration project located near Ferndale, Washington.

Energy Conservation
-------------------

     The Company offers programs designed to help new and existing customers use electric energy efficiently. In addition to providing information and analyses, the Company may provide limited grants to encourage the installation of energy conservation measures in customer facilities. Energy conservation measures installed in 1995 are expected to result in annualized savings of approximately 96,429 MWH.

    The Company's energy conservation expenditures have historically been accumulated, included in rate base and amortized to expense over a ten year period at the direction of the Washington Commission. In June 1995 the Company sold approximately $202.5 million of its investment in customer-owned energy conservation measures to a grantor trust, which, in turn, issued securities backed by a Washington state statute enacted in 1994. (See Note 1 to the Consolidated Financial Statements)

CONSTRUCTION FINANCING

     The Company estimates its construction expenditures, which include energy conservation expenditures and exclude Allowance for Funds Used During Construction ("AFUDC") and Allowance for Funds Used to Conserve Energy ("AFUCE"), for 1996 and 1997 will be $133.5 million and $143.8 million, respectively. The Company expects cash from operations (net of dividends, AFUDC and AFUCE) in 1996 and 1997 will, on average, be approximately 114% of average estimated construction expenditures (excluding AFUDC and AFUCE) during the same period.

                                    8
(See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's construction program.) The Company's ability to finance its future construction program is dependent upon market conditions and maintaining a level of earnings sufficient to permit the sale of additional securities. In determining the type and amount of future financings, the Company may be limited by restrictions contained in its Mortgage Indenture, Articles of Incorporation and certain loan agreements.

     Under the most restrictive tests, at December 31, 1995, the Company could issue (i) approximately $939 million of additional first mortgage bonds or (ii) approximately $535 million of additional preferred stock at an assumed dividend rate of 7.22% or (iii) a combination thereof.

ENVIRONMENT

     The Company's operations are subject to environmental regulation by federal, state and local authorities. Capital expenditures for environmental controls on all Company facilities are estimated at $17.1 million for the period 1996 through 1998. Due to the inherent uncertainties surrounding the development of federal and state environmental and energy laws and regulations, the Company cannot determine the impact such laws may have on its existing and future facilities.

Federal Comprehensive Environmental Response, Compensation and
Liability Act, and the Washington State Model Toxics Control Act
----------------------------------------------------------------

     The federal Comprehensive Environmental Response, Compensation and Liability Act (commonly referred to as the "Superfund Act") subjects certain parties to liability for remedial action at contaminated disposal sites.

     The Company has been named by the Environmental Protection Agency ("EPA") as a Potentially Responsible Party ("PRP") at four sites in Washington State. The Company has reached settlements with the EPA on all four sites under which the Company has paid approximately $7.6 million. Estimated future remediation costs at these four sites are expected to be $0.5 million. To date, the Company has recovered $3.9 million from its insurance companies in connection with remediation and legal costs and expects to recover an additional $1.5 million. These sites represent all significant superfund sites at which the Company believes it has liability. There is, however, no assurance that all contaminated sites and contaminants for which the Company may have a responsibility have been identified or that remedial actions planned to date at current sites, including actions pursuant to consent decrees, will be adequate.

     The Company has also commenced a program to test, replace and remediate certain underground storage tanks as required by federal and state laws. Remediation and testing of Company vehicle service facilities and storage yards have also been commenced. To date, the Company has spent $3.2 million to remediate underground tank sites and has recovered $0.4 million in insurance proceeds. Future expenditures are anticipated to be $1.2 million and future insurance proceeds are anticipated to be $1.5 million. Estimated future remediation costs at other Company-owned sites were $0.9 million at December 31, 1995. (See Note 15 to the Consolidated Financial Statements for further discussion of environmental obligations and the related regulatory treatment.)






                                   9
Federal Clean Air Act Amendments of 1990
----------------------------------------

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

Federal Endangered Species Act
------------------------------

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

     The NWPPC plan and plans developed by NMFS affect the Mid-Columbia projects from which the Company purchases power on a long-term basis, and will further reduce the flexibility of the regional hydroelectric system. Although the full impacts are unknown at this time, the plan ultimately developed by NMFS could shift an amount of the Company's generation from the Mid-Columbia projects from winter periods into the spring when it is not needed for system loads, and will increase the potential for spill and loss of generation at the Mid-Columbia projects. Under the NWPPC's plan presently in effect, in years of critical water flows, the maximum amount of generation that the Company would have to transfer into the spring is limited to approximately 275,000 MWH or 4% of the Company's share of energy production from the Mid-Columbia during 1995.

                                   10
     Other species are also proposed for listing as endangered species and could further restrict hydro system flexibility and energy production.

Puget Sound Power & Light Company
OPERATING STATISTICS
Year Ended on December 31               1995        1994        1993        1992        1991
--------------------------------------------------------------------------------------------
Operating revenues by classes
(thousands):
--------------------------------------------------------------------------------------------
  Residential                     $  524,749  $  532,124  $  502,037  $  443,490  $  480,356
  Commercial                         397,212     375,751     356,586     323,764     310,824
  Industrial                         168,501     163,574     150,063     138,416     127,164
  Other consumers                     38,730      38,759      28,189      35,779      26,897
--------------------------------------------------------------------------------------------
    Operating revenues billed
      to consumers (a)             1,129,192   1,110,208   1,036,875     941,449     945,241
  Unbilled revenues -
    net increase (decrease)           (6,382)     (2,522)     14,409      15,080     (16,216)
  PRAM accrual                         3,953      25,835      42,100      42,119         670
--------------------------------------------------------------------------------------------
    Total operating revenues
      from consumers               1,126,763   1,133,521   1,093,384     998,648     929,695
  Other utilities                     52,567      60,537      19,494      26,322      27,074
--------------------------------------------------------------------------------------------
    Total operating revenues      $1,179,330  $1,194,058  $1,112,878  $1,024,970    $956,769
--------------------------------------------------------------------------------------------
  Number of customers (average):
  Residential                        739,173     723,566     708,123     692,100     673,883
  Commercial                          87,404      85,203      82,875      80,963      78,691
  Industrial                           3,908       3,851       3,715       3,659       3,574
  Other                                1,346       1,325       1,289       1,254       1,226
--------------------------------------------------------------------------------------------
    Total customers (average)        831,831     813,945     796,002     777,976     757,374
KWH generated, purchased
  and interchanged (thousands):
Total Company generated            6,371,416   7,011,932   6,414,311   7,420,058   6,819,348
  Purchased power                 17,897,922  16,268,042  14,608,899  13,408,522  14,770,597
  Interchanged power (net)            48,485     (87,771)    174,478    (118,346)   (139,110)
--------------------------------------------------------------------------------------------
    Total energy output           24,317,823  23,192,203  21,197,688  20,710,234  21,450,835
  Losses and Company use          (1,235,457) (1,291,322) (1,096,599) (1,202,194) (1,267,919)
--------------------------------------------------------------------------------------------
    Total energy sales            23,082,366  21,900,881  20,101,089  19,508,040  20,182,916
--------------------------------------------------------------------------------------------












(a) Operating revenues in 1995 were reduced by $25.1 million as a result of the Company's sale of customer-owned energy conservation measures. (See "Operating revenues" in Management's Discussion and Analysis and Note 1 to the Consolidated Financial
Statements.)

(Continued from prior page              1995        1994        1993        1992        1991
--------------------------------------------------------------------------------------------
Electric energy sales, KWH
(thousands):
  Residential                      8,972,498   8,913,903   8,974,787   8,297,293   8,906,470
  Commercial                       6,538,533   6,301,568   6,175,911   5,945,284   5,930,385
  Industrial                       3,720,641   3,724,931   3,690,473   3,704,450   3,598,683
  Other consumers                    205,232     200,622     196,246     193,563     185,879
--------------------------------------------------------------------------------------------
    Total energy billed
      to consumers                19,436,904  19,141,024  19,037,417  18,140,590  18,621,417
  Unbilled energy sales -
    net increase (decrease)         (158,920)    (72,352)    139,329     209,565    (309,279)
--------------------------------------------------------------------------------------------
    Total energy sales
      to consumers                19,277,984  19,068,672  19,176,746  18,350,155  18,312,138
  Sales to other
    electric utilities             3,804,382   2,832,209     924,343   1,157,885   1,870,778
--------------------------------------------------------------------------------------------
    Total energy sales            23,082,366  21,900,881  20,101,089  19,508,040  20,182,916
--------------------------------------------------------------------------------------------

Per residential customer:
  Annual use (KWH)                    12,139      12,319      12,674      11,989      13,217
  Annual billed revenue               726.95     $735.42     $708.97     $640.79     $712.82
  Billed revenue per KWH              $.0599      $.0597      $.0559      $.0534      $.0539

Company-owned generation
  capability - kilowatts:
  Hydro                              309,950     309,950     309,950     309,950     309,950
  Steam                              771,900     771,900     857,700     857,700     857,700
  Natural gas/oil                    702,350     702,350     702,350     702,350     702,350
--------------------------------------------------------------------------------------------
    Total                          1,784,200   1,784,200   1,870,000   1,870,000   1,870,000
--------------------------------------------------------------------------------------------
Heating degree days                    3,994       4,341       4,691       4,090       4,556
% of normal of 30 year
  average (4,908)                      81.4%       88.4%       95.6%       83.3%       92.8%

Load factor                            56.7%       54.7%       52.5%       57.0%       54.8%


















                                      13
EXECUTIVE OFFICERS AT DECEMBER 31, 1995:

Name               Age                      Offices
----------------   ---   ---------------------------------------------------

R. R. Sonstelie    50   President and Chief Executive Officer since 1992;
                        President and Chief Operating Officer 1991-1992;
                        President and Chief Financial Officer 1987-1991;
                        Executive Vice President 1985-1987;
                        Senior Vice President Finance 1983-1985;
                        Vice President Engineering and Operations 1980-1983;
                        Director since 1987.

W. S. Weaver       51   Executive Vice President and Chief Financial Officer
                        and Director since 1991. For more than five years prior to that time, a Partner in the law firm Perkins
                        Coie.

G. B. Swofford     54   Senior Vice President Customer Operations since
                        1994; Vice President Divisions and Customer
                        Services 1991-1994; Vice President Rates and Customer
                        Programs 1986-1991; Director Conservation and
                        Division Services 1980-1986.

S. M. Vortman      50   Senior Vice President Corporate & Regulatory
                        Relations since 1994; Vice President
                        Strategic Planning and Regulatory Affairs
                        February 10, 1994 - May 9, 1994; Vice President
                        Corporate Services 1992-1994; Director Real Estate
                        1990-1992; Manager  Community and Economic
                        Development 1986-1990.

R. G. Bailey       56   Vice President Power Systems since 1980.

J. W. Eldredge     45   Chief Accounting Officer since 1994;
                        Corporate Secretary and Controller since 1993;
                        Controller since 1988; Manager Budgets and
                        Performance 1987-1988; Manager General Accounting
                        1984-1987.

G. N. Ferencz      49   Vice President Divisions since 1994; Director
                        Division Services 1992-1994; General Manager Thurston
                        Division 1990-1992; Division Administrator Southern
                        Division 1982-1990.

D. E. Gaines       38   Treasurer since 1994; Director Strategic
                        Planning 1992-1994; Manager Financial Planning 1986 -
                        1992.

J. L. Henry        50   Vice President Engineering and Operating Services
                        since 1994; Vice President Operations
                        Services 1991-1994; Director South Central Division
                        1990-1991; Director Division Operations 1984-1990.

J. R. Lauckhart    47   Vice President Power Planning since 1991;
                        Director Power Planning 1986-1991.

Officers are elected for one-year terms.

                                    14
ITEM  2.  PROPERTIES

     The principal generating plants owned by the Company are described under
Item 1 - "Business - Power Resources." The Company owns its transmission and distribution facilities, and various other properties. Substantially all properties of the Company are subject to the lien of the Company's Mortgage Indenture.

ITEM  3.  LEGAL PROCEEDINGS

     See Note 15 to the Consolidated Financial Statements.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE


                                  PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The Company's common stock is traded on the New York Stock Exchange (symbol PSD). The number of stockholders of record of the Company's common stock at December 31, 1995, was 58,940.

     The Company has paid dividends on its common stock each year since 1943 when such stock first became publicly held. Future dividends will be dependent upon earnings, the financial condition of the Company and other factors.

     Certain provisions relating to the Company's senior securities limit funds available for payment of dividends to net income available for dividends on common stock (as defined in the Company's Mortgage Indenture) accumulated after December 31, 1957, plus the sum of $7.5 million. As of December 31, 1995, the balance of earnings reinvested in the business that was not restricted as to dividends on common stock was approximately $252 million. (See Note 6 to the Consolidated Financial Statements.)

     Dividends paid and high and low stock prices for each quarter over the last two years were:

                         1995                           1994
                  ---------------------------   ---------------------------
                    Price Range                    Price Range
                  ---------------   Dividends   ---------------   Dividends
Quarter Ended      High       Low     Paid        High      Low     Paid
-------------     ------   ------   ---------   ------   ------   ---------
March 31          21-1/2   20-1/8     $.46      24-7/8   22         $.46
June 30           23-3/8   20-3/4     $.46      22-3/4   16-1/2     $.46
September 30      23-3/8   21-1/4     $.46      20       18-3/8     $.46
December 31       24       22-1/4     $.46      21       19-3/8     $.46

ITEM  6.  SELECTED FINANCIAL DATA
Year Ended December 31               1995        1994        1993        1992        1991
----------------------------    ---------  ----------  ----------  ----------  ----------
                                     (Thousands of Dollars except per share data)

Operating Revenue              $1,179,330  $1,194,058  $1,112,878  $1,024,970  $  956,769
Operating Income               $  214,588  $  193,498  $  210,980  $  214,670  $  213,731
Net Income                     $  135,720  $  120,059  $  138,327  $  135,720  $  132,777
Income for Common Stock        $  120,192  $  104,328  $  121,885  $  121,836  $  122,738
Common Shares Outstanding -
  Weighted Average             63,640,861  63,632,057  60,930,859  56,283,949  55,561,647

Earnings Per Common Share
  (Note 1 to the
  Financial Statements)             $1.89       $1.64       $2.00       $2.16       $2.21
Dividends Per Common Share          $1.84       $1.84       $1.83       $1.79       $1.76
Book Value Per Common Share        $18.48      $18.43      $18.65      $17.76      $16.96
Total Assets at Year End*      $3,268,995  $3,463,770  $3,341,130  $2,997,721  $2,676,438

Long-term Obligations          $  920,439  $  963,298  $1,036,079  $1,044,992  $1,052,309
Redeemable Preferred Stock     $   89,039  $   91,242  $   93,176  $   93,822  $   20,189


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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income in 1995 was $135.7 million on operating revenues of $1.179 billion, compared to $120.1 million on operating revenues of $1.194 billion in 1994 and $138.3 million on operating revenues of $1.113 billion in 1993. Income for common stock was $120.2 million, $104.3 million and $121.9 million for 1995, 1994 and 1993, respectively.

Earnings per share in 1995 were $1.89 on 63.6 million weighted average common shares outstanding during the period compared to $1.64 on 63.6 million weighted average common shares outstanding in 1994 and $2.00 on 60.9 million weighted average common shares outstanding in 1993.

Return on the average book value of the Company's common equity in 1995 was 10.3%, compared to 8.9% in 1994 and 11.0% in 1993. The dividend payout ratio was 97.4% in 1995, compared to 112.2% in 1994 and 91.5% in 1993.

The decline in net income during 1994 reflects after-tax charges totaling $13.6 million associated with the Company's two voluntary early retirement and separation programs and related business office and service facility consolidations. These charges, recorded in other operation expenses, represent a decrease in earnings per common share of $0.21 for the period.

Total kilowatt-hour sales to ultimate consumers in 1995 were 19.3 billion, compared with 19.1 billion in 1994 and 19.2 billion in 1993. Kilowatt-hour sales to other utilities were 3.8 billion in 1995, 2.8 billion in 1994 and
0.9 billion in 1993.

The preferred stock dividend accrual decreased $0.2 million in 1995 compared to 1994 due to the the redemption of the $40 million Adjustable Rate Cumulative Preferred Stock ("ARPS"), Series A ($100 par value) in February 1994. The preferred stock dividend accrual decreased $0.7 million in 1994 compared to 1993. This decrease was due to the redemptions of the $50 million Flexible Dutch Auction Rate Transferable Securities $100 Par Value Preferred Stock ("FLEX DARTS"), Series B in July 1993 and the $40 million ARPS, Series A in February 1994. These decreases were partially offset by the issuance in February 1994 of the $50 million ARPS, Series B ($25 par value).

The preferred stock dividend accrual increased $2.6 million in 1993 compared to 1992 primarily due to the issuance of the 7.75% Series Preferred Stock in March 1992 and the 7.875% Series Preferred Stock in July 1992. This was partially offset by the reacquisition of the Series A FLEX DARTS in April 1992. The 1993 increase was also partially offset by the reacquisition of the Series B FLEX DARTS in July 1993.

                             Years Ending December 31
                   Increase (Decrease) Over Preceding Year
                            (Dollars in Millions)


                                                 1995      1994     1993
------------------------------------------------------------------------
Operating revenues
  General rate increase                         $  --     $27.0   $ 14.2
  PRAM surcharge billed                          53.5      29.6     48.8
  Accrual of revenue under
    the PRAM - Net                              (21.9)    (16.3)      --
  BPA Residential Purchase and
    Sale Agreement                              (25.3)      2.3    (15.0)
  Sales to other utilities                       (8.0)     41.0     (6.8)
  Revenue sold to conservation trust            (25.1)       --       --
  Load and other changes                         12.1      (2.4)    46.7
------------------------------------------------------------------------
      Total operating revenue changes           (14.7)     81.2     87.9
------------------------------------------------------------------------
Operating expenses
  Purchased and interchanged power               14.8      77.1     81.5
  Fuel                                          (11.5)     (5.5)    (4.4)
  Other operation expenses                      (38.7)     26.0      5.9
  Maintenance                                     1.8      (2.5)    (1.8)
  Depreciation and amortization                  (8.2)      0.1     (7.2)
  Taxes other than federal income taxes           1.7       7.2      6.1
  Federal income taxes                            4.3      (3.7)    11.5
------------------------------------------------------------------------
        Total operating expense changes         (35.8)     98.7     91.6
------------------------------------------------------------------------
Allowance for funds used during
  construction ("AFUDC")                          0.8      (0.8)     1.5
Other income                                     (5.3)      1.0     (5.5)
Interest charges                                  0.9       1.0    (10.3)
------------------------------------------------------------------------
Net income changes                              $15.7    $(18.3)   $ 2.6
========================================================================

The following information pertains to the changes outlined in the table above:

Operating revenues

Revenues since October 1, 1995, increased as a result of rates authorized by the Washington Utilities and Transportation Commission (the "Washington Commission") under the fifth Periodic Rate Adjustment Mechanism ("PRAM") filing. Revenues since October 1, 1994, increased as a result of rates authorized by the Washington Commission under the fourth PRAM filing. Revenues since October 1, 1993, increased as a result of rates authorized by the Washington Commission in its general rate order issued on September 21, 1993. (See "Rate Matters.")

Revenues have been reduced by virtue of the credit that the Company received through the Residential Purchase and Sale Agreement with the Bonneville Power Administration ("BPA"). This agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. A corresponding reduction is included in purchased and interchanged power expenses.

Revenues since June 1995 have been reduced by $25.1 million as a result of the

                                     18
Company's sale of revenues associated with $202.5 million of its investment in conservation assets to a grantor trust. The revenue decrease represents the portion of rate revenues that were sold and forwarded to the trust. The impact of this revenue decrease, however, was offset by related reductions in other operation and interest expenses.(See "Other" for a discussion of the sale of conservation assets.)

Although the Company is dependent on purchased power to meet customer demand, it may, from time to time, have energy available for sale to other utilities, depending principally upon water conditions for the generation of hydroelectric power, customer usage and the energy requirements of other utilities.

Operating expenses

Purchased and interchanged power expenses increased $14.8 million in 1995 when compared to 1994. Higher payments for firm power purchases from non-utility generators and secondary power purchases from other utilities contributed an increase of $35.4 million. This increase was partially offset by increased credits associated with the Residential Purchase and Sale Agreement with BPA of $24.1 million. (See discussion of the Residential Purchase and Sale Agreement under "Operating revenues.") Also contributing to the increase were higher payments of $2.7 million relating to storage and interchange of electric power.

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

Fuel expense decreased $11.5 million in 1995 as the Company generated less electricity at company-owned coal plants while purchasing more power on the secondary market. Additionally, an Arbitration Panel's decision of a dispute involving the coal supply agreement at the Company's fifty percent-owned Colstrip 1 and 2 plants resulted in a $4.6 million decrease to fuel expense in the first quarter of 1995 pertaining to coal deliveries from August 1, 1991, through March 31, 1995.

Fuel expense decreased $5.5 million in 1994 as the Company purchased additional power from cogeneration facilities rather than run Company-owned gas turbines. Fuel expense decreased $4.4 million in 1993 due to decreased use of the coal-fired plants.

Other operation expenses decreased $38.7 million in 1995 when compared to 1994. The decrease was due in part to charges in 1994 totaling $20.9 million associated with the Company's two voluntary early retirement and separation programs and related business office and service facility consolidations. (See Note 10 to the Consolidated Financial Statements.) Also contributing to the decrease was lower amortization expense of $14.3 million associated with the Company's conservation program. In June 1995 the Company sold, to a grantor trust, approximately $202.5

                                    19
million of its investment in customer-owned energy conservation measures. (See discussion of the conservation asset transaction in "Other.")

Other operation expenses increased $26.0 million in 1994. Included in the increase were charges totaling $20.9 million reflecting costs associated with the Company's two voluntary early retirement and separation programs and related business office and service facility consolidations. Also included was an increase of $4.0 million in amortization expense associated with the Company's energy conservation program and an increase of $1.8 million in transmission and distribution expenses.

Other operation expenses increased $5.9 million in 1993 due primarily to a $5.1 million increase in the amortization of energy conservation expenditures. Also influencing 1993 expenses was an increase of $1.8 million in steam generation expenses and a decrease of $2.3 million in administration and general expenses.

Maintenance expense increased $1.8 million in 1995 over 1994 due primarily to higher distribution maintenance expenses in the first and fourth quarters of 1995 resulting from storm damage to Company transmission and distribution facilities.

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

Depreciation and amortization expense decreased $8.2 million in 1995 from 1994 levels. A decrease of $12.9 million was attributable to the completion in September 1994, of the 10 year amortization period related to two terminated generating projects. This decrease was partially offset by the effects of new plant placed into service.

Depreciation and amortization expense increased $0.1 million in 1994 compared to the prior year. Increased depreciation expense related to additional plant placed into service was offset by the completion of the 10 year amortization period related to two terminated generating projects. Depreciation and amortization expense declined $7.2 million in 1993. This decrease was due to a change in depreciation rates approved by the Washington Commission staff in the second quarter of 1993 that was made retroactive to the beginning of 1993. This adjustment had the effect of decreasing depreciation expense by $10.5 million during 1993. This adjustment was partially offset by the effects of additional plant placed into service.

Taxes other than federal income taxes increased $1.7 million in 1995 compared to 1994. Municipal and state excise tax payments increased $3.5 million and were partially offset by lower property tax payments of $0.8 million and other federal and state taxes of $1.0 million.

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

Federal income taxes on operations increased $4.3 million in 1995 compared to the prior year due primarily to higher pre-tax operating income during 1995.

                                  20
Federal income taxes on operations decreased $3.7 million in 1994 compared to 1993 due primarily to lower pre-tax operating income during 1994. Federal income taxes on operations increased $11.5 million in 1993. The increase was due in part to higher pre-tax operating income in 1993 and an increase in the corporate tax rate from 34 to 35 percent, retroactive to January 1, 1993. (See Note 12 to the Consolidated Financial Statements.)

AFUDC

(See Note 1 to the Consolidated Financial Statements.)

Other income

Total other income decreased $5.3 million in 1995. The decrease was due in part to lower energy conservation expenditures resulting in a $2.2 million decline in Allowance for Funds Used to Conserve Energy ("AFUCE") and a $1.4 million decrease in excess AFUDC over the Federal Energy Regulatory Commission ("FERC") maximum allowed by the Washington Commission. Also contributing to the decrease were higher non-utility expenses of $0.9 million when compared to 1994.

Other income increased $1.0 million in 1994 over 1993. Included was an increase in subsidiary earnings of $2.2 million due primarily to an after-tax gain of $1.9 million resulting from the sale of a small hydroelectric generating project by the Company's Hydro Energy Development Corporation subsidiary. Cash received from the sale, which totaled $30.1 million, is recorded on the Statement of Cash Flows as "Cash received from subsidiary."

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

Interest charges

Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $0.9 million in 1995 compared to 1994. Interest and amortization on long-term debt alone decreased $3.0 million. Contributing $4.3 million in reduced interest expense were five First Mortgage Bond retirements or redemptions totaling $181 million over the previous 23 months. Partially offsetting this was $1.3 million in new interest expense associated with two issues of Secured Medium-Term Notes totaling $85 million that were issued during the same period.

Other interest expense increased $3.9 million in 1995 over 1994. The increase was the result of higher weighted average interest rates and higher average daily short-term borrowings in 1995 as compared to 1994.

Interest charges increased $1.0 million in 1994 compared to 1993. Interest and amortization on long-term debt alone decreased $1.9 million. Contributing $8.1 million in reduced interest expense were eight First Mortgage Bond and Secured Medium-Term Note retirements or redemptions totaling $191 million over the previous 22 months. Partially offsetting this was $6.4 million in new interest expense associated with nine issues of Secured Medium-Term Notes totaling $169 million issued over the previous 23 months. Other interest expense increased $2.9 million in 1994 due to higher average daily short-term borrowings and higher weighted average interest rates in 1994 as compared to 1993.

                                      21
Interest charges decreased $10.3 million in 1993 compared to 1992. Interest and amortization on long-term debt alone decreased $3.5 million. Contributing $29.1 million in reduced interest expense were 11 issues of First Mortgage Bonds totaling $510 million redeemed or retired over the previous 21 months. Partially offsetting this was $23.7 million in new interest expense associated with 22 issues of Secured Medium-Term Notes totaling $549 million issued over the previous 23 months. Other interest expense decreased $6.8 million in 1993 compared to the prior year. Much of the decrease was the result of a $5.3 million non-recurring interest charge in 1992 relating to a federal income tax assessment. Also contributing were lower average daily short-term borrowings and lower weighted average interest rates in 1993.

CONSTRUCTION AND FINANCING PROGRAM

Current construction expenditures are primarily transmission and distribution-related, designed to meet continuing customer growth. Construction expenditures, which include energy conservation expenditures and exclude AFUDC and AFUCE, were $128.1 million in 1995 and are expected to be approximately $133.5 million in 1996 and $143.8 million in 1997. The ratio of cash from operations (net of dividends, AFUDC and AFUCE) to construction expenditures (excluding AFUDC and AFUCE) was 88.4% in 1995.
The Company expects cash from operations (net of dividends, AFUDC and AFUCE) in 1996 and 1997 will, on average, be approximately 114% of average estimated construction expenditures (excluding AFUDC and AFUCE) during the same period.

In October 1992, the Company filed a shelf registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $450 million principal amount of First Mortgage Bonds. The First Mortgage Bonds can be issued as Secured Medium-Term Notes, through underwritten offerings, pursuant to delayed delivery contracts or any combination thereof. These Secured Medium-Term Notes were designated Series B. As of February 10, 1996, the Company has issued $364 million in Series B Notes having an average coupon rate of 6.90%.

Short-term borrowings from banks and the sale of commercial paper are used to provide working capital for the construction program. At December 31, 1995, the Company had in place $176.5 million in lines of credit with several banks, which provided liquidity support for outstanding commercial paper of $123.0 million, effectively reducing the available borrowing capacity under these lines of credit to $53.5 million. (See Note 8 to the Consolidated Financial Statements.)

RATE MATTERS

In the Washington Commission's September 21, 1993 general rate case order, the Company was allowed a 10.5% return on common equity and 8.94% return on rate base, based on a capital structure of 47% debt, 8% preferred stock and 45% common equity.

On September 22, 1995, the Washington Commission issued a rate order relating to the Company's fifth annual rate adjustment under the PRAM. The Company had requested a $62.8 million revenue increase and the Commission allowed $58.8 million. The decrease included $3.3 million related to resource cost projections that are subject to true-up during the PRAM period and a flow-through to customers of $0.7 million related to tax benefits on the Company's conservation expenditures. In addition to approval of the rate adjustment, the Commission also agreed, pursuant to a negotiated settlement, to discontinue the PRAM on September 30, 1996, the end of the current PRAM period. Under the terms of the settlement agreement, PRAM accrued revenues outstanding at that time will be recovered in

                                    22
rates over a period not to exceed two years. With the discontinuance of the PRAM, the annual regulatory adjustments for variations in weather and hydro conditions provided for in the PRAM will also be discontinued.

The decrease in allowed return on common equity from 12.8% to 10.5% in the last general rate case has put downward pressure on earnings since the order became effective on October 1, 1993. In addition, it will be difficult for the Company to earn its full allowed rate of return because of changes made by the rate orders in the recovery methods of certain costs.

THE MERGER

On October 18, 1995, the Company entered into an Agreement and Plan of Merger with Washington Energy Company ("WECO") and Washington Natural Gas Company ("WNG"), a wholly owned subsidiary of WECO. The Merger has been unanimously approved by the Company's Board of Directors as well as the Board of Directors of WECO. Pursuant to the Agreement, WECO and WNG would be merged with and into Puget Power, after which the merged company would be renamed. (See Note 18 to the Consolidated Financial Statements.)

OTHER

    The electric utility industry in general is facing a more competitive environment, particularly in wholesale generation and industrial customer markets. The National Energy Policy Act of 1992 ("EPACT") has intensified competition in the wholesale electric market by easing restrictions on wholesale power producers and by allowing the Federal Energy Regulatory Commission ("FERC") to order access for wholesale sellers to deliver power to wholesale buyers over transmission systems owned by others. FERC has also initiated a rule making process regarding transmission access for wholesale purposes, and has requested jurisdictional utilities, including the Company, to file pro forma wholesale transmission tariffs providing pricing and terms for such access. The EPACT does not permit the FERC to order transmission access for retail purposes, but some states, including California, Michigan and Massachusetts, are considering proposals which would allow such access for retail purposes. In December 1994, the Washington Commission issued a notice of inquiry seeking comments from interested parties on the costs and benefits of increased retail competition. In 1995, the Commission said it would take no action on various proposals and instead issued an interim statement of principles. Any substantial changes in utility regulation in Washington state, such as mandating retail wheeling, would require legislative action. The major credit rating agencies have expressed the general view that increased competition is likely to increase business risks in the electric utility industry, with resulting pressures on utility credit quality and investor returns.

    In this environment, the Company seeks to build on the strengths of its efficient electric distribution and transmission system to become a leading provider of energy and related services to homes and businesses in the Pacific Northwest. To prepare for a more competitive business environment, the Company has committed itself to being a low cost supplier of electricity. The Company has taken steps to reduce costs, including work force reductions, facility consolidations and reductions in capital budgets. The Company intends to pursue opportunities for improved operating efficiencies and productivity, including possible restructuring of its power supply resources and contracts. The Company is also actively pursuing opportunities to become a provider of new high value services such as wireless automated meter-based services and geographic information systems, to utility customers and other utilities.

The Company and BPA have entered into a letter of intent, subject to various

                                  23
conditions, regarding pursuit of construction of a joint transmission project in Whatcom and Skagit counties in northern Washington state, the northernmost portion of the Company's service territory. The joint project is intended to provide the Company and BPA with certain transfer capacity with Canadian utilities and is intended to relieve certain transmission constraints on the respective systems of BPA and the Company. The joint project, which is expected to be completed in late 1997, will involve a combination of existing facility upgrades and new construction.

The Company's energy conservation expenditures have historically been accumulated, included in rate base and amortized to expense over a ten year period at the direction of the Washington Commission. In June 1995 the Company sold approximately $202.5 million of its investment in customer-owned energy conservation measures to a grantor trust, which, in turn, issued securities backed by a Washington state statute enacted in 1994. The statute provides that if certain conditions are met, securities could be issued, backed by a statutory requirement that a portion of rate revenues be forwarded to the trust to repay those securities. The proceeds of the sale were used to pay down short-term debt. The securities were issued in June 1995 and carry a coupon rate of 6.45 percent. The Company recognized no gain or loss on the sale.

The Company is in the process of selectively replacing the High Molecular Weight ("HMW") underground distribution cable installed during the 1960s and 1970s. The Company installed about 4,800 miles of industrial standard HMW cable between 1964 and 1979, but the Company and other utilities have experienced increasing cable failures in recent years. The Company is continuing to analyze cable failure trends to find ways to mitigate the effect of cable failures on customer service. To minimize the impact on customers of increasing cable failures, the Company replaces a certain amount of HMW cable each year and is beginning to use silicone injection into potentially problem cables to lengthen the life of these cables. The Company so far has replaced 600 miles of HMW cable and expects to spend $43 million on additional cable replacement during the period 1996-1999. In 1996 the Company is planning either to replace or use silicone injection on 150 miles of HMW cable.

For a discussion of Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", issued in March 1995, see Note 1 to the Consolidated Financial Statements.

For a discussion of FASB Statement No. 123, "Accounting for Stock-Based Compensation", issued in October 1995, see Note 1 to the Consolidated Financial Statements.

For a discussion of environmental obligations, see Note 15 to the Consolidated Financial Statements.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index on page 30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - NONE.






                                 24
                                  PART III

     Part III is incorporated by reference from the Company's definitive proxy statement issued in connection with the 1995 Annual Meeting of Shareholders.
Certain information regarding executive officers is set forth in Part I.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:

          1) Financial statement schedule - see index on page 30.

          2) Exhibits - see index on page 60.

     (b)  Reports on Form 8-K:

          1) Form 8-K dated October 23, 1995, Item 5 - Other Events, related to merger agreement between Puget Sound Power & Light Company and Washington Energy Company.

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


                                         Date:  February 27, 1996


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                         Date
------------------------    -------------------------     --------------


   R. R Sonstelie           President and
------------------------    Chief Executive Officer
  (R. R. Sonstelie)         and Director


   William S. Weaver        Executive Vice President and
------------------------    Chief Financial Officer
  (William S. Weaver)       and Director
                                                           February 27, 1996

   James W. Eldredge        Corporate Secretary
------------------------    and Controller and
  (James W. Eldredge)       Chief Accounting Officer


   Douglas P. Beighle       Director
------------------------
  (Douglas P. Beighle)


   Charles W. Bingham       Director
------------------------
  (Charles W. Bingham)

                             Director
------------------------
  (Phyllis J. Campbell)


   John D. Durbin            Director
------------------------
  (John D. Durbin)


   John W. Ellis             Director
------------------------
  (John W. Ellis)


   Daniel J. Evans           Director
------------------------
  (Daniel J. Evans)


   Nancy L. Jacob            Director
------------------------
  (Nancy L. Jacob)


   R. Kirk Wilson            Director
------------------------
  (R. Kirk Wilson)

                        Puget Sound Power & Light Company

Report of Management:                                      February 27, 1996

The accompanying consolidated financial statements of Puget Sound Power & Light Company have been prepared under the direction of management, which is responsible for their integrity and objectivity. The statements have been prepared in accordance with generally accepted accounting principles and include amounts based on judgments and estimates by management where necessary. Management also prepared the other information in the Annual Report on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

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




   R. R. Sonstelie          William S. Weaver           James W. Eldredge
____________________     _______________________     _______________________
   R. R. Sonstelie          William S. Weaver           James W. Eldredge

President and            Executive Vice President     Corporate Secretary
Chief Executive Officer  and Chief Financial Officer  and Controller
                                                     (Chief Accounting Officer)

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of
Puget Sound Power & Light Company

We have audited the consolidated financial statements and the financial statement schedule of Puget Sound Power & Light Company listed on page 30 of this Annual Report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Puget Sound Power & Light Company as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                        /s/ Coopers & Lybrand L.L.P.

Seattle, Washington
February 12, 1996

                     PUGET SOUND POWER & LIGHT COMPANY



  CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
      COVERED BY THE FOREGOING REPORT OF INDEPENDENT ACCOUNTANTS


CONSOLIDATED FINANCIAL STATEMENTS:                                      Page


Consolidated Statements of Income for the years ended
  December 31, 1995, 1994 and 1993.......................................31

Consolidated Balance Sheets, December 31, 1995 and 1994..................32

Consolidated Statements of Capitalization, December 31, 1995 and 1994....34

Consolidated Statements of Earnings Reinvested in the Business
  for the years ended December 31, 1995, 1994 and 1993...................35

Consolidated Statements of Cash Flows for the years
  ended December 31, 1995, 1994 and 1993.................................36

Notes to Consolidated Financial Statements...............................37


SCHEDULE:

II.   Valuation and Qualifying Accounts and Reserves for the
      years ended December 31, 1995, 1994 and 1993.......................59

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



Consolidated Statements of Income
Puget Sound Power & Light Company
--------------------------------------------------------------------------------------------
Year Ended December 31                                 1995          1994          1993
--------------------------------------------------------------------------------------------
                                              (Dollars in thousands except per share amounts.)

Operating Revenues                                    $1,179,330    $1,194,058    $1,112,878
--------------------------------------------------------------------------------------------
Operating Expenses:
  Operation (Note 15):
    Purchased and interchanged power                     409,541       394,758       317,642
    Fuel                                                  35,658        47,166        52,654
    Other (Notes 10 and 11)                              164,735       203,476       177,444
  Maintenance                                             53,148        51,342        53,900
  Depreciation and amortization                          107,582       115,738       115,690
  Taxes other than federal income taxes (Note 10)        109,533       107,821       100,598
  Federal income taxes (Note 12)                          84,545        80,259        83,970
--------------------------------------------------------------------------------------------
      Total operating expenses                           964,742     1,000,560       901,898
--------------------------------------------------------------------------------------------
Operating Income                                         214,588       193,498       210,980
--------------------------------------------------------------------------------------------
Other Income:
  Allowance for funds used during
    construction - equity portion                            719           530         2,301
  Miscellaneous (Notes 10 and 12)                          6,957        12,290        11,277
--------------------------------------------------------------------------------------------
      Total other income - net                             7,676        12,820        13,578
--------------------------------------------------------------------------------------------
Income Before Interest Charges                           222,264       206,318       224,558
--------------------------------------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                              77,224        80,213        82,065
  Allowance for funds used during
    construction - debt portion                           (4,292)       (3,667)       (2,714)
  Other interest                                           9,722         5,782         2,915
  Amortization of debt expense,
    net of premium (Note 7)                                3,890         3,931         3,965
--------------------------------------------------------------------------------------------
      Total interest charges                              86,544        86,259        86,231
--------------------------------------------------------------------------------------------
Net Income                                               135,720       120,059       138,327
--------------------------------------------------------------------------------------------
Less Preferred Stock Dividend Accruals                    15,528        15,731        16,442
--------------------------------------------------------------------------------------------
Income for Common Stock                               $  120,192    $  104,328    $  121,885
--------------------------------------------------------------------------------------------

Common shares outstanding weighted average            63,640,861    63,632,057    60,930,859
Earnings per common share (Note 1)                    $     1.89    $     1.64    $     2.00
============================================================================================

The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheets
Puget Sound Power & Light Company
--------------------------------------------------------------------------------------------

Assets
December 31                                                               1995          1994
--------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Utility Plant:
  Electric plant, at original cost (Notes 1, 2, 7 and 15)           $3,400,723    $3,306,854
  Less: Accumulated depreciation                                     1,118,678     1,039,943
--------------------------------------------------------------------------------------------
      Net utility plant                                              2,282,045     2,266,911
--------------------------------------------------------------------------------------------
Other Property and Investments:
  Investment in Bonneville Exchange Power Contract                      94,241       101,309
  Investment in and advances to subsidiaries                            95,459        76,517
  Energy conservation loans to customers                                   783         1,409
  Other investments, at cost                                            11,328        12,203
--------------------------------------------------------------------------------------------
      Total other property and investments                             201,811       191,438
--------------------------------------------------------------------------------------------

Current Assets:
  Cash (Note 9)                                                         12,498         5,284
--------------------------------------------------------------------------------------------
  Accounts receivable:
    Customers                                                           90,345        80,503
    Other                                                               34,627        27,695
    Less allowance for doubtful accounts                                   886           610
--------------------------------------------------------------------------------------------
      Total accounts receivable                                        124,086       107,588
--------------------------------------------------------------------------------------------
  Estimated unbilled revenue                                            80,363        86,745
  PRAM accrued revenues                                                 59,123        47,178
  Materials and supplies, at average cost                               46,407        49,543
  Prepayments and Other                                                  4,352         5,260
--------------------------------------------------------------------------------------------
      Total current assets                                             326,829       301,598
--------------------------------------------------------------------------------------------
Long-Term Assets:
  Regulatory asset for deferred income taxes (Note 12)                 249,731       275,296
  PRAM accrued revenues (net of current portion)                        55,673        63,663
  Unamortized debt expense                                              10,264         8,076
  Unamortized energy conservation charges                               37,889       239,500
  Other                                                                104,753       117,288
--------------------------------------------------------------------------------------------
      Total long-term assets                                           458,310       703,823
--------------------------------------------------------------------------------------------
Total Assets                                                        $3,268,995    $3,463,770
============================================================================================

The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------------------
Capitalization and Liabilities
December 31                                                               1995          1994
--------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Capitalization (See "Consolidated Statements of Capitalization"):
  Common equity                                                     $1,175,904    $1,172,729
  Preferred stock not subject to mandatory redemption                  125,000       125,000
  Preferred stock subject to mandatory redemption                       89,039        91,242
  Long-term debt                                                       920,439       963,298
--------------------------------------------------------------------------------------------
      Total capitalization                                           2,310,382     2,352,269
--------------------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                      50,269        58,025
  Short-term debt (Notes 8 and 9)                                      167,049       234,454
  Current maturities of long-term debt (Note 7)                         43,000       108,000
  Accrued expenses:
    Taxes                                                               36,321        40,337
    Salaries and wages                                                  22,011        20,809
    Interest                                                            22,921        26,181
  Other                                                                 27,356        25,018
--------------------------------------------------------------------------------------------
      Total current liabilities                                        368,927       512,824
--------------------------------------------------------------------------------------------
Deferred Income Taxes:
  Deferred income taxes (Note 12)                                      528,400       541,501
  Investment tax credits                                                   311           726
--------------------------------------------------------------------------------------------
      Total deferred income taxes                                      528,711       542,227
--------------------------------------------------------------------------------------------
Other Deferred Credits:
  Customer advances for construction                                    19,972        21,939
  Other                                                                 41,003        34,511
--------------------------------------------------------------------------------------------
      Total other deferred credits                                      60,975        56,450
--------------------------------------------------------------------------------------------
Commitments and Contingencies
  (Notes 1, 11, 12, 13, 14, 15 and 18)                                      --            --
Total Capitalization and Liabilities                                $3,268,995    $3,463,770
============================================================================================

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Capitalization
Puget Sound Power & Light Company
--------------------------------------------------------------------------------------------
December 31                                                           1995           1994
--------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Common Equity:
  Common stock - ($10 stated value) - 80,000,000 shares
    authorized, 63,640,861 shares
    outstanding (Notes 3 and 14)                                    $  636,409      $636,409
  Additional paid-in capital (Notes 5 and 14)                          328,963       328,753
  Earnings reinvested in the business (Note 6)                         210,532       207,567
--------------------------------------------------------------------------------------------
      Total common equity                                            1,175,904     1,172,729
--------------------------------------------------------------------------------------------
Preferred Stock Not Subject to Mandatory
  Redemption - cumulative (Note 3):
  $25 par value:*
    7.875% series - 3,000,000 shares authorized and outstanding         75,000        75,000
    Adjustable Rate, Series B - 2,000,000 shares authorized
      and outstanding                                                   50,000        50,000
--------------------------------------------------------------------------------------------
      Total preferred stock not subject to mandatory redemption        125,000       125,000
--------------------------------------------------------------------------------------------
Preferred Stock Subject To Mandatory Redemption - cumulative
  (Notes 4 and 9):
  $100 par value:*
    4.84% series - 150,000 shares authorized,
       47,956 shares outstanding                                         4,796         4,796
    4.70% series - 150,000 shares authorized,
      56,215 and 66,215 shares outstanding                               5,621         6,621
    8% series - 150,000 shares authorized,
      36,224 and 48,253 shares outstanding                               3,622         4,825
    7.75% series - 750,000 shares authorized and outstanding            75,000        75,000
--------------------------------------------------------------------------------------------
      Total preferred stock subject to mandatory redemption             89,039        91,242
--------------------------------------------------------------------------------------------
Long-Term Debt (Notes 7 and 9):
  First mortgage bonds                                                 794,000       894,000
  Guaranteed collateralized bonds                                        8,000        16,000
  Pollution control revenue bonds:
    Revenue refunding 1991 series, due 2021                             50,900        50,900
    Revenue refunding 1992 series, due 2022                             87,500        87,500
    Revenue refunding 1993 series, due 2020                             23,460        23,460
  Other notes                                                               21            24
  Unamortized discount - net of premium                                   (442)         (586)
  Long-term debt due within one year                                   (43,000)     (108,000)
--------------------------------------------------------------------------------------------
      Total long-term debt excluding current maturities                920,439       963,298
--------------------------------------------------------------------------------------------
Total Capitalization                                                $2,310,382    $2,352,269
============================================================================================

* 13,000,000 shares authorized for $25 par value preferred stock and 3,000,000 shares authorized for $100 par value preferred stock.

The accompanying notes are an integral part of the financial statements.




Consolidated Statements of Earnings Reinvested in the Business
Puget Sound Power & Light Company
--------------------------------------------------------------------------------------------
Year Ended December 31                                      1995          1994          1993
--------------------------------------------------------------------------------------------
                                              (Dollars in thousands except per share amounts.)

Balance at Beginning of Year                            $207,567      $220,259      $210,544
Net Income                                               135,720       120,059       138,327
--------------------------------------------------------------------------------------------
    Total                                                343,287       340,318       348,871
--------------------------------------------------------------------------------------------
Deductions:
  Dividends Declared:
    Preferred stock:
      $4.84 per share on 4.84% series                        232           242           252
      $4.70 per share on 4.70% series                        276           319           327
      $8.00 per share on 8% series                           314           410           495
      $7.75 per share on 7.75% series                      5,813         5,813         5,813
      $1.97 per share on 7.875% series                     5,906         5,906         5,906
      Adjustable Rate, Series A                               --           700         2,800
      Adjustable Rate, Series B                            3,115         2,277            --
      Flexible Dutch Auction Rate Transferable
        Securities Series B (Note 3):                         --            --           912
    Common stock                                         117,099       117,084       111,498
  Loss on reacquisition of preferred stock                    --            --           609
--------------------------------------------------------------------------------------------
    Total deductions                                     132,755       132,751       128,612
--------------------------------------------------------------------------------------------
Balance at End of Year (Note 6)                         $210,532      $207,567      $220,259

Dividends declared per common share                     $   1.84      $   1.84      $   1.83
============================================================================================

The accompanying notes are an integral part of the financial statements.


Consolidated Statements of Cash Flows
Puget Sound Power & Light Company
--------------------------------------------------------------------------------------------
Year Ended December 31                                      1995          1994          1993
--------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Operating Activities:

Net income                                              $135,720      $120,059      $138,327
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                          107,582       115,738       115,690
  Deferred income taxes and tax credits - net             12,049        17,762        30,149
  Equity portion of AFUDC                                   (719)         (530)       (2,301)
  PRAM accrued revenues                                   (3,955)      (25,835)      (42,100)
  Other                                                   18,597        37,813       (15,079)
  Change in certain current assets and
    liabilities (Note 17)                                (17,564)       (5,979)        9,645
--------------------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities            251,710       259,028       234,331
--------------------------------------------------------------------------------------------

Investing Activities:

Construction expenditures - excluding equity AFUDC      (119,294)     (213,982)     (156,123)
Additions to energy conservation program                 (15,156)      (36,648)      (64,027)
Decrease in energy conservation loans                        626           875         1,688
Cash received from subsidiary                                 --        30,136            --
Cash received from sale of conservation assets - net     199,452            --            --
Other (including advances to subsidiaries)                    76        (8,116)         (438)
---------------------------------------------------------------------------------------------
    Net Cash Provided (Used) by Investing Activities      65,704      (227,735)     (218,900)
---------------------------------------------------------------------------------------------

Financing Activities:

Increase (decrease) in short-term debt                   (67,405)       85,148        58,856
Dividends paid (net of newly issued shares
  totaling $239,000 in 1994
  and $25,658,000 in 1993)                              (132,755)     (132,513)     (102,345)
Issuance of common and preferrred stock
  (Notes 3, 4 and 5)                                          --        50,000       113,377
Issuance of bonds (Note 7)                                    --        85,000       107,460
Redemption of bonds and notes                           (108,004)      (73,014)     (255,472)
Redemption of preferred stock                             (1,993)      (41,865)      (50,643)
Issue costs of bonds and stock                               (43)       (2,210)       (4,325)
---------------------------------------------------------------------------------------------
    Net Cash Used by Financing Activities               (310,200)      (29,454)     (133,092)

Increase (decrease) in Cash                                7,214         1,839      (117,661)

Cash at Beginning of Year                                  5,284         3,445       121,106
---------------------------------------------------------------------------------------------

Cash at End of Year                                     $ 12,498      $  5,284      $  3,445
=============================================================================================

The accompanying notes are an integral part of the financial statements.





                                  36
Puget Sound Power & Light Company
Notes To Consolidated Financial Statements
-------------------------------------------------------------------------

1)       Summary of Significant Accounting Policies

Significant accounting policies are described below.

Basis of Presentation:

Puget Sound Power & Light Company ("the Company") is an investor-owned public utility incorporated in the State of Washington furnishing electric service in a territory covering approximately 4,500 square miles, principally in the Puget Sound region of Washington state.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Puget Energy, Inc. ("Puget Energy"). Guaranteed Collateralized Bonds were issued by Puget Energy and the net proceeds from the sale of bonds were advanced to the Company (see Note 7). Puget Energy has no independent operations. Investments in all other subsidiaries are stated on an equity basis inasmuch as the assets, revenues, earnings and earnings reinvested in the business of the subsidiaries are not material in relation to those of the Company.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounting for Regulatory Assets:

The Company prepares its financial statements in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71"). Statement No. 71 requires the Company to defer certain costs that would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs. Accounting under Statement No. 71 is appropriate as long as: rates are established by or subject to approval by independent, third-party regulators; rates are designed to recover the specific enterprise's cost-of-service; and in view of demand for service, it is reasonable to assume that rates set at levels that will recover costs can be charged to and collected from customers. In applying Statement No. 71, the Company must give consideration to changes in the level of demand or competition during the cost recovery period. In accordance with Statement No. 71, the Company capitalizes certain costs in accordance with regulatory authority whereby those costs will be expensed and recovered in future periods.


                                  37
Net regulatory assets at December 31, 1995 and 1994 included the following:

                                                (Dollars in Millions)

                                                1995             1994

Deferred income taxes                         $249.7           $275.3
PRAM accrued revenues                          114.8            110.8
Investment in BEP Exchange Contract             94.2            101.3
Unamortized energy conservation charges         37.9            239.5
Various other costs                             96.8            101.4

Total                                         $593.4           $828.3

If the Company, at some point in the future, determines that all or a portion of the utility operations no longer meets the criteria for continued application of Statement No. 71, the Company would be required to adopt the provisions of Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." Adoption of Statement No. 101 would require the Company to write off the regulatory assets and liabilities related to those operations not meeting Statement No. 71 requirements.

The Company, in prior years, incurred costs associated with it's 5% interest in a now terminated nuclear generating project (identified herein as "Investment in Bonneville Exchange Power ("BEP")"). Under terms of a settlement agreement with the Bonneville Power Administration ("BPA"), which settled claims of the Company relating to construction delays associated with that project, the Company is receiving, over 30.5 years, power from the federal power system resources marketed by BPA. Approximately two-thirds of the Company's Investment in BEP is included in rate base and amortized on a straight-line basis over the life of the contract (amortization is included in "Purchased and interchanged power"). The remainder of the Company's investment is being recovered in rates over ten years, without a return during the recovery period (the related amortization is included in "Depreciation and amortization", pursuant to a FERC accounting order).

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

In June 1995, the Company sold approximately $202.5 million of its investment in customer-owned energy conservation measures to a grantor trust which, in turn, issued securities backed by a Washington state statute enacted in 1994. The statute provides that if certain conditions are met, securities could be issued, backed by a statutory requirement that a portion of rate revenues be forwarded to the trust to repay those securities. The proceeds of the sale were used to pay down short-term debt. The securities were issued by the trust in June 1995, and carry a coupon rate of 6.45 percent. The Company recognized no gain or loss on the sale. After the sale, the Company's total remaining unamortized conservation balance at December 31, 1995 was $38 million.

                                   38
Self-Insurance:

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

In its September 21, 1993 order, the Washington Commission terminated, prospectively, the provision for deferral of uninsured storm damage except for certain losses associated with major storms. The order also terminated the provision for deferral of other uninsured losses retroactively, resulting in an after-tax write-off in 1993 of $2.0 million. At December
31, 1995, the Company had no insurance coverage for storm damage and is self-insured for a portion of the risk associated with comprehensive liability, industrial accidents and catastrophic property losses. The amount of uninsured storm damage costs deferred under the regulatory treatment approved by the Washington Commission at December 31, 1995 was $27.3 million, which includes $6.0 million of costs deferred as a result of a severe windstorm on December 12, 1995.

Depreciation and Amortization:

For financial statement purposes, the Company provides for depreciation on a straight-line basis. The depreciation of automobiles, trucks, power operated equipment and tools is allocated to asset and expense accounts based on usage.

With the Washington Commission's approval, the Company reduced its depreciation rates in 1993. This adjustment had the effect of reducing depreciation expense by $10.5 million during 1993. The annual depreciation provision stated as a percent of average original cost of depreciable utility plant was 3.0% in 1995 and 1994, and 3.1% in 1993.

The Company's investments in terminated generating projects were amortized on a straight-line basis over the ten year period ending in 1994 (included in operating expenses under "Depreciation and amortization").

Amounts recoverable through rates related to investments in terminated generating projects and the Bonneville Exchange Power Contract were adjusted to their present value in prior years in accordance with Statement of Financial Accounting Standards No. 90 ("Statement No. 90"). These adjustments result in reduced net amortization expense over the recovery periods, the effect of which is included in miscellaneous income in the amount, net of federal income tax expense, of $1.3 million, $1.8 million and $2.7 million for 1995, 1994 and 1993, respectively.

Federal Income Taxes:

The Company normalizes, with the approval of the Washington Commission, certain items. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109. (See Note 12.)

Allowance for Funds Used During Construction:

The Allowance for Funds Used During Construction ("AFUDC") represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period. The amount of AFUDC recorded in each accounting period varies depending principally upon the level of construction work in progress and


                                     39
the AFUDC rate used. AFUDC is capitalized as a part of the cost of utility plant and is credited as a non-cash item to other income and interest charges currently. Cash inflow related to AFUDC does not occur until these charges are reflected in rates.

The AFUDC rate allowed by the Washington Commission is the Company's authorized rate of return, which was 10.16% effective October 1, 1991 and 8.94% effective October 1, 1993. To the extent amounts calculated using this rate exceed the AFUDC calculated using the Federal Energy Regulatory Commission ("FERC") formula, the Company capitalizes the excess as a deferred asset, crediting miscellaneous income. The amounts included in income were: $1,614,000 for 1995; $3,016,000 for 1994; and $2,309,000 for
1993. The deferred asset is being amortized over the average useful life of the Company's non-project utility plant.

Allowance For Funds Used to Conserve Energy:

The Washington Commission has authorized the Company to capitalize, as part of energy conservation costs, related carrying costs calculated at a rate established by the Washington Commission. This Allowance for Funds Used to Conserve Energy ("AFUCE") has been credited as a non-cash item to miscellaneous income in the amount of $1,463,000 in 1995, $3,317,000 in 1994, and $4,276,000 in 1993. Cash inflow related to AFUCE occurs when these charges are reflected in rates, or when the underlying asset is sold to a third party.

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

Rates established for the PRAM period are subject to future adjustment based on actual customer growth and variations in certain costs, principally those affected by hydro and weather conditions. To the extent revenue billed to customers varies from amounts allowed under the methodology established in the PRAM order, the difference is accumulated, without interest, for rate recovery which will be established in the next PRAM hearing. In its September 22, 1995 order, the Washington Commission approved the Company's latest PRAM filing and the recovery of $71.2 million over the period October 1, 1995 through September 30, 1996. In addition to approval of the rate adjustment, the Commission also agreed, pursuant to a negotiated settlement, to discontinue the PRAM on September 30, 1996, the end of the current PRAM period. Under the terms of the settlement, PRAM accrued revenues at that time would be recovered in rates over a period not to exceed two years.
PRAM accrued revenues of approximately $114.8 million were recorded at December 31, 1995 under this methodology. Amounts expected to be collected within one year have been included in current assets.

Other:

Debt premium, discount and expenses are amortized over the life of the related debt.

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121").

                                     40
Statement No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment has occurred, an impairment loss must be recognized. Implementation of Statement No. 121 is required in 1996. Based on estimates by management as of December 31, 1995, the impact of the adoption of this standard is not expected to be material to the financial position, results of operations, or liquidity of the Company.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). Statement No. 123 establishes a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method in place of the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). The Company intends to continue to apply the provisions of APB 25 in recognizing compensation expense related to its stock-based compensation plans.

Earnings Per Common Share:

Earnings per common share have been computed based on the weighted average number of common shares outstanding.

2)       Property Plant and Equipment

----------------------------------------------------------------------------
December 31                                               1995          1994
----------------------------------------------------------------------------
                                                      (Dollars in Thousands)
Electric utility plant classified by prescribed
accounts at original cost:
  Intangible plant                                  $   38,786    $   36,458
  Production plant                                     905,047       897,139
  Transmission plant                                   521,810       499,016
  Distribution plant                                 1,571,037     1,513,264
  General plant                                        241,533       246,351
  Construction work in progress                        105,617        94,067
  Plant held for future use                             15,644        19,310
  Acquisition adjustments                                1,249         1,249
----------------------------------------------------------------------------
    Total electric utility plant                     3,400,723    $3,306,854
============================================================================

3)      Capital Stock
                                       Preferred Stock        Preferred Stock
                                        Not Subject to           Subject to       Common
                                    Mandatory Redemption   Mandatory Redemption   Stock
--------------------------------------------------------------------------------------------
                                                                                  Without
                                                                                  Par Value
                                    $25 Par       $100 Par       $100 Par        ($10 Stated
                                     Value          Value          Value           Value)
--------------------------------------------------------------------------------------------
Shares outstanding
January 1, 1993                   3,000,000        900,000        938,222       58,574,633

  Sold to Public:
    1993                                 --             --             --        3,450,000
    1994                          2,000,000             --             --               --

  Issued to trustee of
  employee investment plan:
    1993                                 --             --             --          130,009

  Issued to shareholders under
  the stock purchase and
  dividend reinvestment plan:
    1993                                 --             --             --        1,474,774
    1994                                 --             --             --           11,445

  Acquired for sinking fund:
    1993                                 --             --         (6,459)             --
    1994                                 --             --        (19,339)             --
    1995                                 --             --        (22,029)             --

  Called for redemption
  and cancelled:
    1993                                 --       (500,000)            --              --
    1994                                 --       (400,000)            --              --
--------------------------------------------------------------------------------------------
Shares outstanding
December 31, 1995                 5,000,000             --        890,395       63,640,861
============================================================================================

See "Consolidated Statements of Capitalization" for details on specific series.

On January 15, 1991, the Board of Directors declared a dividend of one preference share purchase right (a "Right") on each outstanding common share of the Company. The dividend was distributed on January 25, 1991, to shareholders of record on that date. The Rights will be exercisable only if a person or group acquires 10 percent or more of the Company's common stock or announces a tender offer which, if consummated, would result in ownership by a person or group of 10 percent or more of the common stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Preference Stock, $50 par value per share, at an exercise price of $45, subject to adjustments. The description and terms of the Rights are set forth in a Rights Agreement between the Company and The Bank of New York, as Rights Agent. The Rights expire on January 25, 2001, unless earlier redeemed by the Company. On October 18, 1995, the Company's Board of Directors approved an amendment to the Rights Agreement which precludes the

                                  42
merger with Washington Energy Company from triggering any rights under the Rights Agreement.

On February 3, 1994, the Company issued $50 million, Adjustable Rate Cumulative Preferred Stock ("ARPS"), Series B ($25 par value). The proceeds were used to retire the $40 million principal amount of its ARPS Series A ($100 par value). The weighted average dividend rate for the ARPS Series B was 6.05% for 1995 and 5.93% for 1994. The weighted average dividend rate for the ARPS Series A was 7.00% in the first two months of 1994 and 7.00% for 1993.

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

4)      Preferred Stock Subject to Mandatory Redemption

The Company is required to deposit funds annually in a sinking fund sufficient to redeem the following number of shares of each series of preferred stock at $100 per share plus accrued dividends: 4.84% Series and 4.70% Series, 3,000 shares each; 8% Series, 6,000 and 1,000 shares through 2003 and 2004, respectively; and 7.75% Series, 37,500 shares on each February 15, commencing on February 15, 1998. Previous requirements have been satisfied by delivery of reacquired shares. At December 31, 1995, there were 12,044 shares of the 4.84% Series, 9,785 shares of the 4.70% Series and 776 shares of the 8% Series acquired by the Company and available for future sinking fund requirements. Upon involuntary liquidation, all preferred shares are entitled to their par value plus accrued dividends.

The preferred stock subject to mandatory redemption (see Note 3) may also be redeemed by the Company at the following redemption prices per share plus accrued dividends: 4.84% Series, $102; 4.70% Series, $101; and 8% Series, $101. The 7.75% Series may be redeemed by the Company, subject to certain restrictions, at $105.68 per share plus accrued dividends through February 15, 1997 and at per share amounts which decline annually to a price of $100 after February 15, 2007.

5)      Additional Paid-in Capital
                                                   1995       1994     1993
------------------------------------------------------------------------------
                                                     (Dollars in Thousands)


Balance at beginning of year                   $328,753   $329,922    $243,874
Excess of proceeds over stated values of:
  Common stock issued to trustee of
   employee investment plan                          --         --       2,234
  Common stock issued under the
   stock purchase and
   dividend reinvestment plan                        --        124      24,584
  Common stock sold to the public                    --         --      61,669
Par value over cost of reacquired
  preferred stock                                   210         68         612
Issue costs of common stock                          --         --      (3,035)
Issue costs of preferred stock                       --     (1,361)        (16)
------------------------------------------------------------------------------
Balance at end of year                         $328,963   $328,753    $329,922
==============================================================================

6)      Earnings Reinvested in the Business

Earnings reinvested in the business unrestricted as to payment of cash dividends on common stock approximated $252 million at December 31, 1995, under the provisions of the most restrictive covenants applicable to preferred stock and long-term debt contained in the Company's Articles of Incorporation and indentures. The adjustments made to the carrying value of costs associated with the terminated generating projects and Bonneville Exchange Power as a result of Statement No. 90 and the disallowance of certain terminated generating project costs by the Washington Commission do not impact the amount of earnings reinvested in the business for purposes of payment of dividends on common stock under the terms of the aforementioned Articles and indentures. (See Note 1.)

7)      Long-Term Debt

First Mortgage Bonds at December 31:
Series    Due       1995       1994        Series    Due        1995      1994
-------------------------------------------------------------------------------
             (Dollars in Thousands)                   (Dollars in Thousands)
8.25%    1995    $  --     $100,000         7.15%    2002   $  5,000  $  5,000
5.25%    1996     20,000     20,000         7.625%   2002     25,000    25,000
4.85%    1996     15,000     15,000         7.02%    2003     30,000    30,000
7.875%   1997    100,000    100,000         6.20%    2003      3,000     3,000
6.17%    1998     10,000     10,000         6.40%    2003     11,000    11,000
5.70%    1998      5,000      5,000         7.70%    2004     50,000    50,000
8.83%    1998     25,000     25,000         7.80%    2004     30,000    30,000
6.50%    1999     16,500     16,500         8.06%    2006     46,000    46,000
6.65%    1999     10,000     10,000         8.14%    2006     25,000    25,000
6.41%    1999     20,500     20,500         7.75%    2007    100,000   100,000
7.25%    1999     50,000     50,000         8.40%    2007     10,000    10,000
6.61%    2000     10,000     10,000         8.59%    2012      5,000     5,000
9.14%    2001     30,000     30,000         8.20%    2012     30,000    30,000
7.85%    2002     30,000     30,000         7.35%    2024     55,000    55,000
7.07%    2002     27,000     27,000         --
-------------------------------------------------------------------------------
Total First Mortgage Bonds                                  $794,000  $894,000
===============================================================================
Guaranteed Collateralized Bonds at December 31:
                                           Series    Due        1995      1994
------------------------------------- -----------------------------------------
                                                       (Dollars in Thousands)

                                            8.30%    1995    $    --   $ 8,000
                                            8.45%    1996    $ 8,000   $ 8,000
--------------------------------------------------------------------------------
Total Guaranteed Collateralized Bonds                        $ 8,000   $16,000
================================================================================

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

Pollution Control Bonds
-----------------------

The Company has outstanding three series of Pollution Control Bonds. Amounts outstanding were borrowed from the City of Forsyth, Montana ("the City"). The City obtained the funds from the sale of Customized Pollution Control Refunding Bonds issued to finance pollution control facilities at Colstrip Units 3 and 4.

                                    45
Each series of bonds are collateralized by a pledge of the Company's First Mortgage Bonds, the terms of which match those of the Pollution Control Bonds. No payment is due with respect to the related series of First Mortgage Bonds, so long as payment is made on the Pollution Control Bonds. Interest rates for the 1992 and 1993 series are 6.80% and 5.875%, respectively. The 1991 series consists of $27.5 million principal amount bearing interest at 7.05% and $23.4 million principal amount bearing interest at 7.25%.

Long-Term Debt Maturities
-------------------------

The principal amounts of long-term debt maturities for the next five years are as follows:

                            1996       1997       1998       1999      2000
----------------------------------------------------------------------------
                                     (Dollars in Thousands)

Maturities of
  long-term debt        $ 43,000   $100,000   $ 40,000   $ 97,000   $10,000


8)      Short-Term Debt

The Company has short-term borrowing arrangements which include a $100 million line of credit with five major banks, a $75 million line of credit with five banks and a $1.5 million line with another two banks. The agreements provide the Company with the ability to borrow at different interest rate options. For the $100 million and $75 million lines of credit, the options are: (1) the higher of the prime rate or the Federal Funds rate plus 1/2 of 1 percent or (2) the bank Certificate of Deposit rate plus .425 percent or (3) the Eurodollar rate plus .30 percent. These Credit Agreements require an availability fee of .10 percent per annum on the unused loan commitment. Borrowings on the $1.5 million credit line are at the prime rate and compensating balances of 2-1/2% are required.

In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements. The Company also uses commercial paper to fund its short-term borrowing requirements.

At December 31:                              1995         1994         1993
----------------------------------------------------------------------------
                                                      (Dollars in Thousands)
Short-term borrowings outstanding:
  Bank notes                             $ 44,000     $ 94,900     $ 79,300
  Commercial paper notes                 $123,049     $139,554     $ 70,006
  Weighted average interest rate             6.00%        6.24%        3.49%
Unused lines of credit (a)               $176,500     $176,500     $152,000
----------------------------------------------------------------------------
  (a) Provides liquidity support for outstanding commercial paper in the amount of $123.0 million, $139.6 million and $70.0 million for 1995, 1994 and 1993, respectively, effectively reducing the available borrowing capacity under these credit lines to $53.5 million, $36.9 million and $82.0 million, respectively.

9)      Estimated Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995 and 1994.

                                          1995                   1994
                                 ------------------     ------------------
                                 Carrying       Fair     Carrying       Fair
                                   Amount      Value       Amount      Value
                                 --------   --------     --------   --------
                                         (Dollars in Millions)
Financial Assets:
  Cash                           $   12.5   $   12.5     $    5.3   $    5.3

Financial Liabilities:
  Short-term debt                $  167.0   $  167.0     $  234.5   $  234.5
  Preferred stock subject to
    mandatory redemption         $   89.0   $   91.2     $   91.2   $   84.4
  Long-term debt                 $  963.4   $1,012.8     $1,071.3   $1,010.4


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

10)     Supplementary Income Statement Information

                                                   1995         1994         1993
---------------------------------------------------------------------------------
                                                    (Dollars in Thousands)
Taxes:
  Real estate and personal property            $ 32,208     $ 33,050     $ 29,354
  State business                                 43,541       42,241       40,102
  Municipal, occupational and other              27,280       25,132       23,064
  Payroll                                         8,638        9,514        9,664
  Other                                           3,512        4,194        3,462
---------------------------------------------------------------------------------
Total taxes                                    $115,179     $114,131     $105,646
---------------------------------------------------------------------------------

Charged to:
  Operating expense                            $109,533     $107,821     $100,598
  Other accounts, including
    construction work in progress                 5,646        6,310        5,048
---------------------------------------------------------------------------------
Total taxes                                    $115,179     $114,131     $105,646
=================================================================================

See "Consolidated Statements of Income" for maintenance and depreciation expense.

Other operation expenses in 1994 include charges totaling $20.9 million related to

                                    47
two early separation and retirement programs and associated facilities consolidations. Severance packages accepted by employees totaled $18.3 million, including retirement benefits and pension expenses of $6.9 million. Facility consolidation expenses were $2.6 million. (See Note 18)

Advertising, research and development expenses and amortization of intangibles are not significant. The Company pays no royalties.

11)     Leases

The Company treats all leases as operating leases for ratemaking purposes as required by the Washington Commission. Certain leases contain purchase options, renewal and escalation provisions. Capitalized leases are not material.

Rental and operating lease expenses for the years ended December 31, 1995, 1994 and 1993 were approximately $15,119,000, $13,874,000 and $14,016,000, respectively. At December 31, 1995, future minimum lease payments for noncancelable leases are $9,114,000 for 1996, $9,173,000 for 1997,
$9,118,000 for 1998, $9,130,000 for 1999, $8,488,000 for 2000 and in the
aggregate $26,601,000 thereafter.

12)     Federal Income Taxes
The details of federal income taxes ("FIT") are as follows:

                                                   1995        1994       1993
------------------------------------------------------------------------------
Charged to Operating Expense:                        (Dollars in Thousands)

Current                                         $72,020     $63,935    $56,908
Deferred - net                                   12,940      16,739     29,180
Deferred investment tax credits                    (415)       (415)    (2,118)
------------------------------------------------------------------------------
Total FIT charged to operations                 $84,545     $80,259    $83,970
==============================================================================
Charged to Miscellaneous Income:
Current                                         $(1,125)    $(1,253)   $(3,665)
Deferred - net                                     (476)      1,438      3,087
-------------------------------------------------------------------------------
Total FIT charged to miscellaneous income       $(1,601)    $   185    $  (578)
===============================================================================
Total FIT                                       $82,944     $80,444    $83,392
===============================================================================















                                 48
The following is a reconciliation of the difference between the amount of FIT computed by multiplying pre-tax book income by the statutory tax rate, and the amount of FIT in the Consolidated Statements of Income:

                                                   1995       1994      1993
-----------------------------------------------------------------------------
                                                    (Dollars in Thousands)
-----------------------------------------------------------------------------
FIT at the statutory rate                       $76,532    $70,177   $77,602
-----------------------------------------------------------------------------
Increase (Decrease):
  Depreciation expense deducted in the
    financial statements in excess of tax
    depreciation, net of depreciation
    treated as a temporary difference             5,370      4,717     4,698
  AFUDC included in income in the financial
    statements but excluded from taxable income  (2,319)    (2,525)   (2,563)
  Investment tax credit amortization               (415)      (415)   (2,118)
  Amortization of Pebble Springs and Skagit/
    Hanford projects, deducted for financial
    statements but not deducted for income tax
    purposes, net of amount treated as a
    temporary difference                             --        748     1,465
  Energy conservation expenditures - net            806      5,607     5,608
  Other                                           2,970      2,135    (1,300)
------------------------------------------------------------------------------
Total FIT                                       $82,944    $80,444   $83,392
==============================================================================
Effective tax rate                                37.9%      40.1%     37.6%
==============================================================================

The following are the principal components of FIT as reported:

                                                   1995       1994      1993
------------------------------------------------------------------------------
                                                     (Dollars in Thousands)
------------------------------------------------------------------------------
Current FIT                                      $70,895    $62,682    $53,243
===============================================================================
Deferred FIT - other:
  Conservation tax settlement                         (7)       341       (257)
  Periodic rate adjustment mechanism (PRAM)        1,384      9,287     14,959
  Deferred taxes related to insurance
    reserves                                        (938)      (938)     1,409
  Terminated generating projects                      --     (3,345)    (5,735)
  Reversal of Statement No. 90 present
    value adjustments                                688        926      1,477
  Residential Purchase and Sale
    Agreement - net                               (4,010)      (624)     4,136
  Normalized tax benefits of the
    accelerated cost recovery system              19,435     19,042     19,839
  Energy conservation program                     (1,969)    (2,253)    (2,938)
  Other                                           (2,119)    (4,259)      (623)
-------------------------------------------------------------------------------
Total deferred FIT - other                       $12,464    $18,177    $32,267
===============================================================================

Deferred investment tax credits -
  net of amortization                            $  (415)   $  (415)   $(2,118)
-------------------------------------------------------------------------------
Total FIT                                        $82,944    $80,444    $83,392
===============================================================================

Deferred tax amounts shown above result from temporary differences for tax and financial statement purposes. Deferred tax provisions are not recorded in the income statement on certain temporary differences between tax and financial statement purposes because they are not allowed for ratemaking purposes.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"). Statement No. 109 requires recording deferred tax balances, at the currently enacted tax rate, for all temporary differences between the book and tax bases of assets and liabilities, including temporary differences for which no deferred taxes had been previously provided because of use of flow-through tax accounting for rate-making purposes. Because of prior, and expected future ratemaking treatment for temporary differences for which flow-through tax accounting has been utilized, a regulatory asset for income taxes recoverable through future rates related to those differences has also been established. At December 31, 1995, the balance of this asset is $250 million. The effect on net income from adoption of Statement No. 109 was not significant nor is it expected to be in the future.










                                   50
The deferred tax liability at December 31, 1995 and 1994 is comprised of amounts related to the following types of temporary differences:

                                               1995           1994
                                             -------        -------
                                             (Dollars in Thousands)

     Utility plant                          $442,425      $446,177
     PRAM                                     40,181        38,795
     Energy conservation charges              32,441        35,836
     Contributions in aid of construction    (25,425)      (24,075)
     Bonneville Exchange Power                14,217        16,672
     Other                                    24,561        28,096
                                             -------       -------
       Total                                $528,400      $541,501
                                             =======       =======

The totals of $528 million and $542 million for 1995 and 1994 consist of deferred tax liabilities of $564 million and $576 million net of deferred tax assets of $36 million and $34 million, respectively.

13)     Retirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. Benefits are a function of both years of service and the average of the five highest consecutive years of basic earnings within the last ten years of employment. The Company funds pension cost using the "frozen entry-age" actuarial cost method.

Through September 30, 1993, in accordance with the methodology confirmed in the January 17, 1990 general rate order from the Washington Commission, the Company recognized pension costs for ratemaking and financial statement purposes using a formula based on a multi-year average of actual contributions to the plan. Effective October 1, 1993, because of a change in methodology made by the Washington Commission in its September 21, 1993 rate order, the Company's pension costs for financial statement purposes are determined in accordance with the provisions of Statement of Financial Accounting Standards No. 87, "Accounting for Pensions."






















                                 51
Net pension costs for 1995, 1994 and 1993, including $1,966,000 for 1995, $2,752,000 for 1994 and $1,440,000 for 1993 which were charged to construction and other asset accounts, were comprised of the following components:

                                                       1995       1994       1993
----------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
Service cost (benefits earned during
  the period)                                       $ 6,129    $ 7,244    $ 6,952
Interest cost on projected benefit
  obligation                                         15,656     14,895     14,676
Actual return on plan assets                        (53,810)     4,392    (21,786)
Net amortization and deferral                        35,335    (21,539)     5,121
----------------------------------------------------------------------------------
Net pension costs under FASB Statement No. 87         3,310      4,992      4,963
----------------------------------------------------------------------------------
Regulatory adjustment                                 1,263      1,263     (2,083)
----------------------------------------------------------------------------------
Net pension costs                                   $ 4,573    $ 6,255    $ 2,880
==================================================================================



Funded Status of Plan
At December 31:                                           1995         1994
----------------------------------------------------------------------------
                                                      (Dollars in Thousands)
Actuarial present value of benefit obligations:

  Vested                                             $(181,367)   $(154,950)
  Non-vested                                            (1,387)      (1,029)
----------------------------------------------------------------------------
  Accumulated benefit obligation                      (182,754)    (155,979)
Effect of future compensation levels                   (41,566)     (39,455)
----------------------------------------------------------------------------
    Total projected benefit obligation                (224,320)    (195,434)
Plan assets at market value                            254,844      205,655
----------------------------------------------------------------------------
Plan assets in excess of projected benefit
  obligation                                            30,524       10,221
Unrecognized net gain due to variance
  between assumptions and experience                   (34,584)     (19,453)
Prior service cost                                       9,606       10,295
Transition asset as of January 1, 1986,
  being amortized on a straight-line
  basis over 18 years                                   (3,354)      (3,774)
Regulatory adjustment, cumulative                        4,927        6,190
----------------------------------------------------------------------------
Prepaid pension cost recognized
  in long-term assets on balance sheet                $  7,119     $  3,479
============================================================================

Assumptions used for the above calculations are as follows: settlement (discount) rate for 1995 - 7.5%, 1994 - 8.25% and for 1993 - 7.5%; rate of annual compensation increase for 1995 - 5.0%, 1994 - 5.5% and for 1993 - 5.5%; and long-term rate of return on assets for 1995 - 9.0%, 1994 - 8.5%, and for 1993 - 8.5%.

Plan assets consist primarily of U.S. Government securities, corporate debt and equity securities.

Effective October 1, 1991, the Company's Board of Directors approved supplemental

                                   52
retirement plans for officer and director level employees. Expenses for this plan for 1995, 1994 and 1993 were $916,000, $1,043,000 and $651,000, respectively.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all of the Company's employees may become eligible for health care benefits and salaried employees become eligible for life insurance benefits upon reaching normal retirement age. These benefits are provided principally through an insurance company whose premiums are based on the benefits paid during the year.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("Statement No. 106") which requires the costs associated with postretirement benefits to be accrued over the period of employment. The Company is recognizing the impact of Statement No. 106 by amortizing its transition obligation of $24.9 million to expense over 20 years. The resulting 1995, 1994 and 1993 annual costs under Statement No. 106 were approximately $3.3 million, $3.6 million and $3.8 million, respectively.

In the rate order issued by the Washington Commission on September 21, 1993, the Washington Commission approved adoption of accrual accounting for postretirement benefits. For rate purposes, the difference between accrual and pay-as-you-go accounting will be phased in over five years. The Washington Commission's calculation of Statement No. 106 costs for rate purposes is lower than the Company's cost. In 1995, 1994 and 1993, the expenses recognized for postretirement benefits were $2.5 million, $2.4 million and $2.8 million respectively, including $.2 million, $.1 million and $.5 million, which were disallowed by the Washington Commission.

14)     Employee Investment Plan

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

The Company contributions to the plan were $3,103,000, $3,321,000 and $3,520,000 for the years 1995, 1994 and 1993, respectively. The shareholders have authorized the issuance of up to 2,000,000 shares of common stock under the plan, of which 959,142 were issued through December 31, 1995. The employee Investment Plan eligibility requirements are set forth in the plan documents.

15)     Commitments and Contingencies

Commitments

For the twelve months ended December 31, 1995, approximately 28% of the Company's energy output was obtained at an average cost of approximately
10.3 mills per KWH through long-term contracts with several of the Washington public utility districts ("PUDs") owning hydroelectric projects on the Columbia River.

The purchase of power from the Columbia River projects is generally on a "cost-of-service" basis under which the Company pays a proportionate share of the annual cost of each project in direct ratio to the amount of power allocated to it. Such payments are not contingent upon the projects being operable. These projects are

                                    53
financed through substantially level debt service payments, and their annual costs should not vary significantly over the term of the contracts unless additional financing is required to meet the costs of major maintenance, repairs or replacements or license requirements. The Company's share of the costs and the output of the projects is subject to reduction due to various withdrawal rights of the PUDs and others over the lives of the contracts.

As of December 31, 1995, the Company was entitled to purchase portions of the power output of the PUDs' projects as set forth in the following tabulation:

                                                       Company's Annual Amount
                                          Bonds       Purchasable (Approximate)
                                    Outstanding  ---------------------------------
                Contract   License   12/31/95(a)     % of     Kilowatt   Costs(b)
Project         Exp.Date  Exp.Date    (Millions)    Output    Capacity   (Millions)
----------------------------------------------------------------------------------
Rock Island
  Original units    2012      2029       $ 88.6      59.2 )
                                                            )  496,000    $ 43.6
  Additional units  2012      2029        323.2     100.0 )
Rocky Reach         2011      2006(c)     208.1      38.9      505,700      17.3
Wells               2018      2012(c)     189.5      33.6      282,240      10.4
Priest Rapids       2005      2005(c)     128.4       8.0       71,760       2.2
Wanapum             2009      2005(c)     183.0      10.8       98,280       2.7
----------------------------------------------------------------------------------
Total                                                        1,453,980    $ 76.2
==================================================================================

     (a) The contracts for purchases are generally coextensive with the term of the PUD bonds associated with the project. Under the terms of some financings, however, long-term bonds were sold to finance certain assets whose estimated useful lives extend beyond the expiration date of the power sales contracts. Of the total outstanding bonds sold for each project, the percentage of principal amount of bonds which mature beyond the contract expiration dates are: 69.4% at Rock Island; 31.6% at Rocky Reach; 65.7% at
Priest Rapids; and 40.8% at Wanapum.

      (b) The components of 1996 costs associated with the interest portion of debt service are: Rock Island, $24.5 million for all units; Rocky Reach, $4.9 million; Wells, $3.2 million; Priest Rapids, $1.1 million; and Wanapum,
$1.5 million.

     (c) The Company is unable to predict whether the licenses under the
Federal Power Act will be renewed to the current licensees or what effect the term of the licenses may have on the Company's contracts.
-----------------------------

The Company's estimated payments for power purchases from the Columbia River projects are $76 million for 1996, $76 million for 1997, $79 million for 1998, $81 million for 1999, $83 million for 2000 and in the aggregate $1.134 billion thereafter through 2018.

The Company also has numerous long-term firm purchased power contracts with other utilities and non-utility generators in the region. The Company is not obligated to make payments under these contracts unless power is delivered. The Company's estimated payments for firm power purchases from other utilities and non-utility generators, excluding the Columbia River projects, are $392 million for 1996, $394 million for 1997, $413 million for 1998, $437 million for 1999, $455 million for

                                     54
2000 and in the aggregate $5.015 billion thereafter through 2024. These contracts have varying terms and may include escalation and termination provisions.

Total purchased power contracts provided the Company with approximately 16.4 million, 16.0 million, and 13.5 million MWH of firm energy at a cost of approximately $478.7 million, $450.7 million and $353.5 million for the years 1995, 1994 and 1993, respectively.

The following table indicates the Company's percentage ownership and the extent of the Company's investment in jointly-owned generating plants in service at December 31, 1995:
                                                     Company's Share
                   Energy   Company's           Plant in       Accumulated
                   Source   Ownership        Service at cost   Depreciation
Project            (Fuel)   Share (%)          (Millions)       (Millions)

Centralia           Coal        7                $ 27.0          $ 16.6
Colstrip 1 & 2      Coal       50                 182.9            91.2
Colstrip 3 & 4      Coal       25                 448.1           142.6

Financing for a participant's ownership share in the projects is provided for by such participant. The Company's share of related operating and maintenance expenses is included in corresponding accounts in the Consolidated Statements of Income.

Certain purchase commitments have been made in connection with the Company's construction program.

Contingencies

In July 1995, the Company paid $500,000 as part of a negotiated agreement between bondholders of Washington Public Power Supply System ("WPPSS") Unit 5 project and the Company and other owners of WPPSS Unit 3. The agreement settled all outstanding claims by the bondholders against the owners of WPPSS Unit 3, including the Company.

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

On April 1, 1992, the Washington Commission issued an order regarding the treatment of costs incurred by the Company for certain sites under its environmental remediation program. The order authorizes the Company to accumulate and defer prudently incurred cleanup costs paid to third parties for recovery in rates established in future rate proceedings. The Company believes a significant portion of its past and future environmental remediation costs are recoverable from either insurance companies, third parties or under the Washington Commission's order.

The Company has expended approximately $14.3 million related to the remediation activities covered by the Washington Commission's order, of which approximately $4.6 million has been recovered from insurance carriers. At December 31, 1995, approximately $2.6 million has been accrued as a liability for future remediation costs for these and other remediation activities. At December 31, 1995, an asset of approximately $11.3 million has been recorded related to expected future

                                    55
recoveries.

Other contingencies, arising out of the normal course of the Company's business, exist at December 31, 1995. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

16)     Supplemental Quarterly Financial Data (Unaudited)

The following unaudited amounts, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods. Quarterly amounts vary during the year due to the seasonal nature of the utility business.


1995 Quarter Ended            March 31     June 30    Sept. 30     Dec. 31
--------------------------------------------------------------------------
                           (Dollars in thousands except per share amounts)

Operating revenues            $338,345    $261,592    $248,584    $330,809
Operating income              $ 70,359    $ 42,938    $ 37,001    $ 64,290
Other income                  $  1,682    $  2,587    $  2,258    $  1,149
Net income                    $ 48,746    $ 22,863    $ 19,019    $ 45,091
Earnings per common share     $   0.70    $   0.30    $   0.24    $   0.65
--------------------------------------------------------------------------
1994 Quarter Ended            March 31     June 30    Sept. 30     Dec. 31
--------------------------------------------------------------------------
                            (Dollars in thousands except per share amounts)

Operating revenues            $329,222    $263,612    $264,289    $336,935
Operating income              $ 63,892    $ 35,579    $ 33,104    $ 60,924
Other income                  $  3,881    $  3,341    $  3,279    $  2,318
Net income                    $ 46,527    $ 17,772    $ 14,927    $ 40,833
Earnings per common share     $   0.67    $   0.22    $   0.17    $   0.58
--------------------------------------------------------------------------


17)     Consolidated Statement of Cash Flows

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














                                  56
The following provides additional information concerning cash flow activities:

Year Ended December 31:                       1995        1994        1993
--------------------------------------------------------------------------
                                                    (Dollars in Thousands)
Changes in certain current
  assets and current liabilities:
    Accounts receivable                    $(16,498)   $(16,725)  $ (5,050)
    Unbilled revenues                         6,382       2,521    (14,410)
    Materials and supplies                    3,136       2,840      1,054
    Prepayments and Other                       908         (75)     5,809
    Accounts payable                         (7,756)      4,576     10,731
    Accrued expenses and Other               (3,736)        884     11,511
--------------------------------------------------------------------------
Net change in certain current assets
  and current liabilities                  $(17,564)   $ (5,979)  $  9,645
==========================================================================
Cash payments:
    Interest (net of capitalized interest) $ 90,015    $ 83,959   $ 80,646
    Income taxes                           $ 74,273    $ 63,477   $ 32,585
--------------------------------------------------------------------------

18)  Other

On October 18, 1995, the Company entered into an Agreement and Plan of Merger with Washington Energy Company ("WECO") and Washington Natural Gas Company ("WNG"), a wholly-owned subsidiary of WECO. The Merger has been unanimously approved by the Company's Board of Directors as well as the Board of Directors of WECO. Pursuant to the Agreement, WECO and WNG would be merged with and into Puget Power, after which the merged company would be renamed.

The Agreement calls for each share of WECO common stock to be exchanged for
0.86 share of the Company's common stock. Based on the capitalization of the Company and WECO on December 31, 1995, holders of the Company's and WECO's common stock would have held approximately 75% and 25% respectively, of the aggregate number of outstanding shares of the merged company's common stock had the merger been consummated at that date. In addition, the Agreement calls for the preferred stock of WNG to be converted into preferred shares of the merged company. The merger would be structured as a tax-free exchange of shares, and is expected to be accounted for as a pooling of interests.

The merger agreement is subject to the approval of the shareholders of the respective companies and by the Washington Commission which regulates the utility operations of each entity. Shareholder approval will be sought at shareholder meetings scheduled for March 20, 1996. The regulatory approval process is requested to be completed in the second half of 1996.

The Hart-Scott-Rodino Act ("HSR Act") and the rules and regulations thereunder provide that the Merger may not be consummated until certain information has been submitted to the Antitrust Division of the United States Department of Justice and the Federal Trade Commission and specified HSR Act waiting period requirements have been satisfied.

In connection with its application for approval of the merger with WECO, the Company filed with the Washington Commission, in February 1996, a proposed rate stability plan which, if adopted, would among other things, increase general electric rates by 1% annually through 2000 with no rate increase in 2001.


                                    57
Also in connection with the merger, the Company, on December 11, 1995, offered a voluntary early separation plan to approximately 890 employees. The plan, which offers a severance package based on years of service, was accepted by 204 employees on January 31, 1996. Under the terms of the plan, the Company has the right to retain the employees for up to 60 days after the merger is completed. If, for any reason, the merger plans are discontinued prior to the employee's separation date, the employee's participation in the plan will thereupon be considered terminated and no severance benefits will be paid. The costs of the plan will be recognized when the Company releases specific employees. Total additional costs of this voluntary separation plan are currently estimated to be $7 million.

Puget Sound Power & Light Company
Schedule II.  Valuation and Qualifying Accounts and Reserves
-----------------------------------------------------------------------------
                                           (Dollars in Thousands)
-----------------------------------------------------------------------------

     Column A                    Column B    Column C    Column D    Column E
-----------------------------------------------------------------------------
                                            Additions
                               Balance at  Charged to                 Balance
                                Beginning   Costs and                  at End
                                of Period    Expenses  Deductions   of Period

Year Ended December 31, 1995
----------------------------
Accounts deducted from assets
on balance sheet:
  Allowance for doubtful
    accounts receivable             $ 610     $ 4,527     $ 4,251       $ 886
=============================================================================

Year Ended December 31, 1994
----------------------------
Accounts deducted from assets
on balance sheet:
  Allowance for doubtful
    accounts receivable             $ 523     $ 3,537     $ 3,450       $ 610
=============================================================================

Year Ended December 31, 1993
----------------------------
Accounts deducted from assets
on balance sheet:
  Allowance for doubtful
    accounts receivable             $ 488     $ 2,799     $ 2,764       $ 523
-----------------------------------------------------------------------------
Reserves:
  Accumulated provision
    for self-insurance              $  87     $13,634(A)  $13,721(A)    $  --
=============================================================================

Note (A): Includes charges of $10.3 million in 1993 that were transferred to a deferred asset account.

                                 EXHIBIT INDEX

Certain of the following exhibits are filed herewith. Certain other of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

       2.1 Agreement and Plan of Merger dated as of October 18, 1995 among the Registrant, Washington Energy Company and Washington Natural Gas Company. (Exhibit 2.1 to Registration No. 333-617)

      2.2 Puget Sound Power & Light Company Stock Option Agreement dated as of October 18, 1995, between Puget Sound Power & Light Company and Washington Energy Company. (Exhibit 2.2 to Registration No. 333-617)

      2.3 Washington Energy Company Stock Option Agreement dated as of October 18, 1995, between Washington Energy Company and Puget Sound Power & Light Company. (Exhibit 2.3 to Registration No. 333-617)

       3-a   Restated Articles of Incorporation of the Company.  (Exhibit 1.2
to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393)

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

       4.2 Credit Agreement dated as of December 1, 1991, among the Company and various banks named therein, Seattle-First National Bank as Agent. (Exhibit (4)-d to Registration No. 33-45916)

       4.3 Credit Agreement dated as of December 1, 1991, among the Company and various banks named therein, Bank of New York as Agent. (Exhibit (4)-e to Registration No. 33-45916)

                                       60
       4.4 Final form of Indenture dated as of November 1, 1986, among Puget Energy, the Company, and The First National Bank of Boston, as Trustee. (Exhibit 4-a to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, Commission File No. 1-4393)

       4.5 Final form of Pledge Agreement dated November 1, 1986, between the Company and The First National Bank of Boston, as Trustee. (Exhibit 4-c to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, Commission File No. 1-4393)

       4.6 Rights Agreement, dated as of January 15, 1991, between the Company and The Chase Manhattan Bank, N.A., as Rights Agent. (Exhibit 2.1 to Registration Statement on Form 8-A filed on January 17, 1991, Commission File No. 1-4393)

       4.7 Amendment No. 1 dated as of August 30, 1991, to the Rights Agreement dated as of January 15, 1991, between the Registrant and the Bank of New York (as successor to The Chase Manhatten Bank, N.A.), as Rights Agent. (Exhibit 2.1 to Registration Statement on Form 8 filed on August 30,
1991)

       4.8 Amendment No. 2 dated as of October 18, 1995, to the Rights Agreement dated as of January 15, 1991, between the Registrant and The Bank of New York (as successor to The Chase Manhatten Bank, N.A.), as Rights Agent. (Exhibit 1 to Registration Statement on Form 8-A/A filed on October 27, 1995)

       4.9 Pledge Agreement dated August 1, 1991, between the Company and The First National Bank of Chicago, as Trustee. (Exhibit (4)-j to Registration No. 33-45916)

       4.10 Loan Agreement dated August 1, 1991, between the City of Forsyth, Rosebud County, Montana and the Company. (Exhibit (4)-k to Registration No. 33-45916)

       4.11 Statement of Relative Rights and Preferences for the Adjustable Rate Cumulative Preferred Stock, Series B ($25 Par Value). (Exhibit 1.1 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393)

       4.12 Statement of Relative Rights and Preferences for the Series A Flexible Dutch Auction Rate Transferable Securities $100 Par Value Preferred Stock. (Exhibit 1.3 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393)

       4.13 Statement of Relative Rights and Preferences for the Series B Flexible Dutch Auction Rate Transferable Securities $100 Par Value Preferred Stock. (Exhibit 1.4 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393)

       4.14 Statement of Relative rights and Preferences for the Preference Stock, Series R, $50 Par Value. (Exhibit 1.5 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393)


                                       61
       4.15 Statement of Relative Rights and Preferences for the 7 3/4% Series Preferred Stock Cumulative, $100 Par Value. (Exhibit 1.6 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393)

       4.16 Statement of Relative Rights and Preferences for the 7 7/8% Series Preferred Stock Cumulative, $25 Par Value. (Exhibit 1.7 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393)

       4.17 Pledge Agreement, dated as of March 1, 1992, by and between the Company and and Chemical Bank relating to a series of first mortgage bonds. (Exhibit 4.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-4393)

       4.18 Pledge Agreement, dated as of April 1, 1993, by and between the Company and The First National Bank of Chicago, relating to a series of first mortgage bonds. (Exhibit 4.16 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-4393)

      10.1 Assignment and Agreement, dated as of August 13, 1964, between Public Utility District No. 1 of Chelan County, Washington and the Company, relating to the Rock Island Project. (Exhibit 13-b to Registration No. 2-24262)

      10.2 First Amendment, dated as of October 4, 1961, to Power Sales Contract between Public Utility District No. 1 of Chelan County,
Washington and the Company, relating to the Rocky Reach Project.
(Exhibit 13-d to Registration No. 2-24252)

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

      10.7   First Amendment, executed as of February 9, 1965, to
Reserved Share Power Sales Contract between Public Utility District No. 1 of Douglas County, Washington and the Company, relating to the Wells Development. (Exhibit 13-r to Registration No. 2-24252)

                                       62
      10.8 Assignment and Agreement, dated as of August 13, 1964, between Public Utility District No. 1 of Douglas County, Washington and the Company, relating to the Wells Development. (Exhibit 13-u to Registration No. 2-24252)

      10.9 Pacific Northwest Coordination Agreement, executed as of September 15, 1964, among the United States of America, the Company and most of the other major electrical utilities in the Pacific Northwest. (Exhibit 13-gg to Registration No. 2-24252)

      10.10 Contract dated November 14, 1957, between Public Utility District No. 1 of Chelan County, Washington and the Company, relating to the Rocky Reach Project. (Exhibit 4-1-a to Registration No. 2-13979)

      10.11 Power Sales Contract, dated as of November 14, 1957, between Public Utility District No. 1 of Chelan County, Washington and the Company, relating to the Rocky Reach Project. (Exhibit 4-c-1 to
Registration No. 2-13979)


      10.12 Power Sales Contract, dated May 21, 1956, between Public Utility District No. 2 of Grant County, Washington and the Company, relating to the Priest Rapids Project. (Exhibit 4-d to Registration No. 2-13347)

      10.13 First Amendment to Power Sales Contract dated as of August 5, 1958, between the Company and Public Utility District No. 2 of Grant County, Washington, relating to the Priest Rapids Development. (Exhibit 13-h to Registration No. 2-15618)

      10.14 Power Sales Contract dated June 22, 1959, between Public Utility District No. 2 of Grant County, Washington and the Company, relating to the Wanapum Development. (Exhibit 13-j to Registration No. 2-15618)

      10.15 Reserve Share Power Sales Contract dated June 22, 1959, between Public Utility District No. 2 of Grant County, Washington and the Company, relating to the Priest Rapids Project. (Exhibit 13-k to Registration No. 2-15618)

      10.16 Agreement to Amend Power Sales Contracts dated July 30, 1963, between Public Utility District No. 2 of Grant County, Washington and the Company, relating to the Wanapum Development. (Exhibit 13-1 to Registration No. 2-21824)

      10.17 Power Sales Contract executed as of September 18, 1963, between Public Utility District No. 1 of Douglas County, Washington and the Company, relating to the Wells Development. (Exhibit 13-r to Registration No. 2-21824)

      10.18 Reserved Share Power Sales Contract executed as of September 18, 1963, between Public Utility District No. 1 of Douglas County, Washington and the Company, relating to the Wells Development. (Exhibit 13-s to Registration No. 2-21824)

      10.19 Exchange Agreement dated April 12, 1963, between the United States of America, Department of the Interior, acting through the Bonneville Power Administrator and Washington Public Power Supply System and the Company, relating to the Hanford Project. (Exhibit 13-u to Registration 2-21824)

      10.20 Replacement Power Sales Contract dated April 12, 1963, between the United States of America, Department of the Interior, acting through the Bonneville Power Administrator and the Company, relating to the Hanford Project. (Exhibit 13-v to Registration No. 2-21824)

      10.21 Contract covering undivided interest in ownership and operation of Centralia Thermal Plant, dated May 15, 1969. (Exhibit 5-b to
Registration No. 2-3765)

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

      10.77 Agreement for Verification of Transfer, Assignment and Assumption, dated as of September 15, 1989, between San Juan Energy Company, March Point Cogeneration Company and the Company. (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393)


                                      69
      10.78 Power Sales Agreement between The Montana Power Company and the Company, dated as of October 1, 1989. (Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-
4393)
      10.79 Conservation Power Sales Agreement dated as of December 11, 1989, between Public Utility District No. 1 of Snohomish County and the Company. (Exhibit (10)-87 to Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-4393)

      10.80 Memorandum of Understanding dated as of January 24, 1990, between the Bonneville Power Administrator and The Washington Public Power Supply System, Portland General Electric Company, Pacific Power & Light Company, The Montana Power Company, and the Company. (Exhibit (10)-88 to Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-4393)

      10.81 Amendment No. 1 to Agreement for the Assignment of Power from the Centralia Thermal Project dated as of January 1, 1990, between Public Utility District No. 1 of Grays Harbor County, Washington, and the Company. (Exhibit (10)-89 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

      10.82 Preliminary Materials and Equipment Acquisition Agreement dated as of February 9, 1990, between Northwest Pipeline Corporation and the Company. (Exhibit (10)-90 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

      10.83 Amendment No. 1 to the Colstrip Project Transmission Agreement dated as of February 14, 1990, among the Montana Power Company, The Washington Water Power Company, Portland General Electric Company, PacifiCorp and the Company. (Exhibit (10)-91 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

      10.84 Settlement Agreement dated as of February 27, 1990, among United States of America Department of Energy acting by and through the Bonneville Power Administrator, the Washington Public Power Supply System, and the

Company. (Exhibit (10)-92 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

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


                                   70

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

      10.92 Letter Agreement dated April 25, 1991, between Sumas Energy, Inc., and the Company, to amend the Agreement for Firm Power Purchase dated as of February 24, 1989. (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393)

      10.93 Amendment dated June 7, 1991, to Letter Agreement dated April 25, 1991, between Sumas Energy, Inc., and the Company. (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393)

      10.94 Amendatory Agreement No. 3, dated August 1, 1991, to the Pacific Northwest Coordination Agreement, executed September 15, 1964, among the United States of America, the Company and most of the other major electrical utilities in the Pacific Northwest. (Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393)

      10.95 Amendment dated July 11, 1991, to the Agreement for Firm Power Purchase dated September 26, 1990, between Encogen Northwest, L.P., a Delaware limited partnership and the Company. (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-4393)



                                       71
      10.96 Agreement between the 40 parties to the Western Systems Power Pool (the Company being one party) dated July 27, 1991. (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-4393)

      10.97 Memorandum of Understanding between the Company and the Bonneville Po wer Administration dated September 18, 1991. (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-4393)

      10.98 Amendment of Seasonal Exchange Agreement, dated December 4, 1991, between Pacific Gas and Electric Company and the Company. (Exhibit
(10)-107 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393)

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

     10.103 Centralia Fuel Supply Agreement, dated as of January 1, 1991, between Pacificorp Electric Operations and the Company and other Owners of the Centralia Steam-Electric Power Plant. (Exhibit (10)-113 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393)

     10.104 Agreement for Firm Power Purchase dated August 10, 1992, between Pyrowaste Corporation, Puget Sound Pyroenergy Corporation and the Company. (Exhibit (10)-114 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.105 Memorandum of Termination dated August 31, 1992, between Encogen Northwest, L.P. and the Company. (Exhibit (10)-115 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.106 Agreement Regarding Security dated August 31, 1992, between Encogen Northwest, L.P. and the Company. (Exhibit (10)-116 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

                                       72
     10.107 Consent and Agreement dated December 15, 1992, between the Company, Encogen Northwest, L.P. and The First National Bank of Chicago, as collateral agent. (Exhibit (10)-117 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

      10.108 Subordination Agreement dated December 17, 1992, between the Company, Encogen Northwest, L.P., Rolls-Royce & Partners Finance Limited and The First National Bank of Chicago. (Exhibit (10)-118 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-
4393)

     10.109 Letter Agreement dated December 18, 1992, between Encogen Northwest, L.P. and the Company regarding arrangements for the application of insurance proceeds. (Exhibit (10)-119 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.110 Guaranty of Ensearch Corporation in favor of the Company dated December 15, 1992. (Exhibit (10)-120 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.111 Letter Agreement dated October 12, 1992, between Tenaska Washington Partners, L.P. and the Company regarding clarification of issues under the Agreement for Firm Power Purchase. (Exhibit (10)-121 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.112 Consent and Agreement dated October 12, 1992, between the Company, and The Chase Manhattan Bank, N.A., as agent. (Exhibit (10)-122 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.113 Settlement Agreement dated December 29, 1992, between the Company and the Bonneville Power Administration (BPA) providing for power purchase by BPA. (Exhibit (10)-123 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.114 Contract with W. S. Weaver, Executive Vice President & Chief Financial Officer, dated April 24, 1991. (Exhibit 10.114 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-
4393)

     10.115 General Transmission Agreement dated as of December 1, 1994, between the Bonneville Power Administration and the Company (BPA Contract No. DE-MS79-94BP93947) (Exhibit 10.115 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-4393)

     10.116 PNW AC Intertie Capacity Ownership Agreement dated as of October 11, 1994 between the Bonneville Power Administration and the Company (BPA Contract No. DE-MS79-94BP94521) (Exhibit 10.116 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-4393)

    *12-a    Statement setting forth computation of ratios of earnings to fixed charges (1991 through 1995).


                                     73

    *12-b    Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1991 through 1995).

     *21     List of subsidiaries.

     *23     Consent of accountants.

     *27     Financial Data Schedule

_________________________________
*Filed herewith.