Form 10-Q
period 1996-03-31
PUGET SOUND POWER & LIGHT CO /WA/
filed 1996-05-15
CIK 81100

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q


         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996

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

                        Yes /X/        No / /

The number of shares of registrant's common stock outstanding at March 31, 1996 was 63,640,861.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
                      Puget Sound Power & Light Company
                      CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months Ended March 31
                                                      1996         1995
                                                   -------      -------
                                                      (Unaudited)
                                               (Thousands except shares
                                                 and per share amounts)

OPERATING REVENUES                                $331,009     $338,345
                                                   -------      -------
OPERATING EXPENSES:
 Operation:
  Purchased and interchanged power                 115,626      111,847
  Fuel                                               8,042        6,390
  Other                                             39,638       46,227
 Maintenance                                        12,677       13,293
 Depreciation and amortization                      27,478       27,024
 Taxes other than federal income taxes              31,827       30,691
 Federal income taxes                               31,033       32,514
                                                   -------      -------
    Total operating expenses                       266,321      267,986
                                                   -------      -------
OPERATING INCOME                                    64,688       70,359
                                                   -------      -------
OTHER INCOME:
 Allowance for funds used during construction -
  equity portion                                        --           --
 Miscellaneous - net of taxes                        1,119        1,682
                                                   -------      -------
    Total other income                               1,119        1,682
                                                   -------      -------
INCOME BEFORE INTEREST CHARGES                      65,807       72,041
                                                   -------      -------
INTEREST CHARGES
 Interest and amortization on long-term debt        18,415       21,077
 Allowance for funds used during
  construction - debt portion                       (1,303)      (1,160)
 Other                                               2,276        3,378
                                                   -------      -------
    Total interest charges                          19,388       23,295
                                                   -------      -------
NET INCOME                                          46,419       48,746
                                                   -------      -------
DEDUCT:
 Preferred stock dividend accrual                    3,743        3,962
                                                   -------      -------
INCOME FOR COMMON STOCK                           $ 42,676     $ 44,784
                                                   =======      =======
COMMON SHARES OUTSTANDING -
 WEIGHTED AVERAGE                               63,640,861   63,640,861
EARNINGS PER COMMON SHARE (Note a)                   $0.67        $0.70
DIVIDENDS PAID PER COMMON SHARE                      $0.46        $0.46

The accompanying notes are an integral part of the financial statements.

                      Puget Sound Power & Light Company
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                  March 31  December 31
                                                      1996         1995
                                                 ---------    ---------
                                                (Unaudited)
                                                 (Thousands of Dollars)
UTILITY PLANT:
 Electric Plant, at original cost
  (including construction work in
  progress of $109,687,000 and
  $105,617,000, respectively)                   $3,421,470   $3,400,723
 Less: Accumulated depreciation                  1,139,659    1,118,678
                                                 ---------    ---------
    Net utility plant                            2,281,811    2,282,045
                                                 ---------    ---------

OTHER PROPERTY AND INVESTMENTS:
 Investment in Bonneville Exchange Power
  Contract                                          92,412       94,241
 Investments in and advances to subsidiaries        95,943       95,459
 Energy conservation loans to customers                680          783
 Other investments, at cost                         12,265       11,328
                                                 ---------    ---------
    Total other property and investments           201,300      201,811
                                                 ---------    ---------

CURRENT ASSETS:
 Cash                                                3,902       12,498
 Accounts receivable                               142,203      124,086
 Estimated unbilled revenue                         60,263       80,363
 PRAM accrued revenues                              45,647       59,123
 Materials and supplies, at average cost            45,062       46,407
 Prepayments and Other                               4,021        4,352
                                                 ---------    ---------
    Total current assets                           301,098      326,829
                                                 ---------    ---------

LONG-TERM ASSETS:
 Regulatory asset for deferred income taxes        246,015      249,731
 PRAM accrued revenues (net of current portion)     44,211       55,673
 Unamortized debt expense                            9,960       10,264
 Unamortized energy conservation charges (Note b)   39,010       37,889
 Other                                             115,826      104,753
                                                 ---------    ---------
    Total long-term assets                         455,022      458,310
                                                 ---------    ---------
    TOTAL ASSETS                                $3,239,231   $3,268,995
                                                 =========    =========

The accompanying notes are an integral part of the financial statements.

                      Puget Sound Power & Light Company
                         CONSOLIDATED BALANCE SHEETS

                        CAPITALIZATION AND LIABILITIES

                                                  March 31  December 31
                                                      1996         1995
                                                 ---------    ---------
                                                (Unaudited)
                                                 (Thousands of Dollars)
CAPITALIZATION:
 Common shareholders' investment:
  Common stock, $10 stated value,
   80,000,000 shares authorized,
   63,640,861 shares outstanding                $  636,409   $  636,409
  Additional paid-in capital                       328,963      328,963
  Earnings reinvested in the business              223,892      210,532
                                                 ---------    ---------
    Total common equity                          1,189,264    1,175,904

 Preferred stock not subject to
  mandatory redemption                             125,000      125,000
 Preferred stock subject to
  mandatory redemption                              87,839       89,039
 Long-term debt                                    920,476      920,439
                                                 ---------    ---------
    Total capitalization                         2,322,579    2,310,382
                                                 ---------    ---------
CURRENT LIABILITIES
 Accounts payable                                   41,886       50,269
 Short-term debt                                   133,740      167,049
 Current maturities of long-term debt                8,000       43,000
 Accrued expenses:
  Taxes                                             76,450       36,321
  Salaries and wages                                21,643       22,011
  Interest                                          23,152       22,921
 Other                                              29,785       27,356
                                                 ---------    ---------
    Total current liabilities                      334,656      368,927
                                                 ---------    ---------
DEFERRED INCOME TAXES:
 Deferred income taxes                             523,973      528,400
 Investment tax credits                                207          311
                                                 ---------    ---------
    Total deferred income taxes                    524,180      528,711
                                                 ---------    ---------
OTHER DEFERRED CREDITS:
 Customer advances for construction                 19,559       19,972
 Other                                              38,257       41,003
                                                 ---------    ---------
    Total other deferred credits                    57,816       60,975
                                                 ---------    ---------
TOTAL CAPITALIZATION AND LIABILITIES            $3,239,231   $3,268,995
                                                 =========    =========

The accompanying notes are an integral part of the financial statements.

                      Puget Sound Power & Light Company
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three Months Ended March 31
                                                          1996         1995
                                                       -------      -------
                                                          (Unaudited)
                                                     (Thousands of Dollars)
OPERATING ACTIVITIES:
- --------------------
Net income                                            $ 46,419     $ 48,746
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                         27,478       27,024
  Deferred income taxes and tax credits - net             (815)       6,744
  PRAM accrued revenues                                 24,938        1,325
  Other                                                 (8,967)      (1,270)
  Change in certain current assets
   and liabilities (Note c)                             37,696       27,968
- ---------------------------------------------------------------------------
    Net Cash Provided by Operating Activities          126,749      110,537
- ---------------------------------------------------------------------------

INVESTING ACTIVITIES:
- --------------------
Construction expenditures - excluding equity AFUDC     (28,628)     (25,948)
Additions to energy conservation program                (1,828)      (3,171)
Decrease in energy conservation loans                      103          148
Other (including advances to subsidiaries)              (2,418)      (1,379)
- ---------------------------------------------------------------------------
    Net Cash Used by Investing Activities              (32,771)     (30,350)
- ---------------------------------------------------------------------------

FINANCING ACTIVITIES:
- --------------------
Decrease in short-term debt                            (33,309)     (45,294)
Dividends paid                                         (33,059)     (33,264)
Redemption of bonds and notes                          (35,000)          (2)
Redemption of preferred stock                           (1,200)      (1,992)
Issue costs of bonds and stock                              (6)        (197)
- ---------------------------------------------------------------------------
    Net Cash Used by  Financing Activities            (102,574)     (80,749)
- ---------------------------------------------------------------------------
Decrease in Cash                                        (8,596)        (562)
Cash at Beginning of Period                             12,498        5,284
- ---------------------------------------------------------------------------
Cash at End of Period                                 $  3,902     $  4,722
===========================================================================

The accompanying notes are an integral part of the financial statements.

                   NOTES TO FINANCIAL STATEMENTS

 NOTES TO FINANCIAL STATEMENTS

(a)  Earnings Per Common Share

Earnings per common share for the three months ended March 31, 1996 and 1995 have been computed by dividing income for common stock by the weighted average number of common shares outstanding.

(b)  Unamortized Energy Conservation Costs

The Company's energy conservation expenditures are accumulated, included in rate base and amortized over a ten-year period at the direction of the Washington Utilities and Transportation Commission (the "Washington Commission"). In June 1995, the Company sold approximately $202.5 million of its investment in customer-owned energy conservation measures to a grantor trust which, in turn, issued securities backed by a Washington state statute enacted in 1994. The securities were issued by the trust in June 1995, and carry a coupon rate of 6.45 percent. The Company recognized no gain or loss on the sale. The Company's total remaining unamortized conservation balance at March 31, 1996 was $39.0 million.

(c)  Consolidated Statements of Cash Flows

The following provides additional information concerning cash flow activities:

Three Months Ended March 31
                                                          1996         1995
- ---------------------------------------------------------------------------
                                                             (Thousands)
Changes in current assets and current liabilities:
 Accounts receivable                                  $(18,117)    $(13,841)
 Unbilled revenues                                      20,100       22,743
 Materials and supplies                                  1,345         (884)
 Prepayments and Other                                     331          329
 Accounts payable                                       (8,383)      (9,161)
 Accrued expenses and Other                             42,420       28,782
- ---------------------------------------------------------------------------
Net change in current assets and current liabilities   $37,696     $ 27,968
===========================================================================
Cash payments:
 Interest (net of capitalized interest):              $ 19,644     $ 24,774
 Income taxes                                         $  1,000     $  4,700
- ---------------------------------------------------------------------------

(d)  Other

On September 22, 1995, the Washington Commission issued a rate order relating to the Company's fifth annual rate adjustment under the PRAM. The Company had requested a $62.8 million revenue increase and the Commission allowed $58.8 million. The decrease included $3.3 million related to resource cost projections that are subject to true-up during the PRAM period and a flow-through to customers of $0.7 million related to tax benefits on the Company's conservation expenditures. In addition to approval of the rate adjustment, the Commission also agreed, pursuant to a negotiated settlement, to discontinue the PRAM on September 30, 1996, the end of the current PRAM period. Under the terms of the settlement agreement, PRAM accrued revenues outstanding at that time will be recovered in rates over a period not to exceed two years. With the discontinuance of the PRAM, the annual regulatory adjustments for variations in weather and hydro conditions provided for in the PRAM will also be discontinued.

On March 20, 1996, shareholders of the Company and Washington Energy Company ("WECo"), voting as separate groups, gave their approval to an Agreement and Plan of Merger between the two companies. The merger, which would merge WECo and Washington Natural Gas Company ("WNG"), a wholly-owned subsidiary of WECo, with and into Puget Power, had been unanimously approved by the Company's Board of Directors as well as the Boards of Directors of WECo and WNG in October 1995. The name of the merged company, Puget Sound Energy, was also announced at the March 20 meetings. Before the merger becomes final, however, it must also be approved by the Washington Commission, which regulates the utility operations of each entity. The regulatory approval process is expected to be completed at the end of 1996.

The Agreement calls for each share of WECo common stock to be exchanged for
0.86 share of the Company's common stock. Based on the capitalization of the Company and WECo on March 31, 1996, holders of the Company's and WECo's common stock would have held approximately 75% and 25% respectively, of the aggregate number of outstanding shares of the merged company's common stock had the merger been consummated at that date. In addition, the Agreement calls for the preferred stock of WNG to be converted into preferred shares of the merged company. The merger is structured as a tax-free exchange of shares, and is expected to be accounted for as a pooling of interests.

The Hart-Scott-Rodino Antitrust Improvement Act of 1978("HSR Act") and the rules and regulations thereunder provide that the merger may not be consummated until certain information has been submitted to the Antitrust Division of the United States Department of Justice and the Federal Trade Commission and specified HSR Act waiting period requirements have been satisfied.

In connection with its application for approval of the merger with WECo, the Company filed with the Washington Commission, in February 1996, a proposed rate stability plan which, if adopted, would among other things, increase general electric rates by 1% annually from 1997 through 2000.

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

As of March 31, 1996, the Company has accumulated and deferred costs associated with the merger of approximately $3.7 million.

The financial statements contained in this Form 10-Q are unaudited; however, in the opinion of the Company, they include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods shown.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1996, was $46.4 million on operating revenues of $331.0 million, compared with net income of $48.7 million on operating revenues of $338.3 million for the same period in 1995. Income for common stock was $42.7 million for the first quarter of 1996 compared to $44.8 million for the first quarter of 1995. Earnings per share were $0.67 for the first quarter of 1996 compared to $0.70 for the first quarter of 1995 based on 63.6 million weighted average common shares outstanding for both periods.

Total kilowatt-hour sales were 6.7 billion, including 1.0 billion in sales to other utilities, for the first quarter of 1996, compared to 6.3 billion, including 0.9 billion in sales to other utilities, for the first quarter of 1995.

The Company's operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers do occur from season to season and from month to month within a season, primarily as a result of weather conditions. The Company normally experiences its highest energy sales in the first and fourth quarters of the year. Sales to other utilities also vary by quarter and year depending principally upon water conditions for the generation of hydroelectric power, customer usage and the energy requirements of other utilities. With the implementation of the PRAM in October 1991, earnings have not been significantly influenced, up or down, by sales of surplus electricity to other utilities or by weather or hydro conditions. The PRAM, however, will end effective September 30, 1996 under a stipulated negotiated settlement approved by the Washington Commission. Under terms of the settlement, PRAM accrued revenues at that time would be recovered in rates over a period not to exceed two years.

Preferred stock dividends decreased $0.2 million for the three month period ending March 31, 1996 compared to the same period in 1995. The decrease was due to a lower average dividend rate on the $50 million, Adjustable Rate Cumulative Preferred Stock, Series B ($25 par value).

                           Comparative Periods Ending
                        March 31, 1996 vs. March 31, 1995
                              Increase (Decrease)

                                                      Three Month Periods
                                                      -------------------
                                                         (In Millions)

Operating revenue changes
  PRAM surcharge billed                                      $17.6
  Accrual of revenue under the PRAM - Net                    (23.6)
  BPA Residential Purchase & Sale Agreement                   (6.0)
  Sales to other utilities                                    (3.5)
  Revenue sold to Conservation Trust                         (10.2)
  Load and other changes                                      18.4
                                                              -----
    Total operating revenue change                            (7.3)

Operating expense changes
  Purchased & interchanged power                               3.8
  Fuel                                                         1.7
  Other operation expenses                                    (6.6)
  Maintenance                                                 (0.6)
  Depreciation and amortization                                0.4
  Taxes other than federal income taxes                        1.1
  Federal income taxes                                        (1.5)
                                                              -----
    Total operating expense change                            (1.7)

Allowance for funds used during
  construction (AFUDC)                                         0.1

Other income                                                  (0.6)

Interest charges excluding AFUDC                              (3.8)
                                                              -----

  NET INCOME CHANGE                                          $(2.3)
                                                              =====

The following is additional information pertaining to the changes outlined in the above table.

  Operating Revenues

  Revenues since October 1, 1995 increased as a result of rates authorized by the Washington Commission in its fifth PRAM order issued on September 22, 1995. (See discussion of the Periodic Rate Adjustment Mechanism in "Other.")

  Revenues in 1996 and 1995 were reduced because of the credit that the Company received through the Residential Purchase and Sale Agreement with the Bonneville Power Administration ("BPA"). The agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. A corresponding reduction is included in purchased and interchanged power expenses.

  Revenues in 1996 were reduced by $10.2 million as a result of the Company's sale of revenues, in June 1995, associated with $202.5 million of its investment in conservation assets to a grantor trust. The revenue decrease represents the portion of rate revenues that were sold and forwarded to the trust. The impact of this revenue decrease, however, was offset by related reductions in other operation and interest expenses.

  Revenues from kilowatt-hour sales, excluding PRAM, were higher in the first quarter of 1996 as compared to the same period in 1995 due to colder winter weather and continued growth in the number of customers.

  Operating Expenses

  Purchased and interchanged power expenses increased $3.8 million for the first quarter of 1996 compared to the same period in 1995. Higher levels of purchased power, which contributed an increase of $10.5 million, were due primarily to increased power purchases from both firm and secondary sources. These higher costs were partially offset by increased credits of $5.8 million associated with the Residential Purchase and Sale Agreement with BPA. (See discussion of Residential Purchase and Sale Agreement in "Operating Revenues.")

  Fuel expense increased $1.7 million for the three month comparative period due in part to a credit in 1995 of $4.6 million resulting from an Arbitration Panels' decision of a dispute involving the coal supply agreement at the Company's fifty percent-owned Colstrip 1 and 2 plants. This increase was partially offset by a decrease of $2.9 million in fuel expense at the Company's Colstrip 3 and 4 plants.

  Other operation expenses decreased $6.6 million in the first quarter of 1996 compared to the same period in 1995. The decrease was due to a $7.5 million decrease in amortization expense associated with the Company's conservation program. In June 1995 the Company sold, to a grantor trust, approximately $202.5 million of its investment in customer-owned energy conservation measures. This decrease was partially offset by an $0.8 million increase in transmission and distribution expenses.

  Maintenance expense decreased $0.6 million in 1996 due primarily to higher distribution maintenance expenses in 1995 resulting from winter storm damage to Company facilities.

  Depreciation and amortization expense increased $0.4 million for the first quarter of 1996 from the same period in 1995 due to the effects of new plant placed into service during the past year.

  Taxes other than federal income taxes increased $1.1 million for the three month comparative period due primarily to higher Washington state property tax and municipal tax payments.

  Federal income taxes on operations decreased $1.5 million for the first quarter of 1996 from the same period in 1995 due to lower pre-tax operating income.

  AFUDC

  AFUDC, which does not represent current cash income, is normally included partially in other income and partially as an offset to interest expense.


  Other income

  Other income decreased $0.6 million in the first quarter of 1996 from the same period in 1995. The decrease was due in part to decreased earnings of subsidiaries and a reduction in Allowance for Funds Used to Conserve Energy ("AFUCE") resulting from lower energy conservation expenditures.

  Interest charges

  Interest charges, which consist of interest and amortization on long-term debt and other interest, decreased $3.8 million for the first quarter of 1996 compared to the same period in 1995.

  Interest and amortization on long-term debt alone decreased $2.7 million for the first quarter of 1996. This decrease includes reduced interest of $2.5 million resulting from the retirement, over the previous eight months, of four issues of First Mortgage Bonds totaling $143 million.

  Other interest expense decreased $1.1 million for the first quarter of 1996 compared to the same period last year due to lower levels of outstanding short-term debt and lower short-term interest rates.

  Construction expenditures (excluding AFUDC and AFUCE) for the first quarter of 1996 were $28.9 million, including $1.5 million of energy conservation expenditures, compared to $27.4 million, including $2.6 million of energy conservation expenditures, for the first quarter of 1995. Construction expenditures (excluding AFUDC and AFUCE) for the twelve months ended March 31, 1996 were $129.5 million, including $12.0 million of energy conservation expenditures. Construction expenditures (excluding AFUDC and AFUCE) for the twelve months ended March 31, 1995 were $224.5 million, including $24.1 million of energy conservation expenditures. Construction expenditures (excluding AFUDC and AFUCE) for 1996 and 1997 are expected to be $134 million and $144 million, respectively.

  Cash provided by operations (net of dividends, AFUDC and AFUCE) as a percentage of construction expenditures (excluding AFUDC and AFUCE) were 319.5% and 276.1% for the first quarters of 1996 and 1995, respectively. Cash provided by operations (net of dividends, AFUDC and AFUCE) as a percentage of construction expenditures (excluding AFUDC and AFUCE) were 100.1% and 55.9% for the twelve months ended March 31, 1996 and 1995, respectively. The Company expects cash from operations (net of dividends, AFUDC and AFUCE) in 1996 and 1997 will, on average, be approximately 114% of average estimated construction expenditures (excluding AFUDC and AFUCE) during the same period. Construction expenditure estimates are subject to periodic review and adjustment.

  On March 31, 1996, the Company had available $176.5 million in lines of credit with various banks, which provide credit support for outstanding commercial paper of $114.7 million, effectively reducing the available borrowing capacity under these lines of credit to $61.8 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements.

PART II - OTHER INFORMATION
ITEM 1  - LEGAL PROCEEDINGS

Contingencies arising out of the normal course of the Company's business, exist at March 31, 1996. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibits are filed herewith:

         12-a Statement setting forth computation of ratios of earnings to fixed charges (1991 through 1995 and twelve months ended March 31, 1996).

         12-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1991 through 1995 and twelve months ended March 31, 1996).

         27    Financial Data Schedule

         99    Pro Forma Statements of Puget Sound Energy

    (b)   Reports on Form 8-K

          1. Form 8-K dated February 21, 1996, Item 5 - Other Events, related to merger proposal of Puget Sound Power & Light Company and Washington Energy Company, parent company of Washington Natural Gas Company filed with the Washington Utilities and Transportation Commission.

          2. Form 8-K dated March 21, 1996, Item 5 - Other Events, related to shareholder approval of the proposed merger between Puget Sound Power & Light Company and Washington Energy Company.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PUGET SOUND POWER & LIGHT COMPANY


                                          s/s William S. Weaver
                                         _____________________________
                                              William S. Weaver
                                         Executive Vice President and
                                           Chief Financial Officer

Date: May 14, 1996                     Principal financial officer and
                                       officer duly authorized to sign this
                                       report on behalf of the registrant