Form 10-Q
period 1996-06-30
PUGET SOUND POWER & LIGHT CO /WA/
filed 1996-08-14
CIK 81100

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C. 20549


                                         FORM 10-Q


                /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

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

                                Yes /X/        No / /

The number of shares of registrant's common stock outstanding at June 30, 1996 was 63,640,861.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
                      Puget Sound Power & Light Company
                      CONSOLIDATED STATEMENTS OF INCOME

                                               Three Months Ended June 30
                                                       1996          1995
                                                    -------       -------
                                                         (Unaudited)
                                                 (Thousands except shares
                                                   and per share amounts)

OPERATING REVENUES                                 $257,317      $261,592
                                                    -------       -------
OPERATING EXPENSES:
 Operation:
  Purchased and interchanged power                   89,605        87,415
  Fuel                                                8,231         6,846
  Other                                              38,913        42,082
 Maintenance                                         11,799        13,743
 Depreciation and amortization                       27,443        26,983
 Taxes other than federal income taxes               26,889        26,094
 Federal income taxes                                14,538        15,491
                                                    -------      --------
    Total operating expenses                        217,418       218,654
                                                    -------       -------
OPERATING INCOME                                     39,899        42,938
                                                    -------       -------
OTHER INCOME:
 Allowance for funds used during construction -
  equity portion                                         --            94
 Miscellaneous - net of taxes                           860         2,493
                                                    -------       -------
    Total other income                                  860         2,587
                                                    -------       -------
INCOME BEFORE INTEREST CHARGES                       40,759        45,525
                                                    -------       -------
INTEREST CHARGES
 Interest and amortization on long-term debt         18,277        21,115
 Allowance for funds used during
  construction - debt portion                        (1,141)       (1,185)
 Other                                                1,991         2,732
                                                    -------       -------
    Total interest charges                           19,127        22,662
                                                    -------       -------
NET INCOME                                           21,632        22,863
                                                    -------       -------
DEDUCT:
 Preferred stock dividend accrual                     3,763         3,908
                                                    -------       -------
INCOME FOR COMMON STOCK                            $ 17,869      $ 18,955
                                                    =======       =======
COMMON SHARES OUTSTANDING -
 WEIGHTED AVERAGE                                63,640,861    63,640,861
EARNINGS PER COMMON SHARE (Note a)                    $0.28         $0.30
DIVIDENDS PAID PER COMMON SHARE                       $0.46         $0.46

The accompanying notes are an integral part of the financial statements.

                      Puget Sound Power & Light Company
                      CONSOLIDATED STATEMENTS OF INCOME

                                                 Six Months Ended June 30
                                                       1996          1995
                                                    -------       -------
                                                         (Unaudited)
                                                 (Thousands except shares
                                                   and per share amounts)

OPERATING REVENUES                                 $588,326      $599,937
                                                    -------       -------
OPERATING EXPENSES:
 Operation:
  Purchased and interchanged power                  205,231       199,262
  Fuel                                               16,272        13,235
  Other                                              78,552        88,308
 Maintenance                                         24,475        27,037
 Depreciation and amortization                       54,921        54,006
 Taxes other than federal income taxes               58,717        56,785
 Federal income taxes                                45,571        48,006
                                                    -------       -------
    Total operating expenses                        483,739       486,639
                                                    -------       -------
OPERATING INCOME                                    104,587       113,298
                                                    -------       -------
OTHER INCOME:
 Allowance for funds used during construction -
  equity portion                                         --            94
 Miscellaneous - net of taxes                         1,979         4,175
                                                    -------       -------
    Total other income                                1,979         4,269
                                                    -------       -------
INCOME BEFORE INTEREST CHARGES                      106,566       117,567
                                                    -------       -------
INTEREST CHARGES:
 Interest and amortization on long-term debt         36,692        42,193
 Allowance for funds used during
  construction - debt portion                        (2,444)       (2,345)
 Other                                                4,267         6,109
                                                    -------       -------
    Total interest charges                           38,515        45,957
                                                    -------       -------
NET INCOME                                           68,051        71,610
                                                    -------       -------
DEDUCT:
 Preferred stock dividend accrual                     7,505         7,871
                                                    -------       -------
INCOME FOR COMMON STOCK                            $ 60,546      $ 63,739
                                                    =======       =======
COMMON SHARES OUTSTANDING -
 WEIGHTED AVERAGE                                63,640,861    63,640,861
EARNINGS PER COMMON SHARE (Note a)                    $0.95         $1.00
DIVIDENDS PAID PER COMMON SHARE                       $0.92         $0.92

The accompanying notes are an integral part of the financial statements.

                      Puget Sound Power & Light Company
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                    June 30   December 31
                                                       1996          1995
                                                  ---------     ---------
                                                         (Unaudited)
                                                   (Thousands of Dollars)
UTILITY PLANT:
 Electric Plant, at original cost
  (including construction work in
  progress of $98,536,000 and
  $105,617,000, respectively)                    $3,442,786    $3,400,723
 Less: Accumulated depreciation                   1,149,763     1,118,678
                                                  ---------     ---------
    Net utility plant                             2,293,023     2,282,045
                                                  ---------     ---------
OTHER PROPERTY AND INVESTMENTS:
 Investment in Bonneville Exchange Power
  Contract                                           90,558        94,241
 Investments in and advances to subsidiaries         96,937        95,459
 Energy conservation loans to customers                 620           783
 Other investments, at cost                          12,529        11,328
                                                  ---------     ---------
    Total other property and investments            200,644       201,811
                                                  ---------     ---------

CURRENT ASSETS:
 Cash                                                 2,036        12,498
 Accounts receivable                                117,014       124,086
 Estimated unbilled revenue                          48,235        80,363
 PRAM accrued revenues                               34,567        59,123
 Materials and supplies, at average cost             40,209        46,407
 Prepayments and Other                                3,769         4,352
                                                  ---------     ---------
    Total current assets                            245,830       326,829
                                                  ---------     ---------

LONG-TERM ASSETS:
 Regulatory asset for deferred income taxes         242,472       249,731
 PRAM accrued revenues (net of current portion)      43,664        55,673
 Unamortized debt expense                             9,658        10,264
 Unamortized energy conservation charges (Note b)    39,803        37,889
 Other                                              116,237       104,753
                                                  ---------     ---------
    Total long-term assets                          451,834       458,310
                                                  ---------     ---------
    TOTAL ASSETS                                 $3,191,331    $3,268,995
                                                  =========     =========

The accompanying notes are an integral part of the financial statements.

                      Puget Sound Power & Light Company
                         CONSOLIDATED BALANCE SHEETS

                        CAPITALIZATION AND LIABILITIES

                                                    June 30   December 31
                                                       1996          1995
                                                  ---------     ---------
                                                         (Unaudited)
                                                 (Thousands of Dollars)
CAPITALIZATION:
 Common shareholders' investment:
  Common stock, $10 stated value,
   80,000,000 shares authorized,
   63,640,861 shares outstanding                 $  636,409    $  636,409
  Additional paid-in capital                        328,963       328,963
  Earnings reinvested in the business               212,521       210,532
                                                  ---------     ---------
    Total common equity                           1,177,893     1,175,904

 Preferred stock not subject to
  mandatory redemption                              125,000       125,000
 Preferred stock subject to
  mandatory redemption                               87,840        89,039
 Long-term debt                                     920,512       920,439
                                                  ---------     ---------
    Total capitalization                          2,311,245     2,310,382
                                                  ---------     ---------
CURRENT LIABILITIES
 Accounts payable                                    43,786        50,269
 Short-term debt                                    144,851       167,049
 Current maturities of long-term debt                 8,000        43,000
 Accrued expenses:
  Taxes                                              44,132        36,321
  Salaries and wages                                 20,923        22,011
  Interest                                           21,928        22,921
 Other                                               19,929        27,356
                                                  ---------     ---------
    Total current liabilities                       303,549       368,927
                                                  ---------     ---------
DEFERRED INCOME TAXES:
 Deferred income taxes                              517,055       528,400
 Investment tax credits                                 103           311
                                                  ---------     ---------
    Total deferred income taxes                     517,158       528,711
                                                  ---------     ---------
OTHER DEFERRED CREDITS:
 Customer advances for construction                  20,319        19,972
 Other                                               39,060        41,003
                                                  ---------     ---------
    Total other deferred credits                     59,379        60,975
                                                  ---------     ---------
TOTAL CAPITALIZATION AND LIABILITIES             $3,191,331    $3,268,995
                                                  =========     =========

The accompanying notes are an integral part of the financial statements.

                      Puget Sound Power & Light Company
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Six Months Ended June 30
                                                             1996 1995
                                                      -------       -------
                                                           (Unaudited)
                                                     (Thousands of Dollars)
OPERATING ACTIVITIES:
- --------------------
Net income                                           $ 68,051      $ 71,610
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                        54,921        54,006
  Deferred income taxes and tax credits - net          (4,294)       10,874
  AFUDC - equity portion                                   --           (94)
  PRAM accrued revenues - net                          36,565        (6,634)
  Other                                                (2,769)        6,283
  Change in certain current assets
    and liabilities (Note c)                           37,801        14,141
- ---------------------------------------------------------------------------
    Net Cash Provided by Operating Activities         190,275       150,186
- ---------------------------------------------------------------------------

INVESTING ACTIVITIES:
- --------------------
Construction expenditures - excluding equity AFUDC    (65,150)      (55,321)
Additions to energy conservation program               (3,323)       (7,061)
Decrease in energy conservation loans                     163           372
Cash received from sale of conservation assets - net       --       199,802
Other (including advances to subsidiaries)             (7,949)       (1,626)
- ---------------------------------------------------------------------------
    Net Cash Provided (Used) by
      Investing Activities                            (76,259)      136,166
- ---------------------------------------------------------------------------

FINANCING ACTIVITIES:
- --------------------
Decrease in short-term debt                           (22,198)     (218,669)
Dividends paid                                        (66,062)      (66,479)
Redemption of bonds and notes                         (35,001)           (2)
Redemption of preferred stock                          (1,199)       (1,993)
Issue costs of bonds and stock                            (18)          (10)
- ---------------------------------------------------------------------------
    Net Cash Used by Financing Activities            (124,478)     (287,153)
- ---------------------------------------------------------------------------

Decrease in Cash                                      (10,462)         (801)
Cash at Beginning of Period                            12,498         5,284
- ---------------------------------------------------------------------------
Cash at End of Period                                $  2,036      $  4,483
===========================================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

(a)  Earnings Per Common Share

Earnings per common share for the three and six months ended June 30, 1996 and 1995 have been computed by dividing income for common stock by the weighted average number of common shares outstanding.

(b)  Unamortized Energy Conservation Costs

The Company's energy conservation expenditures are accumulated, included in rate base and amortized over a ten-year period at the direction of the Washington Utilities and Transportation Commission (the "Washington Commission"). In June 1995, the Company sold approximately $202.5 million of its investment in customer-owned energy conservation measures to a grantor trust which, in turn, issued securities backed by a Washington state statute enacted in 1994. The securities were issued by the trust in June 1995, and carry a coupon rate of 6.45 percent. The Company recognized no gain or loss on the sale. The Company's total remaining unamortized conservation balance at June 30, 1996 was $39.8 million.

(c)  Consolidated Statements of Cash Flows

The following provides additional information concerning cash flow activities:

Six Months Ended June 30
                                                          1996         1995
- ---------------------------------------------------------------------------
                                                             (Thousands)
Changes in current assets and current liabilities:
 Accounts receivable                                   $ 7,072      $ 2,601
 Unbilled revenues                                      32,128       41,424
 Materials and supplies                                  6,198         (969)
 Prepayments and Other                                     583          331
 Accounts payable                                       (6,483)     (21,188)
 Accrued expenses and Other                             (1,697)      (8,058)
- ---------------------------------------------------------------------------
Net change in current assets and current liabilities   $37,801      $14,141
===========================================================================
Cash payments:
 Interest (net of capitalized interest):               $40,085      $46,246
 Income taxes                                          $41,000      $34,200
- ---------------------------------------------------------------------------

(d)  Other

On September 22, 1995, the Washington Commission issued a rate order relating to the Company's fifth annual rate adjustment under the PRAM. The Company had requested a $62.8 million revenue increase and the Commission allowed $58.8 million. The disallowance included $3.3 million related to resource cost projections that are subject to true-up during the PRAM period and a flow-through to customers of $0.7 million related to tax benefits on the Company's conservation expenditures. In addition to approval of the rate adjustment, the Commission also agreed, pursuant to a negotiated settlement, to discontinue the PRAM on September 30, 1996, the end of the current PRAM period. Under the terms of the settlement agreement, PRAM accrued revenues outstanding at that time will be recovered in rates over a period not to exceed two years. With the discontinuance of the PRAM, the annual regulatory adjustments for variations in weather and hydro conditions provided for in the PRAM will also be discontinued.

On March 20, 1996, shareholders of the Company and Washington Energy Company ("WECo"), voting as separate groups, gave their approval to an Agreement and Plan of Merger between the two companies. The merger, which would merge WECo and Washington Natural Gas Company ("WNG"), a wholly-owned subsidiary of WECo, with and into the Company, had been unanimously approved by the Company's Board of Directors as well as the Boards of Directors of WECo and WNG in October 1995. The name of the merged company, Puget Sound Energy, was also announced at the March 20 meetings. Before the merger becomes final, however, it must also be approved by the Washington Commission, which regulates the utility operations of each entity. The regulatory approval process is expected to be completed at the end of 1996.

The Agreement calls for each share of WECo common stock to be exchanged for
0.86 share of the Company's common stock. Based on the capitalization of the Company and WECo on June 30, 1996, holders of the Company's and WECo's common stock would have held approximately 75% and 25% respectively, of the aggregate number of outstanding shares of the merged company's common stock had the merger been consummated at that date. In addition, the Agreement calls for the preferred stock of WNG to be converted into preferred shares of the merged company. The merger is structured as a tax-free exchange of shares, and is expected to be accounted for as a pooling of interests.

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

Also in connection with the merger, the Company, on December 11, 1995, offered a voluntary early separation plan to approximately 890 employees. The plan, which offers a severance package based on years of service, was accepted by 204 employees on January 31, 1996. Under the terms of the plan, the Company has the right to retain the employees for up to 60 days after the merger is completed. If, for any reason, the merger plans are discontinued prior to the employee's separation date, the employee's participation in the plan will thereupon be considered terminated and no severance benefits will be paid. Total additional costs of this voluntary separation plan are currently estimated to be $7 million. Through June 30, 1996, costs of $3.1 million, for employees released under the severance package, have been deferred pending the outcome of the regulatory approval process.

As of June 30, 1996, the Company has accumulated and deferred costs associated with the merger of approximately $7.7 million.

On May 24, 1996, the Company filed a proposal with the Washington Commission that would create an Optional Large Power Sales Rate for its largest customers. Under the Company's proposal, customers who elect the Optional Large Power Sales Rate would no longer be considered "core" customers. Instead, they would form a new class of "non-core" customers, and the Company would no longer have an obligation to plan for resources to serve their needs. The non-core customers will receive access to electric energy that is priced at current market cost and will pay a charge for energy delivery (including a charge for conservation programs) and a transition charge (representing the difference between the Company's present cost and the current market cost of electric energy and capacity). The transition charge will be phased out before the end of the year 2000. Non-core customers also would take on the risk that market costs could become volatile and that electricity could be unavailable on the open market.

On July 12, 1996, the Company and six other Northwest electric companies signed a memorandum of understanding to create an independent transmission grid operator called "IndeGO" to insure non-discriminatory, open access to electricity transmission facilities in compliance with recent Federal Energy Regulatory Commission ("FERC") rulings. IndeGO members include Idaho Power Company, Montana Power Company, PacifiCorp, Portland General Electric, Sierra Pacific Power Company, Washington Water Power Company, and the Company. However, participation in IndeGO will be open to other transmission owners in the Northwest. The members plan to file the IndeGO proposal with FERC by the end of the year, and anticipate operation would commence by July 1997.

The financial statements contained in this Form 10-Q are unaudited; however, in the opinion of the Company, they include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations for the periods shown.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1996, was $21.6 million on operating revenues of $257.3 million, compared with net income of $22.9 million on operating revenues of $261.6 million for the same period in 1995. Income for common stock was $17.9 million for the second quarter of 1996 and $19.0 million for the second quarter of 1995. Earnings per common share were $0.28 for the second quarter of 1996 compared to $0.30 for the second quarter of 1995 based on 63.6 million weighted average common shares outstanding for both periods.

For the first six months of 1996, net income was $68.1 million on operating revenues of $588.3 million, compared with net income of $71.6 million on operating revenues of $599.9 million for the corresponding period in 1995. Income for common stock was $60.5 million for the first half of 1996 and $63.7 million for the same period in 1995. Earnings per common share were $0.95 for the six months ended June 30, 1996 and $1.00 for the same period in 1995 based on 63.6 million weighted average common shares outstanding for both periods.

Total kilowatt-hour sales were 5.4 billion, including 0.8 billion in sales to other utilities, for the second quarter of 1996, compared to 4.9 billion, including 0.5 billion in sales to other utilities, for the second quarter of 1995. For the six month periods ended June 30, 1996 and 1995, total kilowatt-hour sales were 12.1 billion, including 1.8 billion in sales to other utilities, and 11.2 billion, including 1.4 billion in sales to other utilities, respectively.

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

Preferred stock dividends decreased $0.1 million and $0.4 million for the three and six month periods ended June 30, 1996, respectively, compared to the same periods in 1995. The decreases were due to lower dividend rates on the Adjustable Rate Cumulative Preferred Stock ("ARPS"), Series B ($100 par value).

                           Comparative Periods Ending
                         June 30, 1996 vs. June 30, 1995
                              Increase (Decrease)

                                                      Three           Six
                                                      Month         Month
                                                     Period        Period
                                                      -------------------
                                                         (In Millions)

Operating revenue changes
  PRAM surcharge billed                              $ 13.5        $ 31.1
  Accrual of revenue under the PRAM - Net             (19.6)        (43.2)
  BPA Residential Purchase & Sale Agreement            (3.6)         (9.6)
  Sales to other utilities                              1.9          (1.6)
  Revenue sold to Conservation Trust                   (9.8)        (20.0)
  Load and other changes                               13.3          31.7
                                                      -----         -----
    Total operating revenue change                     (4.3)        (11.6)

Operating expense changes
  Purchased & interchanged power                        2.2           6.0
  Fuel                                                  1.4           3.0
  Other operation expenses                             (3.2)         (9.7)
  Maintenance                                          (1.9)         (2.6)
  Depreciation and amortization                         0.5           0.9
  Taxes other than federal income taxes                 0.8           1.9
  Federal income taxes                                 (1.0)         (2.4)
                                                      -----         -----
    Total operating expense change                     (1.2)         (2.9)

Allowance for funds used during
  construction (AFUDC)                                 (0.1)          0.0

Other income                                           (1.6)         (2.2)

Interest charges excluding AFUDC                       (3.6)         (7.3)
                                                      -----         -----

  NET INCOME CHANGE                                  $ (1.2)       $ (3.6)
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

  Revenues in 1996 and 1995 were reduced because of the credit the Company received through the Residential Purchase and Sale Agreement with the Bonneville Power Administration ("BPA"). The agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. A corresponding reduction is included in purchased and interchanged power expenses.

  Revenues in 1996 were reduced by $9.8 million and $20.0 million during the three and six month periods ended June 30, 1996, respectively, as a result of the Company's sale of revenues, in June 1995, associated with $202.5 million of its investment in conservation assets to a grantor trust. The revenue decrease represents the portion of rate revenues that were sold and forwarded to the trust. The impact of these revenue decreases, however, were offset by related reductions in other operation and interest expenses.

  Revenues from kilowatt-hour sales, excluding PRAM, were higher in the second quarter and first half of 1996 as compared to the same periods in 1995 due to colder weather and continued growth in the number of customers.

  Operating expenses

  Purchased and interchanged power expenses increased $2.2 million for the second quarter of 1996 and $6.0 million for the first half of 1996 compared to the same periods in 1995. Higher levels of purchased power, which contributed increases of $5.1 million and $15.6 million, respectively, were due to increased power purchases from both firm and secondary sources. These higher costs were partially offset by increased credits of $3.5 million and $9.3 million, respectively, associated with the Residential Purchase and Sale Agreement with the BPA. (See discussion of Residential Purchase and Sale Agreement in "Operating revenues.")

  Fuel expense increased $1.4 million for the three month comparative period and $3.0 million for the six month comparative period. In the second quarter of 1996, the Company recorded a one-time charge of $1.8 million related to a loss on the sale of oil stocks at a combustion turbine site. Additionally, an Arbitration Panels' decision of a dispute involving the coal supply agreement at the Company's fifty percent-owned Colstrip 1 and 2 plants resulted in a $4.6 million decrease to fuel expense in the first quarter of 1995.

  Other operation expenses decreased $3.2 million and $9.7 million for the three and six month comparative periods, respectively. The decreases were due primarily to reductions of $4.8 and $12.2, respectively, in amortization expense associated with the Company's conservation program. In June 1995 the Company sold, to a grantor trust, approximately $202.5 million of its investment in customer-owned energy conservation measures. This decrease was partially offset by increases of $1.4 million and $2.3 million in transmission and distribution expenses for the three and six month comparative periods, respectively.

  Maintenance expense decreased $1.9 million and $2.6 million for the second quarter and first half of 1996 from levels experienced during the same periods in 1995. These decreases were primarily the result of lower maintenance expense at the Company's Colstrip and Centralia coal-fired generation projects.

  Depreciation and amortization expense increased $0.5 million and $0.9 million for the three and six month comparative periods, respectively. The increases resulted from the effects of new plant placed into service during the past year.

  Taxes other than federal income taxes increased $0.8 million and $1.9 million for three and six month comparative periods, due primarily to higher municipal and state excise tax payments.

  Federal income taxes on operations decreased $1.0 million and $2.4 million for the three and six month comparative periods, respectively. The decreases were due primarily to lower pre-tax operating income in the respective periods.

  AFUDC

  AFUDC, which does not represent current cash income, is included partially in other income and partially as an offset to interest expense.

  Other income

  Total other income decreased $1.6 million and $2.2 million for the three and six month periods ended June 30, 1996, over the same periods a year ago. The three and six month comparative period decreases were due in part to reduced earnings of subsidiaries of $1.1 million and $1.4 million, respectively, and increases in certain non-utility expenses of $0.4 million for both of the comparative periods.

  Interest charges

  Interest charges, which consist of interest and amortization on long-term debt and other interest, decreased $3.6 million and $7.3 million for the three and six month periods ended June 30, 1996, respectively, compared to the same periods in 1995.

  Interest and amortization on long-term debt alone decreased $2.8 million for the three month comparative period and $5.5 million for the six month comparative period. These decreases included reduced interest from the retirement of four issues of First Mortgage Bonds totaling $143 million. Other interest expense decreased $0.7 million and $1.8 million for the three and six month comparative periods, respectively, due to lower amounts of outstanding short-term debt and lower interest rates compared to the same periods in 1995.

Construction expenditures (excluding AFUDC and AFUCE) for the second quarter of 1996 were $36.6 million, including $1.2 million of conservation expenditures, compared to $31.4 million, including $3.2 million of conservation expenditures, for the second quarter of 1995. Year-to-date construction expenditures (excluding AFUDC and AFUCE) totaled $65.5 million, including $2.7 million of conservation expenditures, compared to $58.8 million, including $5.9 million of conservation expenditures, for the same period in 1995. Construction expenditures (excluding AFUDC and AFUCE) for 1996 and 1997 are expected to be $133.5 million and $143.8 million, respectively.

Cash provided by operations (net of dividends, AFUDC and AFUCE) as a percentage of construction expenditures (excluding AFUDC and AFUCE) was 80% and 15% for the second quarters of 1996 and 1995, respectively. Cash provided by operations (net of dividends, AFUDC and AFUCE) as a percentage of construction expenditures (excluding AFUDC and AFUCE) was 185% and 137% for the six month periods ended June 30, 1996 and 1995, respectively. The Company expects cash from operations (net of dividends, AFUDC and AFUCE) in 1996 and 1997 will, on average, be approximately 114% of average estimated construction expenditures (excluding AFUDC and AFUCE) during the same period. Construction expenditure estimates are subject to periodic review and adjustment.

On June 30, 1996, the Company had available $176.5 million in lines of credit with various banks, which provide credit support for outstanding commercial paper of $90.3 million, effectively reducing the unused available borrowing capacity under these lines of credit to $86.2 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements.

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Contingencies arising out of the normal course of the Company's business, exist at June 30, 1996. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibits are filed herewith:

         12-a Statement setting forth computation of ratios of earnings to fixed charges (1991 through 1995 and twelve months ending June 30, 1996).

         12-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1991 through 1995 and twelve months ending June 30, 1996).

         27    Financial Data Schedule

         99    Pro Forma Statements of Puget Sound Energy

    (b)  Reports on Form 8-K

         None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PUGET SOUND POWER & LIGHT COMPANY


                                           s/s James W. Eldredge
                                       ---------------------------------
                                               James W. Eldredge
                                       Corporate Secretary and Controller


Date: August 9, 1996                  Chief accounting officer and
                                       officer duly authorized to sign this
                                       report on behalf of the registrant.