Form 10-Q
period 1996-09-30
PUGET SOUND POWER & LIGHT CO /WA/
filed 1996-11-13
CIK 81100

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q


         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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

                           Yes /X/        No / /

The number of shares of registrant's common stock outstanding at September 30, 1996 was 63,640,861

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
                      Puget Sound Power & Light Company
                      CONSOLIDATED STATEMENTS OF INCOME

                                          Three Months Ended September 30
                                                       1996          1995
                                                    -------       -------
                                                         (Unaudited)
                                                 (Thousands except shares
                                                   and per share amounts)

OPERATING REVENUES                                 $252,882      $248,584
                                                    -------       -------
OPERATING EXPENSES:
 Operation:
  Purchased and interchanged power                   94,996        94,063
  Fuel                                               11,168        12,492
  Other                                              39,009        35,109
 Maintenance                                         10,554        11,397
 Depreciation and amortization                       26,998        26,785
 Taxes other than federal income taxes               25,948        24,236
 Federal income taxes                                11,205         7,501
                                                    -------      --------
    Total operating expenses                        219,878       211,583
                                                    -------       -------
OPERATING INCOME                                     33,004        37,001
                                                    -------       -------
OTHER INCOME:
 Allowance for funds used during construction -
  equity portion                                        117           625
 Miscellaneous - net of taxes                         5,923         1,633
                                                    -------       -------
    Total other income                                6,040         2,258
                                                    -------       -------
INCOME BEFORE INTEREST CHARGES                       39,044        39,259
                                                    -------       -------
INTEREST CHARGES:
 Interest and amortization on long-term debt         18,258        20,064
 Allowance for funds used during
  construction - debt portion                        (1,164)         (973)
 Other                                                1,829         1,149
                                                    -------       -------
    Total interest charges                           18,923        20,240
                                                    -------       -------
NET INCOME                                           20,121        19,019
                                                    -------       -------
DEDUCT:
 Preferred stock dividend accrual                     3,832         3,855
                                                    -------       -------
INCOME FOR COMMON STOCK                            $ 16,289      $ 15,164
                                                    =======       =======
COMMON SHARES OUTSTANDING -
 WEIGHTED AVERAGE                                63,640,861    63,640,861
EARNINGS PER COMMON SHARE (Note a)                    $0.26         $0.24
DIVIDENDS PAID PER COMMON SHARE                       $0.46         $0.46

The accompanying notes are an integral part of the financial statements.

                      Puget Sound Power & Light Company
                      CONSOLIDATED STATEMENTS OF INCOME

                                           Nine Months Ended September 30
                                                       1996          1995
                                                    -------       -------
                                                         (Unaudited)
                                                 (Thousands except shares
                                                   and per share amounts)

OPERATING REVENUES                                 $841,208      $848,521
                                                    -------       -------
OPERATING EXPENSES:
 Operation:
  Purchased and interchanged power                  300,227       293,325
  Fuel                                               27,441        25,727
  Other                                             117,561       123,418
 Maintenance                                         35,030        38,433
 Depreciation and amortization                       81,919        80,792
 Taxes other than federal income taxes               84,664        81,021
 Federal income taxes                                56,776        55,507
                                                    -------       -------
    Total operating expenses                        703,618       698,223
                                                    -------       -------
OPERATING INCOME                                    137,590       150,298
                                                    -------       -------
OTHER INCOME:
 Allowance for funds used during construction -
  equity portion                                        117           719
 Miscellaneous - net of taxes                         7,903         5,808
                                                    -------       -------
    Total other income                                8,020         6,527
                                                    -------       -------
INCOME BEFORE INTEREST CHARGES                      145,610       156,825
                                                    -------       -------
INTEREST CHARGES:
 Interest and amortization on long-term debt         54,949        62,257
 Allowance for funds used during
  construction - debt portion                        (3,608)       (3,318)
 Other                                                6,097         7,257
                                                    -------       -------
    Total interest charges                           57,438        66,196
                                                    -------       -------
NET INCOME                                           88,172        90,629
                                                    -------       -------
DEDUCT:
 Preferred stock dividend accrual                    11,337        11,725
                                                    -------       -------
INCOME FOR COMMON STOCK                            $ 76,835     $  78,904
                                                    =======       =======
COMMON SHARES OUTSTANDING -
 WEIGHTED AVERAGE                                63,640,861    63,640,861
EARNINGS PER COMMON SHARE (Note a)                    $1.21         $1.24
DIVIDENDS PAID PER COMMON SHARE                       $1.38         $1.38

The accompanying notes are an integral part of the financial statements.

                      Puget Sound Power & Light Company
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                               September 30   December 31
                                                       1996          1995
                                                  ---------     ---------
                                                         (Unaudited)
                                                   (Thousands of Dollars)
UTILITY PLANT:
 Electric Plant, at original cost
  (including construction work in
  progress of $102,080,000 and
  $105,617,000, respectively)                    $3,465,960    $3,400,723
 Less: Accumulated depreciation                   1,171,428     1,118,678
                                                  ---------     ---------
    Net utility plant                             2,294,532     2,282,045
                                                  ---------     ---------
OTHER PROPERTY AND INVESTMENTS:
 Investment in Bonneville Exchange Power
  Contract                                           88,678        94,241
 Investments in and advances to subsidiaries        105,776        95,459
 Energy conservation loans to customers                 535           783
 Other investments, at cost                          12,444        11,328
                                                  ---------     ---------
    Total other property and investments            207,433       201,811
                                                  ---------     ---------

CURRENT ASSETS:
 Cash                                                 2,466        12,498
 Accounts receivable                                 96,173       124,086
 Estimated unbilled revenue                          59,872        80,363
 PRAM accrued revenues                               61,451        59,123
 Materials and supplies, at average cost             37,904        46,407
 Prepayments and Other                                5,356         4,352
                                                  ---------     ---------
    Total current assets                            263,222       326,829
                                                  ---------     ---------

LONG-TERM ASSETS:
 Regulatory asset for deferred income taxes         236,781       249,731
 PRAM accrued revenues (net of current portion)         ---        55,673
 Unamortized debt expense                             9,352        10,264
 Unamortized energy conservation charges (Note b)    40,193        37,889
 Other                                              108,396       104,753
                                                   --------     ---------
    Total long-term assets                          394,722       458,310
                                                  ---------     ---------
    TOTAL ASSETS                                 $3,159,909    $3,268,995
                                                  =========     =========

The accompanying notes are an integral part of the financial statements.

                      Puget Sound Power & Light Company
                         CONSOLIDATED BALANCE SHEETS

                        CAPITALIZATION AND LIABILITIES

                                               September 30   December 31
                                                       1996          1995
                                                  ---------     ---------
                                                         (Unaudited)
                                                 (Thousands of Dollars)
CAPITALIZATION:
 Common shareholders' investment:
  Common stock, $10 stated value,
   80,000,000 shares authorized,
   63,640,861 shares outstanding                 $  636,409    $  636,409
  Additional paid-in capital                        328,963       328,963
  Earnings reinvested in the business               199,560       210,532
                                                  ---------     ---------
    Total common equity                           1,164,932     1,175,904

 Preferred stock not subject to
  mandatory redemption                              125,000       125,000
 Preferred stock subject to
  mandatory redemption                               87,840        89,039
 Long-term debt                                     920,549       920,439
                                                  ---------     ---------
    Total capitalization                          2,298,321     2,310,382
                                                  ---------     ---------
CURRENT LIABILITIES:
 Accounts payable                                    49,798        50,269
 Short-term debt                                    121,305       167,049
 Current maturities of long-term debt                 8,000        43,000
 Accrued expenses:
  Taxes                                              41,990        36,321
  Salaries and wages                                 20,276        22,011
  Interest                                           23,193        22,921
 Other                                               17,243        27,356
                                                  ---------     ---------
    Total current liabilities                       281,805       368,927
                                                  ---------     ---------
DEFERRED INCOME TAXES:
 Deferred income taxes                              493,707       528,400
 Investment tax credits                                 ---           311
                                                  ---------     ---------
    Total deferred income taxes                     493,707       528,711
                                                  ---------     ---------
OTHER DEFERRED CREDITS:
 Customer advances for construction                  21,548        19,972
 Other                                               64,528        41,003
                                                  ---------     ---------
    Total other deferred credits                     86,076        60,975
                                                  ---------     ---------
TOTAL CAPITALIZATION AND LIABILITIES             $3,159,909    $3,268,995
                                                  =========     =========

The accompanying notes are an integral part of the financial statements.

                      Puget Sound Power & Light Company
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 Nine Months Ended September 30
                                                             1996          1995
                                                          -------       -------
                                                               (Unaudited)
                                                          (Thousands of Dollars)
OPERATING ACTIVITIES:
--------------------
Net income                                               $ 88,172      $ 90,629
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                            81,919        80,792
  Deferred income taxes and tax credits - net             (22,053)        3,708
  AFUDC - equity portion                                     (117)         (719)
  PRAM accrued revenues - net                              53,345       (12,058)
  Other                                                    27,765        42,519
  Change in certain current assets
   and liabilities (Note c)                                49,524         2,912
-------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities             278,555       207,783
-------------------------------------------------------------------------------

INVESTING ACTIVITIES:
--------------------
Construction expenditures - excluding equity AFUDC        (91,548)      (87,289)
Additions to energy conservation program                   (4,410)      (10,189)
Decrease in energy conservation loans                         248           486
Cash received from sale of conservation assets - net          ---       199,507
Other (including advances to subsidiaries)                (11,764)         (251)
-------------------------------------------------------------------------------
    Net Cash Provided (Used) by
     Investing Activities                                (107,474)      102,264
-------------------------------------------------------------------------------

FINANCING ACTIVITIES:
--------------------
Decrease in short-term debt                               (45,744)     (102,506)
Dividends paid                                            (99,144)      (99,642)
Redemption of bonds and notes                             (35,002)     (100,003)
Redemption of preferred stock                              (1,200)       (1,993)
Issue costs of bonds and stock                                (23)          (38)
-------------------------------------------------------------------------------
    Net Cash Used by Financing Activities                (181,113)     (304,182)
-------------------------------------------------------------------------------
Increase (decrease)  in Cash                              (10,032)        5,865
Cash at Beginning of Period                                12,498         5,284
-------------------------------------------------------------------------------
Cash at End of Period                                    $  2,466      $ 11,149
===============================================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

(a)  Earnings Per Common Share

Earnings per common share for the three and nine months ended
September 30, 1996 and 1995 have been computed by dividing income for common stock by the weighted average number of common shares outstanding.

(b)  Unamortized Energy Conservation Costs

The Company's energy conservation expenditures are accumulated, included in rate base and amortized over a ten-year period at the direction of the Washington Utilities and Transportation Commission (the "Washington Commission"). In June 1995, the Company sold approximately $202.5 million of its investment in customer-owned energy conservation measures to a grantor trust which, in turn, issued securities backed by a Washington state statute enacted in 1994. The securities were issued by the trust in June 1995, and carry a coupon rate of 6.45 percent. The Company recognized no gain or loss on the sale. The Company's total remaining unamortized conservation balance at September 30, 1996 was $40.2 million.

(c)  Consolidated Statements of Cash Flows

The following provides additional information concerning cash flow activities:

Nine Months Ended September 30
                                                          1996         1995
---------------------------------------------------------------------------
                                                             (Thousands)
Changes in certain current assets and
current liabilities:
 Accounts receivable                                   $27,913      $11,398
 Unbilled revenues                                      20,491       33,038
 Materials and supplies                                  8,503        3,743
 Prepayments and Other                                  (1,004)      (2,828)
 Accounts payable                                         (471)     (18,111)
 Accrued expenses and Other                             (5,908)     (24,328)
---------------------------------------------------------------------------
Net change in current assets and current liabilities   $49,524      $ 2,912
===========================================================================
Cash payments:
 Interest (net of capitalized interest)                $58,117      $69,168
 Income taxes                                          $68,609      $60,177
---------------------------------------------------------------------------

(d)  Other

On September 22, 1995, the Washington Commission issued a rate order relating to the Company's fifth and final annual rate adjustment under the Periodic Regulatory Adjustment Mechanism ("PRAM"). In addition to approval of the rate adjustment, the Commission also agreed, pursuant to a negotiated settlement, to discontinue the PRAM on September 30, 1996. Under the terms of the settlement agreement, PRAM accrued revenues outstanding at that date, totaling $61.5 million, will be recovered in rates over a period not to exceed two years. With the discontinuance of the PRAM, the annual regulatory adjustments for variations in weather and hydro conditions provided for in the PRAM were also discontinued.

On September 30, 1996, the Washington Commission issued an order granting a joint motion by the Company and the Commission Staff to transfer currently collected annual PRAM revenues of $165.5 million to the Company's permanent rate schedules. As a result of the order, the Company also wrote off $4.5 million in previously accrued revenues related to special industrial customer service contracts.

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

The Agreement calls for each share of WECo common stock to be exchanged for 0.86 share of the Company's common stock. Based on the capitalization of the Company and WECo on September 30, 1996, holders of the Company's and WECo's common stock would have held approximately 75% and 25% respectively, of the aggregate number of outstanding shares of the merged company's common stock had the merger been consummated at that date. In addition, the Agreement calls for the preferred stock of WNG to be converted into preferred shares of the merged company. The merger is structured as a tax-free exchange of shares, and is expected to be accounted for as a pooling of interests.

In connection with its application for approval of the merger with WECo, the Company filed with the Washington Commission, in February 1996, a proposed rate stability plan which, if adopted, would among other things, increase general electric rates by 1% annually from 1997 through 2000. On September 23, 1996, Commission Staff, the Public Counsel section of the State Attorney General's Office and other intervenors filed testimony in the merger review proceedings. The Commission Staff concluded the merger between the Company and WECo would be in the public interest and would produce benefits for customers. However, the Company and WECo find the proposed conditions attached by staff to be unacceptable. The staff filing is a recommendation only. The Washington Commission may accept, modify, or entirely reject it.

The Company and WECo detailed their differences with the staff's position and responded to the filings of other intervenors in a rebuttal filing submitted October 11, 1996. Final briefs from all parties are due by December 6, 1996. No specific date has been set for the Commission to render its decision, but it is expected by the end of December 1996.

Also in connection with the merger, the Company, on December 11, 1995, offered a voluntary early separation plan to approximately 890 employees. The plan, which offers a severance package based on years of service, was accepted by 204 employees on January 31, 1996. Under the terms of the plan, the Company has the right to retain the employees for up to 60 days after the merger is completed. If, for any reason, the merger plans are discontinued prior to the employee's separation date, the employee's participation in the plan will thereupon be considered terminated and no severance benefits will be paid. Total costs of the voluntary separation plan are currently estimated to be $7.6 million. Through September 30, 1996, costs of $4.1 million, for employees released under the severance package, have been deferred pending the outcome of the regulatory approval process.

As of September 30, 1996, the Company has accumulated and deferred costs associated with the merger of approximately $9.4 million.

On May 24, 1996, the Company filed a proposal with the Washington Commission to create an Optional Large Power Sales Rate for its largest customers. Under the Company's proposal, customers who elect the Optional Large Power Sales Rate would no longer be considered "core" customers. Instead, they would form a new class of "non-core" customers, and the Company would no longer have an obligation to plan for future resources to serve their needs. The non-core customers will receive access to electric energy that is priced at current market cost and will pay a charge for energy delivery (including a charge for conservation programs) and a transition charge (representing the difference between the Company's present cost and the current market cost of electric energy and capacity). The transition charge will be phased out before the end of the year 2000. Non-core customers also would take on the risk that market costs could become volatile and that electricity could be unavailable on the open market. On October 9, 1996, the Washington Commission approved the Company's proposal and ordered the new optional large power sales tariff into effect November 1, 1996.

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1996, was $20.1 million on operating revenues of $252.9 million, compared with net income of $19.0 million on operating revenues of $248.6 million for the same period in 1995. Income for common stock was $16.3 million for the third quarter of 1996 and $15.2 million for the third quarter of 1995. Earnings per common share were $0.26 for the third quarter of 1996 compared to $0.24 for the third quarter of 1995 based on 63.6 million weighted average common shares outstanding for both periods.

For the first nine months of 1996, net income was $88.2 million on operating revenues of $841.2 million, compared with net income of $90.6 million on operating revenues of $848.5 million for the corresponding period in 1995. Income for common stock was $76.8 million for the first nine months of 1996 and $78.9 million for the same period in 1995. Earnings per common share were $1.21 for the nine months ended September 30, 1996 and $1.24 for the same period in 1995 based on 63.6 million weighted average common shares outstanding for both periods.

Total kilowatt-hour sales were 5.7 billion, including 1.2 billion in sales to other utilities, for the third quarter of 1996, compared to
5.3 billion, including 1.0 billion in sales to other utilities, for the third quarter of 1995. For the nine month periods ended September 30, 1996 and 1995, total kilowatt-hour sales were 17.8 billion, including 3.0 billion in sales to other utilities, and 16.5 billion, including 2.4 billion in sales to other utilities, respectively.

The Company's operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers do occur from season to season and from month to month within a season, primarily as a result of weather conditions. The Company normally experiences its highest energy sales in the first and fourth quarters of the year. Sales to other utilities also vary by quarter and year depending principally upon water conditions for the generation of hydroelectric power, customer usage, natural gas wholesale prices and the energy requirements of other utilities. With the implementation of the PRAM in October 1991, earnings have not been significantly influenced, up or down, by sales of surplus electricity to other utilities or by weather or hydro conditions. The PRAM, however, ended effective September 30, 1996 under a stipulated negotiated settlement approved by the Washington Commission. Under terms of the settlement, PRAM accrued revenues at September 30, 1996 will be recovered in rates over a period not to exceed two years.

Preferred stock dividends decreased $0.4 million for the nine month period ended September 30, 1996 compared to the same period in 1995. The decrease was due primarily to lower dividend rates on the Adjustable Rate Cumulative Preferred Stock ("ARPS"), Series B ($100 par value). Preferred stock dividends for the third quarter of 1996 were unchanged from levels experienced during the same period in 1995.

                           Comparative Periods Ending
                    September 30, 1996 vs. September 30, 1995
                              Increase (Decrease)

                                                  Three          Nine
                                                  Month         Month
                                                 Period        Period
                                                  -------------------
                                                    (In Millions)

Operating revenue changes
  PRAM surcharge billed                          $ 12.1        $ 43.2
  Accrual of revenue under the PRAM - Net         (22.2)        (65.4)
  BPA Residential Purchase & Sale Agreement        (2.7)        (12.4)
  Sales to other utilities                          0.4          (1.2)
  Revenue sold to Conservation Trust                2.3         (17.7)
  Load and other changes                           14.4          46.2
                                                  -----         -----
    Total operating revenue change                  4.3          (7.3)

Operating expense changes
  Purchased & interchanged power                    0.9           6.9
  Fuel                                             (1.3)          1.7
  Other operation expenses                          3.9          (5.9)
  Maintenance                                      (0.8)         (3.4)
  Depreciation and amortization                     0.2           1.1
  Taxes other than federal income taxes             1.7           3.7
  Federal income taxes                              3.7           1.3
                                                  -----         -----
    Total operating expense change                  8.3           5.4

Allowance for funds used during
  construction (AFUDC)                             (0.3)         (0.3)

Other income                                        4.3           2.1

Interest charges excluding AFUDC                   (1.1)         (8.5)
                                                  -----         -----

  NET INCOME CHANGE                              $  1.1        $ (2.4)
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

  Revenues in 1996 were reduced by $10.9 million and $31.5 million during the three and nine month periods ended September 30, 1996, respectively, as a result of the Company's sale of revenues, in June 1995, associated with $202.5 million of its investment in conservation assets to a grantor trust. The revenue decrease represents the portion of rate revenues that were sold and forwarded to the trust. The impact of these revenue decreases, however, were offset by related reductions in other operation and interest expenses. Revenue reductions related to the sale of the conservation assets were $13.2 million and $13.8 million for the three and nine month periods ended September 30, 1995.

  Revenues from kilowatt-hour sales, excluding PRAM, were higher in the third quarter and first nine months of 1996 as compared to the same periods in 1995 due to colder weather and continued growth in the number of customers.

  Operating expenses

  Purchased and interchanged power expenses increased $0.9 million for the third quarter of 1996 and $6.9 million for the first nine months of 1996 compared to the same periods in 1995. Higher levels of purchased power, which contributed increases of $2.1 million and $17.7 million, respectively, were due to increased power purchases from both firm and secondary sources. These higher costs were partially offset by increased credits of $2.6 million and $11.9 million, respectively, associated with the Residential Purchase and Sale Agreement with the BPA. (See discussion of Residential Purchase and Sale Agreement in "Operating revenues.")

  Fuel expense decreased $1.3 million for the three month comparative period and increased $1.7 million for the nine month comparative period. The third quarter decrease resulted from reduced usage of Company-owned gas turbines as the Company purchased more favorably priced hydro power. In the second quarter of 1996, the Company recorded a one-time charge of $1.8 million related to a loss on the sale of oil stocks at a combustion turbine site. Additionally, an Arbitration Panels' decision of a dispute involving the coal supply agreement at the Company's fifty percent-owned Colstrip 1 and 2 plants resulted in a $4.6 million decrease to fuel expense in the first quarter of 1995. Partially offsetting these increases for the nine month period ended September 30, 1996, was a $4.5 million decrease in fuel expense at the Company's Colstrip 3 & 4 plants as the Company displaced these plants at certain times and purchased more favorably priced hydro power.

  Other operation expenses increased $3.9 million and decreased $5.9 million for the three and nine month comparative periods, respectively. The increase for the three month period was due primarily to increased transmission expenses of $2.1 million and a $0.9 million increase in general and administrative expenses.
  The decrease in the nine month comparative period was due to reductions of $11.6 million in amortization expense associated with the Company's conservation program. In June 1995 the Company sold, to a grantor trust, approximately $202.5 million of its investment in customer-owned energy conservation measures. This decrease was partially offset by increases of $3.8 million in transmission expenses and $1.3 million in customer service expenses.

  Maintenance expense decreased $0.8 million and $3.4 million for the third quarter and first nine months of 1996 from levels experienced during the same periods in 1995. These decreases were primarily the result of lower maintenance expense at the Company's Colstrip and Centralia coal-fired generation projects.

  Depreciation and amortization expense increased $0.2 million and $1.1 million for the three and nine month comparative periods,
  respectively.   The increases resulted from the effects of new
  electric plant placed into service during the past year.

  Taxes other than federal income taxes increased $1.7 million and $3.7 million for three and nine month comparative periods, due primarily to higher Washington state property tax and revenue-based municipal tax payments.

  Federal income taxes on operations increased $3.7 million and $1.3 million for the three and nine month comparative periods, respectively. The increase in the third quarter of 1996 primarily resulted from a cumulative change, made in the third quarter of 1995, in the way energy conservation expenditures are deducted for federal tax purposes. The increase in the nine month comparative period was partially offset by lower pre-tax operating income in the first half of 1996.

  AFUDC

  AFUDC, which does not represent current cash income, is included partially in other income and partially as an offset to interest expense.

  Other income

  Total other income increased $4.3 million and $2.1 million for the three and nine month periods ended September 30, 1996, over the same periods a year ago. The three and nine month comparative period increases were due primarily to increased earnings of subsidiaries of $4.4 million and $3.0 million, respectively.

  Interest charges

  Interest charges, which consist of interest and amortization on long-term debt and other interest, decreased $1.1 million and $8.5 million for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods in 1995.

  Interest and amortization on long-term debt alone decreased $1.8 million for the three month comparative period and $7.3 million for the nine month comparative period. These decreases included reduced interest from the retirement of four issues of First Mortgage Bonds totaling $143 million. Other interest expense increased $0.7 million for the three month comparative period due to higher average short-term borrowing during the three months ended September 30, 1996. Other interest expense decreased $1.2 million for the nine month comparative period due to lower amounts of outstanding short-term debt during the first half of 1996 and lower interest rates compared to the same period in 1995.

Construction expenditures (excluding AFUDC and AFUCE) for the third quarter of 1996 were $26.0 million, including $0.8 million of conservation expenditures, compared to $33.5 million, including $2.5 million of conservation expenditures, for the third quarter of 1995. Year-to-date construction expenditures (excluding AFUDC and AFUCE) totaled $91.4 million, including $3.5 million of conservation expenditures, compared to $92.3 million, including $8.4 million of conservation expenditures, for the same period in 1995. Construction expenditures (excluding AFUDC and AFUCE) for 1996 and 1997 are expected to be $133.5 million and $143.8 million, respectively.

Cash provided by operations (net of dividends, AFUDC and AFUCE) as a percentage of construction expenditures (excluding AFUDC and AFUCE) was 207% and 69% for the third quarters of 1996 and 1995, respectively. Cash provided by operations (net of dividends, AFUDC and AFUCE) as a percentage of construction expenditures (excluding AFUDC and AFUCE) was 192% and 112% for the nine month periods ended September 30, 1996 and 1995, respectively. The Company expects cash from operations (net of dividends, AFUDC and AFUCE) in 1996 and 1997 will, on average, be approximately 114% of average estimated construction expenditures (excluding AFUDC and AFUCE) during the same period. Construction expenditure estimates are subject to periodic review and adjustment.

On September 30, 1996, the Company had available $176.5 million in lines of credit with various banks, which provide credit support for outstanding commercial paper of $68.4 million, effectively reducing the unused available borrowing capacity under these lines of credit to $108.1 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements.

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

Contingencies arising out of the normal course of the Company's business, exist at September 30, 1996. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibits are filed herewith:

         12-a Statement setting forth computation of ratios of earnings to fixed charges (1991 through 1995 and twelve months ending September 30, 1996).

         12-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1991 through 1995 and twelve months ending September 30, 1996).

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


Date: November 13, 1996                  Chief accounting officer and
                                       officer duly authorized to sign this
                                       report on behalf of the registrant.