Form 10-Q/A
period 1996-09-30
PUGET SOUND POWER & LIGHT CO /WA/
filed 1997-01-16
CIK 81100

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q/A


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

PART II - OTHER INFORMATION

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

         27    Financial Data Schedule

         99    Pro Forma Financial Statements of Puget Sound Energy

    (b)  Reports on Form 8-K

         None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PUGET SOUND POWER & LIGHT COMPANY


                                               James W. Eldredge
                                       ---------------------------------
                                               James W. Eldredge
                                       Corporate Secretary and Controller


Date: January 15, 1997                 Chief accounting officer and
                                       officer duly authorized to sign this
                                       report on behalf of the registrant.