Form 10-Q
period 1997-03-31
PUGET SOUND ENERGY INC
filed 1997-05-15
CIK 81100

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q


         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997

              OR

        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        _____________________________

                        Commission File Number 1-4393
                        _____________________________


                           PUGET SOUND ENERGY, INC.
            (Exact name of registrant as specified in its charter)

            Washington                                 91-0374630
            (State or other                      (IRS Employer
            jurisdiction of                   Identification No.)
            incorporation or
            organization)

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

                        Yes /X/        No / /

The number of shares of registrant's common stock outstanding at April 30, 1997 was 84,561,103.
Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          PUGET SOUND ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31                                             1996
(Thousands except shares and per share amounts)            1997     Restated
-------------------------------------------------     ---------    ---------
                                                            (Unaudited)
OPERATING REVENUES:
  Electric                                           $  299,569   $  331,009
  Gas                                                   156,488      148,673
  Other                                                   7,262        7,402
                                                      ---------    ---------
    Total operating revenue                             463,319      487,084
                                                      ---------    ---------
OPERATING EXPENSES:
Energy costs:
  Purchased electricity                                 128,987      121,783
  Purchased gas                                          71,961       69,465
Utility operations and maintenance                       74,112       70,829
Other operations and maintenance                          5,977        7,165
Depreciation and amortization                            38,423       36,586
Merger and related costs                                 55,789           --
Taxes other than federal income taxes                    46,147       45,507
Federal income taxes                                    (14,905)      41,403
                                                      ---------    ---------
    Total operating expenses                            406,491      392,738
                                                      ---------    ---------

OPERATING INCOME                                         56,828       94,346

OTHER INCOME                                              4,884        1,822
                                                      ---------    ---------
INCOME BEFORE INTEREST CHARGES                           61,712       96,168

INTEREST CHARGES                                         29,104       29,552
                                                      ---------    ---------
INCOME FROM CONTINUING OPERATIONS                        32,608       66,616

DISCONTINUED OPERATIONS                                  (2,622)        (419)
                                                      ---------    ---------
NET INCOME                                               29,986       66,197
Less: Preferred stock dividends accrual                  (5,549)      (5,498)
                                                      ---------    ---------
INCOME FOR COMMON STOCK                              $   24,437   $   60,699
                                                      =========    =========
COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE         84,453,754   84,401,330
                                                     ==========   ==========
EARNINGS (LOSS) PER COMMON SHARE:
    From continuing operations                       $     0.32   $     0.72
    From discontinued operations                          (0.03)          --
                                                      ---------    ---------
EARNINGS  PER COMMON SHARE                           $     0.29   $     0.72
                                                      =========    =========

The accompanying notes are an integral part of the financial statements.

                          PUGET SOUND ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                                 December 31
                                                      March 31          1996
(Dollars in Thousands)                                    1997      Restated
-------------------------------------------------    ---------     ---------
                                                           (Unaudited)
UTILITY PLANT:
  Electric                                           $3,508,814   $3,479,652
  Gas                                                 1,175,573    1,129,849
Less: Accumulated depreciation and amortization      (1,522,328)  (1,482,555)
                                                      ---------    ---------
    Net utility plant                                 3,162,059    3,126,946
                                                      ---------    ---------

OTHER PROPERTY AND INVESTMENTS:
  Investment in Bonneville Exchange Power Contract       84,840       86,772
  Investment in Cabot                                    70,506       69,352
  Subsidiary properties and investments                  85,786       80,770
  Other                                                  28,265       32,636
                                                      ---------    ---------
    Total other property and investments                269,397      269,530
                                                      ---------    ---------

CURRENT ASSETS:
  Cash                                                      878        4,335
  Accounts receivable                                   312,031      254,774
  Less: Allowance for doubtful accounts                  (2,775)      (1,700)
  Materials and supplies, at average cost                50,228       61,638
  Prepayments and other                                   5,159       17,510
  PRAM accrued revenues                                     --        40,470
                                                      ---------    ---------
    Total current assets                                365,521      377,027
                                                      ---------    ---------

LONG-TERM ASSETS:
  Regulatory asset for deferred income taxes            275,672      242,454
  Unamortized energy conservation charges                43,563       50,796
  Other                                                 152,168      159,771
                                                      ---------    ---------
    Total long-term assets                              471,403      453,021
                                                      ---------    ---------
TOTAL ASSETS                                         $4,268,380   $4,226,524
                                                      =========    =========

The accompanying notes are an integral part of the financial statements.

                          PUGET SOUND ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS

                        CAPITALIZATION AND LIABILITIES

                                                                 December 31
                                                      March 31          1996
(Dollars in Thousands)                                    1997      Restated
-------------------------------------------------    ---------     ---------
                                                           (Unaudited)

CAPITALIZATION:

  Common shareholders' investment:
    Common stock, $10 stated value,
    150,000,000 shares authorized,
    84,561,306 and 84,511,270 shares
    outstanding                                     $  845,613    $  845,113
  Additional paid-in capital                           447,446       446,909
  Earnings reinvested in the business                   87,714        86,355
                                                     ---------     ---------
                                                     1,380,773     1,378,377
Preferred stock not subject to
    mandatory redemption                               215,000       215,000
  Preferred stock subject to
    mandatory redemption                                86,640        87,839
  Long-term debt                                     1,165,595     1,165,584
                                                     ---------     ---------
    Total capitalization                             2,848,008     2,846,800
                                                     ---------     ---------
CURRENT LIABILITIES:
  Accounts payable                                      82,312        93,581
  Short-term debt                                      249,886       298,122
  Current maturities of long-term debt                  99,948       100,062
  Purchased gas liability                               23,366        41,368
  PRAM over-collections                                 17,000            --
  Accrued expenses:
    Taxes                                              116,422        60,677
    Salaries and wages                                  20,545        24,012
    Interest                                            30,101        21,878
    Other                                               70,102        80,110
                                                     ---------     ---------
    Total current liabilities                          709,682       719,810
                                                     ---------     ---------

DEFERRED INCOME TAXES                                  605,994       573,242
                                                     ---------     ---------
OTHER DEFERRED CREDITS                                 104,696        86,672
                                                     ---------     ---------
TOTAL CAPITALIZATION AND LIABILITIES                $4,268,380    $4,226,524
                                                     =========     =========

The accompanying notes are an integral part of the financial statements.

                             PUGET SOUND ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three Months Ended March 31
                                                                        1996
(Dollars in Thousands)                                    1997      Restated
-------------------------------------------------    ---------     ---------
                                                           (Unaudited)
OPERATING ACTIVITIES:
--------------------
Net income                                            $ 29,986     $ 66,197
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Pre-tax loss on writedown of coal properties           4,044           --
  Depreciation and amortization                         38,423       36,542
  Deferred income taxes and tax credits - net          (12,844)       7,828
  PRAM accrued revenues                                 57,470       24,938
  Other                                                 13,016       (8,112)
  Change in certain current assets
   and liabilities (Note c)                             (6,303)      64,147
---------------------------------------------------------------------------
    Net Cash Provided by Operating Activities          123,792      191,540
---------------------------------------------------------------------------

INVESTING ACTIVITIES:
--------------------
Construction expenditures - excluding equity AFUDC     (63,781)     (50,019)
Additions to energy conservation program                  (423)      (1,725)
Other                                                   14,193       (2,398)
---------------------------------------------------------------------------
    Net Cash Used by Investing Activities              (50,011)     (54,142)
---------------------------------------------------------------------------

FINANCING ACTIVITIES:
--------------------
Decrease in short-term debt                            (36,677)     (69,237)
Dividends paid                                         (39,463)     (40,846)
Redemption of bonds and notes                               --      (35,000)
Redemption of preferred stock                           (1,200)      (1,200)
Common stock issue                                          81          880
Issue costs of bonds and stock                             (18)          (6)
---------------------------------------------------------------------------
    Net Cash Used by  Financing Activities             (77,277)    (145,409)
---------------------------------------------------------------------------
Decrease in Cash                                        (3,496)      (8,011)
Cash at Beginning of Period                              4,335       21,813
Adjustment to conform fiscal year of WECo                   39       (1,623)
---------------------------------------------------------------------------
Cash at End of Period                                 $    878     $ 12,179
===========================================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF CONSOLIDATION POLICY

The consolidated financial statements include the accounts of Puget Sound Energy, Inc. ("the Company"), formerly Puget Sound Power & Light Company, and its wholly-owned subsidiaries, after elimination of all significant intercompany items and transactions.

The financial statements contained in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected and were of a normal recurring nature other than as described in footnotes 2 & 5.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto contained in the Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission for the Company and Washington Energy Company ("WECo") for the fiscal years ended December 31, 1996 and September 30, 1996, respectively.

On February 10, 1997, the Company consummated its merger with WECo. The merger has been accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been retroactively restated to include the results of operations, financial position and cash flows of WECo for all periods prior to consummation of the merger.

Effective with the merger, WECo's fiscal year-end was changed from September 30 to December 31 to conform to the Company's year-end. Accordingly, WECo's operations for the three months ended December 31, 1996, have been reported as an adjustment of $10.8 million to consolidated retained earnings in the first quarter of 1997. WECo's revenues for the three months ended December 31, 1996, were $148.6 million, net income was $16.9 million, common stock issued was $1.0 million and common stock dividends declared were $6.1 million for the same period.

Included in consolidated results of operations for the month of January 1997 (the merger was effective February 10, 1997) and the three months ended March 31, 1996, are the following results of the previously separate companies for those periods:
                                    MONTH ENDED JANUARY 31, 1997
                                       (Dollars in Thousands)
                            -----------------------------------------
                               Company          WECo     Consolidated
                            ----------     ---------     ------------
Revenues                      $123,051       $60,486         $183,537
Net Income                     $19,671        $9,378          $29,049
Common Dividends Declared      $29,244            --          $29,244

                                   THREE MONTHS ENDED MARCH 31, 1996
                                       (Dollars in Thousands)
                                 ------------------------------------
                               Company           WECo    Consolidated
                               -------        -------    ------------
Revenues                      $331,795       $155,289        $487,084
Net Income                     $46,419        $19,778         $66,197
Common Dividends Declared      $29,275             --         $29,275

(2)  MERGER WITH WASHINGTON ENERGY COMPANY

On February 7, 1997, the Boards of Puget Sound Power & Light Company ("PSPL") and WECo approved the merger of their respective companies effective February 10, 1997. WECo and its wholly-owned subsidiary, Washington Natural Gas Company ("WNG") were merged into PSPL which then changed its name to Puget Sound Energy, Inc. The Washington Utilities and Transportation Commission ("Washington Commission") approved the merger on February 5, 1997. Shareholders of the Company and WECo, voting as separate groups had, on March 20, 1996, already given their approval to an Agreement and Plan of Merger ("Merger Agreement") between the two companies.

Pursuant to the Merger Agreement, each share of WECo common stock was exchanged for 0.86 share of the Company's common stock (approximately 20,921,000 shares of Company stock were issued). On February 10, 1997, the Company increased the number of authorized shares to 150,000,000. Based on the capitalization of the Company and WECo on February 10, 1997, holders of the Company's and WECo's common stock held approximately 75% and 25% respectively, of the aggregate number of outstanding shares of the merged company's common stock. In accordance with the Merger Agreement, the preferred stock of Washington Natural Gas Company, a wholly-owned subsidiary of WECo, was converted into preferred shares of the merged company. The merger has been structured as a tax-free exchange of shares, and has been accounted for as a pooling of interests for financial statement purposes.

The Merger Agreement approvorder approving the merger, issued by the Washington Commission, contains a rate plan that is designed to provide a five-year period of rate certainty for customers and provide the Company with an opportunity to achieve a reasonable return on investment. As required under the stipulated settlement merger order, the Company filed tariffs, effective February 8, 1997, that resulted in an average electric rate decrease of 5.6% related to the termination of the Periodic Rate Adjustment Mechanism ("PRAM"), and an increase in general rates of between 1.0% and 2.5%, depending on rate class. The general rate increase has a positive impact on earnings while the decrease related to the PRAM does not affect earnings because all previously accrued PRAM revenues were fully collected. The net impact on customer rates was an average rate decrease of 3.7%, including a decrease in residential rates of 3.24%. General electric rates for residential and industrial customers will increase by 1.5% on January 1 of each of the four following years, while those for small commercial customers will increase by 1.0% in each of the following three years. General rates for all classes of natural gas customers will remain unchanged until January 1, 1999, when they will decrease sufficiently to reduce utility margin by 1 percent.

In connection with the merger, the Company recognized direct and indirect merger-related expenses of $55.8 million during the three months ending March 31, 1997. The charge consisted primarily of severance costs of $15.5 million, benefit-related curtailment costs of $9.1 million, transaction costs of $13.7 million, systems and facilities integration costs of $7.2 million and other costs. The nonrecurring charge reduced net income by approximately $36.3 million ($0.43 per share) for the three months ended March 31, 1997. In addition, merger related costs of $4.8 million were recognized in the fourth quarter of 1996 by PSPL.

(3)  EARNINGS PER COMMON SHARE

Earnings per common share for the three months ended March 31, 1997 and 1996 have been computed by dividing income for common stock by the weighted average number of common shares outstanding after adjusting WECo's historical amounts for the conversion into .86 shares of the Company's common stock.

(4)  UNAMORTIZED ENERGY CONSERVATION COSTS

Certain of the Company's energy conservation expenditures are accumulated as unamortized conservation charges. These costs are amortized over various future periods up to ten years at the direction of the Washington Commission. Approximately $38 million of the conservation measures are included in rate base. The Company's total remaining unamortized conservation balance at March 31, 1997, was $43.6 million.

(5)  DISCONTINUED OPERATIONS

On March 5, 1997, the Company conveyed its interests in undeveloped coal properties through its wholly-owned subsidiary Thermal Energy, Inc. to Wesco Resources, Inc. effective February 1, 1997. In return for this conveyance, Wesco Resources, Inc. agreed to assume future coal property obligations and liabilities and to pay the Company a 2% royalty on coal mined from the transferred coal properties now held by Wesco Resources, Inc. In the September 1996 consolidated financial statements of WECo these activities were reflected as discontinued operations. The Company has determined, based on a report by mining consultants, that the development of the transferred coal properties in the foreseeable future is speculative. As a result, the Company does not expect to receive any amounts under the 2% royalty agreement. Therefore, in March 1997, the Company's remaining $4.0 million investment in Thermal Energy, Inc. was written off to expense and appears in the consolidated financial statements as discontinued operations. Prior periods have been restated to include Thermal Energy, Inc. operations as discontinued operations.

(6)  LIABILITY FOR ENVIRONMENTAL MATTERS

For a discussion of environmental matters related to the Company's electric operations, see the Company's Form 10-K for the fiscal year ended December 31, 1996.

(a)  General

Five former WNG or predecessor companies manufactured gas plant ("MGP") sites are currently undergoing investigation, remedial actions or monitoring actions relating to environmental contamination: 1) Everett, Washington; 2) "Gas Works Park" in Seattle, Washington; 3) "Tacoma 22nd and A St." Site in Tacoma, Washington; 4) Chehalis, Washington; and 5) the "Tideflats" area of Tacoma, Washington.

The financial statements reflect actual costs to date and management's estimates of the costs to be incurred on an undiscounted basis, based on known and available information with regard to the extent of contamination and the potential methods of cleanup or containment believed to be feasible at each site. The Company is continually evaluating the progress at each site and the cost estimates will be revised, if necessary, as new information is available. The financial statements reflect receivables for the expected recovery, from third parties, of substantially all of the remediation costs deferred pursuant to Washington Commission authorization.

 (b)  Everett

The Company is conducting an independent remedial action at the Everett site. Current analysis indicates that the reserve for investigation and remediation costs of $3,250,000, previously established, is currently sufficient to cover the expected costs at the site, exclusive of remediation costs, if any, which may arise in connection with the adjacent Snohomish River. Investigation and feasibility costs of $472,000 have been incurred through March 31, 1997. The Everett site was previously owned and operated by other companies who are potentially liable parties ("PLPs") for the remediation of the site. The cost estimate reflects the total cost expected to remediate the site before contributions by other PLPS.

(c)  Gas Works Park

The Company sold the site of a former manufactured gas plant at Lake Union, now known as "Gas Works Park," to the City of Seattle in 1962. The City of Seattle, in a letter dated February 24, 1995, requested that the Company participate in a cleanup of this site. The Company believes that the contract, by which it conveyed the land to the City of Seattle, presents substantial defenses that mitigate its exposure for environmental remediation costs which may be incurred at this site.

On July 15, 1996, the City of Seattle completed a preliminary study that estimated that the remediation costs were in the range of $4.9 million to $8.6 million exclusive of any remediation costs which may arise in connection with the adjacent Lake Union. The Company anticipates that in order to resolve this matter with the City of Seattle, the potential cost may approximate $3,200,000 which has been accrued.

(d)  Tacoma 22nd and A St. Site and Thea Foss Waterway

The Company was the former owner of land, located upland from the Thea Foss Waterway in Tacoma, Washington where a MGP was operated by several other companies. This site ("22nd and A St.") was acquired after the plant was closed. The site was later sold in parcels to several buyers. Five parties, including the Company, have been designated as PLPs at this site. In May 1996, a consultant to the PLPs estimated the cost of remediating the Tacoma 22nd and A St. site to be approximately $4,000,000, exclusive of any remediation costs which may arise in connection with the adjacent Thea Foss Waterway. Because there are multiple PLPs, the Company believes, based on currently available information, that its maximum exposure is approximately $700,000, which has been recorded as a liability.

The City of Tacoma has undertaken an investigation study of contamination in the Thea Foss Waterway. The extent of the contamination related to possible MGP operation is not currently known, but the Company has been designated a Potentially Responsible Party ("PRP") by the U.S. Environmental Protection Agency ("EPA"). During the quarter ended March 31, 1997, the Company established a reserve of $1,500,000 to reflect the initial estimates of the remediation costs the Company may incur at this site.

(e)  Chehalis

The Company has completed significant source control and installed groundwater monitoring wells as part of an independent cleanup action. In 1997, the Company expects to complete groundwater monitoring at the site, at which time a determination will be made as to what, if any, additional remedial measures are required. As of March 31, 1997, the financial statements include a reserve of $270,000, which is sufficient to cover remaining costs at the site, assuming that further remedial measures are not required.

(f)  Tideflats

The remediation activities at the Tideflats site were completed as of July 1995, and confirmed by the EPA in a letter dated September 28, 1995. Ongoing monitoring and maintenance costs are being expensed as incurred and are not material.

In June 1991, a lawsuit was filed in Washington State Superior Court, King County, Washington ("Superior Court"), against certain insurance companies that provided insurance applicable to the Tideflats site at various times dating back to the 1940's. On June 10, 1994, the Superior Court entered a final judgment in favor of the Company. Under the terms of the final judgment, the Company was entitled to collect its present and future uncompensated reasonable and necessary costs in remediating the site from the policies of certain insurer defendants in the action. During 1995, the Company settled its lawsuit with the insurance carriers in consideration of their dismissal of the appeal of the Superior Court judgment regarding coverage of the Tideflats remediation costs. In September 1995, the Company received approximately $29,000,000 in final settlement of all remaining claims against insurance carriers regarding this site. As a result of this settlement and amounts previously received, the Company has recovered substantially all the remediation costs which had been deferred.

(g)  Expected Recoveries

The Company's financial statements as of March 31, 1997, include environmental receivables related to these MGP sites totaling $10,798,000 primarily for expected recoveries from insurance carriers, based upon the successful litigation against its insurers regarding the Tideflats site, and other PLPs. Although the factual situations at the other sites differ in some respects from the factual situation at the Tideflats site, the Company believes, based on the precedents established in the Tideflats case and discussion with legal counsel, that it is probable that it has insurance coverage sufficient to recover costs not recovered from other PLPs. In the event that recoveries from insurance and other PLPs are not sufficient, the Company, under an agreement with the Washington Commission, will seek recovery of such unreimbursed costs in future customer rates.

Based on all known facts and analyses, the Company believes it is not likely that the identified environmental liabilities will result in a material adverse impact on the Company's financial position, operating results or cash flow trends.

(7)  Consolidated Statements of Cash Flows

The following provides additional information concerning cash flow activities:

Three Months Ended March 31                               1997        1996
--------------------------------------------------------------------------

Changes in current asset and current liabilities:
  Accounts receivable                                 $(27,979)   $  7,381
  Materials and supplies                                 7,511       9,889
  Prepayments and Other                                  5,773       1,833
  Purchased gas liability                              (12,476)     18,308
  Accounts payable                                     (35,455)    (12,417)
  Accrued expenses and Other                            56,323      39,153
--------------------------------------------------------------------------
Net change in current assets and current liabilities  $ (6,303)   $ 64,147
==========================================================================
Cash payments:
  Interest (net of capitalized interest)              $ 27,424    $ 29,084
  Income taxes                                        $(48,073)   $  1,000
--------------------------------------------------------------------------

(8)  Litigation

On September 6, 1994, Cost Management Services, Inc. ("Cost Management"), a Mercer Island, Washington, company involved in the purchase and resale of natural gas, filed an action against WNG in District Court. Cost Management alleged that WNG monopolized or attempted to monopolize the market for the sale of natural gas in central western Washington. Cost Management also alleged WNG failed to charge its customers in accordance with the prices, terms and conditions set forth in tariffs filed by WNG with the Washington Commission and that it wrongfully interfered with Cost Management's relationships with its customers. Cost Management sought injunctive relief and damages in an unspecified amount. WNG filed a motion to dismiss the lawsuit, which was granted on May 5, 1995. In dismissing Cost Management's action the court ruled that the state action doctrine provides antitrust immunity for conduct pursuant to a clearly articulated and actively supervised state policy, where unfettered competition is replaced with regulation. In dismissing the federal antitrust claims, the court declined to retain jurisdiction over Cost Management's state law claims, which were dismissed without prejudice. Cost Management then filed its state claims in Superior Court. That case was stayed by agreement of the parties, pending resolution of the federal court action. Cost Management filed an appeal of the federal court dismissal in the Court of Appeals. The parties on November 22, 1995, filed briefs with the Court of Appeals and arguments were presented on August 8, 1996. The Court of Appeals issued a decision which reversed the District Court's dismissal of the case and remanded the case to the District Court for rehearing. The Court of Appeals ruled if Cost Management's claims were assumed to be true for purposes of the Appellate Review, the lower court's dismissal was improper. No ruling was made on the merits of any of Cost Management's claims. Neither the outcome nor the financial exposure from this lawsuit can be predicted at this time.

(9)  Other

In the first quarter of 1997, the Company recorded an income tax refund of $57 million associated with the method of accounting for taxes related to conservation expenditures for the years 1991-1994. The benefit of the tax refund, as a result of an agreement between the Company and the Washington Commission, was passed on to retail customers as a $48.6 million reduction of the PRAM accrued revenue balance. The $48.6 million reduction in revenues was offset by a $17 million decrease in federal income taxes related to the reduction in PRAM revenues, a $26.5 million reduction in federal income taxes as a result of the change in accounting for conservation expenditures, $4.6 million in interest income (net of tax) relating to the tax refund and a $.8 million reduction in other taxes. The overall affect of recording the conservation tax refund and the related PRAM entries was an increase to net income of approximately $.3 million.

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement No. 128"). Statement No. 128 simplifies the standards for computing earnings per share. The Company will adopt Statement No. 128 for the year ending December 31, 1997. Management believes that it will not have a material impact on the computation of earnings per share.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reflects the combined results of the Company, formerly Puget Sound Power & Light Company, and Washington Energy Company.

Net income for the three months ended March 31, 1997, was $30 million on operating revenues of $463.3 million, compared with net income of $66.2 million on operating revenues of $487.1 million for the same period in 1996. Income for common stock was $24.4 million for the first quarter of 1997 compared to $60.7 million for the first quarter of 1996. Earnings per share were $0.29 for the first quarter of 1997 compared to $0.72 for the first quarter of 1996 based on 84.5 million and 84.4 million weighted average common shares outstanding, respectively.

The decrease in net income and earnings per share reflects an after-tax charge of $36.3 million (43 cents per share) for costs related to the merger including transaction expenses, employee separation and system and facilities integration. Net income also includes an after-tax charge of $2.6 million (3 cents per share), to write off the Company's remaining investment in undeveloped coal reserves and related activities in southeastern Montana. Excluding the impact of these charges, continuing operations produced quarterly earnings of $.75 per share, a 4 percent increase compared to combined earnings of $.72 per share for the Company and WECo during the same quarter one year ago.

Total kilowatt-hour sales were 6.8 billion, including 1.1 billion in sales to other utilities, for the first quarter of 1997, compared to 6.7 billion, including 1.0 billion in sales to other utilities, for the first quarter of 1996.

Total gas volumes were 370.2 million therms, including 76.2 million therms in transportation volumes for the three months ended March 31, 1997, compared to 352.6 million therms, including 68.3 million therms of transportation, for the same period in 1996.

The Company's operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers do occur from season to season and from month to month within a season, primarily as a result of weather conditions. The Company normally experiences its highest energy sales in the first and fourth quarters of the year. Electric sales to other utilities also vary by quarter and year depending principally upon water conditions for the generation of hydroelectric power, customer usage and the energy requirements of other utilities.

Temperatures during the three months ended March 31, 1997, averaged 42.5 degrees, compared to a 30-year average of 43.1 degrees and an average of
43.1 degrees during the same period in 1996.

                          Comparative Periods Ending
                       March 31, 1997 vs. March 31, 1996
                             Increase (Decrease)

                                                      Three Month Periods
                                                      -------------------
                                                         (In Millions)

Operating revenue changes
  PRAM revenues                                             $(86.2)
  BPA Residential Purchase & Sale Agreement                   (0.3)
  Sales to other utilities                                     4.7
  Load and other changes                                      50.2
  Gas revenue change                                           7.8
                                                              -----
    Total operating revenue change                           (23.8)

Operating expense changes
  Energy Costs:
    Purchased electricity                                      7.2
    Purchased gas                                              2.5
  Utility operations and maintenance                           3.3
  Other operations and maintenance                            (1.2)
  Depreciation and amortization                                1.8
  Merger costs                                                55.8
  Taxes other than federal income taxes                        0.7
  Federal income taxes                                       (56.3)
                                                              -----
    Total operating expense change                            13.8

Other income                                                   3.1

Interest charges                                              (0.5)
                                                              -----
  Income from continuing operations                         $(34.0)

Discontinued operations                                        2.2
                                                             -----
  Net income change                                         $(36.2)
                                                              ====

The following is additional information pertaining to the changes outlined in the above table.

  Operating Revenues - Electric

  Operating revenues for the three months ended March 31, 1997 include a $48.6 reduction associated with 1991-1994 Conservation IRS tax refund and related interest received in the first quarter. Based on the Company's agreement with the Washington Commission, the benefit of the tax refund was passed on to retail customers as a reduction of the PRAM accrued revenue balance. The $48.6 million reduction in revenues was offset by reductions in federal and state taxes by a reduction in interest expense and an increase in interest income.

  PRAM revenues also decreased in the first quarter of 1997 compared to the prior year due to the elimination of the PRAM effective September 30, 1996, under a stipulated negotiated settlement approved by the Washington Commission. Overcollection of the PRAM which resulted from the pass-through of the tax refunds discussed above, will be refunded to customers in the second quarter of 1997. Also, on September 30, 1996, the Washington Commission issued an order granting a joint motion by the Company and the Washington Commission Staff to transfer annual revenues of $165.5 million which were being collected in PRAM rates to the Company's permanent rate schedules.

  Revenues in 1997 and 1996 were reduced because of the credit that the Company received through the Residential Purchase and Sale Agreement with the Bonneville Power Administration ("BPA"). The agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. On January 29, 1997, the Company and BPA signed a Residential Exchange Termination Agreement. The Agreement ends the Company's participation in the Residential Purchase and Sale agreement with BPA. As part of the Termination Agreement, the Company will receive payments by the BPA of approximately $235 million over five years. Under the rate plan approved by the Washington Commission in its merger order, the Company will continue to reflect, in customers' bills, the current level of Residential Exchange benefits. Over the five year period, it is projected that the Company will credit customers approximately $250 million more than it will receive from BPA. The Company expects the difference will be made up through the general rate increase approved in the merger order and additional reductions in operating expenses.

  Revenues from kilowatt-hour sales, excluding PRAM, were higher in the first quarter of 1997 as compared to the same period in 1996 due to continued growth in the number of customers and slightly colder temperatures in the Company's service territory in the first quarter of 1997 as compared to the same period in 1996.

  Operating Revenues - Gas

  Gas operating revenues for the quarter ended March 31, 1997 increased by $7.8 million from the prior year quarter. Total gas volumes increased 5% from 352.6 million therms to 370.2 million therms. During the quarter, there was some shifting of commercial and industrial customers from interruptible sales to transportation service. This resulted in a decrease in interruptible gas sales revenue from $8.2 million to $6.7 million. In the current rate design, the Company earns the same margin on transportation service as it does on large volume gas sales. The primary reason for the increase in gas sales volumes and gas sales revenues in the quarter ended March 31, 1997, was increased load due to customer growth of approximately 20,000 compared to March 1996 and slightly colder temperatures in the Company's service territory in the first quarter of 1997 as compared to the same period in 1996.

  Operating Expenses

  Purchased electricity expenses increased $7.2 million for the first quarter of 1997 compared to the same period in 1996. The increase was due primarily to decreased credits of $9.7 million associated with the Residential Purchase and Sale Agreement with BPA. The decrease in funding of these credits was partially offset by lower levels of firm purchased power expense.

  Purchased gas expenses increased $2.5 million for the first quarter of 1997 compared to the first quarter of 1996 primarily due to increased volumes of purchases to serve increased customer growth.

  Operations and maintenance expenses increased $2.1 million in the first quarter of 1997 compared to the same period in 1996. The increase was due primarily to a $0.8 million increase in amortization expense associated with the Company's conservation program and a $1.0 million increase in electric distribution expenses related to storm damage restoration repairs.

  Depreciation and amortization expense increased $1.8 million for the first quarter of 1997 from the same period in 1996 due to the effects of new plant placed into service during the past year.

  Merger related costs recorded in the quarter were $55.8 million including amounts related to transaction expenses, employee separation and systems and facilities integration. On an after-tax basis the charge was $36.3 million or 43 cents per share. (See Footnote 2 to the Consolidated Financial Statements)

  Federal income taxes decreased $56.3 million for the first quarter of 1997 from the same period in 1996 due to a number of factors. An IRS tax refund related to the method of accounting for taxes on conservation expenditures decreased federal income taxes by $26.5 million. In addition, there was a $17.0 million reduction associated with a decrease in PRAM revenues of $48.6 million. Merger costs expensed in the first quarter further reduced federal income taxes by $19.3 million. These decreases were partially offset by an increase of $6.1 million due to higher pre-tax operating income from continuing operations.

  AFUDC, which does not represent current cash income, is normally included in other income and as an offset to interest expense. For the three month periods ending March 31, 1997 and March 31, 1996, AFUDC was $1.2 million and $1.5 million, respectively.

  Other Income

  Other income, net of federal income tax, increased $3.1 million in the first quarter of 1997 from the same period in 1996. The increase was due primarily as a result of interest income from the IRS on the Conservation Tax Refund.

  Interest Charges

  Interest charges, which consist of interest and amortization on long-term debt and other interest, decreased $0.5 million for the first quarter of 1997 compared to the same period in 1996 due to lower levels of outstanding short-term debt and lower short-term interest rates.

Construction expenditures (excluding AFUDC and AFUCE) for the first quarter of 1997 were $63.8 million, including $.4 million of energy conservation expenditures, compared to $50.0 million, including $1.7 million of energy conservation expenditures, for the first quarter of 1996. Construction expenditures (excluding AFUDC and AFUCE) for 1997 and 1998 are expected to be $247 million and $249 million, respectively. Cash provided by operations (net of dividends, AFUDC and AFUCE) as a percentage of construction expenditures (excluding AFUDC and AFUCE) were 130% and 297% for the first quarters of 1997 and 1996, respectively. Construction expenditure estimates are subject to periodic review and adjustment.

On March 31, 1997, the Company had available $401.5 million in lines of credit with various banks, which provide credit support for outstanding commercial paper of $249.9 million, effectively reducing the available borrowing capacity under these lines of credit to $151.6 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements.

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement No. 128"). Statement No. 128 simplifies the standards for computing earnings per share. The Company will adopt Statement No. 128 for the year ending December 31, 1997. Management believes that it will not have a material impact on the computation of earnings per share.

PART II - OTHER INFORMATION
ITEM 1  - LEGAL PROCEEDINGS

Contingencies arising out of the normal course of the Company's business, exist at March 31, 1997. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibit is filed herewith:

         27    Financial Data Schedule

    (b)   Reports on Form 8-K

           1. Form 8-K dated February 10, 1997, Item 2 - Acquisition or Disposition of Assets, announcing final approval by the Boards of Directors to merge Washington Energy Company and Puget Sound Power & Light Company following regulatory approval. Also, announcing that public trading of Puget Sound Energy common stock would begin on Tuesday, February 11, 1997 under the NYSE symbol, PSD.

           2. Form 8-K dated February 25, 1997, Item 5 - Other Events, related to Puget Sound Energy, Inc. and the Montana Power Company signing agreements settling and dismissing a pending litigation matter and resolving two arbitrable disputes regarding coal prices.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PUGET SOUND ENERGY, INC.


                                             James W. Eldredge
                                        _____________________________
                                             James W. Eldredge
                                        Corporate Secretary and Controller

Date: May 15, 1997                      Chief accounting officer and officer
                                        duly authorized to sign this report
                                        on behalf of the registrant