Form 10-Q
period 1997-06-30
PUGET SOUND ENERGY INC
filed 1997-08-14
CIK 81100

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q


         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1997

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

                        Yes /X/        No / /

The number of shares of registrant's common stock outstanding at July 31, 1997 was 84,560,805.

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          PUGET SOUND ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended June 30,                                             1996
(Thousands except shares and per share amounts)            1997     Restated
-------------------------------------------------     ---------    ---------
                                                            (Unaudited)
OPERATING REVENUES:
  Electric                                           $  269,977   $  257,318
  Gas                                                    71,930       78,694
  Other                                                  10,711        7,808
                                                      ---------    ---------
    Total operating revenue                             352,618      343,820
                                                      ---------    ---------
OPERATING EXPENSES:
Energy costs:
  Purchased electricity                                 111,324       96,862
  Purchased gas                                          29,384       33,395
Utility operations and maintenance                       72,490       66,014
Other operations and maintenance                          5,904        7,114
Depreciation and amortization                            38,131       36,378
Taxes other than federal income taxes                    35,328       34,922
Federal income taxes                                     14,824       16,048
                                                      ---------    ---------
    Total operating expenses                            307,385      290,733
                                                      ---------    ---------

OPERATING INCOME                                         45,233       53,087

OTHER INCOME                                             17,804          (33)
                                                      ---------    ---------
INCOME BEFORE INTEREST CHARGES                           63,037       53,054

INTEREST CHARGES                                         29,597       29,256
                                                      ---------    ---------
INCOME FROM CONTINUING OPERATIONS                        33,440       23,798

DISCONTINUED OPERATIONS                                      --         (327)
                                                      ---------    ---------
NET INCOME                                               33,440       23,471
Less: Preferred stock dividends accrual                   5,415        5,518
                                                      ---------    ---------
INCOME FOR COMMON STOCK                              $   28,025   $   17,953
                                                      =========    =========
COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE         84,561,055   84,441,732
                                                     ==========   ==========
EARNINGS (LOSS) PER COMMON SHARE:
    From continuing operations                       $     0.33   $     0.22
    From discontinued operations                             --        (0.01)
                                                      ---------    ---------
EARNINGS  PER COMMON SHARE                           $     0.33   $     0.21
                                                      =========    =========

The accompanying notes are an integral part of the financial statements.

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          PUGET SOUND ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30,                                               1996
(Thousands except shares and per share amounts)            1997     Restated
-------------------------------------------------     ---------    ---------
                                                            (Unaudited)
OPERATING REVENUES:
  Electric                                           $  569,545   $  588,326
  Gas                                                   228,419      227,367
  Other                                                  18,070       15,335
                                                      ---------    ---------
    Total operating revenue                             816,034      831,028
                                                      ---------    ---------
OPERATING EXPENSES:
Energy costs:
  Purchased electricity                                 241,644      219,962
  Purchased gas                                         101,345      102,860
Utility operations and maintenance                      145,268      135,685
Other operations and maintenance                         11,745       14,111
Depreciation and amortization                            76,568       72,809
Merger and related costs                                 55,789           --
Taxes other than federal income taxes                    81,475       80,429
Federal income taxes                                        (81)      57,434
                                                      ---------    ---------
    Total operating expenses                            713,753      683,290
                                                      ---------    ---------

OPERATING INCOME                                        102,281      147,738

OTHER INCOME                                             22,707        1,448
                                                      ---------    ---------
INCOME BEFORE INTEREST CHARGES                          124,988      149,186

INTEREST CHARGES                                         58,940       58,772
                                                      ---------    ---------
INCOME FROM CONTINUING OPERATIONS                        66,048       90,414

DISCONTINUED OPERATIONS                                  (2,622)        (746)
                                                      ---------    ---------
NET INCOME                                               63,426       89,668
Less: Preferred stock dividends accrual                  10,963       11,016
                                                      ---------    ---------
INCOME FOR COMMON STOCK                              $   52,463   $   78,652
                                                      =========    =========
COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE         84,559,600   84,420,233
                                                     ==========   ==========
EARNINGS (LOSS) PER COMMON SHARE:
    From continuing operations                       $     0.65   $     0.94
    From discontinued operations                          (0.03)       (0.01)
                                                      ---------    ---------
EARNINGS  PER COMMON SHARE                           $     0.62   $     0.93
                                                      =========    =========

The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                                 December 31
                                                       June 30          1996
(Dollars in Thousands)                                    1997      Restated
-------------------------------------------------    ---------     ---------
                                                           (Unaudited)
UTILITY PLANT:
  Electric                                           $3,533,035   $3,479,653
  Gas                                                 1,195,794    1,129,849
Less: Accumulated depreciation and amortization      (1,551,813)  (1,493,024)
                                                      ---------    ---------
    Net utility plant                                 3,177,016    3,116,478
                                                      ---------    ---------

OTHER PROPERTY AND INVESTMENTS:
  Investment in Bonneville Exchange Power Contract       82,881       86,772
  Investment in Cabot                                    70,496       69,352
  Subsidiary properties and investments                  70,637       80,770
  Other                                                  38,262       43,105
                                                      ---------    ---------
    Total other property and investments                262,276      279,999
                                                      ---------    ---------

CURRENT ASSETS:
  Cash                                                   18,898        4,335
  Accounts receivable                                   213,524      263,245
  Less: Allowance for doubtful accounts                  (2,304)      (1,700)
  Materials and supplies, at average cost                57,699       61,638
  Prepayments and other                                   4,664       10,458
  PRAM accrued revenues                                      --       40,470
                                                      ---------    ---------
    Total current assets                                292,481      378,446
                                                      ---------    ---------

LONG-TERM ASSETS:
  Regulatory asset for deferred income taxes            271,988      242,454
  Unamortized energy conservation charges                41,599       44,673
  Other                                                 133,887      165,420
                                                      ---------    ---------
    Total long-term assets                              447,474      452,547
                                                      ---------    ---------
TOTAL ASSETS                                         $4,179,247   $4,227,470
                                                      =========    =========










The accompanying notes are an integral part of the financial statements.

                          PUGET SOUND ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS

                        CAPITALIZATION AND LIABILITIES

                                                                 December 31
                                                       June 30          1996
(Dollars in Thousands)                                    1997      Restated
-------------------------------------------------    ---------     ---------
                                                           (Unaudited)

CAPITALIZATION:

  Common shareholders' investment:
    Common stock, $10 stated value,
    150,000,000 shares authorized,
    84,560,844 and 84,511,270 shares outstanding    $  845,608    $  845,113
  Additional paid-in capital                           447,814       446,909
  Earnings reinvested in the business                   76,710        86,355
                                                     ---------     ---------
                                                     1,370,132     1,378,377
Preferred stock not subject to
    mandatory redemption                               200,037       215,000
Preferred stock subject to
    mandatory redemption                                86,640        87,839
Corporation obligated, mandatorily redeemable
    preferred securities of subsidiary
    trust holding solely junior subordinated
    debentures of the corporation                      100,000           --
Long-term debt                                       1,162,686     1,165,584
                                                     ---------     ---------
    Total capitalization                             2,919,495     2,846,800
                                                     ---------     ---------
CURRENT LIABILITIES:
  Accounts payable                                      77,132        95,736
  Short-term debt                                      104,673       298,122
  Current maturities of long-term debt                 102,894       102,842
  Purchased gas liability                               16,673        41,368
Accrued expenses:
    Taxes                                               99,934        57,419
    Salaries and wages                                  21,719        28,215
    Interest                                            30,424        27,173
    Other                                               34,194        49,126
                                                     ---------     ---------
    Total current liabilities                          487,643       700,001
                                                     ---------     ---------

DEFERRED INCOME TAXES                                  616,999       586,661
                                                     ---------     ---------
OTHER DEFERRED CREDITS                                 155,110        94,008
                                                     ---------     ---------
TOTAL CAPITALIZATION AND LIABILITIES                $4,179,247    $4,227,470
                                                     =========     =========




The accompanying notes are an integral part of the financial statements.

                           PUGET SOUND ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended June 30
                                                                        1996
(Dollars in Thousands)                                    1997      Restated
-------------------------------------------------    ---------     ---------
                                                           (Unaudited)
OPERATING ACTIVITIES:
--------------------
Net income                                            $ 63,426     $ 86,158
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Pre-tax loss on writedown of coal properties           4,044           --
  Depreciation and amortization                         76,568       73,127
  Deferred income taxes and tax credits - net            1,845        5,137
  PRAM accrued revenues                                 40,737       36,565
  Other                                                 88,489       (8,862)
  Change in certain current assets
   and liabilities (Note c)                             21,953       82,882
---------------------------------------------------------------------------
    Net Cash Provided by Operating Activities          297,062      275,007
---------------------------------------------------------------------------

INVESTING ACTIVITIES:
--------------------
Construction expenditures - excluding equity AFUDC    (115,742)    (110,005)
Additions to energy conservation program                  (508)      (3,323)
Other                                                   15,975       (7,327)
---------------------------------------------------------------------------
    Net Cash Provided (Used) by
      Investing Activities                            (100,275)    (120,655)
---------------------------------------------------------------------------

FINANCING ACTIVITIES:
--------------------
Decrease in short-term debt                           (181,890)     (51,719)
Dividends paid                                         (83,907)     (78,138)
Issuance of common and preferred securities            100,070        1,858
Issuance of bonds                                           --           17
Redemption of bonds and notes                               --     (35,001)
Redemption of preferred stock                          (15,788)      (1,199)
Issue costs of bonds and stock                            (748)         (18)
---------------------------------------------------------------------------
    Net Cash Used by  Financing Activities            (182,263)    (164,200)
---------------------------------------------------------------------------
Increase (Decrease) in Cash                             14,524       (9,848)
Cash at Beginning of year                                4,335      21,813
Adjustment to conform fiscal year of WECo                   39       (1,623)
---------------------------------------------------------------------------
Cash at End of Period                                 $ 18,898     $ 10,342
===========================================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF CONSOLIDATION POLICY

The consolidated financial statements include the accounts of Puget Sound Energy, Inc. ("the Company"), formerly Puget Sound Power & Light Company ("PSPL"), and its wholly-owned subsidiaries, after elimination of all significant intercompany items and transactions.

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

Effective with the merger, WECo's 1996 fiscal year-end was changed from September 30 to December 31 to conform to the Company's year-end. Accordingly, WECo's operations for the three months ended December 31, 1996, have been reported as an adjustment of $10.8 million to consolidated retained earnings in the first quarter of 1997. WECo's revenues for the three months ended December 31, 1996, were $148.6 million, net income was $16.9 million, common stock issued was $1.0 million and common stock dividends declared were $6.1 million for the same period.

(2)  MERGER WITH WASHINGTON ENERGY COMPANY

Effective February 10, 1997, WECo and its wholly-owned subsidiary, Washington Natural Gas Company ("WNG") were merged into PSPL which then changed its name to Puget Sound Energy, Inc.

Pursuant to the Agreement and Plan of Merger ("Merger Agreement") between the two companies, each share of WECo common stock was exchanged for 0.86 share of the Company's common stock (approximately 20,921,000 shares of Company stock were issued). On February 10, 1997, the Company increased the number of authorized shares to 150,000,000. Based on the capitalization of the Company and WECo on February 10, 1997, holders of the Company's and WECo's common stock held approximately 75% and 25% respectively, of the aggregate number of outstanding shares of the merged company's common stock. In accordance with the Merger Agreement, the preferred stock of Washington Natural Gas Company, a wholly-owned subsidiary of WECo, was converted into preferred shares of the merged company. The merger has been structured as a tax-free exchange of shares, and has been accounted for as a pooling of interests for financial statement purposes.
The Merger Agreement approvorder approving the merger, issued by the Washington Commission, contains a rate plan that is designed to provide a five-year period of rate certainty for customers and provide the Company with an opportunity to achieve a reasonable return on investment. As required under the stipulated settlementmerger order, the Company filed tariffs, effective February 8, 1997, that resulted in an average electric rate decrease of 5.6% related to the termination of the Periodic Rate Adjustment Mechanism ("PRAM"), and an increase in electric general rates of between 1.0% and 2.5%, depending on rate class. The general rate increase has a positive impact on earnings while the decrease related to the PRAM does not affect earnings because all previously accrued PRAM revenues were fully collected. The net impact on customer rates was an average rate decrease of 3.7%, including a decrease in residential rates of 3.24%. General electric rates for residential and industrial customers will increase by 1.5% on January 1 of each of the four following years, while those for small commercial customers will increase by 1.0% in each of the following three years. General rates for all classes of natural gas customers will remain unchanged until January 1, 1999, when they will decrease sufficiently to reduce utility margin by 1 percent.

In connection with the merger, the Company recognized direct and indirect merger-related expenses of $55.8 million during the first quarter of 1997. The charge consisted primarily of severance costs of $15.5 million, benefit-related curtailment costs of $9.1 million, transaction costs of $13.7 million and systems and facilities integration costs of $7.2 million. The nonrecurring charge reduced net income by approximately $36.3 million ($0.43 per share) in the six months ended June 30, 1997. In addition, merger related costs of $4.8 million were recognized in the fourth quarter of 1996 by PSPL.

(3)  EARNINGS PER COMMON SHARE

Earnings per common share for the three and six months ended June 30, 1997 and 1996 have been computed by dividing income for common stock by the weighted average number of common shares outstanding after adjusting WECo's historical amounts for the conversion into .86 shares of the Company's common stock.

(4)  UNAMORTIZED ENERGY CONSERVATION COSTS

Certain of the Company's energy conservation expenditures are accumulated as unamortized conservation charges. These costs are amortized over various future periods up to ten years at the direction of the Washington Commission. The Company's total remaining unamortized conservation balance at June 30, 1997, was $41.6 million. On August 6, 1997, the Company sold its remaining $35.2 million unamortized investment in customer-owned energy conservation measures to a grantor trust. The proceeds of the sale were used to pay down short-term debt. The Company recognized no gain or loss on the sale.

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

(6)  Consolidated Statements of Cash Flows

The following provides additional information concerning cash flow activities:

Six Months Ended June 30                                  1997        1996
--------------------------------------------------------------------------

Changes in current asset and current liabilities:
  Accounts receivable                                 $ 69,993    $ 67,361
  Materials and supplies                                    40      11,726
  Prepayments and Other                                  6,567       2,718
  Purchased gas liability                              (19,168)     19,684
  Accounts payable                                     (40,635)     (8,530)
  Accrued expenses and Other                             5,156     (10,077)
--------------------------------------------------------------------------
Net change in current assets and current liabilities  $ 21,953    $ 82,882
==========================================================================
Cash payments:
  Interest (net of capitalized interest)              $ 56,595    $ 59,133
  Income taxes                                        $(48,684)   $ 41,000
--------------------------------------------------------------------------

(7)  Other

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

On June 26, 1997, the Company received a $48.9 million payment from the Internal Revenue Service ("IRS") with regard to the abandonment of terminated nuclear project ("WNP-3") of the Washington Public Power Supply System. The $48.9 million was comprised of a tax refund in the amount of $24 million and interest owed the Company by the IRS in the amount of $24.9 million. The Company did not take a federal income tax deduction for the abandoned plant in 1985 because the Company exchanged the investment in WNP-3 for a power contract in settlement of its lawsuit against BPA and did not believe the IRS would allow the deduction. However, the Company did file a protective claim with the IRS pending the outcome of the IRS ruling related to the WNP-3 abandonment deductions claimed by other investor-owned utilities involved. The IRS subsequently ruled that the investor-owned utilities could take the WNP-3 investment as an abandoned plant deduction. The Company recorded, in June 1997, the tax refund together with a corresponding deferred tax liability and interest income of $13.6 million after tax.
In June 1997, Puget Sound Energy Capital Trust I issued $100 million principal amount of 8.231% Capital Securities. The proceeds from the sale of the Capital Securities were invested in 8.231% Junior Subordinated Deferrable Interest Debentures issued by the Company, which are scheduled to mature on June 1, 2027. The accounts of Puget Sound Energy Capital Trust I have been consolidated with the Company.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128"). Statement No. 128 will change the computation, presentation and disclosure requirements for earnings per share. Statement No. 128 is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. Management believes that Statement No. 128 will not have a material impact on the computation of earnings per share.

On June 30, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of Statement No. 130.

On June 30, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"). Statement No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Statement No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of Statement No. 131.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reflects the combined results of the Company, formerly Puget Sound Power & Light Company, and Washington Energy Company.

Net income for the three months ended June 30, 1997, was $33.4 million on operating revenues of $352.6 million, compared with net income of $23.5 million on operating revenues of $343.8 million for the same period in 1996. Income for common stock was $28.0 million for the second quarter of 1997 compared to $18.0 million for the second quarter of 1996. Earnings per common share were $0.33 for the second quarter of 1997 compared to $0.21 for the second quarter of 1996 based on 84.6 million and 84.4 million weighted average common shares outstanding, respectively.

The increase in net income and earnings per share for the three months ended June 30, 1997, includes after-tax interest income of $13.6 million (16 cents per share) associated with income tax refunds on amended returns for prior years. Excluding the interest income related to the tax refunds, income for common stock from continuing operations was $14.4 million (17 cents per share) for the second quarter compared to $18.3 million (22 cents per share) or a decrease of 21.3% from the same period in 1996. The decrease from 1996 is a result of increased electric energy costs and higher operations and maintenance expense.

For the first six months of 1997, net income was $63.4 million on operating revenues of $816.0 million, compared with net income of $89.7 million on operating revenues of $831.0 million for the corresponding period in 1996. Income for common stock was $52.5 million for the first half of 1997 and $78.7 million for the same period in 1996. Earnings per common share were $0.62 for the six months ended June 30, 1997 and $0.93 for the same period in 1996 based on 84.6 million and 84.4 million weighted average common shares outstanding, respectively.

The decrease in net income and earnings per share for the first six months of 1997 reflects an after-tax charge of $36.3 million (43 cents per share) for costs related to the merger including transaction expenses, employee separation and system and facilities integration. Net income also includes an after-tax charge of $2.6 million (3 cents per share), to write off the Company's remaining investment in undeveloped coal reserves and related activities in southeastern Montana. These charges were partially offset by the aforementioned interest income related to income tax refunds. Excluding the impact of these charges and credits to income, continuing operations for the first six months of 1997 produced earnings of $.92 per share, a slight decrease compared to combined earnings of $.94 per share for the Company and WECo during the same six month period last year.

Total kilowatt-hour sales were 6.0 billion, including 1.3 billion in sales to other utilities, for the second quarter of 1997, compared to 5.4 billion, including 0.8 billion in sales to other utilities, for the second quarter of 1996. For the six month periods ended June 30, 1997 and 1996, total kilowatt-hour sales were 12.8 billion, including 2.4 billion in sales to other utilities, and 12.1 billion, including 1.8 billion in sales to other utilities, respectively.

Total gas sales in the second quarter were $71.9 million compared to $78.7 million in the second quarter of 1996, a decrease of 8.6% on a 4.3% decrease in gas volumes sold and transported. Total gas sales for the six months ended June 30, 1997, were $228.4 million compared to $227.4 million in the six months ended June 30, 1996, an increase of .4% on a 1.7% increase in gas volumes sold and transported.
The Company's operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by customers do occur from season to season and from month to month within a season, primarily as a result of changing weather conditions. The Company normally experiences its highest energy sales in the first and fourth quarters of the year. Electric sales to other utilities also vary by quarter and year depending principally upon water conditions for the generation of hydroelectric power, customer usage, energy requirements of other utilities and market conditions.

Temperatures during the three months ended June 30, 1997, averaged 55.3 degrees, compared to a 30-year average of 55.1 degrees and an average of 54.4 degrees during the same period in 1996. Temperatures during the six months ended June 30, 1997, averaged 48.7 degrees, compared to a 30-year average of
49.1 degrees and an average of 48.8 degrees during the first half of 1996.

                           Comparative Periods Ending
                         June 30, 1997 vs. June 30, 1996
                              Increase (Decrease)

                                                      Three           Six
                                                      Month         Month
                                                     Period        Period
                                                      -------------------
                                                         (In Millions)
Operating revenue changes
  PRAM revenues                                     $ (41.1)      $(127.3)
  BPA Residential Purchase & Sale Agreement             0.6            .3
  Sales to other utilities                             10.8          15.5
  Load and other changes                               45.3          95.5
  Gas revenue change                                   (6.8)          1.0
                                                       ----          -----
    Total operating revenue change                      8.8         (15.0)

Operating expense changes
  Energy costs:
    Purchased electricity                              14.4          21.7
    Purchased gas                                      (4.0)         (1.5)
  Utility operations and maintenance                    6.4           9.6
  Other operations and maintenance                     (1.2)         (2.4)
  Depreciation and amortization                         1.8           3.8
  Merger costs                                          -.-          55.8
  Taxes other than federal income taxes                  .4           1.0
  Federal income taxes                                 (1.2)        (57.5)
                                                      -----         -----
    Total operating expense change                     16.6          30.5

Other income                                           17.8          21.3

Interest charges                                         .3            .2
                                                      -----         -----

  Income from continuing operations                 $   9.7       $ (24.4)

Discontinued operations                                 (.3)          1.8
                                                      -----         -----

  Net income change                                 $  10.0       $ (26.2)
                                                      =====         =====

The following is additional information pertaining to the changes outlined in the above table.

  Operating Revenues - Electric

  Electric operating revenues for both the three and six month periods ended June 30, 1997, increased compared to the same period in 1996 due to continued growth in the number of electric customers and a general rate increase effective February 8, 1997, of between 1.0% and 2.5% depending on rate class.

  Electric operating revenues for the six months ended June 30, 1997 include a $48.6 reduction due to the IRS tax refund and related interest received in the first quarter associated with conservation expenditures for the years 1991-1994. Based on the Company's agreement with the Washington Commission, the benefit of the tax refund was passed on to retail customers as a reduction of the PRAM accrued revenue balance. The $48.6 million reduction in revenues was offset by reductions in federal and state taxes, by a reduction in interest expense and an increase in interest income.

  PRAM revenues also decreased in 1997 compared to the prior year due to the elimination of the PRAM effective September 30, 1996, under a stipulated negotiated settlement approved by the Washington Commission. Overcollection of the PRAM which resulted from the pass-through of the conservation tax refunds discussed above, was refunded to customers in the second quarter of 1997. Also, on September 30, 1996, the Washington Commission issued an order granting a joint motion by the Company and the Washington Commission Staff to transfer annual revenues of $165.5 million which were being collected in PRAM rates to the Company's permanent rate schedules.

  Revenues in 1997 and 1996 were reduced because of the credit that the Company received through the Residential Purchase and Sale Agreement with the Bonneville Power Administration ("BPA"). The agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. On January 29, 1997, the Company and BPA signed a Residential Exchange Termination Agreement. The Agreement ends the Company's participation in the Residential Purchase and Sale agreement with BPA. As part of the Termination Agreement, the Company will receive payments by the BPA of approximately $235 million over five years. Under the rate plan approved by the Washington Commission in its merger order, the Company will continue to reflect, in customers' bills, the current level of Residential Exchange benefits. Over the five year period, it is projected that the Company will credit customers approximately $250 million more than it will receive from BPA. The Company expects the difference will be made up through a series of annual electric customer general rate increases approved in the merger order and additional reductions in operating expenses. Revenues were reduced by $22.2 million and $56.4 million during the three and six month periods ended June 30, 1997, respectively, as a result of BPA Residential Exchange Credits which were partially offset by reductions in purchase power costs of $14.3 million and $36.9 million for the three and six month periods ended June 30, 1997, respectively, representing BPA Residential Exchange benefits in accordance with the Residential Exchange Termination Agreement.

  Operating Revenues - Gas

  Gas operating revenues for the quarter ended June 30, 1997 decreased by $6.8 million or 8.6% from the prior year quarter. Total gas volumes decreased 4.2% from 195.3 million therms to 187.0 million therms. During the quarter, there was some shifting of commercial and industrial customers from firm sales to transportation service. In the current rate design, the Company earns the same margin on transportation service as it does on large volume gas sales. Gas sales were adversely impacted in the second quarter by warmer temperatures in 1997 as compared to 1996. The average temperature during the quarter ended June 30, 1997, was 55.3 degrees as compared to an average of 54.4 degrees during the quarter ended June 30, 1996.

  Gas sales margin (regulated utility sales less the cost of gas sold) of $42.5 million declined by $2.8 million compared to the same quarter last year.

  For the six months ended June 30, 1997, gas revenues of $228.4 million increased $1.0 million from the prior year while total gas volumes increased 1.7%. Gas margin for the six months increased by $2.6 million or 2.1% due primarily to a 4.2% increase in the average number of gas customers.

  Operating Expenses

  Purchased electricity expenses increased $14.4 million and $21.7 million for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996. The increase was due primarily to decreased credits associated with the Residential Purchase and Sale Agreement with BPA and increased secondary purchases from power marketers.

  Purchased gas expenses decreased $4.0 million for the three months ended June 30, 1997, and $1.5 million for the six months ended June 30, 1997, compared to the prior year primarily due to reduced purchases to serve gas customers as a result of warmer weather in May 1997.

  Operations and maintenance expenses increased $5.2 million and $7.2 million for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996. The increase was due primarily to transition activities, costs of fuel used for electric generation, increased amortization expense associated with the Company's conservation program and transmission and distribution system maintenance.

  Depreciation and amortization expense increased $1.8 million and $3.8 million for the three and six month periods June 30, 1997, respectively, from the same periods in 1996 due to the effects of new plant placed into service during the past year.

  Merger related costs recorded in the six months ended June 30, 1997, were $55.8 million including amounts related to transaction expenses, employee separation and systems and facilities integration. On an after-tax basis the charge was $36.3 million or 43 cents per share during the first six months of 1997. (See Footnote 2 to the Consolidated Financial Statements.)

  Federal income taxes decreased $1.2 million for the three months ended June 30, 1997, compared to the same period in 1996, due to lower pre-tax operating income from continuing operations for the quarter.

  Federal income taxes decreased $57.5 million for the six months ended June 30, 1997 from the same period in 1996 due to a number of factors. A federal income tax refund related to the method of accounting for taxes on conservation expenditures during the first quarter decreased federal income taxes by $26.5 million. In addition, there was a $17.0 million reduction associated with a decrease in PRAM revenues of $48.6 million. Merger costs expensed in the first quarter further reduced federal income taxes by $19.3 million. These decreases were partially offset by an increase of $5.3 million due to higher pre-tax operating income from continuing operations.

  Other Income

  Other income, net of federal income tax, increased $17.8 million and $21.3 million for the three months and six months periods ending June 30, 1997, respectively from the same periods in 1996. The increases were due primarily to interest income received from the IRS on tax refunds for prior years in connection with a plant abandonment loss, conservation tax refunds and certain additional research and experimental credits claimed for tax purposes.

  Interest Charges

  Interest charges, which consist of interest and amortization on long-term debt and other interest, increased slightly for the three and six month periods ended June 30, 1997, as compared to the same periods in 1996, due to higher levels of short-term debt and higher interest rates.

Construction expenditures (excluding Allowance for Funds Used During Construction("AFUDC") and Allowance for Funds Used to Conserve Energy ("AFUCE")) for the second quarter of 1997 were $50.2 million, including $.1 million of energy conservation expenditures, compared to $58.0 million, including $1.2 million of energy conservation expenditures, for the second quarter of 1996. Year-to-date construction expenditures (excluding AFUDC and AFUCE) totaled $114.0 million, including $.5 million of conservation expenditures, compared to $105 million, including $2.7 million of conservation expenditures, for the same period in 1996. Construction expenditures (excluding AFUDC and AFUCE) for 1997 and 1998 are expected to be $247 million and $249 million, respectively. Construction expenditure estimates are subject to periodic review and adjustment.

On June 30, 1997, the Company had available $400.0 million in lines of credit with various banks, which provide credit support for outstanding commercial paper in the amount of $22.7 million, effectively reducing the available borrowing capacity under these lines of credit to $377.3 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these uncommitted arrangements.

For a discussion of Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share", see Note 7 to the Consolidated Financial Statements.

For a discussion of FASB Statement No. 130, "Comprehensive Income", see Note 7 to the Consolidated Financial Statements.

For a discussion of FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information", see Note 7 to the Consolidated Financial Statements.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Contingencies arising out of the normal course of the Company's business, exist at June 30, 1997. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting held on May 19, 1997, the following persons were elected as directors: Robert C. Dryden, Sally G. Narodick, Charles W. Bingham, Donald J. Covey, John W. Ellis, Tomio Moriguchi and Richard R. Sonstelie. Each of the directors received at least 97% of the total of 69.3 million shares cast.

In addition, the Company's Employee Stock Purchase Plan was approved by a vote of 65.5 million shares of Common Stock out of a total of 69.3 million shares cast.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed herewith:

           3    Puget Sound Energy company by-laws adopted May 19, 1997.

           4.1 Indenture between Puget Sound Energy, Inc. and the First National Bank of Chicago, dated June 6, 1997.

           4.2  Amended and Restated Declaration of Trust between
                Puget Sound Energy Capital Trust I and the First
                National Bank of Chicago, dated June 6, 1997.

           4.3 Series A Capital Securities Guarantee Agreement between Puget Sound Energy, Inc. and the First National Bank of Chicago, dated June 6, 1997.

           4.4  Registration Rights Agreement between Puget Sound
                Energy, Inc., Puget Sound Energy Capital Trust I and Smith Barney, Inc., Goldman Sachs & Co., and Salomon Brothers Inc., as initial purchasers, dated June 6, 1997.

           4.5 Liquidated Damages Agreement between Puget Sound Energy, Inc., Puget Sound Energy Capital Trust I and Smith Barney, Inc., Goldman Sachs & Co., and Salomon
                Brothers Inc., dated June 6, 1997.

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

                                           PUGET SOUND ENERGY, INC.


                                             James W. Eldredge
                                        _____________________________
                                             James W. Eldredge
                                        Corporate Secretary and Controller

Date: August 14, 1997                   Chief accounting officer and officer
                                        duly authorized to sign this report
                                        on behalf of the registrant