Form 10-Q/A
period 1997-03-31
PUGET SOUND ENERGY INC
filed 1997-11-14
CIK 81100

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

                        Yes /X/        No / /


The number of shares of registrant's common stock outstanding at October 31, 1997 was 84,560,689.

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          PUGET SOUND ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
               (Thousands except shares and per share amounts)
                                 (Unaudited)

                                                                                Pro Forma
Three Months Ended March 31                                1997         1996    1996
                                                                                (Note 1)
-------------------------------------------------     ---------    ---------    ---------
OPERATING REVENUES:
  Electric                                           $  299,569   $  331,009    $  331,009
  Gas                                                   156,488      120,525       148,673
  Other                                                   7,262        7,757         7,402
                                                      ---------    ---------    ---------
    Total operating revenue                             463,319      459,291       487,084
                                                      ---------    ---------    ---------
OPERATING EXPENSES:
Energy costs:
  Purchased electricity                                 128,987      121,783       121,783
  Purchased gas                                          71,961       55,777        69,465
Utility operations and maintenance                       74,112       70,700        70,829
Other operations and maintenance                          5,977        7,377         7,165
Depreciation and amortization                            38,423       36,573        36,586
Merger and related costs                                 55,789           --            --
Taxes other than federal income taxes                    46,147       43,357        45,507
Federal income taxes                                    (14,905)      36,639        41,403
                                                      ---------    ---------    ---------
    Total operating expenses                            406,491      372,206       392,738
                                                      ---------    ---------    ---------

OPERATING INCOME                                         56,828       87,085        94,346

OTHER INCOME                                              4,884        1,419         1,822
                                                      ---------    ---------    ---------
INCOME BEFORE INTEREST CHARGES                           61,712       88,504        96,168

INTEREST CHARGES                                         29,104       29,928        29,552
                                                      ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS                        32,608       58,576        66,616

DISCONTINUED OPERATIONS                                  (2,622)         267          (419)
                                                      ---------    ---------    ---------
NET INCOME                                               29,986       58,309        66,197
Less: Preferred stock dividends accrual                   5,549        5,498         5,498
                                                      ---------    ---------    ---------
INCOME FOR COMMON STOCK                              $   24,437   $   52,811    $   60,699
                                                     ==========   ==========    ==========
COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE         84,453,754   84,349,661    84,401,330
                                                     ==========   ==========    ==========
EARNINGS (LOSS) PER COMMON SHARE:
    From continuing operations                       $     0.32   $     0.63    $     0.72
    From discontinued operations                          (0.03)          --            --
                                                     ----------    ---------    ----------
EARNINGS  PER COMMON SHARE                           $     0.29   $     0.63    $     0.72
                                                     ==========   ==========    ==========

The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                            ASSETS

                                                      March 31   December 31
                                                          1997          1996
-------------------------------------------------    ---------     ---------
UTILITY PLANT:
  Electric                                           $3,508,814   $3,479,652
  Gas                                                 1,175,573    1,129,849
Less: Accumulated depreciation and amortization      (1,522,328)  (1,493,024)
                                                      ---------    ---------
    Net utility plant                                 3,162,059    3,116,477
                                                      ---------    ---------

OTHER PROPERTY AND INVESTMENTS:
  Investment in Bonneville Exchange Power Contract       84,840       86,772
  Investment in Cabot                                    70,506       69,014
  Subsidiary properties and investments                  85,786       80,770
  Other                                                  28,265       43,444
                                                      ---------    ---------
    Total other property and investments                269,397      280,000
                                                      ---------    ---------

CURRENT ASSETS:
  Cash                                                      878        4,335
  Accounts receivable                                   312,031      263,245
  Less: Allowance for doubtful accounts                  (2,775)      (1,700)
  Materials and supplies, at average cost                50,228       61,638
  Prepayments and other                                   5,159       10,458
  PRAM accrued revenues                                     --        40,470
                                                      ---------    ---------
    Total current assets                                365,521      378,446
                                                      ---------    ---------

LONG-TERM ASSETS:
  Regulatory asset for deferred income taxes            275,672      242,454
  Unamortized energy conservation charges                43,563       44,673
  Other                                                 152,168      165,420
                                                      ---------    ---------
    Total long-term assets                              471,403      452,547
                                                      ---------    ---------
TOTAL ASSETS                                         $4,268,380   $4,227,470
                                                      =========    =========










The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                        CAPITALIZATION AND LIABILITIES


                                                      March 31   December 31
                                                          1997          1996
-------------------------------------------------    ---------     ---------

CAPITALIZATION:

  Common shareholders' investment:
    Common stock, $10 stated value,
    150,000,000 shares authorized,
    84,561,306 and 84,511,245 shares
    outstanding                                     $  845,613    $  845,112
  Additional paid-in capital                           447,446       446,910
  Earnings reinvested in the business                   87,714        86,355
                                                     ---------     ---------
                                                     1,380,773     1,378,377
Preferred stock not subject to
    mandatory redemption                               215,000       215,000
  Preferred stock subject to
    mandatory redemption                                86,640        87,839
  Long-term debt                                     1,165,595     1,165,584
                                                     ---------     ---------
    Total capitalization                             2,848,008     2,846,800
                                                     ---------     ---------
CURRENT LIABILITIES:
  Accounts payable                                      82,312        95,736
  Short-term debt                                      249,886       298,122
  Current maturities of long-term debt                  99,948       100,062
  Purchased gas liability                               23,366        41,368
  PRAM over-collections                                 17,000            --
  Accrued expenses:
    Taxes                                              116,422        57,419
    Salaries and wages                                  20,545        28,215
    Interest                                            30,101        27,173
    Other                                               70,102        51,906
                                                     ---------     ---------
    Total current liabilities                          709,682       700,001
                                                     ---------     ---------

DEFERRED INCOME TAXES                                  605,994       586,661
                                                     ---------     ---------
OTHER DEFERRED CREDITS                                 104,696        94,008
                                                     ---------     ---------
TOTAL CAPITALIZATION AND LIABILITIES                $4,268,380    $4,227,470
                                                     =========     =========





The accompanying notes are an integral part of the financial statements.

                             PUGET SOUND ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Thousands)
                                   (Unaudited)


                                                                                Pro Forma
Three Months Ended March 31                               1997          1996         1996
                                                                                 (Note 1)
-------------------------------------------------    ---------    ----------    ---------
OPERATING ACTIVITIES:
--------------------
Net income                                            $ 29,986      $ 58,309    $ 66,197
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Pre-tax loss on writedown of coal properties           4,044            --          --
  Depreciation and amortization                         38,423        36,573      36,586
  Deferred income taxes and tax credits - net          (12,844)        3,854       7,828
  PRAM accrued revenues                                 57,470        24,938      24,938
  Other                                                 13,016        (6,650)     (8,156)
  Change in certain current assets
   and liabilities                                      (6,303)       28,571      64,147
-----------------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities          123,792       145,595     191,540
-----------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
--------------------
Construction expenditures - excluding equity AFUDC     (63,781)      (46,729)    (50,019)
Additions to energy conservation program                  (423)       (1,725)     (1,725)
Other                                                   14,193        (2,347)     (2,398)
-----------------------------------------------------------------------------------------
    Net Cash Used by Investing Activities              (50,011)      (50,801)    (54,142)
-----------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
--------------------
Decrease in short-term debt                            (36,677)      (33,457)    (69,237)
Dividends paid                                         (39,463)      (40,832)    (40,846)
Issuance of bonds                                           --        34,592          --
Issuance of common stock                                    81         1,030         880
Redemption of bonds and notes                               --       (65,140)    (35,000)
Redemption of preferred stock                           (1,200)       (1,200)     (1,200)
Other                                                      (18)           (6)         (6)
-----------------------------------------------------------------------------------------
    Net Cash Used by  Financing Activities             (77,277)     (105,013)   (145,409)
-----------------------------------------------------------------------------------------
Decrease in Cash                                        (3,496)      (10,219)     (8,011)
Cash at Beginning of Period                              4,335        21,814      21,814
Adjustment to conform fiscal year of WECo                   39            --      (1,623)
-----------------------------------------------------------------------------------------
Cash at End of Period                                 $    878      $ 11,595    $ 12,180
=========================================================================================

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

These condensed financial statements should be read in conjunction with the Company's current report on Form 8-K filed with the Securities and Exchange Commission on October 24, 1997 as well as the financial statements and the notes thereto contained in the Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission for the Company and Washington Energy Company ("WECo") for the fiscal yearsended December 31, 1996 and September 30, 1996, respectively.

On February 10, 1997, the Company consummated its merger with WECo. The merger has been accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been retroactively restated to include the results of operations, financial position and cash flows of WECo for all periods prior to consummation of the merger.

PSPL's fiscal year-end was December 31 and WECo's fiscal year-end was September 30. The financial data for the three months ended March 31, 1996 reflect the combined results for periods ended March 31, 1996 for PSPL and December 31, 1995 for WECo. Pro forma financial data for the period ended March 31, 1996 reflect results for the three months ended March 31, 1996 for both PSPL and WECo.

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

Included in consolidated results of operations for the month of January 1997 (the merger was effective February 10, 1997) and for the three months ended March 31, 1996, are the following results of the previously separate companies for those periods:

                                    MONTH ENDED JANUARY 31, 1997
                                       (Dollars in Thousands)
                            -----------------------------------------
                               Company          WECo     Consolidated
                            ----------     ---------     ------------
Revenues                      $123,051       $60,486         $183,537
Net Income                     $19,671        $9,378          $29,049
Common Dividends Declared      $29,244            --          $29,244

                                   THREE MONTHS ENDED MARCH 31, 1996
                                       (Dollars in Thousands)
                                 ------------------------------------
                               Company           WECo    Consolidated
                               -------        -------    ------------
Revenues                      $331,795       $127,496        $459,291
Net Income                     $46,419        $11,890         $58,309
Common Dividends Declared      $29,275        $12,046         $41,321


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

The order approving the merger, issued by the Washington Commission, contains a rate plan that is designed to provide a five-year period of rate certainty for customers and provide the Company with an opportunity to achieve a reasonable return on investment. As required under the merger order, the Company filed tariffs, effective February 8, 1997, that resulted in an average electric rate decrease of 5.6% related to the termination of the Periodic Rate Adjustment Mechanism ("PRAM"), and an increase in general rates of between 1.0% and 2.5%, depending on rate class. The general rate increase has a positive impact on earnings while the decrease related to the PRAM does not affect earnings because all previously accrued PRAM revenues were fully collected. The net impact on customer rates was an average rate decrease of 3.7%, including a decrease in residential rates of 3.2%.
General electric rates for residential and industrial customers will increase by 1.5% on January 1 of each of the four following years, while those for small commercial customers will increase by 1.0% in each of the following three years. General rates for all classes of natural gas customers will remain unchanged until January 1, 1999, when they will decrease sufficiently to reduce utility margin by 1 percent.

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

(7)  Consolidated Statements of Cash Flows

The following provides additional information concerning cash flow activities:

                                                                                   1996
Three Months Ended March 31                               1997        1996    Pro Forma
---------------------------------------------------------------------------------------
Changes in current asset and current liabilities:
  Accounts receivable                                 $(27,979)   $(20,004)    $  7,381
  Materials and supplies                                 7,511       6,804        9,889
  Prepayments and Other                                  5,773         331        1,833
  Purchased gas liability                              (12,476)     14,079       18,308
  Accounts payable                                     (35,455)    (15,059)     (12,417)
  Accrued expenses and Other                            56,323      42,420       39,153
---------------------------------------------------------------------------------------
Net change in current assets and current liabilities  $ (6,303)   $ 28,571     $ 64,147
=======================================================================================
Cash payments:
  Interest (net of capitalized interest)              $ 27,424    $ 28,086     $ 29,084
  Income taxes                                        $(48,073)   $  1,000     $  1,000
---------------------------------------------------------------------------------------

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reflects comparison of the results of Puget Sound Energy in 1997 with the combined results of the Company, formerly Puget Sound Power & Light Company, and Washington Energy Company as shown in the 1996 pro forma financial statements. Comparison of the 1997 periods to the pro forma periods for 1996 have been made in the following discussion as the Company considers this comparison to be more meaningful as a result of the seasonality of the utility business.

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

                                           PUGET SOUND ENERGY, INC.


                                             James W. Eldredge
                                        _____________________________
                                             James W. Eldredge
                                        Corporate Secretary and Controller

Date: November 13, 1997                 Chief accounting officer and officer
                                        duly authorized to sign this report
                                        on behalf of the registrant