Form 10-Q/A
period 1997-06-30
PUGET SOUND ENERGY INC
filed 1997-11-14
CIK 81100

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
                (Thousands except shares and per share amounts)
                                (Unaudited)

                                                                                Pro Forma
Three Months Ended June 30,                                1997         1996         1996
                                                                                 (Note 1)
-------------------------------------------------     ---------    ---------    ---------
OPERATING REVENUES:
  Electric                                           $  269,977   $  257,318   $  257,318
  Gas                                                    71,930      148,673       78,694
  Other                                                  10,711        8,607        7,808
                                                      ---------    ---------    ---------
    Total operating revenue                             352,618      414,598      343,820
                                                      ---------    ---------    ---------
OPERATING EXPENSES:
Energy costs:
  Purchased electricity                                 111,324       96,863       96,862
  Purchased gas                                          29,384       69,465       33,395
Utility operations and maintenance                       72,490       68,488       66,014
Other operations and maintenance                          5,904        7,209        7,114
Depreciation and amortization                            38,131       36,390       36,378
Taxes other than federal income taxes                    35,328       40,569       34,922
Federal income taxes                                     14,824       25,373       16,048
                                                      ---------    ---------    ---------
    Total operating expenses                            307,385      344,357      290,733
                                                      ---------    ---------    ---------

OPERATING INCOME                                         45,233       70,241       53,087

OTHER INCOME                                             17,804          845          (33)
                                                      ---------    ---------    ---------
INCOME BEFORE INTEREST CHARGES                           63,037       71,086       53,054

INTEREST CHARGES                                         29,597       29,257       29,256
                                                      ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS                        33,440       41,829       23,798

DISCONTINUED OPERATIONS                                      --          419         (327)
                                                      ---------    ---------    ---------
NET INCOME                                               33,440       41,410       23,471
Less: Preferred stock dividends accrual                   5,415        5,518        5,518
                                                      ---------    ---------    ---------
INCOME FOR COMMON STOCK                              $   28,025   $   35,892   $   17,953
                                                      =========    =========    =========
COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE         84,561,055   84,400,401   84,441,732
                                                     ==========   ==========   ==========
EARNINGS (LOSS) PER COMMON SHARE:
    From continuing operations                       $     0.33   $     0.43   $     0.22
    From discontinued operations                             --           --        (0.01)
                                                      ---------    ---------    ---------
EARNINGS  PER COMMON SHARE                           $     0.33   $     0.43   $     0.21
                                                      =========    =========    =========

The accompanying notes are an integral part of the financial statements.

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          PUGET SOUND ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                (Thousands except shares and per share amounts)
                                (Unaudited)

                                                                                Pro Forma
Six Months Ended June 30,                                  1997         1996         1996
                                                                                 (Note 1)
-------------------------------------------------     ---------    ---------    ---------
OPERATING REVENUES:
  Electric                                           $  569,545   $  588,326   $  588,326
  Gas                                                   228,419      269,198      227,367
  Other                                                  18,070       16,490       15,335
                                                      ---------    ---------    ---------
    Total operating revenue                             816,034      874,014      831,028
                                                      ---------    ---------    ---------
OPERATING EXPENSES:
Energy costs:
  Purchased electricity                                 241,644      219,962      219,962
  Purchased gas                                         101,345      125,242      102,860
Utility operations and maintenance                      145,268      138,040      135,685
Other operations and maintenance                         11,745       14,419       14,111
Depreciation and amortization                            76,568       72,808       72,809
Merger and related costs                                 55,789           --           --
Taxes other than federal income taxes                    81,475       83,926       80,429
Federal income taxes                                        (81)      62,012       57,434
                                                      ---------    ---------    ---------
    Total operating expenses                            713,753      716,409      683,290
                                                      ---------    ---------    ---------

OPERATING INCOME                                        102,281      157,605      147,738

OTHER INCOME                                             22,707        1,991        1,448
                                                      ---------    ---------    ---------
INCOME BEFORE INTEREST CHARGES                          124,988      159,596      149,186

INTEREST CHARGES                                         58,940       59,191       58,772
                                                      ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS                        66,048      100,405       90,414

DISCONTINUED OPERATIONS                                  (2,622)         686         (746)
                                                      ---------    ---------    ---------
NET INCOME                                               63,426       99,719       89,668
Less: Preferred stock dividends accrual                  10,963       11,015       11,016
                                                      ---------    ---------    ---------
INCOME FOR COMMON STOCK                              $   52,463   $   88,704   $   78,652
                                                      =========    =========    =========
COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE         84,559,600   84,374,601   84,420,233
                                                     ==========    =========    ==========
EARNINGS (LOSS) PER COMMON SHARE:
    From continuing operations                       $     0.65    $    1.06   $     0.94
    From discontinued operations                          (0.03)       (0.01)       (0.01)
                                                      ---------     --------    ---------
EARNINGS  PER COMMON SHARE                           $     0.62    $    1.05   $     0.93
                                                      =========     ========    =========

The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                 (Unaudited)

                                   ASSETS


                                                       June 30   December 31
                                                          1997          1996
-------------------------------------------------    ---------     ---------
UTILITY PLANT:
  Electric                                           $3,533,035   $3,479,652
  Gas                                                 1,195,794    1,129,849
Less: Accumulated depreciation and amortization      (1,551,813)  (1,493,024)
                                                      ---------    ---------
    Net utility plant                                 3,177,016    3,116,477
                                                      ---------    ---------

OTHER PROPERTY AND INVESTMENTS:
  Investment in Bonneville Exchange Power Contract       82,881       86,772
  Investment in Cabot                                    70,496       69,014
  Subsidiary properties and investments                  70,637       80,770
  Other                                                  38,262       43,444
                                                      ---------    ---------
    Total other property and investments                262,276      280,000
                                                      ---------    ---------

CURRENT ASSETS:
  Cash                                                   18,898        4,335
  Accounts receivable                                   213,524      263,245
  Less: Allowance for doubtful accounts                  (2,304)      (1,700)
  Materials and supplies, at average cost                57,699       61,638
  Prepayments and other                                   4,664       10,458
  PRAM accrued revenues                                      --       40,470
                                                      ---------    ---------
    Total current assets                                292,481      378,446
                                                      ---------    ---------

LONG-TERM ASSETS:
  Regulatory asset for deferred income taxes            271,988      242,454
  Unamortized energy conservation charges                41,599       44,673
  Other                                                 133,887      165,420
                                                      ---------    ---------
    Total long-term assets                              447,474      452,547
                                                      ---------    ---------
TOTAL ASSETS                                         $4,179,247   $4,227,470
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


                                                       June 30   December 31
                                                          1997          1996
-------------------------------------------------    ---------     ---------

CAPITALIZATION:

  Common shareholders' investment:
    Common stock, $10 stated value,
    150,000,000 shares authorized,
    84,560,844 and 84,511,245 shares outstanding    $  845,608    $  845,112
  Additional paid-in capital                           447,814       446,910
  Earnings reinvested in the business                   76,710        86,355
                                                     ---------     ---------
                                                     1,370,132     1,378,377
Preferred stock not subject to
    mandatory redemption                               200,037       215,000
Preferred stock subject to
    mandatory redemption                                86,640        87,839
Corporation obligated, mandatorily redeemable
    preferred securities of subsidiary
    trust holding solely junior subordinated
    debentures of the corporation                      100,000           --
Long-term debt                                       1,162,686     1,165,584
                                                     ---------     ---------
    Total capitalization                             2,919,495     2,846,800
                                                     ---------     ---------
CURRENT LIABILITIES:
  Accounts payable                                      77,132        95,736
  Short-term debt                                      104,673       298,122
  Current maturities of long-term debt                 102,894       100,062
  Purchased gas liability                               16,673        41,368
Accrued expenses:
    Taxes                                               99,934        57,419
    Salaries and wages                                  21,719        28,215
    Interest                                            30,424        27,173
    Other                                               34,194        51,906
                                                     ---------     ---------
    Total current liabilities                          487,643       700,001
                                                     ---------     ---------

DEFERRED INCOME TAXES                                  616,999       586,661
                                                     ---------     ---------
OTHER DEFERRED CREDITS                                 155,110        94,008
                                                     ---------     ---------
TOTAL CAPITALIZATION AND LIABILITIES                $4,179,247    $4,227,470
                                                     =========     =========

The accompanying notes are an integral part of the financial statements.

                           PUGET SOUND ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Unaudited)


                                                                                Pro Forma
Six Months Ended June 30                                  1997          1996         1996
                                                                                 (Note 1)
-------------------------------------------------    ---------    ----------    ---------
OPERATING ACTIVITIES:
--------------------
Net income                                            $ 63,426      $ 99,719     $ 89,668
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Pre-tax loss on writedown of coal properties           4,044            --           --
  Depreciation and amortization                         76,568        72,808       72,809
  Deferred income taxes and tax credits - net            1,845         9,018        5,137
  PRAM accrued revenues                                 40,737        36,565       36,565
  Other                                                 88,489        (6,750)      (8,544)
  Change in certain current assets
   and liabilities                                      21,953        62,552       82,882
-----------------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities          297,062       273,912      278,517
-----------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
--------------------
Construction expenditures - excluding equity AFUDC    (115,742)     (104,645)    (110,005)
Additions to energy conservation program                  (508)       (3,160)      (3,323)
Other                                                   15,975        (7,855)      (7,327)
-----------------------------------------------------------------------------------------
    Net Cash Provided (Used) by
      Investing Activities                            (100,275)     (115,660)    (120,655)
-----------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
--------------------
Decrease in short-term debt                           (181,890)      (58,274)     (51,719)
Dividends paid                                         (83,907)      (81,621)     (81,648)
Issuance of common and preferred securities            100,070         1,909        1,858
Issuance of bonds                                           --        34,592           17
Redemption of bonds and notes                               --       (65,141)     (35,001)
Redemption of preferred stock                          (15,788)       (1,199)      (1,199)
Other                                                     (748)          (18)         (18)
-----------------------------------------------------------------------------------------
    Net Cash Used by  Financing Activities            (182,263)     (169,752)     (167,710)
-----------------------------------------------------------------------------------------
Increase (Decrease) in Cash                             14,524       (11,500)       (9,848)
Cash at Beginning of year                                4,335        21,814        21,814
Adjustment to conform fiscal year of WECo                   39            --        (1,623)
-----------------------------------------------------------------------------------------
Cash at End of Period                                 $ 18,898      $ 10,314      $ 10,343
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

PSPL's fiscal year-end was December 31 and WECo's fiscal year-end was September 30. The financial data for the three and six month periods ended June 30, 1996 reflect the combined results for periods ended June 30, 1996 for PSPL and March 31, 1996 for WECo. Pro forma financial data for the periods ended June 30, 1996 reflect results for the three and six months ended June 30, 1996 for both PSPL and WECo.

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

Included in consolidated results of operations for the month of January 1997 (the merger was effective February 10, 1997) and for the six months ended June 30,1996, are the following results of the previously separate companies for those periods:

                                    MONTH ENDED JANUARY 31, 1997
                                       (Dollars in Thousands)
                            -----------------------------------------
                               Company          WECo     Consolidated
                            ----------     ---------     ------------
Revenues                      $123,051       $60,486         $183,537
Net Income                     $19,671        $9,378          $29,049
Common Dividends Declared      $29,244            --          $29,244

                                   SIX MONTHS ENDED JUNE 30, 1996
                                       (Dollars in Thousands)
                              ---------------------------------------
                               Company           WECo    Consolidated
                              --------       --------    ------------
Revenues                      $591,229       $282,785        $874,014
Net Income                    $ 68,051       $ 31,668        $ 99,719
Common Dividends Declared     $ 58,550       $ 12,049        $ 70,599

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

(6)  Consolidated Statements of Cash Flows

The following provides additional information concerning cash flow activities:

                                                                                   1996
Six Months Ended June 30                                  1997        1996    Pro Forma
---------------------------------------------------------------------------------------
Changes in current asset and current liabilities:
  Accounts receivable                                 $ 69,993    $ 27,393     $ 67,361
  Materials and supplies                                    40      20,201       11,726
  Prepayments and Other                                  6,567         583        2,718
  Purchased gas liability                              (19,168)     28,687       19,684
  Accounts payable                                     (40,635)    (12,615)      (8,530)
  Accrued expenses and Other                             5,156      (1,697)     (10,077)
---------------------------------------------------------------------------------------
Net change in current assets and current liabilities  $ 21,953    $ 62,552     $ 82,882
=======================================================================================
Cash payments:
  Interest (net of capitalized interest)              $ 56,595    $ 57,967     $ 59,133
  Income taxes                                        $(48,684)   $ 41,000     $ 41,000
---------------------------------------------------------------------------------------

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

Construction expenditures (excluding Allowance for Funds Used During Construction ("AFUDC") and Allowance for Funds Used to Conserve Energy ("AFUCE")) for the second quarter of 1997 were $50.2 million, including $.1 million of energy conservation expenditures, compared to $58.0 million, including $1.2 million of energy conservation expenditures, for the second quarter of 1996. Year-to-date construction expenditures (excluding AFUDC and AFUCE) totaled $114.0 million, including $.5 million of conservation expenditures, compared to $105 million, including $2.7 million of conservation expenditures, for the same period in 1996. Construction expenditures (excluding AFUDC and AFUCE) for 1997 and 1998 are expected to be $247 million and $249 million, respectively. Construction expenditure estimates are subject to periodic review and adjustment.

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