Form 10-Q
period 1997-09-30
PUGET SOUND ENERGY INC
filed 1997-11-14
CIK 81100

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q


         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

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
               (Thousands except shares and per share amounts)
                                  (Unaudited)

                                                                                Pro Forma
Three Months Ended September 30,                    1997               1996          1996

                                                                                 (Note 1)
---------------------------------------    -------------      -------------     ---------
OPERATING REVENUES:
  Electric                                    $  288,683         $  252,882    $  252,882
  Gas                                             46,135             78,694        52,215
  Other                                            6,203             18,407        18,791
                                               ---------         ----------     ---------
    Total operating revenue                      341,021            349,983       323,888
                                               ---------         ----------     ---------
OPERATING EXPENSES:
Energy costs:
  Purchased electricity                          128,904            103,525       103,525
  Purchased gas                                   16,493             33,395        19,083
  Electric generation fuel                        12,291             11,168        11,168
Utility operations and maintenance                55,599             55,363        53,809
Other operations and maintenance                   5,721             10,270         9,509
Depreciation and amortization                     46,533             35,926        35,486
Taxes other than federal income taxes             32,810             33,981        32,012
Federal income taxes                               7,249             15,424        12,763
                                               ---------         ----------     ---------
    Total operating expenses                     305,600            299,052       277,355
                                               ---------         ----------     ---------

OPERATING INCOME                                  35,421             50,931        46,533

OTHER INCOME                                       6,029                411            65
                                               ---------         ----------     ---------

INCOME BEFORE INTEREST CHARGES                    41,450             51,342        46,598

INTEREST CHARGES                                  29,452             29,056        29,016
                                               ---------         ----------     ---------
INCOME FROM CONTINUING OPERATIONS                 11,998             22,286        17,582
DISCONTINUED OPERATIONS                               --                327           820
                                               ---------         ----------     ---------

NET INCOME                                        11,998             21,959        16,762
Less: Preferred stock dividends accrual            3,516              5,586         5,586
Preferred stock redemptions                          471                 --            --
                                               ---------         ----------     ---------
INCOME FOR COMMON STOCK                       $    8,953         $   16,373    $   11,176
                                              ==========         ==========    ==========

COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE  84,560,781         84,438,241    84,483,949
                                              ==========         ==========    ==========

EARNINGS PER COMMON SHARE:
  From continuing operations                  $     0.11         $     0.20    $     0.14
  From discontinued operations                        --              (0.01)        (0.01)
                                               ---------         ----------     ---------
EARNINGS PER COMMON SHARE:                     $    0.11         $     0.19    $     0.13

The accompanying notes are an integral part of the financial statements.

                             PUGET SOUND ENERGY, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                  (Thousands except shares and per share amounts)
                                  (Unaudited)

                                                                                 Pro Forma
Nine Months Ended September 30,                     1997               1996           1996
                                                                                  (Note 1)
--------------------------------------     -------------      -------------     ----------
OPERATING REVENUES:
  Electric                                    $  858,229         $  841,208     $  841,208
  Gas                                            274,554            347,892        279,582
  Other                                           24,273             34,896         34,126
                                              ----------         ----------     ----------
    Total operating revenue                    1,157,056          1,223,996      1,154,916
                                              ----------         ----------     ----------
OPERATING EXPENSES:
Energy costs:
  Purchased electricity                          370,548            323,487        323,487
  Purchased gas                                  117,838            158,636        121,943
  Electric generation fuel                        29,696             27,441         27,441
Utility operations and maintenance               183,752            177,130        173,222
Other operations and maintenance                  17,466             24,689         23,621
Depreciation and amortization                    122,811            108,733        108,294
Merger and related costs                          55,789                 --             --
Taxes other than federal income taxes            114,285            117,908        112,442
Federal income taxes                               7,169             77,436         70,196
                                              ----------         ----------     ----------
    Total operating expenses                   1,019,354          1,015,460        960,646
                                              ----------         ----------     ----------

OPERATING INCOME                                 137,702            208,536        194,270
OTHER INCOME                                      28,736              2,402          1,514
                                              ----------         ----------     ----------
INCOME BEFORE INTEREST CHARGES                   166,438            210,938        195,784
INTEREST CHARGES                                  88,391             88,247         87,789
                                              ----------         ----------     ----------

INCOME FROM CONTINUING OPERATIONS                 78,047            122,691        107,995
DISCONTINUED OPERATIONS                            2,622              1,012          1,565
                                              ----------         ----------     ----------

NET INCOME                                        75,425            121,679        106,430
Less: Preferred stock dividends accrual           14,480             16,603         16,602
Preferred stock redemptions                          471                 --             --
                                              ----------         ----------     ----------

INCOME FOR COMMON STOCK                       $   61,416         $  105,076     $   89,828
                                              ==========         ==========     ==========

COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE  84,559,948         84,396,101     84,440,261
                                              ==========         ==========     ==========

EARNINGS PER COMMON SHARE:
  From continuing operations                  $     0.76         $     1.26     $     1.08
  From discontinued operations                     (0.03)             (0.01)         (0.02)
                                              ----------          --------      ----------
EARNINGS PER COMMON SHARE                     $     0.73         $     1.25     $     1.06

The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                     ASSETS
                                                          September 30     December 31
                                                                  1997     1996
-------------------------------------------------            ---------     -----------
UTILITY PLANT:
  Electric                                                   $3,571,092    $3,479,652
  Gas                                                         1,212,167     1,129,849
Less: Accumulated depreciation and amortization              (1,584,575)   (1,493,024)
                                                              ---------    ----------
    Net utility plant                                         3,198,684     3,116,477
                                                              ---------    ----------

OTHER PROPERTY AND INVESTMENTS:
  Investment in Bonneville Exchange Power Contract               80,894        86,772
  Investment in Cabot                                            70,073        69,014
  Subsidiary properties and investments                          76,015        80,770
  Other                                                          38,769        43,444
                                                              ---------    ----------
    Total other property and investments                        265,751       280,000
                                                              ---------    ----------

CURRENT ASSETS:
  Cash                                                            3,409         4,335
  Accounts receivable                                           187,158       263,245
  Less: Allowance for doubtful accounts                          (1,865)       (1,700)
  Materials and supplies, at average cost                        59,410        61,638
  Prepayments and other                                           8,372        10,458
  PRAM accrued revenues                                              --        40,470
                                                              ---------    ----------
    Total current assets                                        256,484       378,446
                                                              ---------    ----------

LONG-TERM ASSETS:
  Regulatory asset for deferred income taxes                    264,278       242,454
  Unamortized energy conservation charges                         6,669        44,673
  Other                                                         130,795       165,420
                                                              ---------    ----------
    Total long-term assets                                      401,742       452,547
                                                              ---------    ----------
TOTAL ASSETS                                                 $4,122,661    $4,227,470
                                                              =========    ==========

The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                        CAPITALIZATION AND LIABILITIES

                                                           September 30    December 31
                                                                   1997           1996
-------------------------------------------------           -----------     ----------
CAPITALIZATION:
  Common shareholders' investment:
    Common stock, $10 stated value,
    150,000,000 shares authorized,
    84,560,720 and 84,511,245 shares outstanding            $  845,607      $  845,112
  Additional paid-in capital                                   450,923         446,910
  Earnings reinvested in the business                           41,936          86,355
                                                             ---------       ---------
                                                             1,338,466       1,378,377
Preferred stock not subject to
    mandatory redemption                                       173,627         215,000
Preferred stock subject to
    mandatory redemption                                            --          87,839
Corporation obligated, mandatorily redeemable
    preferred securities of subsidiary
    trust holding solely junior subordinated
    debentures of the corporation                              100,000              --
Long-term debt                                               1,162,696       1,165,584
                                                             ---------       ---------
    Total capitalization                                     2,774,789       2,846,800
                                                             ---------       ---------
CURRENT LIABILITIES:
  Accounts payable                                              75,087          95,736
  Short-term debt                                              256,972         298,122
  Current maturities of long-term debt                         102,920         100,062
  Purchased gas liability                                        6,528          41,368
Accrued expenses:
    Taxes                                                       60,180          57,419
    Salaries and wages                                          23,144          28,215
    Interest                                                    33,551          27,173
    Other                                                       33,004          51,906
                                                             ---------       ---------
    Total current liabilities                                  591,386         700,001
                                                             ---------       ---------
DEFERRED INCOME TAXES                                          610,636         586,661
                                                             ---------       ---------
OTHER DEFERRED CREDITS                                         145,850          94,008
                                                             ---------       ---------
TOTAL CAPITALIZATION AND LIABILITIES                        $4,122,661      $4,227,470
                                                             =========       =========

The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                             Pro Forma
Nine Months Ended September 30,                           1997        1996        1996
                                                                              (Note 1)
--------------------------------------------------    --------    --------   ---------
OPERATING ACTIVITIES:
Income from continuing operations                     $ 78,047    $122,691    $107,995
Adjustments to reconcile income from
 continuing operations to net cash
 provided by operating activities:
  Depreciation and amortization                        122,811     108,733     108,294
  Deferred income taxes and tax credits - net            3,192      (7,953)    (12,882)
  PRAM accrued revenues                                 40,777      53,345      53,345
  Other                                                 77,916      16,301      14,315
  Change in certain current assets
   and liabilities (Note 6)                             (6,634)     93,538      79,341
--------------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities          316,109     386,655     350,408
--------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
---------------------
Construction expenditures - excluding equity AFUDC    (176,306)   (154,504)   (164,460)
Additions to energy conservation program                (2,849)     (4,162)     (4,162)
Cash received from sale of conservation assets-net      34,380          --          --
Other                                                   17,785     (11,234)    (11,234)
--------------------------------------------------------------------------------------
    Net Cash Used by
      Investing Activities                            (126,990)   (169,900)   (179,856)
--------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
--------------------
Decrease in short-term debt                            (29,591)    (75,413)    (29,881)
Dividends paid                                        (127,664)   (122,503)   (122,540)
Issuance of common and preferred securities            100,066       2,888       2,656
Issuance of bonds                                           --      34,609          --
Redemption of bonds and notes                               (1)    (65,142)    (35,002)
Redemption of preferred stock                         (128,742)     (1,200)     (1,200)
Issue costs of bonds and stock                          (1,530)        (23)       (145)
--------------------------------------------------------------------------------------
    Net Cash Used by  Financing Activities            (187,462)   (226,784)   (186,112)
--------------------------------------------------------------------------------------
Increase (Decrease) in cash from continuing operations   1,657     (10,029)    (15,560)
Decrease in cash from discontinued operations
  Operating activities                                  (2,622)     (1,012)     (1,565)
--------------------------------------------------------------------------------------
Net decrease in cash                                      (965)    (11,041)    (17,125)
Cash at Beginning of year                                4,335      21,814      21,814
Adjustment to conform fiscal year of WECo                   39          --          --
--------------------------------------------------------------------------------------
Cash at End of Period                                 $  3,409    $ 10,773    $  4,689
======================================================================================

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

PSPL's fiscal year-end was December 31 and WECo's fiscal year-end was September 30. The financial data for the three and nine month periods ended September 30, 1996 reflect the combined results for periods ended September 30, 1996 for PSPL and June 30, 1996 for WECo. Pro forma financial data for the periods ended September 30, 1996 reflect results for the three and nine month periods ended September 30, 1996 for both PSPL and WECo.

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

Included in consolidated results of operations for the month of January 1997 (the merger was effective February 10, 1997) and for the nine months ended September 30,1996, are the following results of the previously separate companies for those periods:

                                    MONTH ENDED JANUARY 31, 1997
                                       (Dollars in Thousands)
                            -----------------------------------------
                               Company          WECo     Consolidated
                            ----------     ---------     ------------
Revenues                      $123,051       $60,486         $183,537
Net Income                     $19,671        $9,378          $29,049
Common Dividends Declared      $29,244            --          $29,244

                                NINE MONTHS ENDED SEPTEMBER 30, 1996
                                       (Dollars in Thousands)
                              ---------------------------------------
                               Company           WECo    Consolidated
                              --------       --------    ------------
Revenues                      $856,701       $367,295      $1,223,996
Net Income                    $ 88,172       $ 33,507      $  121,679
Common Dividends Declared     $ 87,825       $ 18,094      $  105,919


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

In connection with the merger, the Company recognized direct and indirect merger-related expenses of $55.8 million during the first quarter of 1997. The charge consisted primarily of severance costs of $15.5 million, benefit-related curtailment costs of $9.1 million, transaction costs of $13.7 million and systems and facilities integration costs of $7.2 million. The nonrecurring charge reduced net income by approximately $36.3 million ($0.43 per share) in the nine months ended September 30, 1997. In addition, merger related costs of $4.8 million were recognized in the fourth quarter of 1996 by PSPL.

(3)  EARNINGS PER COMMON SHARE

Earnings per common share for the three and nine months ended September 30, 1997 and 1996 have been computed by dividing income for common stock by the weighted average number of common shares outstanding after adjusting WECo's historical amounts for the conversion into .86 shares of the Company's common stock.

(4)  UNAMORTIZED ENERGY CONSERVATION COSTS

Certain of the Company's energy conservation expenditures are accumulated as unamortized conservation charges. These costs are amortized over various future periods up to ten years at the direction of the Washington Commission. The Company's total remaining unamortized conservation balance at September 30, 1997, was $6.7 million. On August 6, 1997, the Company sold $35.2 million of its unamortized investment in customer-owned energy conservation measures to a grantor trust. The proceeds of the sale were used to pay down short-term debt. The Company recognized no gain or loss on the sale.

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

(6)  Consolidated Statements of Cash Flows

The following provides additional information concerning cash flow activities:

Nine Months Ended September 30                                                      1996
                                                           1997        1996    Pro Forma
----------------------------------------------------------------------------------------
Changes in current asset and current liabilities:
  Accounts receivable                                  $ 95,921    $ 56,391     $ 67,024
  Materials and supplies                                 (1,671)     19,490       10,057
  Prepayments and Other                                   2,386      (1,004)       1,092
  Purchased gas liability                               (29,314)     33,763       11,735
  Accounts payable                                      (42,680)     (9,194)      (4,659)
  Accrued expenses and Other                            (31,276)     (5,908)      (5,908)
----------------------------------------------------------------------------------------
Net change in current assets and current liabilities   $ (6,634)   $ 93,538     $ 79,341
========================================================================================
Cash payments:
  Interest (net of capitalized interest)               $ 81,123    $ 85,607     $ 84,685
  Income taxes                                         $ (2,152)   $ 68,609     $ 68,609
----------------------------------------------------------------------------------------

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

On July 15, 1997, the Company redeemed 3,000,000 shares of its 7.875% Series Preferred Stock at a redemption price of $25.00 per share.

On August 15, 1997 the Company completed a tender offer for various issues of its preferred stock. The following number of shares of each series were tendered and redeemed at the noted redemption price per share: 51,854 shares of 4.70% Series, $100 par value Preferred Stock at $89.32 per share, 33,148 shares of 4.84% Series, $100 par value Preferred Stock at $91.51 per share and 1,181,994 shares of Adjustable Rate Series B, $25 par value Preferred Stock at $25.625 per share.

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reflects comparison of the results of Puget Sound Energy in 1997 with the combined results of the Company, formerly Puget Sound Power & Light Company, and Washington Energy Company as shown in the 1996 pro forma financial statements. Comparison of the 1997 periods to the pro forma periods for 1996 has been made in the following discussion as the Company considers this comparison to be more meaningful as a result of the seasonality of the utility business.

Net income for the three months ended September 30, 1997, was $12.0 million on operating revenues of $341.0 million, compared with net income of $16.8 million on operating revenues of $323.9 million for the same period in 1996. Income for common stock was $9.0 million for the third quarter of 1997 and $11.2 million for the third quarter of 1996. Earnings per common share were $0.11 for the third quarter of 1997 compared to $0.13 for the third quarter of 1996 based on 84.6 million and 84.5 million weighted average common shares outstanding, respectively.

The decrease in net income and earnings per share for the three months ended September 30, 1997, is due primarily to the inclusion of higher than normal real property dispositions in the third quarter of 1996 which resulted in $5.9 million additional income (after-tax) and a one-time benefit of $2.1 million (after-tax) in the third quarter of 1996 in connection with a reduction of previously established environmental reserves at Washington Energy Company.

For the nine months ended September 1997, net income was $75.4 million on operating revenues of $1,157.1 million, compared with net income of $106.4 million on operating revenues of $1,154.9 million for the corresponding period in 1996. Income for common stock was $61.4 million for the nine months ended September 30,1997, and $89.8 million for the same period in 1996. Earnings per common share were $0.73 for the nine months ended September 30, 1997 and $1.06 for the same period in 1996 based on 84.6 million and 84.4 million weighted average common shares outstanding, respectively.

The decrease in net income and earnings per share for the nine months ended September 1997 reflects an after-tax charge of $36.3 million (43 cents per share) for costs related to the merger including transaction expenses, employee separation and system and facilities integration. Net income also includes an after-tax charge of $2.6 million (3 cents per share), to write off the Company's remaining investment in undeveloped coal reserves and related activities in southeastern Montana. These charges were partially offset by after-tax interest income of $13.6 million (16 cents per share) related to income tax refunds on amended returns for prior years. Excluding the impact of these charges and credits to income, continuing operations for the first nine months of 1997 produced earnings of $1.03 per share, a decrease of $.03 per share compared to the same nine month period last year.

Total kilowatt-hour sales were 7.1 billion, including 2.6 billion in sales to other utilities, for the third quarter of 1997, compared to 5.7 billion, including 1.2 billion in sales to other utilities, for the third quarter of 1996. For the nine month periods ended September 30, 1997 and 1996, total kilowatt-hour sales were 19.9 billion, including 5.0 billion in sales to other utilities, and 17.8 billion, including 3.0 billion in sales to other utilities, respectively.

Total gas sales in the third quarter were $46.1 compared to $52.2 million in the third quarter of 1996, a decrease of 11.6% on a 5.7% decrease in gas volumes sold and transported.

Total gas sales for the nine months ended September 30, 1997, were $274.6 million compared to $279.6 million in the nine months ended September 30, 1996.

The Company's operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by customers do occur from season to season and from month to month within a season, primarily as a result of changing weather conditions. The Company normally experiences its highest energy sales in the first and fourth quarters of the year. Electric sales to other utilities also vary by quarter and year depending principally upon water conditions for the generation of hydroelectric power, customer usage, energy requirements of other utilities and market conditions for power.

Temperatures during the three months ended September 30, 1997, averaged 64.2 degrees, compared to an average of 63.8 degrees during the same period in 1996 which was the same as the 30-year average mean temperature. Temperatures during the nine months ended September 30, 1997, averaged 53.9 degrees, compared to a 30-year average of 54.0 degrees and an average of 53.8 degrees during the first half of 1996.

                         Comparative Periods Ending
                  September 30, 1997 vs. September 30, 1996
                             Increase (Decrease)

                                                 Three        Nine
                                                 Month        Month
                                                 Period      Period
                                                    (In Millions)
Operating revenue changes
  General rate increases                          $27.2      $118.9
  PRAM revenues                                   (33.1)     (160.4)
  BPA Residential Purchase & Sale Agreement         0.1         0.5
  Sales to other utilities                         31.4        46.8
  Load and other changes                           (2.4)        1.3
  Gas revenue change                               (6.1)       (5.0)
                                                -------     -------

     Total operating revenue change                17.1         2.1

Operating expense changes
  Energy costs:
     Purchased electricity                         25.4        47.0
     Purchased gas                                 (2.6)       (4.1)
     Electric generation fuel                       1.1         2.3
  Utility operations and maintenance                1.8        10.5
  Other operations and maintenance                 (3.8)       (6.2)
  Depreciation and amortization                    11.0        14.5
  Merger costs                                       --        55.8
  Taxes other than federal income taxes             0.8         1.9
  Federal income taxes                             (5.5)      (63.0)
                                                -------     -------

     Total operating expense change                28.2        58.7

Other income                                        6.0        27.3

Interest charges                                    0.5         0.6
                                                -------     -------

     Income from continuing operations             (5.6)      (29.9)

Discontinued operations                            (0.8)        1.1
                                                -------     -------

     Net income change                            $(4.8)     $(31.0)
                                                =======     =======


The following is additional information pertaining to the changes outlined in the above table.

Operating Revenues - Electric

Electric operating revenues for both the three and nine months ended September 30, 1997, increased as compared to the same periods in 1996 due to continued growth in the number of electric customers and a general rate increase effective February 8, 1997, of between 1.0% and 2.5% depending on rate class. Also, on September 30, 1996, the Washington Commission issued an order granting a joint motion by the Company and the Washington

Commission Staff to transfer annual revenues of $165.5 million which were being collected in PRAM rates to the Company's permanent rate schedules. Revenues associated with both the PRAM rate transfer to permanent rate schedules and the February 8, 1997, general rate increase were $27.2 million and $118.9 million for the third quarter ended September 30, 1997, and the nine months ended September 30, 1997, respectively.

Electric operating revenues for the nine months ended September 30, 1997 include a $48.6 reduction due to the IRS tax refund and related interest received in the first quarter associated with conservation expenditures for the years 1991-1994. Based on the Company's agreement with the Washington Commission, the benefit of the tax refund was passed on to retail customers as a reduction of the PRAM accrued revenue balance. The $48.6 million reduction in revenues was offset by reductions in federal and state taxes, by a reduction in interest expense and an increase in interest income.

PRAM revenues also decreased in 1997 compared to the prior year due to the elimination of the PRAM effective September 30, 1996, under a stipulated negotiated settlement approved by the Washington Commission. Overcollection of the PRAM which resulted from the pass-through of the conservation tax refunds discussed above, was refunded to customers in the second quarter of 1997.

Revenues in 1997 and 1996 were reduced because of the credit that the Company received through the Residential Purchase and Sale Agreement with the Bonneville Power Administration ("BPA"). The agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. On January 29, 1997, the Company and BPA signed a Residential Exchange Termination Agreement. The Agreement ends the Company's participation in the Residential Purchase and Sale agreement with BPA. As part of the Termination Agreement, the Company will receive payments by the BPA of approximately $235 million over five years. Under the rate plan approved by the Washington Commission in its merger order, the Company will continue to reflect, in customers' bills, the current level of Residential Exchange benefits. Over the five year period, it is projected that the Company will credit customers approximately $250 million more than it will receive from BPA. The Company expects the difference will be made up through a series of annual electric customer general rate increases approved in the merger order and additional reductions in operating expenses. Revenues in 1997 were reduced by $19.1 million and $75.4 million during the three and nine month periods ended September 30, 1997, respectively, as a result of BPA Residential Exchange Credits which were partially offset by reductions in purchase power costs of $13.9 million and $50.8 million for the three and nine month periods ended September 30, 1997, respectively, representing BPA Residential Exchange benefits in accordance with the Residential Exchange Termination Agreement.

Operating Revenues - Gas

Gas operating revenues for the quarter ended September 30, 1997 decreased by $6.1 million or 11.6% from the prior year quarter. Total gas volumes decreased 5.7% from 136.7 million therms to 128.9 million therms. During the quarter, there was some shifting of commercial customers from firm sales to transportation service. In the current rate design, the Company earns the same margin on transportation service as it does on large volume gas sales. Gas sales were adversely impacted in the third quarter by a warm September during which the average temperature was 61.6 degrees compared to an average temperature of 58.0 degrees in September 1996 (the 30 year average for September is 60.6 degrees).

Gas sales margin (regulated utility sales less the cost of gas sold) of $29.6 million declined by $3.5 million compared to the same quarter last year due to decreased gas sales as a result of warmer weather in September 1997 compared to September 1996.

For the nine months ended September 30, 1997, gas revenues of $274.6 million decreased $5.0 million from the prior year while total gas volumes increased
 .2%.

Operating Expenses

Purchased electricity expenses increased $25.4 million and $47.0 million for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996. The increases were due primarily to decreased credits of $4.5 million for the third quarter and $21.7 million for the nine months ended September 30, 1997, associated with the Residential Purchase and Sale Agreement with BPA and increased secondary power purchases related to an increase in wholesale power sales. Wholesale sales were up as a result of favorable hydroelectric and market conditions as well as expanded commodity trading operations.

Purchased gas expenses decreased $2.6 million for the three months ended September 30, 1997 and $4.1 million for the nine months ended September 30, 1997 compared to the prior year primarily due to reduced purchases to serve gas customers as a result of warmer weather in May and September 1997.

Fuel expense increased $1.1 million and $2.3 million for the three and nine month periods ended September 30, 1997 when compared to the same periods in 1996 due to increased generation at the Company's steam generation and combustion turbine plants.

Operations and maintenance expenses decreased $2.0 million for the third quarter of 1997 when compared to the same period in 1996. Lower overall operations and maintenance expenses at both the Company and its subsidiaries were partially offset by two factors. Colstrip operations and maintenance expenses in the third quarter of 1997 increased $2.7 million as compared to the same quarter in 1996 as a result of higher usage and in the third quarter of 1996, Washington Energy recorded a one-time benefit of $3.3 million related to a change in the accounting treatment of certain prior environmental remediation expenses.

Operations and maintenance expenses for the nine month period ended September 30, 1997 compared to the same period in 1996 increased $4.3 million. The increase was due primarily to transition activities, increased amortization expense associated with the Company's conservation program and transmission and distribution system maintenance.

Depreciation and amortization expense increased $11.0 million and $14.5 million for the three and nine month periods September 30, 1997, respectively, from the same periods in 1996 due to the effects of a new plant placed into service during the past year and the results of an August 1997 Washington Commission Order. The order authorized the Company to record interest income of $8.3 million related to a conservation tax refund but required the Company to write-off deferred storm damage costs in the amount of $7.4 million, and establish a $1.0 million reserve to cover the costs of a Company retail pilot program.

Merger related costs recorded in the nine months ended September 30, 1997, were $55.8 million including amounts related to transaction expenses, employee separation and systems and facilities integration. On an after-tax basis the charge was $36.3 million or 43 cents per share during the first nine months of 1997. (See Footnote 2 to the Consolidated Financial Statements.)

Federal income taxes decreased $5.5 million for the three months ended September 30, 1997 compared to the same period in 1996, due to lower pre-tax operating income from continuing operations for the quarter.

Federal income taxes decreased $63.0 million for the nine months ended September 30, 1997 from the same period in 1996 due to a number of factors. An IRS tax refund related to the method of accounting for taxes on conservation expenditures during the first quarter decreased federal income taxes by $26.5 million. In addition, there was a $17.0 million reduction associated with a decrease in PRAM revenues of $48.6 million. Merger costs expensed in the first quarter further reduced federal income taxes by $19.3 million.

Other Income

Other income, net of federal income tax, increased $6.0 million and $27.3 million for the three months and nine months periods ending September 30, 1997, respectively, from the same periods in 1996. The increases were due primarily to interest income received from the IRS on tax refunds for prior years in connection with a plant abandonment loss, conservation tax refunds and certain additional research and experimental credits claimed for tax purposes.

Interest Charges

Interest charges, which consist of interest and amortization on long-term debt and other interest, increased slightly for the three and nine month periods ended September 30, 1997, as compared to the same periods in 1996, due to higher levels of short-term debt and higher interest rates.

Construction expenditures (excluding Allowance for Funds Used During Construction ("AFUDC") and Allowance for Funds Used to Conserve Energy ("AFUCE")) for the third quarter of 1997 were $61.4 million, including $2.3 million of energy conservation expenditures, compared to $54.0 million, including $.8 million of energy conservation expenditures, for the third quarter of 1996. Year-to-date construction expenditures (excluding AFUDC and AFUCE) totaled $175.3 million, including $2.7 million of conservation expenditures, compared to $164.4 million, including $3.5 million of conservation expenditures, for the same period in 1996. Construction expenditures (excluding AFUDC and AFUCE) for 1997 and 1998 are expected to be $247 million and $249 million, respectively. Construction expenditure estimates are subject to periodic review and adjustment.

On September 30, 1997, the Company had available $400.0 million in lines of credit with various banks, which provide credit support for outstanding commercial paper in the amount of $153.0 million, effectively reducing the available borrowing capacity under these lines of credit to $247.0 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements.

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

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

Contingencies arising out of the normal course of the Company's business, exist at September 30, 1997. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibits are filed herewith.

         12-a Statement setting forth computation of ratios of earnings to fixed charges (1992 through 1996 and twelve months ended September 30, 1997).

         12-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1992 through 1996 and twelve months ended September 30, 1997).

         27    Financial Data Schedule

    (b)  Reports on Form 8-K:  None

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

                                           PUGET SOUND ENERGY, INC.

                                             James W. Eldredge
                                        _____________________________
                                             James W. Eldredge
                                        Corporate Secretary and Controller

Date: November 14, 1997                 Chief accounting officer and officer
                                        duly authorized to sign this report
                                        on behalf of the registrant