Form 10-Q/A
period 1997-09-30
PUGET SOUND ENERGY INC
filed 1997-12-04
CIK 81100

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
               (Thousands except shares and per share amounts)
                                  (Unaudited)

                                                                                Pro Forma
Three Months Ended September 30,                    1997               1996     1996
                                                                                (Note 1)
---------------------------------------    -------------      -------------     ---------
OPERATING REVENUES:
  Electric                                    $  288,683         $  252,882     $  252,882
  Gas                                             46,135             78,694         52,215
  Other                                            6,203             18,407         18,791
                                               ---------         ----------      ---------
    Total operating revenue                      341,021            349,983        323,888
                                               ---------         ----------      ---------
OPERATING EXPENSES:
Energy costs:
  Purchased electricity                          128,904            103,525        103,525
  Purchased gas                                   16,493             33,395         19,083
  Electric generation fuel                        12,291             11,168         11,168
Utility operations and maintenance                55,599             55,363         53,809
Other operations and maintenance                   5,721             10,270          9,509
Depreciation and amortization                     46,533             35,926         35,486
Taxes other than federal income taxes             32,810             33,981         32,012
Federal income taxes                               7,249             15,424         12,763
                                               ---------         ----------      ---------
    Total operating expenses                     305,600            299,052        277,355
                                               ---------         ----------      ---------

OPERATING INCOME                                  35,421             50,931         46,533

OTHER INCOME                                       6,029                411             65
                                               ---------         ----------      ---------

INCOME BEFORE INTEREST CHARGES                    41,450             51,342         46,598

INTEREST CHARGES                                  29,452             29,056         29,016
                                               ---------         ----------      ---------
INCOME FROM CONTINUING OPERATIONS                 11,998             22,286         17,582
DISCONTINUED OPERATIONS                               --                327            820
                                               ---------         ----------      ---------

NET INCOME                                        11,998             21,959         16,762
Less: Preferred stock dividends accrual            3,516              5,586          5,586
Preferred stock redemptions                          471                 --             --
                                               ---------         ----------      ---------
INCOME FOR COMMON STOCK                       $    8,953         $   16,373     $   11,176
                                              ==========         ==========     ==========

COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE  84,560,781         84,438,241     84,483,949
                                              ==========         ==========     ==========

EARNINGS PER COMMON SHARE:
  From continuing operations                  $     0.11         $     0.20     $     0.14
  From discontinued operations                        --              (0.01)         (0.01)
                                              ----------         ----------      ---------
EARNINGS PER COMMON SHARE:                    $    0.11          $     0.19     $     0.13

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

                            PUGET SOUND ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                     ASSETS
                                                          September 30   December 31
                                                                  1997          1996
-------------------------------------------------            ---------     ---------
UTILITY PLANT:
  Electric                                                   $3,571,092    $3,479,652
  Gas                                                         1,212,167     1,129,849
Less: Accumulated depreciation and amortization              (1,584,575)   (1,493,024)
                                                              ---------     ---------
    Net utility plant                                         3,198,684     3,116,477
                                                              ---------     ---------

OTHER PROPERTY AND INVESTMENTS:
  Investment in Bonneville Exchange Power Contract               80,894        86,772
  Investment in Cabot                                            70,073        69,014
  Subsidiary properties and investments                          76,015        80,770
  Other                                                          38,769        43,444
                                                              ---------     ---------
    Total other property and investments                        265,751       280,000
                                                              ---------     ---------

CURRENT ASSETS:
  Cash                                                            3,409         4,335
  Accounts receivable                                           187,158       263,245
  Less: Allowance for doubtful accounts                          (1,865)       (1,700)
  Materials and supplies, at average cost                        59,410        61,638
  Prepayments and other                                           8,372        10,458
  PRAM accrued revenues                                              --        40,470
                                                              ---------     ---------
    Total current assets                                        256,484       378,446
                                                              ---------     ---------

LONG-TERM ASSETS:
  Regulatory asset for deferred income taxes                    264,278       242,454
  Unamortized energy conservation charges                         6,669        44,673
  Other                                                         130,795       165,420
                                                              ---------     ---------
    Total long-term assets                                      401,742       452,547
                                                              ---------     ---------
TOTAL ASSETS                                                 $4,122,661    $4,227,470
                                                              =========     =========

The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                        CAPITALIZATION AND LIABILITIES

                                                           September 30   December 31
                                                                   1997          1996
-------------------------------------------------             ---------     ---------
CAPITALIZATION:
  Common shareholders' investment:
    Common stock, $10 stated value,
    150,000,000 shares authorized,
    84,560,720 and 84,511,245 shares outstanding            $  845,607    $  845,112
  Additional paid-in capital                                   450,923       446,910
  Earnings reinvested in the business                           41,936        86,355
                                                             ---------     ---------
                                                             1,338,466     1,378,377
Preferred stock not subject to
    mandatory redemption                                        95,488       215,000
Preferred stock subject to
    mandatory redemption                                        78,139        87,839
Corporation obligated, mandatorily redeemable
    preferred securities of subsidiary
    trust holding solely junior subordinated
    debentures of the corporation                              100,000            --
Long-term debt                                               1,162,696     1,165,584
                                                             ---------     ---------
    Total capitalization                                     2,774,789     2,846,800
                                                             ---------     ---------
CURRENT LIABILITIES:
  Accounts payable                                              75,087        95,736
  Short-term debt                                              256,972       298,122
  Current maturities of long-term debt                         102,920       100,062
  Purchased gas liability                                        6,528        41,368
Accrued expenses:
    Taxes                                                       60,180        57,419
    Salaries and wages                                          23,144        28,215
    Interest                                                    33,551        27,173
    Other                                                       33,004        51,906
                                                             ---------     ---------
    Total current liabilities                                  591,386       700,001
                                                             ---------     ---------
DEFERRED INCOME TAXES                                          610,636       586,661
                                                             ---------     ---------
OTHER DEFERRED CREDITS                                         145,850        94,008
                                                             ---------     ---------
TOTAL CAPITALIZATION AND LIABILITIES                        $4,122,661    $4,227,470
                                                             =========     =========

The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                               Pro Forma
Nine Months Ended September 30,                           1997        1996          1996
                                                                                (Note 1)
--------------------------------------------------    --------    --------     ---------
OPERATING ACTIVITIES:
Income from continuing operations                     $ 78,047    $122,691     $107,995
Adjustments to reconcile income from
 continuing operations to net cash
 provided by operating activities:
  Depreciation and amortization                        122,811     108,733      108,294
  Deferred income taxes and tax credits - net            3,192      (7,953)     (12,882)
  PRAM accrued revenues                                 40,777      53,345       53,345
  Other                                                 77,916      16,301       14,315
  Change in certain current assets
   and liabilities (Note 6)                             (6,634)     93,538       79,341
----------------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities          316,109     386,655      350,408
----------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
---------------------
Construction expenditures - excluding equity AFUDC    (176,306)   (154,504)    (164,460)
Additions to energy conservation program                (2,849)     (4,162)      (4,162)
Cash received from sale of conservation assets-net      34,380          --           --
Other                                                   17,785     (11,234)     (11,234)
----------------------------------------------------------------------------------------
    Net Cash Used by
      Investing Activities                            (126,990)   (169,900)    (179,856)
----------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
--------------------
Decrease in short-term debt                            (29,591)    (75,413)     (29,881)
Dividends paid                                        (127,664)   (122,503)    (122,540)
Issuance of common and preferred securities            100,066       2,888        2,656
Issuance of bonds                                           --      34,609           --
Redemption of bonds and notes                               (1)    (65,142)     (35,002)
Redemption of preferred stock                         (128,742)     (1,200)      (1,200)
Issue costs of bonds and stock                          (1,530)        (23)        (145)
----------------------------------------------------------------------------------------
    Net Cash Used by  Financing Activities            (187,462)   (226,784)    (186,112)
----------------------------------------------------------------------------------------
Increase (Decrease) in cash from continuing operations   1,657     (10,029)     (15,560)
Decrease in cash from discontinued operations
  Operating activities                                  (2,622)     (1,012)      (1,565)
----------------------------------------------------------------------------------------
Net decrease in cash                                      (965)    (11,041)     (17,125)
Cash at Beginning of year                                4,335      21,814       21,814
Adjustment to conform fiscal year of WECo                   39          --           --
----------------------------------------------------------------------------------------
Cash at End of Period                                 $  3,409    $ 10,773     $  4,689
========================================================================================

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

Temperatures during the three months ended September 30, 1997, averaged 64.2 degrees, compared to an average of 63.8 degrees during the same period in 1996 which was the same as the 30-year average mean temperature. Temperatures during the nine months ended September 30, 1997, averaged 53.9 degrees, compared to a 30-year average of 54.0 degrees and an average of 53.8 degrees during the first nine months of 1996.

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

                                           PUGET SOUND ENERGY, INC.

                                             James W. Eldredge
                                        _____________________________
                                             James W. Eldredge
                                        Corporate Secretary and Controller

Date: December 4, 1997                 Chief accounting officer and officer
                                        duly authorized to sign this report
                                        on behalf of the registrant