Form 10-K
period 1997-12-31
PUGET SOUND ENERGY INC
filed 1998-03-30
CIK 81100

============================================================================


                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549



                                  FORM 10-K



         /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

              For the fiscal year ended December 31, 1997

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

    Title of each class

    Preferred Stock (Cumulative; $100 Par Value)
    Preferred Stock (Cumulative; $25 Par Value)
    8.231% Capital Securities

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes  /X/       No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 1997, was approximately $ 2,549,316,000.

The number of shares of the registrant's common stock outstanding at February 28, 1998, was 84,560,625.


                    Documents Incorporated by Reference

The Company's definitive proxy statement for its annual meeting of shareholders on May 12, 1998, is incorporated by reference in Part III hereof.



                                     INDEX
----------------------------------------------------------------------------
          Item                                                          Page
           No.                                                           No.
Part I     1.   Business................................................   1
                General.................................................   1
                Industry Overview........................................  2
                Regulation and Rates.....................................  3
                Electric Utility Operations..............................  3
                Electric Utility Operating Statistics.................... 11
                Gas Utility Operations................................... 13
                Gas Utility Operating Statistics......................... 17
                Construction Financing................................... 18
                Environment.............................................. 18
                Executive Officers....................................... 20
           2.   Properties............................................... 22
           3.   Legal Proceedings........................................ 22
           4.   Submission of Matters to a Vote of Security Holders...... 22

Part II    5.   Market for Registrant's Common Equity and Related
                Stockholder Matters...................................... 22
           6.   Selected Financial Data.................................. 23
           7.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations............ 24
           8.   Financial Statements and Supplementary Data.............. 34
           9.   Changes in and Disagreements with Accountant
                on Accounting and Financial Disclosure................... 34

Part III       (Incorporated by reference from the Company's
                definitive proxy statement issued in connection with the 1998 Annual Meeting of Shareholders)
          10.   Directors and Executive Officers of the Registrant
          11.   Executive Compensation
          12.   Security Ownership of Certain Beneficial
                Owners and Management
          13.   Certain Relationships and Related Transactions

Part IV   14.   Exhibits, Financial Statement Schedules and
                Reports on Form 8-K...................................... 35
                Signatures............................................... 36
                Exhibit Index............................................ 79




                           DEFINITIONS
----------------------------------------------------------------------------
  AFUDC                    Allowance for Funds Used During Construction

  BPA                      Bonneville Power Administration

  CAAA                     Clean Air Act Amendments

  Cabot                    Cabot Oil & Gas Corporation

  Chelan                   Public Utility District No. 1 of
                           Chelan County, Washington

  Dth                      Dekatherm (One Dth is equal to one MMBTu)

  EPA                      Environmental Protection Agency

  FERC                     Federal Energy Regulatory Commission

  KW                       Kilowatts

  KWH                      Kilowatt Hours

  MMBTu                    One Million British Thermal Units

  MW                       Megawatts (one MW equals one thousand KW)

  MWH                      Megawatt Hours

  Montana Power            The Montana Power Company

  NMFS                     National Marine Fisheries Service

  PGA                      Purchased Gas Adjustment

  PRAM                     Periodic Rate Adjustment Mechanism

  PRP                      Potentially Responsible Party

  PUDs                     Washington Public Utility Districts

  PURPA                    Public Utility Reform and Policy Act

  Washington Commission    Washington Utilities and Transportation
                           Commission

  WECo                     Washington Energy Company

  WEGM                     Washington Energy Gas Marketing Company

  WNG                      Washington Natural Gas Company

  WPPSS                    Washington Public Power Supply System




PART I

ITEM 1.  BUSINESS

General

Puget Sound Energy, Inc. (the "Company"), formerly Puget Sound Power & Light Company ("Puget Power"), is an investor-owned public utility incorporated in the State of Washington furnishing electric and, since February 10, 1997, gas service in a territory covering approximately 6,000 square miles, principally in the Puget Sound region of Washington state. On February 10, 1997, the Company completed a merger (the "Merger") with the Washington Energy Company ("WECo") and its principal subsidiary, Washington Natural Gas Company ("WNG"). Seattle-based WNG provided natural gas distribution service to approximately 500,000 customers in an area east of Puget Sound that included Seattle, Tacoma, Everett, Bellevue and Olympia. Puget Power changed its name to Puget Sound Energy, Inc. effective with the Merger. Certain historical financial and statistical information contained herein has been restated to reflect the combined operations of the Company, WECo and WNG and all references to the Company include the combined entity. Effective with the merger, WECo's 1996 fiscal year-end was changed from September 30 to December 31 to conform to Puget Power's year-end. Accordingly, financial and statistical information prior to January 1, 1997, contained herein reflects fiscal years ended December 31 for Puget Power and September 30 for WECo. (See discussion of the Merger in Note 1 to the Consolidated Financial Statements.)

At December 31, 1997, the Company had approximately 871,900 electric customers, consisting of 773,900 residential, 92,500 commercial, 4,100 industrial and 1,400 other customers and approximately 521,300 gas customers, consisting of 475,600 residential, 42,600 commercial, 3,000 industrial and 100 other customers. For the year 1997, the Company added approximately 14,600 electric customers and approximately 21,400 gas customers, representing annualized growth rates of 1.7% and 4.3%, respectively. During 1997, the Company's billed retail tariff revenues from electric utility operations were derived 46% from residential customers, 36% from commercial customers, 15% from industrial customers and 3% from wholesale customers, and the Company's retail tariff revenues from gas utility operations were derived 60% from residential customers, 28% from commercial customers, 9% from industrial customers and 3% from other customers. During this period, the largest customer accounted for 2.1% of the Company's utility operating revenues.

The Company is affected by various seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers occur from season to season and from month to month within a season, primarily as a result of weather conditions. The Company normally experiences its highest energy sales in the first and fourth quarters of the year. Sales of electricity to other utilities also vary by quarters and years depending principally upon streamflow conditions for the generation of surplus hydro-electric power, customer usage and the energy requirements of other neighboring utilities. Under the previously effective electric Periodic Rate Adjustment Mechanism ("PRAM") approved by the Washington Utilities and Transportation Commission (the "Washington Commission") in October 1991, earnings were not significantly influenced, up or down, by sales of surplus electricity to other utilities or by variations in normal

                                    -1-
seasonal weather or hydro conditions. The PRAM, however, ended effective September 30, 1996, under a stipulated negotiated settlement approved by the Washington Commission. With the discontinuance of the PRAM, earnings from electric operations now can be significantly influenced by surplus sales and variations in weather, hydro conditions and non-firm regional electric energy prices. Since 1971, the Washington Commission has permitted the Company to pass on to its customers, through changes in its rates, all changes in the price of gas purchased from nonaffiliated suppliers through the Purchased Gas Adjustment ("PGA") mechanism. This mechanism allows the Company to pass these cost increases or decreases to its customers on a timely basis, resulting in no material impact on net income from gas operations. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Rate Matters.")

During the period from January 1, 1993 through December 31, 1997, the Company made gross electric utility plant additions of $730 million and retirements of $136 million. In the five year period ended December 31, 1997, the Company made gross gas utility plant additions of $447 million and retirements of $45 million. Gross electric utility plant at December 31, 1997, was approximately $3.6 billion which consisted of 49% distribution, 27% generation, 16% transmission and 8% general plant and other. Gross gas utility plant at December 31, 1997, was approximately $1.2 billion which consisted of 84% distribution, 5% transmission and 11% general plant and other.

At year-end the Company and its subsidiaries had 3,050 aggregate full-time equivalent employees, down from approximately 4,350 full-time equivalent employees at the end of 1992. This represents a workforce reduction of approximately 30% the last five years.

Industry Overview

The electric and gas industries in the United States are undergoing significant changes. The focus of these changes is to promote competition among suppliers of electricity and gas and associated services. In 1996, the Federal Energy Regulatory Commission ("FERC") issued an order that requires utilities to provide wholesale open access to electric transmission systems on terms that are comparable to the utility's own use. A number of states, including California, have restructured their electric industries to separate or "unbundle" power generation, transmission and distribution in order to permit new competitors to enter the market place. In part because electric rates in the Pacific Northwest have been among the lowest in the nation, the legislatures in this region, including Washington, have not yet enacted laws to provide for competition at the retail level. The Washington Commission has initiated a pilot program, in which the Company participates, that permits consumers limited direct access to competitive energy suppliers. The Company is actively monitoring developments in this area and has indicated its support for the enactment of legislation that provides increased choice for all electric service customers in the state of Washington.

In order to position itself to respond effectively to future restructuring of the utility industry, and in anticipation of a competitive environment for electric energy sales, the Company has recently organized into separate business units: energy transportation; energy supply and customer solutions. This reorganization anticipates eventual legislatively mandated unbundling of power generation from transmission and distribution which would allow


                                    -2-
customers to purchase these services and commodities individually from different suppliers or, alternatively, as a complete package.

Since 1986, the Company has been offering gas transportation as a separate service to industrial and commercial customers who choose to purchase their gas supply directly from producers and gas marketers. The continued evolution of the natural gas industry, resulting primarily from FERC Orders 436, 500 and 636, has served to increase the ability of large gas end-users to bypass the Company in obtaining gas supply and transportation services. Though the Company has not lost any substantial industrial or commercial load as a result of such bypass, in certain years up to 160 customers annually have taken advantage of unbundled transportation service; in 1997, approximately 128 commercial and industrial customers, on average, chose to use such service.

Regulation and Rates

The Company is subject to the regulatory authority of (1) the Washington Commission as to retail rates, accounting, the issuance of securities and certain other matters and (2) the FERC with respect to the transmission of electric energy, the resale of electric energy at wholesale, accounting and certain other matters. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Rate Matters.")

Electric Utility Operations
---------------------------
Electric Power Resources

At December 31, 1997, the Company's peak electric power resources were approximately 5,015,300 KW. The Company's historical peak load of approximately 4,615,000 KW occurred on December 21, 1990.

During 1997, the Company's total electric energy production was supplied 23% by its own resources, 29% through long-term contracts with several of the Washington Public Utility Districts ("PUDs") that own hydroelectric projects on the Columbia River, 24% from other firm purchases and 24% from non-firm purchases.

















                                    -3-


The following table shows the Company's electric energy supply resources at December 31, 1997, and energy production during the year:


                           Peak Power Resources
                           at December 31, 1997     1997 Energy Production
                           --------------------     ----------------------
                            Kilowatts     %         Kilowatt-Hours    %
                            ---------    ----       --------------   ----
                                                     (Thousands)
Purchased Resources:
  Columbia River
    PUD Contracts (Hydro)   1,355,000   26.4%         8,399,909       28.6%
  Other Hydro(a)              615,500   12.0%         3,350,193       11.4%
  Thermal(a)                1,401,900   27.4%        10,965,820       37.4%
---------------------------------------------------------------------------
  Total                     3,372,400   65.8%        22,715,922       77.4%
---------------------------------------------------------------------------
Company-owned Resources:
  Hydro                       308,200    6.0%         1,566,279        5.3%
  Coal                        771,900   15.1%         4,951,116       16.9%
  Natural gas                 673,900   13.1%           123,724        0.4%
---------------------------------------------------------------------------
  Total Company-owned       1,754,000   34.2%         6,641,119       22.6%
---------------------------------------------------------------------------
      Total                 5,126,400  100.0%        29,357,041      100.0%
===========================================================================

(a) Power received from other utilities is classified between hydro and thermal based on the character of the utility system used to supply the power or, if the power is supplied from a particular resource, the character of that resource.

Company-Owned Electric Generation Resources.

The Company and other utilities are joint owners of four mine-mouth, coal-fired, steam-electric generating units at Colstrip, Montana, approximately 100 miles east of Billings, Montana. The Company owns a 50% interest (330,000 KW) in Units 1 and 2 and a 25% interest (350,000 KW) in Units 3 and
4. The owners of the Colstrip Units purchase coal for the units from Western Energy Company ("Western Energy"), an affiliate of Montana Power Company ("Montana Power") (one of the joint owners), under the terms of long-term coal supply agreements. Montana Power has announced that it intends to sell all of its generating assets, including its interest in Colstrip. Pursuant to a settlement agreement between the Company, Montana Power and Western Energy dated February 21, 1997, related to a dispute under a power sales agreement between Montana Power and the Company, the Company's coal price has been reduced on an interim basis pending a restructuring of the Colstrip coal supply arrangements. The Company and the other joint owners are involved in ongoing negotiations regarding restructuring of the Colstrip 1,2,3 and 4 coal supply arrangements.

The Company owns a 7% interest (91,900 KW) in a coal-fired, steam-electric generating plant near Centralia, Washington, with a total net capability of 1,313,000 KW. In 1991, the Company and other owners of the Centralia Project renegotiated a long-term coal supply agreement with Pacific Power & Light

                                    -4-
Company. The Company and other owners of the Centralia project are reviewing emissions compliance options that will need to be adopted to meet the Federal and State emission requirements by the year 2000.

The Company also has the following plants with an aggregate net generating capability of 982,050 KW: Upper Baker River hydro project (103,000 KW) constructed in 1959; Lower Baker River hydro project (71,400 KW) reconstructed in 1960; White River hydro plant (63,400 KW) constructed in 1911 with installation of the last unit in 1924; Snoqualmie Falls hydro plant (44,000 KW), half the capability of which was installed during the period 1898 to 1910 and half in 1957; and one smaller hydro plant, Electron (26,400
KW), constructed during the period 1904 to 1929; a standby internal combustion unit (2,750 KW) installed in 1969; an oil-fired combustion turbine unit (67,500 KW) installed in 1974; four dual-fuel combustion turbine units (89,100 KW each) installed during 1981; and two dual-fuel combustion turbine units (123,600 KW each) installed during 1984.

The Company's combustion turbines installed in 1981 and 1984 may be fueled with either natural gas or distillate oil. Short-term supplies of distillate fuel may be stored on-site. These plants are operated from time to time for peaking purposes and to produce energy for sales to other utilities, either directly or through tolling arrangements.

On December 19, 1997, the Company was issued a 50 year license by FERC for its existing and operating White River project which includes authorization to install an additional 14,000 KW generating unit. The Company has filed for a rehearing with FERC on certain articles of the license. The initial license for the existing and operating Snoqualmie Falls project expired in December 1993, and the Company continues to operate this project under a temporary license. The Company is continuing the FERC application process to relicense this project. The Company has also applied for a license to expand its existing 1,750 KW Nooksack Falls project which is currently unlicensed and not operating because of an electric generator fire in 1996.

Columbia River Electric Energy Supply Contracts

During 1997, approximately 28.6% of the Company's energy output was obtained at an average cost of approximately 9.4 mills per KWH through long-term contracts with several of the Washington PUDs owning hydroelectric projects on the Columbia River.

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

The Company has contracted to purchase from Chelan County PUD ("Chelan") a share of the output of the original units of the Rock Island Project which equaled 57.1% through June 30, 1997. This share decreases gradually to 50% of the output at July 1, 1999, and remains unchanged thereafter for the duration of the contract. The Company has also contracted to purchase the entire output of the additional Rock Island units for the duration of the

                                    -5-
contract, except that the Company's share of output of the additional units may be reduced up to 10% per year beginning July 1, 2000, subject to a maximum aggregate reduction of 50%, upon the exercise of rights of withdrawal by Chelan for use in its local service area. Chelan has given notice of withdrawal of 5% on July 1, 2000. As of December 31, 1997, the Company's aggregate annual capacity from all units of the Rock Island Project was 423,000 KW. The Company has contracted to purchase from Chelan 38.9% (482,750 KW as of December 31, 1997) of the annual output of the Rocky Reach Project, which percentage remains unchanged for the remainder of the contract. The Company's share of the annual output of the Wells Project purchased from Douglas County PUD is currently 31.5% (264,600 KW as of December 31, 1997) and can be ultimately reduced to 31.3% upon the additional exercise of withdrawal rights by Douglas County PUD. The Company has contracted to purchase from Grant County PUD 8.0% (72,570 KW as of December 31, 1997) of the annual output of the Priest Rapids project and 10.8% (112,100 KW as of December 31, 1997) of the annual output of the Wanapum project, which percentages remain unchanged for the remainder of the contracts. (See Note 17 to the Company's Consolidated Financial Statements.)

In 1964, the Company and fifteen other utilities and agencies in the Pacific Northwest entered into a long-term coordination agreement extending until June 30, 2003 (the "Coordination Agreement"). This agreement provides for the coordinated operation of substantially all of the hydroelectric power plants and reservoirs in the Pacific Northwest. A new Coordination Agreement was negotiated in 1997 and will replace the prior agreement in February of 1999. Various fishery enhancement measures, including most recently the 1995 "biological opinion" from the National Marine Fisheries Service ("NMFS"), have reduced the flexibility provided by the Coordination Agreement. (See "Environment - Federal Endangered Species Act.")

Certain utilities in the northwest United States and Canada are obtaining the benefits of additional firm power as a result of the ratification of a 1961 treaty between the United States and Canada under which Canada is providing approximately 15,500,000 acre-feet of reservoir storage on the upper Columbia River. As a result of this storage, streamflow which would otherwise not be usable to serve firm regional load is stored and later released during periods when it is usable. Pursuant to the treaty, one-half of the firm power benefits produced by the additional storage accrue to Canada. The Company's benefits from this storage are based upon its percentage participation in the Columbia River projects and one half of those benefits must be returned to Canada. Also in 1961, the Company contracted to purchase 17.5% of Canada's share of the power to be returned resulting from such storage until the beginning of a phased expiration of the contract in 1998. The Company has also contracted to purchase from the Bonneville Power Administration ("BPA") supplemental capacity in amounts that decrease gradually until the beginning of a phased expiration of the contract in 1998. Negotiations are being conducted regarding replacement of the existing contracts.

Electric Energy Supply Contracts and Agreements With Other Utilities.

Under a 1985 settlement agreement relating to Washington Public Power Supply System ("WPPSS") Nuclear Project No. 3, in which the Company has a 5% interest, the Company is receiving from BPA for approximately 30.5 years, beginning January 1, 1987, electric power during the months of November through April. Under the contract, the Company is guaranteed to receive not


                                    -6-
less than 191,667 MWH in each contract year until the Company has received total deliveries of 5,833,333 MWH.

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

On October 1, 1989, the Company signed a contract with Montana Power under which Montana Power provides the Company, from its share of Colstrip Unit 4, 71 average MW of energy (94 MW of peak capacity) over a 21-year period. On February 27, 1995, the Company delivered to Montana Power notice of termination of the contract based on Montana Power's failure to arrange for firm contractual transmission rights for such energy as required by the contract. Pursuant to a settlement between the Company and Montana Power on February 21, 1997, the contract remains in effect and the price of power purchased by the Company is reduced. The settlement also addressed certain price reductions and restructuring activities in connection with the Colstrip coal supply arrangements. The Company expects annual reductions in power supply costs of approximately $13 million as a result of these settlements.

On December 11, 1989, the Company executed a conservation transfer agreement with Snohomish County PUD. Snohomish County PUD, together with Mason and Lewis County PUDs, will install conservation measures in their service areas. The agreement calls for the Company to receive the power saved over the expected 20-year life of the measures. The agreement calls for BPA to deliver the conservation power to the Company from March 1, 1990 through June 30, 2001 and for Snohomish County PUD to deliver the conservation power for the remaining term of the agreement. Annual power deliveries gradually increased over the first five years of the agreement and will remain at 6 average MW of energy throughout the remaining term of the agreement.

The Company executed an exchange agreement with Pacific Gas & Electric Company which became effective on January 1, 1992. Under the agreement, 300 MW of capacity together with 413,000 MWH of energy are exchanged seasonally every year on a unit for unit basis. No payments are made under this agreement. Pacific Gas & Electric Company is a summer peaking utility and will provide power during the months of November through February. The Company is a winter peaking utility and will provide power during the months of June through September. Each party may terminate the contract for various reasons. The Company has obtained 400,000 KW of transmission rights (similar in nature to ownership type rights) on the Pacific Northwest-Southwest AC Intertie. These transmission rights are used, in part, to transmit power under this agreement.
                                    -7-



In October of 1997 a power exchange agreement between the Company and Powerex (a British Columbia utility) became effective. Under this agreement Powerex pays the Company for the right to deliver power to the Company at the Canadian border in exchange for the Company delivering power to Powerex at various locations in the United States. The Company also obtained 425,000 KW of transmission rights (similar in nature to ownership type rights) on the Westside Northern Intertie in October of 1997. These transmission rights are used, in part, to transmit power under this agreement.

Electric Energy Supply Contracts and Agreements With Non-Utilities.

As required by the federal Public Utility Reform and Policy Act ("PURPA"), the Company has entered into long-term firm purchased power contracts with non-utility generators. The most significant of these are the five contracts described below which the Company entered into in 1989, 1990 and 1991 with operators of natural gas-fired cogeneration projects. The Company purchases the net electrical output of these five projects at fixed and annually escalating prices which were intended to approximate the Company's avoided cost of new generation projected at the time these agreements were made. Principally as a result of dramatic changes in natural gas price levels, the power purchase prices under these agreements are significantly above the current market price of power and, based upon projections of future market prices, are expected to remain well above market for the duration of the contracts. The Company's estimated payments under these five contracts are $247 million for 1998, $257 million for 1999, $265 million for 2000, $288 million for 2001, $297 million for 2002 and in the aggregate, $3.1 billion thereafter through 2014. These payments reflect the Tenaska contract restructuring described below. The Company continues to seek restructuring of the other four contracts. When and if retail electric energy prices move to market levels as a result of electric industry restructuring, the above market portion of these contract costs may become stranded costs which the Company plans to seek to recover through transition charges.

On June 29, 1989, the Company executed a 20-year contract to purchase 70 average MW of energy and 80 MW of capacity, beginning October 11, 1991, from the March Point Cogeneration Company ("March Point"), which owns and operates a natural gas-fired cogeneration facility known as March Point Phase I, located at a Texaco refinery in Anacortes, Washington. On December 27, 1990, the Company executed a second contract (having a term coextensive with the first contract) to purchase an additional 53 average MW of energy and 60 MW of capacity, beginning in January 1993, from another natural gas-fired cogeneration facility owned and operated by March Point, which facility is known as March Point Phase II and is located at the Texaco refinery in Anacortes, Washington.

On February 24, 1989, the Company executed a 20-year contract to purchase 108 average MW of energy and 123 MW of capacity, beginning in April 1993, from Sumas Cogeneration Company, L.P., which owns and operates a natural gas-fired cogeneration project located in Sumas, Washington.

On September 26, 1990, the Company executed a 15-year contract to purchase 141 average MW of energy and 160 MW of capacity, beginning in July 1993, from Encogen Northwest L.P. ("Encogen") (a limited partnership having a general partner that is a subsidiary of Enserch Development Corp.), which owns and operates a natural-gas fired cogeneration facility located at the Georgia Pacific mill near Bellingham, Washington.

                                    -8-
On March 20, 1991, the Company executed a 20-year contract to purchase 216 average MW of energy and 245 MW of capacity, beginning in April 1994, from Tenaska Washington Partners, L.P., which owns and operates a natural-gas fired cogeneration project located near Ferndale, Washington. In December 1997 and January 1998, the Company and Tenaska Washington Partners entered into revised agreements which will lower purchased power costs from the Tenaska project by restructuring its natural gas supply. The Company paid $215 million to buy out the project's existing long-term gas supply contracts, which contained fixed and escalating gas prices that were well above current and projected future market prices for natural gas. The Company became the principal natural gas supplier to the project and power purchase prices under the Tenaska contract were revised to reflect market-based prices for the natural gas supply. The Company obtained an order from the Washington Commission creating a regulatory asset related to the $215 million restructuring payment. These revised arrangements are expected to reduce the Company's power supply costs from the Tenaska project between 15 and 20 percent annually over the remaining 14 year life of the contract, net of the costs of the restructuring payment. The Company's purchased electric energy costs associated with the Tenaska contract was $75.7 million in 1997.

Electric Energy Conservation

The Company offers programs designed to help new and existing customers use electric energy efficiently. The primary emphasis is to provide information and technical services to enable customers to make energy-efficient choices with respect to building design, equipment and building systems, appliance purchases and operating practices.

The Company's electric energy conservation expenditures have historically been accumulated, included in rate base and amortized to expense over a ten year period at the direction of the Washington Commission. In June 1995 the Company sold approximately $202.5 million of its investment in customer-owned energy conservation measures to a grantor trust, which, in turn, issued securities backed by a Washington state statute enacted in 1994. On August 6, 1997, the Company sold an additional $35.2 million of such conservation investments in a similarly structured transaction

Electric Rates and Regulation

The order approving the Merger, issued by the Washington Commission on February 5, 1997, contains a rate plan designed to provide a five-year period of rate certainty for customers and to provide the Company with an opportunity to achieve a reasonable return on investment. As required under the Merger order, the Company filed tariffs, effective February 8, 1997, that resulted in an average decrease of 5.6% related to the PRAM, and an overall increase in general electric rates of 1.8%, with increases among rate classes varying between 1.0% and 2.5%. The general rate increase has a positive impact on earnings while the decrease, reflecting the discontinuation of the PRAM and collection of previously accrued revenues, does not affect earnings. The net impact was an average decrease in electric rates of 3.7%. General rates for electric residential, large commercial and industrial service will increase by 1.5% on January 1 of each of the four years beginning in 1998, while those for small commercial, industrial and lighting electric customers will increase by 1.0% in each of the following three years.



                                    -9-


On September 22, 1995, the Washington Commission issued a rate order relating to the Company's fifth annual rate adjustment under the PRAM. In addition to approval of the rate adjustment, the Commission also agreed, pursuant to a negotiated settlement, to discontinue the PRAM on September 30, 1996. PRAM accrued revenues of $40.5 million, recorded at December 31, 1996, were recovered in the first quarter of 1997. Over-collection of PRAM revenues totaling $17.0 million was refunded to customers in the second quarter of 1997.

With the discontinuance of the PRAM effective October 1, 1996, the annual regulatory adjustments for variations in weather and hydro conditions provided for in the PRAM were also discontinued.

ENERGY DELIVERY OPERATING STATISTICS

Electric Operations:
Year Ended on December 31              1997        1996        1995        1994        1993
-------------------------------------------------------------------------------------------
Operating revenues by classes:
(thousands)

  Residential                    $  529,990  $  554,318  $  524,748  $  532,124  $  502,037
  Commercial                        414,480     423,139     397,211     375,751     356,586
  Industrial                        166,473     170,596     168,501     163,574     150,063
  Other consumers                    32,453      44,125      38,730      38,759      28,189
-------------------------------------------------------------------------------------------
    Operating revenues
      billed to consumers (a)     1,143,396   1,192,178   1,129,190   1,110,208   1,036,875
  Unbilled revenues -
    net increase (decrease)          (4,921)     13,201      (6,382)     (2,522)     14,409
  PRAM accrual                      (40,777)    (74,326)      3,955      25,835      42,100
-------------------------------------------------------------------------------------------
    Total operating revenues
      from consumers              1,097,698   1,131,053   1,126,763   1,133,521   1,093,384
  Other utilities                   133,726      67,716      52,567      60,537      19,494
-------------------------------------------------------------------------------------------
    Total operating revenues     $1,231,424  $1,198,769  $1,179,330  $1,194,058  $1,112,878
-------------------------------------------------------------------------------------------
  Number of customers (average):
  Residential                       767,476     754,097     739,173     723,566     708,123
  Commercial                         91,517      89,613      87,404      85,203      82,875
  Industrial                          4,090       3,993       3,908       3,851       3,715
  Other                               1,389       1,371       1,346       1,325       1,289
-------------------------------------------------------------------------------------------
    Total customers (average)       864,472     849,074     831,831     813,945     796,002
-------------------------------------------------------------------------------------------
KWH generated, purchased
  and interchanged (thousands):
  Company generated               6,641,118   5,585,595   6,371,416   7,011,932   6,414,311
  Purchased power                22,611,963  20,573,983  17,897,922  16,268,042  14,608,899
  Interchanged power (net)          103,959      99,942      48,485     (87,771)    174,478
-------------------------------------------------------------------------------------------
    Total energy output          29,357,040  26,259,520  24,317,823  23,192,203  21,197,688
  Losses and company use         (1,414,101) (1,322,262) (1,235,457) (1,291,322) (1,096,599)
-------------------------------------------------------------------------------------------
    Total energy sales           27,942,939  24,937,258  23,082,366  21,900,881  20,101,089
-------------------------------------------------------------------------------------------

(a)  Operating revenues in 1997, 1996 and 1995 were reduced by $40.5 million, $41.0 million and $25.1 million, respectively, as a result of the Company's sale of $237.7 million of its investment in customer-owned energy conservation measures.  (See "Operating revenues" in
Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements.)

Electric Operations (continued from previous page):

Year Ended on December 31               1997        1996        1995        1994        1993
--------------------------------------------------------------------------------------------
Electric energy sales, KWH:
(thousands)
  Residential                      9,319,508   9,350,292   8,972,498   8,913,903   8,974,787
  Commercial                       7,022,092   6,807,465   6,538,533   6,301,568   6,175,911
  Industrial                       3,994,748   3,793,966   3,720,641   3,724,931   3,690,473
  Other consumers                    206,330     205,066     205,232     200,622     196,246
--------------------------------------------------------------------------------------------
    Total energy billed
      to consumers                20,542,678  20,156,789  19,436,904  19,141,024  19,037,417
  Unbilled energy sales -
    net increase (decrease)          (45,556)    224,412    (158,920)    (72,352)    139,329
--------------------------------------------------------------------------------------------
    Total energy sales
      to consumers                20,497,122  20,381,201  19,277,984  19,068,672  19,176,746
  Sales to other
    electric utilities             7,445,817   4,556,057   3,804,382   2,832,209     924,343
--------------------------------------------------------------------------------------------
    Total energy sales            27,942,939  24,937,258  23,082,366  21,900,881  20,101,089
--------------------------------------------------------------------------------------------

Per residential customer:
  Annual use (KWH)                    12,143      12,399      12,139      12,319      12,674
  Annual billed revenue              $716.88     $762.35     $726.95     $735.42     $708.97
  Billed revenue per KWH              $.0590      $.0615      $.0599      $.0597      $.0559

Company-owned generation
  capability - kilowatts:
  Hydro                              309,950     309,950     309,950     309,950     309,950
  Steam                              771,900     771,900     771,900     771,900     857,700
  Natural gas/oil                    702,350     702,350     702,350     702,350     702,350
--------------------------------------------------------------------------------------------
    Total                          1,784,200   1,784,200   1,784,200   1,784,200   1,870,000
--------------------------------------------------------------------------------------------
Heating degree days                    4,599       4,953       3,994       4,341       4,691
% of normal of 30 year
  average (4,908)                      93.7%      100.9%       81.4%       88.4%       95.6%
Load factor                            58.7%       55.5%       56.7%       54.7%       52.5%





                                           -12-


Gas Utility Operations
---------------------
Gas Supply

The Company currently purchases a blended portfolio of long-term firm, short-term firm, and spot gas supplies from a diverse group of major and independent producers and gas marketers in the United States and Canada. All of the Company's gas supply is ultimately transported through Northwest Pipeline Corporation ("NPC"), the sole interstate pipeline delivering directly into the western Washington area.

                            Peak Firm
                            Gas Supply at
                            December 31,
                            Dth per Day   %
                            -----------  ----

Purchased Gas Supply
--------------------
British Columbia            212,500      26.0
Alberta                      78,000       9.6
United States                75,800       9.3
                            -----------------
                            366,300      44.9
                            -----------------

Purchased Storage Capacity
--------------------------
Clay Basin                  111,800      13.7
Jackson Prairie              47,900       5.9
LNG                          70,500       8.7
                            -----------------
                            230,200      28.3
                            -----------------

Owned Storage Capacity
----------------------
Jackson Prairie             188,500      23.1
Propane-Air Injection        30,000       3.7
                            -----------------
                            218,500      26.8
                            -----------------
                            815,000     100.0
                            =================

All supplies and storage are connected to PSE's Market with Firm
Transportation capacity.

For baseload and peak-shaving purposes, the Company supplements its firm gas supply portfolio by purchasing natural gas at generally lower prices in summer, injecting it into underground storage facilities and withdrawing it during the winter heating season. Storage facilities at Jackson Prairie in Western Washington and at Clay Basin in Utah are used for this purpose. Peaking needs are also met by using the Company's gas held in NPC's liquefied natural gas ("LNG") facility at Plymouth, Washington, and by producing propane-air gas at a plant owned by the Company and located on its distribution system.

                                    -13-
The Company expects to meet its firm peak-day requirements for residential, commercial and industrial markets through its firm gas purchase contracts, firm transportation capacity, firm storage capacity and other firm peaking resources. The Company believes that it will be able to acquire incremental firm gas supply resources which are reliable and reasonably priced, to meet anticipated growth in the requirements of its firm customers for the foreseeable future.

Gas Supply Portfolio

For the 1997-98 winter heating season, the Company has contracted for approximately 26% of its expected peak-day gas supply requirement from sources originating in British Columbia under a combination of long-term and winter peaking purchase agreements. Long-term gas supplies from Alberta represent approximately 10% of the peak-day requirement. Long-term and winter peaking arrangements with U.S. suppliers and gas stored at Clay Basin make up approximately 23% of the peak-day portfolio. The balance of the peak-day requirement is expected to be met with gas stored at Jackson Prairie, LNG held at NPC's Plymouth facility and propane-air resources, which represent approximately 29%, 9% and 3%, respectively, of expected peak-day requirements. During 1997, approximately 46% of gas supplies purchased by the Company originated from British Columbia while 26% originated in Alberta and 28% originated in the U.S.

The current firm, long-term gas supply portfolio consists of arrangements with 18 producers and gas marketers, with no single supplier representing more than 17% of expected peak-day requirements. Contracts have remaining terms ranging from less than one year to six years, with an average term of two years. All gas supply contracts contain market-sensitive pricing provisions based on several published indices.

The Company's firm gas supply portfolio is structured to capitalize on regional price differentials when they arise. Gas and services are marketed outside the Company's service territory ("off-system sales") whenever on-system customer demand requirements permit. The geographic mix of suppliers and daily, monthly and annual take requirements permit a high degree of flexibility in selecting gas supplies during off-peak periods to minimize costs.

Gas Transportation Capacity

The Company currently holds firm transportation capacity on pipelines owned by Northwest Pipeline Corporation and PG&E Gas Transmission-Northwest, formerly known as Pacific Gas Transportation ("PGT"). Accordingly, the Company pays fixed monthly demand charges for the right, but not the obligation, to transport specified quantities of gas from receipt points to delivery points on such pipelines each day for the term or terms of the applicable agreements.

The Company holds firm capacity on NPC's pipeline totaling 454,533 Dekatherms per day (one Dekatherm "Dth" is equal to one million British thermal units or "MMBtu" per day), acquired under several agreements at various times. The Company has exchanged certain segments of its firm capacity with third parties to effectively lower transportation costs. The Company's firm transportation capacity contracts with NPC have remaining terms ranging from 7 to 18 years. However, the Company has either the unilateral right to extend the contracts under their current terms or the right of first refusal

                                    -14-
to extend such contracts under then current FERC orders. The Company's firm transportation capacity on PGT's pipeline has a remaining term of 26 years. Gas Storage Capacity

The Company holds storage capacity in the Jackson Prairie and Clay Basin underground gas storage facilities attached to NPC's pipeline. The Jackson Prairie facility, operated and one-third owned by the Company, is used primarily for intermediate peaking purposes, able to deliver a large volume of gas over a relatively short time period. Combined with capacity contracted from NPC's one-third stake in Jackson Prairie, the Company has peak, firm delivery capacity of over 230,000 Dth per day and total firm storage capacity of exceeding 6,000,000 Dth at the facility. The location of the Jackson Prairie facility in the Company's service or market area provides significant cost savings by reducing the amount of annual pipeline capacity required to meet peak-day gas requirements. The Company, as Project Operator of the facility, has recently filed an application with the FERC for authorization to expand the Jackson Prairie facility. The Company's share of the expanded project will provide additional firm delivery capacity of over 100,000 Dth per day and additional firm storage capacity of above 1,000,000 Dth at the start of the 1999-2000 heating season, if approved by regulators. The Company has secured rights to additional firm seasonal pipeline capacity to be utilized in conjunction with the expanded project.

The Clay Basin storage facility is supply area storage and is withdrawn over the entire winter, capturing savings due to injecting lower cost gas supplies during the summer. The Company has maximum firm withdrawal capacity over 100,000 Dth per day from the facility with total storage capacity exceeding 13,000,000 Dth. The capacity is held under two contracts with remaining terms of 16 and 22 years.

LNG and Propane-Air Resources

LNG and propane-air resources provide gas supply on short notice for short periods of time. Due to their high cost, these resources are utilized as the supply of last resort in extreme peak-demand periods, typically lasting a few hours or days. The Company has long-term contracts for storage of nearly 250,000 Dth of its gas as LNG at NPC's Plymouth facility, which equates to approximately three and one-half days' supply at maximum daily deliverability of 70,500 Dth. The Company owns storage capacity for approximately
1.4 million gallons of propane. The propane-air injections facilities are capable of delivering the equivalent of 30,000 Dth of gas per day for up to four days directly into the Company's distribution system.

Capacity Release

FERC provided a capacity release mechanism as the means for holders of firm pipeline and storage entitlements to relinquish temporarily unutilized capacity to others in order to recoup all or a portion of the cost of such capacity. Capacity may be released through several methods including open bidding and by pre-arrangement. The Company continues to successfully mitigate a substantial portion of the demand charges related to both storage and pipeline capacity not utilized during off-peak periods. WNG CAP I, a wholly owned subsidiary of the Company, was formed to provide additional flexibility and benefits from capacity release. In approving the Company's last approved PGA, effective May 15, 1995, the Washington Commission allowed all previously incurred and projected capacity related NPC's demand charges


                                    -15-
to be recovered in rates. Washington Energy Gas Marketing Company, a wholly-owned subsidiary of the Company, markets excess capacity on the PGT pipeline. (See Note 17 to the Consolidated Financial Statements.)

Gas Rates and Regulation

The order approving the Merger, issued by the Washington Commission on February 5, 1997, contains a rate plan designed to provide unchanged rates for all classes of natural gas customers until January 1, 1999, when rates will decrease by 1% on gas utility margins.

Beginning in 1971, the Washington Commission permitted WNG and now PSE to pass on to its customers, through changes in its rates, all changes in the price of gas purchased from nonaffiliated suppliers through the Purchased Gas Adjustment (PGA) mechanism. This mechanism allows the Company to pass these cost increases or decreases to its customers on a timely basis, resulting in no material impact on net income. The current PGA was approved by the Washington Commission effective May 15, 1995. This PGA resulted in a pass-through to customers of an annual reduction of $46.5 million in the cost of purchased gas. On February 11, 1998, the Company filed a PGA with the Washington Commission seeking a decrease of $3.8 million in the effective PGA rates. Simultaneously, the Company filed for a concurrent increase in PGA rates to "true up" prior period gas costs. The net effect of these two filings was to increase customers rates by approximately one-fifth of one percent. The Company expects these two filings to be approved by the Washington Commission and placed into effect on April 1, 1998.

Gas Rate Redesign.

On May 11, 1995, the Washington Commission ordered the implementation of a cost-based gas tariff rate design effective May 15, 1995. The order, while revenue neutral in total, shifted rates and costs, and thus source of margin, among customer classes. The average margins on transportation service decreased by 26% and margins on sales to larger volume industrial sales customers decreased by 27%. The order also raised average residential margins 4.5%. Firm commercial and smaller industrial average margins were not materially affected. The changes in transportation and industrial margins made the utility economically indifferent to customer switching between transportation and sales service. The Company believes the order enhances the Company's ability to offer rates that support cost-effective and responsible growth and customer choice.


The Company is also engaged in the business of leasing gas water heaters for residential and commercial use. As of December 31, 1997, the Company had gas water heater equipment leases with customers with original costs and net book value of approximately $57.3 million and $49.5 million, respectively. Lease revenues are included in the financial statements as part of Regulated Utility Sales since the rates charged are subject to the approval of the Washington Commission. The leases may be terminated on 30 days' written notice by the customer, in which case the Company removes the equipment at no charge to the customer. However, most customers elect to purchase the equipment at a price which approximates net book value of the equipment. Lease revenues for the 12 months ended December 31, 1997, were approximately $10.4 million.

ENERGY DELIVERY OPERATING STATISTICS
Gas Operations:

Twelve Months Ended December 31,       1997        1996        1995        1994        1993
-------------------------------------------------------------------------------------------
Operating revenues by classes:
(thousands): Regulated utility sales:

  Residential firm gas sales     $  246,747  $  238,560  $  231,202  $  206,602  $  195,936
  Commercial firm gas sales          97,233      94,251      97,396      91,749      87,644
  Industrial firm gas sales          19,524      20,024      25,860      28,827      23,967
  Interruptible gas sales            19,832      23,376      44,511      51,425      44,160
  Transportation services            14,631      12,812      10,762       8,399       8,434
  Other                              11,480      11,085      10,317       9,405       7,712
-------------------------------------------------------------------------------------------
    Total regulated
    utility sales                $  409,447  $  400,108  $  420,048  $  396,407  $  367,853
===========================================================================================
Customers, average number
 served:
  Residential firm                  465,185     440,586     423,195     403,642     383,291
  Commercial firm                    41,158      39,651      38,378      37,112      35,951
  Industrial firm                     2,839       2,762       2,754       2,824       2,844
  Interruptible                         962       1,000       1,037       1,009         988
  Transportation                        128         106          55          36          68
-------------------------------------------------------------------------------------------
     Total average customers        510,272     484,105     465,419     444,623     423,142
===========================================================================================
Gas volumes
  (thousands of therms):
  Residential firm sales            434,179     421,727     398,283     371,472     382,118
  Commercial firm sales             195,087     188,321     179,725     174,668     177,724
  Industrial firm sales              44,563      46,640      55,365      62,698      54,096
  Interruptible sales                60,244      72,229     132,316     151,175     127,678
  Transportation volumes            277,092     242,299     156,941     119,590     159,765
-------------------------------------------------------------------------------------------
    Total gas volumes             1,011,165     971,216     922,630     879,603     901,381
===========================================================================================
Working gas volumes in
  storage at year end
  (thousands of therms)
    Jackson Prairie                  52,430      65,834      65,834      65,834      65,834
    Clay Basin                       64,930      82,847     130,970      47,557      70,006
Average use per customer:
 (therms)
  Residential firm                      933         957         941         921         998
  Commercial firm                     4,740       4,749       4,683       4,708       4,903
  Industrial firm                    15,697      16,886      20,103      22,035      24,618
  Interruptible                      62,624      72,229     127,595     147,315     129,231
  Transportation                  2,164,781   2,285,840   2,853,473   3,400,694   2,133,676
Average revenue per customer:
  Residential firm               $      530  $      541  $      546  $      512  $      511
  Commercial firm                     2,362       2,377       2,538       2,472       2,438
  Industrial firm                     6,877       7,250       9,390      10,208       8,427
  Interruptible                      20,615      23,376      42,923      50,966      44,695
  Transportation                    114,305     120,868     195,673     233,306     124,029
Average revenue per therm
 (cents):
  Residential firm                     56.8    56.6    58.0    55.6    51.3
  Commercial firm                      49.8    50.0    54.2    52.5    49.3
  Industrial firm                      43.8    42.9    46.7    46.0    44.3
  Interruptible                        32.9    32.4    33.6    34.0    34.6
    Total sales customers              52.2    51.6    52.1    49.8    47.4
  Transportation                        5.3     5.3     6.9     7.0     5.3

Weather - degree days                 4,599   4,953   3,994   4,341   4,691
  % of normal (30-yr avg)             93.7%  100.9%   81.4%   88.4%   95.6%


Note:  Data prior to January 1, 1997, is for the period ending September 30.

Construction Financing

The Company estimates its combined electric and gas construction expenditures, excluding Allowance for Funds Used During Construction ("AFUDC"), for 1998 through 2000 will be approximately $311 million, $274 million and $277 million, respectively. The Company expects cash from operations (net of dividends and AFUDC) during the period 1998 through 2000 will, on average, be approximately 71% of average estimated construction expenditures (excluding AFUDC) during the same period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's construction program. The Company's ability to finance its future construction program is dependent upon market conditions and maintaining a level of earnings sufficient to permit the sale of additional securities. In determining the type and amount of future financings, the Company may be limited by restrictions contained in its Mortgage Indentures, Articles of Incorporation and certain loan agreements.

Under the most restrictive tests, at December 31, 1997, the Company could issue (i) approximately $677 million of additional first mortgage bonds or
(ii) approximately $204 million of additional preferred stock at an assumed dividend rate of 6.01% or (iii) a combination thereof.

Environment

The Company's operations are subject to environmental regulation by federal, state and local authorities. Due to the inherent uncertainties surrounding the development of federal and state environmental and energy laws and regulations, the Company cannot determine the impact such laws may have on its existing and future facilities. (See Note 17 to the Consolidated Financial Statements for further discussion of environmental sites.)

Federal Clean Air Act Amendments of 1990

The Company has an ownership interest in coal-fired, steam-electric generating plants at Centralia, Washington and Colstrip, Montana which are subject to the federal Clean Air Act Amendments of 1990 ("CAAA") and other regulatory requirements.

The Centralia Project and the Colstrip Projects meet the sulfur dioxide

                                    -18-
limits of the CAAA in Phase I (1995). The Company and other joint owners of the Centralia Project are exploring alternative emission compliance options and project economics in light of compliance costs to meet the Phase II limits in the year 2000. All four units at the Colstrip Project, operated by Montana Power, meet Phase II emission limits.

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

Federal Endangered Species Act

In November 1991, the National Marine Fisheries Service ("NMFS") listed the Snake River Sockeye as an endangered species pursuant to the federal Endangered Species Act ("ESA"). Since the Sockeye listing, the Snake River fall and spring/summer Chinook have also been listed as threatened. In response to the listings, a team of experts was formed to develop a plan for the recovery needs of these species. In 1995 the NMFS issued a biological opinion which has significantly changed the operation of the Federal Columbia River Power System.

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

Since the 1991 listings, one more species of salmon has been listed and two more have been proposed which may further influence operations. Upper Columbia River steelhead were listed by NMFS in August 1997. Anticipating the steelhead listing the Mid-Columbia PUD's initiated consultation with the Federal and state agencies, Native American tribes and non-governmental organizations to secure operational protection through a long-term settlement and habitat conservation plan which include fish protection and enhancement measurement for the next 50 years. The negotiations to reach ageeement have not been completed at this time.

The proposed listings of Puget Sound chinook salmon and spring chinook for the upper Columbia would not be final, if approved, until February 1999. The listing of spring chinook for the upper Columbia should not result in markedly differing conditions for operations from previous listings in the area. However, Puget Sound has not experienced ESA listing to date and listing could cause a number of changes in the region to operations of government agencies and private entities including the Company. These may adversely affect hydro plant operations, permit issuance for facilities construction and increased costs for process and facilities. Because the Company relies substantially less on hydroelectric energy from the Puget Sound area than from the Mid-Columbia and because the Company has already undertaken or agreed to undertake many enhancement measures proposed by the fishery agencies, the impact of listing for Puget Sound salmon should be proportionately less than the Columbia River listings.
                                    -19-


EXECUTIVE OFFICERS AT March 16, 1998:


Name               Age
----------------   ---   ---------------------------------------------------


W. S. Weaver       54   President & Chief Executive Officer since January
                        1998; President and Chairman Unregulated Utilities,
                        May 1997 - January 1998; Vice Chairman and Chairman of Unregulated Subsidiaries, February 1997 - May
                        1997; Executive Vice President and Chief Financial
                        Officer 1991-1997; Director since 1991.

R. R. Sonstelie    53   Chairman of the Board since February 1997;
                        President and Chief Executive Officer 1992-1997;
                        President and Chief Operating Officer 1991-1992;
                        President and Chief Financial Officer 1987-1991;
                        Executive Vice President 1985-1987;
                        Senior Vice President Finance 1983-1985;
                        Vice President Engineering and Operations 1980-1983;
                        Director since 1987.

R. E. Davis        44   Vice President Regulation & Utility Planning since
                        February 1997; Vice President Planning and
                        Regulation, Washington Natural Gas 1992-1997.

J. W. Eldredge     47   Chief Accounting Officer since 1994;
                        Corporate Secretary and Controller since 1993.
                        Controller since 1988; Manager Budgets and
                        Performance 1987-1988; Manager General Accounting
                        1984-1987.

D. E. Gaines       40   Treasurer since 1994; Director Strategic
                        Planning 1992-1994; Manager Financial Planning 1986 -
                        1992.

W. E. Gaines       42   Vice President Energy Supply since February 1997;
                        Manager Power Management 1996-1997; Manager
                        Operations Planning 1986-1996.

R. L. Hawley       48   Vice President and Chief Financial Officer since
                        March 16, 1998. For more than five years prior to that time, he was a senior partner with Coopers &
                        Lybrand L.L.P. and headed Coopers' northwest utility practice.

T. J. Hogan        46   Vice President Systems Operations since February
                        1997; Washington Energy Company positions held:
                        Executive Vice President and Chief Operating Officer
                        1995-1997; Vice President Supply, Administration and
                        Corporate Secretary 1994-1995; Vice President Legal and Corporate Secretary 1991-1994.

S. A. McKeon       52   Vice President and General Counsel since June 1997.
                        For more than five years prior to that time practiced law at Perkins Coie.

S. McLain          41   Vice President Corporate Performance since January
                        1998; Director Planning and Work Practices 1997-
                        1998; Various positions in Human Resources,
                        Operations, Customer Service and Strategic Planning.

G. B. Swofford     56   Vice President Customer Operations since February
                        1997; Senior Vice President Customer Operations
                        1994-1997; Vice President Divisions and Customer
                        Services 1991-1994; Vice President Rates and Customer
                        Programs 1986-1991; Director Conservation and
                        Division Services 1980-1986.

S. M. Vortman      52   Vice President Corporate Relations since February
                        1997; Senior Vice President Corporate & Regulatory
                        Relations 1994-1997; Vice President Strategic
                        Planning and Regulatory Affairs February 1994 -
                        May 1994; Vice President Corporate Services 1992-
                        1994; Director Real Estate 1990-1992.

Officers are elected for one-year terms.

ITEM  2.  PROPERTIES

The principal generating plants owned by the Company are described under Item 1 - "Business - Power Resources." The Company owns its transmission and distribution facilities, and various other properties. Substantially all properties of the Company are subject to the liens of the Company's Mortgage Indentures.

ITEM  3.  LEGAL PROCEEDINGS

      See Note 17 to the Consolidated Financial Statements.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE


                                  PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

The Company's common stock is traded on the New York Stock Exchange (symbol
PSD). The number of stockholders of record of the Company's common stock at December 31, 1997, was 62,780.

The Company has paid dividends on its common stock each year since 1943 when such stock first became publicly held. Future dividends will be dependent upon earnings, the financial condition of the Company and other factors.

The payment of dividends on common stock is restricted by provisions of certain covenants applicable to preferred stock and long-term debt contained in the Company's Articles of Incorporation and electric and gas mortgage indentures. Funds available for payment of dividends are limited to: (1) net income available for dividends on common stock accumulated after December 31, 1957, plus $7.5 million under the electric mortgage indenture; and (2) net income available for dividends on common stock accumulated after September 30, 1989, plus $20 million under the gas mortgage indenture. Under the most restrictive covenants, earnings reinvested in the business unrestricted as to payment of cash dividends were approximately $114 million at December 31, 1997. (See Note 7 to the Consolidated Financial Statements.)


Dividends paid and high and low stock prices for each quarter over the last two years were:

                         1997(a)                        1996(a)
                  ---------------------------   ---------------------------
                    Price Range                    Price Range
                  ---------------   Dividends   ---------------   Dividends
Quarter Ended      High       Low     Paid        High      Low     Paid
-------------     ------   ------   ---------   ------   ------   ---------
March 31          26       23-1/2     $.46      26       23-1/4     $.46
June 30           26-1/2   23-3/4     $.46      25-5/8   23         $.46
September 30      26-15/16 25-1/8     $.46      24-1/2   22-1/4     $.46
December 31       30-3/16  25-1/2     $.46      24       22-1/8     $.46

(a)  Data for Puget Sound Power & Light Company prior to February 10, 1997.

ITEM  6.  SELECTED FINANCIAL DATA

(Dollars in thousands
except per share data)
Year ended on December 31           1997         1996         1995         1994         1993
--------------------------------------------------------------------------------------------
Operating revenue             $1,676,902   $1,649,279   $1,631,118   $1,632,485   $1,586,935
Operating income              $  215,866   $  284,474   $  270,344   $  224,772   $  268,390
Income from continuing
  operations                  $  125,698   $  167,351   $  128,381   $   79,312   $  162,974
Income for common stock from
  continuing operations       $  107,421   $  145,170   $  105,727   $   58,929   $  143,819

Basic and diluted earnings
  per common share from
  continuing operations       $     1.28   $     1.72   $     1.26   $     0.70   $     1.78
(Note 1 to the financial
statements)
Dividends per common share    $     1.78   $     1.67   $     1.67   $     1.67   $     1.78
Book value per common share   $    16.06   $    16.31   $    16.27   $    17.01   $    18.04
--------------------------------------------------------------------------------------------
Total assets at year-end      $4,493,370   $4,227,470   $4,244,568   $4,496,770   $4,386,678

Long-term obligations         $1,411,707   $1,165,584   $1,230,499   $ ,253,498   $1,389,479
Redeemable preferred stock    $   78,134   $   87,839   $   89,039   $   91,242   $  115,724
Corporation obligated,
  mandatorily redeemable
  preferred securities of
  subsidiary trust holding
  solely junior subordinated
  debentures of the
  corporation                $  100,000            --           --           --           --

























                                    -23-
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's business includes some forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," and similar expressions identify forward-looking statements involving risks and uncertainty. Those risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric and gas industries and the outcome of regulatory proceedings related to that restructuring. The ultimate impacts of both increased competition and the changing regulatory environment on future results are uncertain, but are expected to fundamentally change how the Company conducts its business. The outcome of these changes and other matters discussed below may cause future results to differ materially from historic results, or from results or outcomes currently expected or sought by the Company.

Financial Condition and Results of Operations

Financial condition and results of operations for 1997 reflect the results of Puget Sound Energy, Inc., formerly Puget Sound Power & Light Company ("Puget"). Financial condition and results of operations for 1996 and 1995 reflect combined results for the fiscal years ended December 31 for Puget and September 30 for WECo.

Net income in 1997 was $123.1 million on operating revenues of $1.677 billion, compared to $165.5 million on operating revenues of $1.649 billion in 1996 and $101.8 million on operating revenues of $1.631 billion in 1995. Income for common stock was $105.7 million in 1997, compared to $143.3 million in 1996 and $79.1 million in 1995.

Basic and diluted earnings per share in 1997 were $1.25 on 84.6 million weighted average common shares outstanding including a $.03 loss per share from discontinued operations compared to $1.70 on 84.4 million weighted average common shares outstanding in 1996 including a $.02 loss per share from discontinued operations and $.94 on 84.2 million weighted average common shares outstanding in 1995 including a $.32 loss per share from discontinued operations.

The decrease in net income and basic and diluted earnings per share in 1997 reflects an after-tax charge of $36.3 million (43 cents per share) for costs related to the merger including transaction expenses, employee separation and system and facilities integration. Net income also includes an after-tax charge of $2.6 million (3 cents per share), to write off the Company's remaining investment in undeveloped coal reserves and related activities in southeastern Montana (See Note 18 to the Consolidated Financial Statements). Accordingly, the Company's financial statements reflect these businesses as discontinued operations. These charges were partially offset by after-tax interest income of $13.6 million (16 cents per share) related to an income tax refund received in 1997 for amended returns for prior years.

The 1996 loss from discontinued operations included an after-tax charge of $.4 million related to undeveloped coal reserves to establish an accounting reserve for estimated operating losses through disposition. In 1995, WECo wrote down the carrying value of its coal properties by $34.7 million ($22.6 million after-tax) and wrote off its entire railroad investment of $6.0 million ($3.9 million after-tax) with adoption of SFAS No. 121.

                                    -24-
Results for 1995 also include special charges by the Company of $22.7 million which resulted from: 1) adoption of SFAS No. 121 by Cabot Oil and Gas Corporation ("Cabot") and the Company which required a large write down of Cabot's oil and gas properties and a permanent impairment in the carrying value of the Company's investment in Cabot ($16.1 million after tax). (See
Note 16. of the Consolidated Financial Statements for a discussion of Cabot); 2) increased losses projected in the future from certain gas transportation and storage arrangements excluded from the merger of the Company's former oil and gas exploration subsidiary with Cabot ($3.3 million after tax); 3) employee severance costs ($2.0 million after tax); and 4) deferred income taxes relating to tax contingencies ($1.3 million).

Total kilowatt-hour sales to ultimate consumers in 1997 were 20.5 billion, compared with 20.4 billion in 1996 and 19.3 billion in 1995. Kilowatt-hour sales to other utilities were 7.4 billion in 1997, 4.6 billion in 1996 and
3.8 billion in 1995.

Total gas volumes sold, including transported gas, were 1,011 million therms in 1997, 971 million therms in 1996 and 923 million therms in 1995.

                   Increase (Decrease) Over Preceding Year
                           Years Ended December 31
                            (Dollars in Millions)

                                               1997     1996     1995
---------------------------------------------------------------------
Operating revenues
  PRAM rate transfer and
    general rate increase                    $152.9   $ 33.8    $  --
  PRAM electric revenues                     (158.6)   (37.1)    31.6
  BPA Residential Purchase and
    Sale Agreement                              2.7    (15.8)   (25.3)
  Electric sales to other utilities            66.0     15.1     (8.0)
  Electric revenue sold to conservation trust   0.5    (15.9)   (25.1)
  Electric load and other changes             (45.2)    58.0      1.8
  Gas revenue change                            9.3    (19.9)    23.6
---------------------------------------------------------------------
      Total operating revenue changes          27.6     18.2     (1.4)
---------------------------------------------------------------------
Operating expenses
Energy Costs:
  Purchased electricity                        52.6     38.8     33.7
  Residential exchange                         31.2    (15.1)   (24.1)
  Purchased gas                                 1.6    (41.3)    (4.5)
  Electric generation fuel                      0.8      5.0    (11.5)
Utility operations and maintenance              8.2    (15.8)   (41.7)
Other operations and maintenance              (11.0)     2.7    (14.2)
Depreciation and amortization                  17.6      3.2     (6.0)
Merger and related costs                       51.0      4.8       --
Taxes other than federal income taxes           4.2      5.5      4.6
Federal income taxes                          (60.0)    16.2     16.7
---------------------------------------------------------------------
        Total operating expense changes        96.2      4.0    (47.0)
---------------------------------------------------------------------
Other income                                   26.5     16.4      7.7
Interest charges                               (0.5)    (8.3)     4.2
Discontinued operations                        (0.8)    24.8    (25.7)
---------------------------------------------------------------------
Net income changes                           $(42.4)  $ 63.7   $ 23.4
=====================================================================

The following information pertains to the changes outlined in the table above:

Operating Revenues - Electric

Electric operating revenues in 1997 increased 2.7% compared to 1996 due to continued growth in the number of electric customers and an overall average 1.8% general rate increase effective February 8, 1997. However, electric load and revenues were negatively impacted by temperatures that averaged 5.9% warmer than normal in 1997. Electric revenues during the period of October 1, 1995 through September 30, 1996 increased as a result of rates authorized by the Washington Utilities and Transportation Commission (the "Washington Commission") under the fifth Periodic Rate Adjustment Mechanism ("PRAM") filing. The PRAM was terminated effective September 30, 1996. (See "Rate Matters.")


                                    -26-
On September 30, 1996, the Washington Commission issued an order granting a joint motion by the Company and the Washington Commission Staff to transfer annual revenues of $165.5 million which were being collected in PRAM rates to the Company's permanent rate schedules. The PRAM rate transfer to permanent rate schedules and the February 8, 1997, increase in general rates increased revenues $152.9 million and $33.8 million in the years ended December 31, 1997 and December 31, 1996, respectively. As a result of the transfer, PRAM revenues decreased $158.6 million in 1997 compared to the prior year due to the elimination of the PRAM effective September 30, 1996, under a stipulated negotiated settlement approved by the Washington Commission. A $17.0 million overcollection of the PRAM, which resulted from the pass-through of conservation tax refunds, was refunded to customers in the second quarter of 1997.

Electric operating revenues for 1997 include a $48.6 million reduction to reflect an IRS tax refund and related interest received in the first quarter associated with conservation expenditures for the years 1991-1994. Based on the Company's agreement with the Washington Commission, the benefit of the tax refund was passed on to retail customers as a reduction of the PRAM accrued revenue balance. The $48.6 million reduction in revenues was offset by reductions in federal and state taxes, by a reduction in interest expense and an increase in interest income.

Electric revenues have been reduced by virtue of the credit that the Company received through the Residential Purchase and Sale Agreement with the Bonneville Power Administration ("BPA"). This agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. A corresponding reduction is included in purchased and interchanged power expenses. On January 29, 1997, the Company and the BPA signed a Residential Exchange Termination Agreement. The Agreement effectively ends the Company's participation in the Residential Purchase and Sale Agreement in exchange for settlement payments by the BPA of approximately $237 million over five years. Under the rate plan approved by the Washington Commission in its merger order, the Company will continue to reflect, in customers' bills, the current level of Residential Exchange benefits. Over the five-year period, it is projected that the Company will credit customers approximately $250 million more than it will receive from BPA.

Electric revenues in 1997, 1996 and 1995 were reduced by $40.5 million, $41.0 million and $25.1 million, respectively, as a result of the Company's sale of revenues associated with $237.7 million of its investment in conservation assets to a grantor trust. The revenue decrease represents the portion of rate revenues that were sold and forwarded to the trust. The impact of this revenue decrease, however, was offset by related reductions in other utility operations and maintenance and interest expenses.

To meet customer demand, the Company's power supply portfolio includes net purchases of power under long-term supply contracts. However, depending principally upon streamflow available for hydroelectric generation and weather effects on customer demand, from time to time the Company may have surplus power available for sale at wholesale to other utilities. In addition, the Company has increased its wholesale surplus power business through short and intermediate term purchase, sale, arbitrage and other trading and marketing techniques. Sales to other utilities increased $66.0 million in 1997 compared to 1996 due primarily to increased wholesale power transactions.

                                    -27-


Operating Revenues - Gas

Regulated gas utility sales revenue in 1997 increased by $9.3 million, from the prior year on a 0.7% increase in gas volumes sold. Total gas volumes, including transported gas, increased 4.1% in 1997 from 1996. Utility margin (the difference between gas revenues and gas purchases) increased by $7.7 million, or 3.5%, in 1997.

Regulated gas utility sales revenue in 1996 decreased by $19.9 million, or 5%, from the prior year on a 5% decrease in gas volumes sold. Total gas volumes, including transported gas, increased 5% in 1996. The PGA implemented in May 1995, which reduced rates, and customers switching from gas sales service to transportation, combined to more than offset the impact of the May 1995 general rate increase and increases in gas sales due to customer growth and colder weather. Utility margin increased by $21.4 million, or 11%, due primarily to: the full-year impact of the $17.7 million general rate increase in May 1995; a 4%, or 19,000 increase in customers; and additional heating load due to weather that was 3% warmer than normal in 1996 versus 12% warmer than normal in 1995. The May 1995 PGA reduced revenues but did not impact utility margin. The shifting of customers from sales service to transportation did not materially impact utility margin, as most were switching from large volume, interruptible gas sales. Due to the rate redesign implemented in May 1995, the Company generally earns the same margin on transportation service as it does on large volume, interruptible gas sales.

The $23.6 million, or 6%, increase in regulated gas sales revenue in 1995 was largely the result of two general rate increases and customer growth, partially offset by the impact of the May 1995 PGA, which reduced rates for a portion of the year. Gas utility margin increased by $28.1 million, or 16%, due primarily to the rate increases and customer growth, and was not impacted by the PGA. The general rate orders increased gas utility margin by approximately $18 million in 1995. The impact on gas utility margin in 1995 was less than the full annualized impact of the two rate orders because of warmer weather and the timing of the May 1995 increase, which was implemented after the heating season. The Company's rate of growth in new gas customers remained at approximately 4%, or 21,000 customers, during 1995, increasing firm gas sales volumes by 5% and adding an estimated $6 million in gas utility margin. During 1995, weather did not have a significant impact on gas utility margin due to the fact that much of the winter of 1995 was colder than in 1994, while the rest of 1995, when heating load was lower, was significantly warmer than 1994.

Operating Expenses

Purchased electricity expenses increased $52.6 million in 1997 when compared to 1996 and $38.8 million in 1996 when compared to 1995. The change in 1997 was due primarily to a $47.5 million increase in secondary power purchases from other utilities and a $5.4 million increase in transmission wheeling and associated costs compared to 1996. The increase in 1996 over 1995 was the result of higher payments for firm power purchases from non-utility generators and increased secondary power purchases from other utilities.

Purchased electricity expenses increased $33.7 million in 1995 when compared to 1994. Higher payments for firm power purchases from non-utility generators and secondary power purchases from other utilities contributed to an increase of $35.4 million.

                                    -28-
Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA decreased $31.2 million in 1997 when compared to 1996. The primary reason for the decrease was the Residential Exchange Termination Agreement between the Company and BPA in January 1997. Residential exchange credits increased $15.1 million in 1996 as compared to 1995 and $24.1 million in 1995 as compared to 1994. Residential exchange credits received in 1997 were $72 million and are estimated to be $55.6 million, $39.0 million, $41.0 million and $27.0 million in the years 1998 through 2001. (See discussion of the Residential Purchase and Sale Agreement under Operating Revenues.)

Purchased gas expenses increased $1.6 million in 1997 compared to 1996 as a result of the 0.7% increase in gas volumes sold.

Purchased gas expenses decreased $41.3 million in 1996 compared to 1995. The decrease resulted from the lower average per-therm cost of gas established in the May 1995 PGA and the 5% reduction in gas volumes sold. Purchased gas expenses decreased $4.5 million in 1995 when compared to 1994 due to the PGA implemented in May 1995.

Fuel expense increased $5.0 million in 1996. The increase was due in part to an Arbitration Panel's decision in 1995 of a dispute involving the coal supply agreement at the Company's fifty percent-owned Colstrip 1 and 2 plants that resulted in a $4.6 million decrease to fuel expense recorded in the first quarter of 1995. In addition, the Company recorded a one-time charge of $1.8 million in the second quarter of 1996 relating to a loss on the sale of oil stocks at a combustion turbine site.

Fuel expense decreased $11.5 million in 1995 compared to 1994 as the Company generated less electricity at company-owned coal plants while purchasing more power on the secondary market. Additionally, the Arbitration Panel's decision mentioned above resulted in a $4.6 million decrease to fuel expense in the first quarter of 1995.

Operations and maintenance expenses decreased $2.8 million in 1997 compared to 1996. Although utility operations and maintenance was up slightly, other operations and maintenance was down because of decreased sales activity at the Company's subsidiaries.

Operations and maintenance expenses decreased $13.1 million in 1996 compared to 1995. The decrease was largely the result of an $11.6 million decrease in amortization expense associated with the Company's conservation program. In June 1995, the Company sold, to a grantor trust, approximately $202.5 million of its investment in customer-owned energy conservation measures.

Operations and maintenance expenses decreased $55.9 million in 1995 compared to 1994. Major factors in the reduction included: 1) $24.8 million due to decreased charges in 1995 compared to 1994 associated with the Company's restructuring including employee separation programs and related business office and service facility consolidations; 2) lower amortization expense of $14.3 million associated with the Company's sale, in June 1995, of $202.5 million of its investment in customer-owned energy conservation measures, and 3) a $15.0 million decrease in subsidiary expenses as a result of decreased sales activity.

Depreciation and amortization expense increased $17.6 million in 1997 from 1996 levels due primarily to capital spending related to adding customers

                                    -29-
and transmission and distribution system improvements. In addition, an August 1997 Washington Commission Order authorized the Company to record interest income of $8.3 million related to a conservation tax refund but required the Company to write-off deferred storm damage costs in the amount of $7.4 million, and establish a $1.0 million reserve to cover the costs of a Company retail pilot program.

Depreciation and amortization expense increased $3.2 million in 1996 compared to 1995 due primarily to new plant placed in service. Depreciation and amortization expense decreased $6.0 million in 1995 from 1994 levels. A decrease of $12.9 million was attributable to the completion in September 1994 of the 10-year amortization period related to two terminated generating projects. This decrease was partially offset by the effects of new plant placed into service.

Taxes other than federal income taxes increased $4.2 million in 1997 compared to 1996 and $5.5 million in 1996 compared to 1995. The increases were primarily due to higher state property tax payments and higher revenue-based municipal and state excise tax payments.

Taxes other than federal income taxes increased $4.6 million in 1995 compared to 1994. The increase was primarily the result of increased municipal and state excise tax payments of $4.5 million and increased property tax payments of $1.0 million. These increases were partially offset by lower payroll taxes.

Federal income taxes in 1997 were $60 million less than 1996 due to a number of factors. An IRS tax refund related to the method of accounting for taxes on conservation expenditures during the first quarter of 1997 decreased federal income taxes by $26.5 million. In addition, there was a $17.0 million reduction associated with a decrease in PRAM revenues of $48.6 million. Merger costs expensed in the first quarter further reduced federal income taxes by $19.3 million.

Federal income taxes increased by $16.2 million in 1996 over 1995. The increase was primarily due to higher pre-tax utility earnings. Also, there was a decrease in energy conservation expenditures in 1996 which are deducted for federal income taxes. Federal income taxes on operations increased $16.7 million in 1995 over 1994 due primarily to higher pre-tax operating income during 1995.

Other Income

Other income, net of federal income tax, increased $26.5 million in 1997 from 1996. The increase was due primarily to interest income received from the IRS on tax refunds for prior years in connection with a plant abandonment loss, conservation tax refunds and certain additional research and experimental credits claimed for tax purposes. Other income for 1997 includes after-tax losses of $1.0 million and $5.3 million related to the sale of an unregulated subsidiary (Washington Energy Services Company) and operations of a subsidiary, ConnexT.

Total other income increased $16.4 million in 1996 as compared to 1995. The increase is due primarily to pre-tax charges in 1995 related to Cabot totaling $24.8 million, partially offset by a $8.7 million deferred tax benefit of write-downs.


                                    -30-
Other income increased $7.7 million in 1995. The increase is primarily due to lower special charges in 1995 as compared to 1994. Included in other income in 1995 were pre-tax charges related to Cabot of $24.8 million, while charges in 1994 included a pre-tax loss and related federal income taxes on the merger of Cabot of $30.0 million.

Interest Charges

Interest charges, which consist of interest and amortization on long-term debt and other interest, decreased $0.5 million in 1997 compared to 1996. Interest and amortization on long-term debt increased $2.4 million which included dividend payments on the Company obligated mandatorily redeemable preferred securities of $4.7 million interest on short-term debt decreased $1.5 million and capitalized interest (AFUDC) increased $1.3 million

Interest charges decreased $8.3 million in 1996 compared to 1995. Interest and amortization on long-term debt decreased $8.8 million. Contributing to the reduced interest expense were five First Mortgage Bond retirements or redemptions totaling $151 million over the previous 17 months. Other interest expense increased in 1996 over 1995 due primarily to increased interest on PGA balances.

Interest charges increased $4.2 million in 1995 compared to 1994. Interest and amortization on long-term debt decreased $4.4 million due primarily to the maturity of $100 million in First Mortgage Bonds in August 1995. Other interest expense increased $8.6 million in 1995 over 1994. The increase was primarily due to higher weighted-average interest rates and higher average daily short-term borrowings in 1995 as compared to 1994.

Construction, Capital Resources and Liquidity

Current construction expenditures are primarily transmission and distribution-related, designed to meet continuing customer growth. Construction expenditures, which include energy conservation expenditures and exclude AFUDC, were $257.9 million in 1997. The Company expects construction expenditures for the period 1998 through 2000 will be approximately $311 million, $274 million and $277 million, respectively. The Company expects cash from operations (net of dividends and AFUDC) during the period 1998 through 2000 will, on average, be approximately 71% of average estimated construction expenditures (excluding AFUDC) during the same period.

In June 1997, the Company issued $100 million of Company obligated, mandatorily redeemable preferred securities (See Note 5 to the Consolidated Financial Statements.). In December 1997, the Company filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of Senior Notes secured by a pledge of First Mortgage Bonds. On December 22, 1997, the Company issued $300 million of Series A Notes at 7.02%.

Short-term borrowings from banks and the sale of commercial paper are used to provide working capital for the construction program. At December 31, 1997, the Company had available $375 million in lines of credit with various banks, which provide credit support for outstanding commercial paper and bank borrowing of $125 million and $215 million, respectively, effectively reducing the available borrowing capacity under these lines of credit to $35 million. (See Note 9 to the Consolidated Financial Statements.)
                                    -31-
Under the most restrictive covenants in the Company's Articles of Incorporation and electric and gas mortgage indentures, earnings reinvested in the business unrestricted as to payment of cash dividends were approximately $114 million at December 31, 1997.

Rate Matters - Electric

On September 22, 1995, the Washington Commission issued a rate order relating to the Company's fifth annual rate adjustment under the PRAM. In addition to approval of the rate adjustment, the Commission also agreed, pursuant to a negotiated settlement, to discontinue the PRAM on September 30, 1996. PRAM accrued revenues of $40.5 million, recorded at December 31, 1996, were recovered in the first quarter of 1997. Over-collection of PRAM revenues were refunded to customers in the second quarter of 1997.

With the discontinuance of the PRAM, the Company no longer has a rate adjustment mechanism to adjust for changes in cost or variances in hydro and weather conditions. These variances may now significantly influence earnings.

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

Rate Matters - Gas

In the March 1995 general rate case filing, the Company requested a $35.4 million increase in annual revenues, with $17.8 million of the total to be granted as interim rate relief in May 1995. The rate case was requested to cover increased costs related to plant additions and upgrades and higher costs for financing and general operations. In May 1995, the Washington Commission issued an order approving a settlement of the case. The settlement provided an additional $17.7 million in annual revenues, excluding municipal utility taxes, and reflected an authorized rate of return on common equity in the range of 11.0% - 11.25%, up from the previous level of 10.5%. The settlement accepted by the Washington Commission also stipulated that the Company will be allowed to earn in excess of that range to the extent that it can do so by managing its cost of service. As part of the rate case settlement, the Company agreed not to file a general rate case prior to May 15, 1997. On February 11, 1998, the Company filed a PGA with the Washington Commission seeking a decrease of $3.8 million in the effective PGA rates. Simultaneously, the Company filed for a concurrent increase in PGA rates to "true up" prior period gas costs. The net effect of these two filings was to increase customer rates by approximately one-fifth of one percent. The Company expects these two filings to be approved by the Washington Commission and placed into effect on April 1, 1998.

Year 2000 Conversion

The Company has established a project team to coordinate the identification and implementation of changes to financial and operational systems and applications necessary to achieve a year 2000 date conversion with no affect on customers or disruption to operations. The Company has established processes for evaluating and managing the risks and costs associated with

                                    -32-
this problem. Major areas of potential business impact have been identified and initial conversion efforts are underway. The Company is also communicating with suppliers, financial institutions and others with which it does business to coordinate year 2000 conversion.

The Company is currently replacing many of its business and operating computer systems based on vendor supplied software. These are scheduled for implementation beginning in July 1998. The new systems and software are year 2000 compatible, thus handling a portion of the Company's year 2000 conversion requirements. The costs of changing the remaining systems to make them year 2000 compliant are estimated at $5.6 million.

Industry Overview

The electric and gas industries in the United States are undergoing significant changes. The focus of these changes is to promote competition among suppliers of electricity and gas and associated services. In 1996, the Federal Energy Regulatory Commission ("FERC") issued an order that requires utilities to provide wholesale open access to electric transmission systems on terms that are comparable to the utility's own use. A number of states, including California, have restructured their electric industries to separate or "unbundle" power generation, transmission and distribution in order to permit new competitors to enter the market place. In part because electric rates in the Pacific Northwest have been among the lowest in the nation, the legislatures in this region, including Washington, have not yet enacted laws to provide for competition at the retail level. The Washington Commission has initiated a pilot program, in which the Company participates, that permits consumers limited direct access to competitive energy suppliers. The Company is actively monitoring developments in this area and has indicated its support for the enactment of legislation that provides increased choice for all electric service customers in the state of Washington.

In order to position itself to respond effectively to future restructuring of the utility industry, and in anticipation of a competitive environment for electric energy sales, the Company has recently organized into separate business units: energy transportation; energy supply; and customer solutions. This reorganization anticipates eventual legislatively mandated unbundling of power generation from transmission and distribution which would allow customers to purchase these services and commodities individually from different suppliers or, alternatively, as a complete package.

The Company has an Optional Large Power Sales Rate for its largest customers. Customers who elect the Optional Large Power Sales Rate are no longer considered "core" customers, and the Company no longer has an obligation to plan for future resources to serve their needs. The non-core customers receive access to electric energy that is priced at current market cost and pay a charge for energy delivery (including a charge for conservation programs) and a transition charge (representing the difference between the Company's present cost and the current market cost of electric energy and capacity). The transition charge will be phased out before the end of the year 2000. Non-core customers also take on the risk that market costs could become volatile and that electricity could be unavailable on the open market.

Since 1986, the Company has been offering gas transportation as a separate service to industrial and commercial customers who choose to purchase their gas supply directly from producers and gas marketers. The continued evolution of the natural gas industry, resulting primarily from FERC Orders

                                    -33-
436, 500 and 636, has served to increase the ability of large gas end-users to bypass the Company in obtaining gas supply and transportation services. Though the Company has not lost any substantial industrial or commercial load as a result of such bypass, in certain years up to 160 customers annually have taken advantage of unbundled transportation service; in 1997, approximately 128 commercial and industrial customers, on average, chose to use such service.

Other

In July 1996, the Company and several other Northwest electric companies signed a memorandum of understanding ("MOU") to study the creation of an independent transmission grid operator called "IndeGO." Participation in IndeGo was subsequently opened to transmission owners in eight western states and included public and private utilities and federal power marketing agencies. However, during 1998, the participating northwest utilities decided to suspend project activities as a result of uncertainties arising from regional transmission matters, state electric restructuring initiatives and public policy matters.

On March 20, 1991, the Company executed a 20-year contract to purchase 216 average MW of energy and 245 MW of capacity, beginning in April 1994, from Tenaska Washington Partners, L.P., which owns and operates a natural-gas fired cogeneration project located near Ferndale, Washington. In December 1997 and January 1998, the Company and Tenaska Washington Partners entered into revised agreements which will lower purchased power costs from the Tenaska project by restructuring its natural gas supply. The Company paid $215 million to buy out the project's existing long-term gas supply contracts, which contained fixed and escalating gas prices that were well above current and projected future market prices for natural gas. The Company became the principal natural gas supplier to the project and power purchase prices under the Tenaska contract were revised to reflect market-based prices for the natural gas supply. The Company obtained an order from the Washington Commission creating a regulatory asset related to the $215 million restructuring payment. These revised arrangements are expected to reduce the Company's power supply costs from the Tenaska project between 15 and 20 percent annually over the remaining 14 year life of the contract, net of the costs of the restructuring payment. The Company's purchased electric energy cost associated with the Tenaska contract was $75.7 million in 1997.

For a discussion of environmental obligations, see Note 17 to the Consolidated Financial Statements.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index on page 41.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - NONE.








                                    -34-


                                  PART III

     Part III is incorporated by reference from the Company's definitive proxy statement issued in connection with the 1998 Annual Meeting of Shareholders.

     Certain information regarding executive officers is set forth in Part
I.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:

          1) Financial statement schedule - see index on page 41.

          2) Exhibits - see index on page 79.

     (b)  Reports on Form 8-K:

          1)  Form 8-K filed October 24, 1997 - Item 5 - Other Events, and
Item 7- Financial Statements and Exhibits.

          2) Form 8-K filed December 11, 1997 - Item 5 - Other Events, related to a contract-restructuring agreement between the Company and Tenaska Washington Partners, L.P. approved by the Washington Utilities and Transportation Commission.





























                                    -35-
SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PUGET SOUND ENERGY, INC.



                                             /s/ William S. Weaver
                                        ____________________________________
                                                 William S. Weaver
                                                 President and
                                                 Chief Executive Officer


                                                 Date:  March 6, 1998


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                Date
___________________________    ____________________________     _____________


/s/  William S. Weaver         President, Chief Executive
___________________________    Officer and Director
    (William S. Weaver)


/s/  R. R. Sonstelie           Chairman of the Board
___________________________
    (R. R. Sonstelie)


/s/  James W. Eldredge         Corporate Secretary 		March 6, 1998
___________________________    and Controller and
    (James W. Eldredge)        Chief Accounting Officer


/s/  Douglas P. Beighle        Director
___________________________
    (Douglas P. Beighle)


/s/  Charles W. Bingham       Director
___________________________
    (Charles W. Bingham)

/s/  Phyllis J. Campbell       Director
___________________________
    (Phyllis J. Campbell)


/s/  Donald J. Covey           Director
___________________________
    (Donald J. Covey)


                               Director
___________________________
    (Robert L. Dryden)


/s/  John D. Durbin            Director
___________________________
    (John D. Durbin)


/s/  John W. Ellis             Director
___________________________
    (John W. Ellis)


                               Director
___________________________
    (Daniel J. Evans)


/s/  Tomio Moriguchi           Director
___________________________
    (Tomio Moriguchi)


/s/  Sally G. Narodick         Director
___________________________
    (Sally G. Narodick)


/s/  R. Kirk Wilson            Director
___________________________
    (R. Kirk Wilson)

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




       /s/ William S. Weaver          /s/ James W. Eldredge
           _______________________        _______________________
           William S. Weaver              James W. Eldredge
           President and                  Corporate Secretary
           Chief Executive Officer        and Controller
                                          (Chief Accounting Officer)

REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of
Puget Sound Energy, Inc.

We have audited the consolidated financial statements and the financial statement schedule of Puget Sound Energy, Inc. (formerly Puget Sound Power & Light Company) listed on page 41 of this Annual Report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Washington Energy Company ("WECo") and its principal subsidiary, Washington Natural Gas ("WNG"), which statements reflect total assets of $1,034 million as of December 31, 1996, and total revenues of $426 million and $444 million for 1996 and 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for WECo and WNG , is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Puget Sound Energy, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting
principles.   In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 1, Puget Sound Energy, Inc. merged with WECo and WNG on February 10, 1997 in a transaction accounted for as a pooling of interests.


Coopers & Lybrand L.L.P.


Seattle, Washington
February 19, 1998



                                    -39


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Washington Energy Company:

We have audited the consolidated balance sheet and statement of capitalization of Washington Energy Company (a Washington corporation) and subsidiaries as of September 30, 1996, and the related consolidated statements of income, shareholders' earnings (deficit) reinvested in the business, premium on common stock and cash flows for each of the two years in the period ended September 30, 1996, and the consolidated balance sheet and statement of capitalization of Washington Natural Gas Company (a Washington corporation) and subsidiaries as of September 30, 1996, and the related consolidated statements of income, shareholder's earnings reinvested in the business, premium on common stock and cash flows for each of the two years in the period ended September 30, 1996. These financial statements, which are not included in this Form 10-K, are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

On February 10, 1997, Washington Energy Company and Washington Natural Gas, in a transaction accounted for as a pooling-of-interests, merged with Puget Sound Power and Light to form Puget Sound Energy.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Energy Company and subsidiaries and of Washington Natural Gas Company and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.





                                          ARTHUR ANDERSEN LLP

Seattle, Washington,
October 31, 1996  (except with respect
to the matter discussed in the third
paragraph above, for which the date is
February 10, 1997)





                                    -40-
Consolidated Financial Statements, Financial Statement Schedule and Exhibits Covered by the Foregoing Report of Independent Accountants:


Consolidated Statements of Income for the years ended
  December 31, 1997, 1996 and 1995........................................42

Consolidated Balance Sheets, December 31, 1997 and 1996...................44

Consolidated Statements of Capitalization,
  December 31, 1997 and 1996..............................................46

Consolidated Statements of Earnings Reinvested in the Business
  for the years ended December 31, 1997, 1996 and 1995....................48

Consolidated Statements of Cash Flows for the years
  ended December 31, 1997, 1996 and 1995..................................49

Notes to Consolidated Financial Statements................................50


Schedule:

II.  Valuation and Qualifying Accounts and Reserves for the
     years ended December 31, 1997, 1996 and 1995.........................78

All other schedules have been omitted because of the absence of the conditions under which they are required, or because the information required is included in the financial statements or the notes thereto.

Financial statements of the Company's subsidiaries are not filed herewith inasmuch as the assets, revenues earnings and earnings reinvested in the business of the subsidiaries are not material in relation to those of the Company.


Exhibits:

Exhibit Index.............................................................79

Consolidated Statements of Income
Puget Sound Energy, Inc.
--------------------------------------------------------------------------
Year Ended December 31
(Dollars in thousands
  except per share amounts)                   1997        1996        1995
--------------------------------------------------------------------------
Operating Revenues:
Electric                                $1,231,424  $1,198,769  $1,179,330
Gas                                        409,447     400,108     420,048
Other                                       36,031      50,402      31,740
--------------------------------------------------------------------------
     Total operating revenues            1,676,902   1,649,279   1,631,118
--------------------------------------------------------------------------
Operating Expenses:
Energy Costs:
  Purchased electricity                    614,929     562,314     523,514
  Residential Exchange                     (71,970)   (103,154)    (88,004)
  Purchased gas                            179,287     177,719     219,022
Fuel                                        41,455      40,645      35,658
Utility operations and maintenance         250,565     242,290     258,058
Other operations and maintenance            21,256      32,234      29,492
Depreciation, depletion and amortization   161,865     144,206     141,008
Merger and related costs                    55,789       4,835          --
Taxes other than federal income taxes      160,135     155,969     150,507
Federal income taxes                        47,725     107,747      91,519
--------------------------------------------------------------------------
     Total operating expenses            1,461,036   1,364,805   1,360,774
--------------------------------------------------------------------------
Operating Income                           215,866    284,474      270,344
--------------------------------------------------------------------------
Other Income:
Pre-tax charges related to
  unconsolidated affiliate                      --          --     (24,803)
Deferred tax benefit of write downs             --          --       8,681
Other, net                                  28,066       1,593       1,213
--------------------------------------------------------------------------
     Total other income                     28,066       1,593     (14,909)
--------------------------------------------------------------------------
Income Before Interest Charges             243,932     286,067     255,435
--------------------------------------------------------------------------

(Continued)

Puget Sound Energy, Inc.
--------------------------------------------------------------------------
Year Ended December 31
(Dollars in thousands
  except per share amounts)                   1997        1996        1995
--------------------------------------------------------------------------
Interest Charges:
  AFUDC                                     (5,205)     (3,919)     (4,292)
  Interest expense                         123,439     122,635     131,346
--------------------------------------------------------------------------
    Total interest charges                 118,234     118,716     127,054
--------------------------------------------------------------------------
Income from continuing operations          125,698     167,351     128,381
Discontinued operations:
  Loss from operations, net of tax              --      (1,386)    (26,597)
  Loss on disposal, net of tax              (2,622)       (446)         --
--------------------------------------------------------------------------
Net Income                                 123,076     165,519     101,784
Less Preferred Stock Dividends accrual      17,806      22,181      22,654
Preferred Stock Redemptions                    471          --          --
--------------------------------------------------------------------------
Income for Common Stock                   $105,741    $143,338     $79,130
==========================================================================
Common shares outstanding weighted average  84,560      84,418      84,189
==========================================================================
Basic and diluted earnings (loss) per
common share:
  From continuing operations                 $1.28       $1.72       $1.26
  From discontinued operations               (0.03)      (0.02)      (0.32)
--------------------------------------------------------------------------
     Basic and diluted earnings
       per common share                      $1.25       $1.70       $0.94
==========================================================================
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
Puget Sound Energy, Inc.
----------------------------------------------------------------------------
Assets
December 31
(Dollars in Thousands)                                      1997        1996
----------------------------------------------------------------------------
Utility Plant:
  Electric plant, at original cost                    $3,632,652  $3,479,652
  Gas plant                                            1,231,109   1,129,849
  Less: Accumulated depreciation and amortization      1,613,300   1,493,024
----------------------------------------------------------------------------
      Net utility plant                                3,250,461   3,116,477
----------------------------------------------------------------------------
Other Property and Investments:
  Investment in Bonneville Exchange Power Contract        78,880      86,772
  Investment in Cabot                                     85,027      69,014
  Subsidiary properties and investment                    72,660      80,770
  Other                                                   43,077      43,444
----------------------------------------------------------------------------
      Total other property and investments               279,644     280,000
----------------------------------------------------------------------------
Current Assets:
  Cash                                                     7,759       4,335
----------------------------------------------------------------------------
  Accounts receivable                                    158,927     160,836
  Less:  Allowance for doubtful accounts                     971       1,700
----------------------------------------------------------------------------
      Total accounts receivable                          157,956     159,136
----------------------------------------------------------------------------
  Unbilled revenue                                       122,831     102,409
  PRAM accrued revenues                                       --      40,470
  Materials and supplies, at average cost                 54,423      61,638
  Prepayments and Other                                    5,420      10,458
----------------------------------------------------------------------------
      Total current assets                               348,389     378,446
----------------------------------------------------------------------------
Long-Term Assets:
  Regulatory asset for deferred income taxes             258,430     242,454
  Unamortized energy conservation charges                  6,867      44,673
  PURPA buyout costs                                     215,000          --
  Other                                                  134,579     165,420
----------------------------------------------------------------------------
      Total long-term assets                             614,876     452,547
----------------------------------------------------------------------------
Total Assets                                          $4,493,370  $4,227,470
============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Capitalization and Liabilities
December 31
(Dollars in Thousands)                                      1997        1996
----------------------------------------------------------------------------
Capitalization
(See "Consolidated Statements of Capitalization"):
  Common equity                                       $1,358,077  $1,378,377
  Preferred stock not subject
    to mandatory redemption                               95,488     215,000
  Preferred stock subject
    to mandatory redemption                               78,134      87,839
  Corporation obligated, mandatorily
    redeemable preferred securities of
    subsidiary trust holding solely
    junior subordinated debentures of
    the corporation                                      100,000         --
  Long-term debt                                       1,411,707   1,165,584
----------------------------------------------------------------------------
      Total capitalization                             3,043,406   2,846,800
----------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                       116,548      95,736
  Short-term debt                                        372,538     298,122
  Current maturities of long-term debt                    51,000     100,062
  Purchased gas liability                                    876      41,368
  Accrued expenses:
    Taxes                                                 73,636      57,419
    Salaries and wages                                    15,326      28,215
    Interest                                              27,704      27,173
  Other                                                   33,198      51,906
----------------------------------------------------------------------------
      Total current liabilities                          690,826     700,001
----------------------------------------------------------------------------
Deferred Income Taxes                                    629,018     586,661
----------------------------------------------------------------------------
Other Deferred Credits                                   130,120     94,008
----------------------------------------------------------------------------
Commitments and Contingencies                                 --          --
----------------------------------------------------------------------------
Total Capitalization and Liabilities                  $4,493,370  $4,227,470
============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Capitalization
Puget Sound Energy, Inc.
------------------------------------------------------------------------------------
December 31 (Dollars in Thousands)                                  1997        1996
------------------------------------------------------------------------------------

Common Equity:
  Common stock - ($10 stated value) - 150,000,000 shares
    authorized,  84,560,645 and 84,511,245 shares
    outstanding                                               $  845,606  $  845,112
  Additional paid-in capital                                     450,845     446,910
  Unrealized gain on investment                                   14,954          --
  Earnings reinvested in the business                             46,672      86,355
------------------------------------------------------------------------------------
      Total common equity                                      1,358,077   1,378,377
------------------------------------------------------------------------------------
Preferred Stock Not Subject to Mandatory
  Redemption - cumulative  - $25 par value:*
    7.875% series - 3,000,000 shares authorized,
      zero & 3,000,000 shares outstanding                             --      75,000
    Adjustable Rate, Series B - 2,000,000 shares
      authorized, 219,506 and 2,000,000 shares outstanding         5,488      50,000
    7.45% series II - 2,400,000 shares authorized
      and outstanding                                             60,000      60,000
    8.50% series III - 1,200,000 shares authorized
      and outstanding                                             30,000      30,000
------------------------------------------------------------------------------------
      Total preferred stock not subject to mandatory redemption   95,488     215,000
------------------------------------------------------------------------------------
Preferred Stock Subject To Mandatory Redemption - cumulative
  $100 par value:*
    4.84% series - 150,000 shares authorized,
       14,808 & 47,956 shares outstanding                          1,481       4,796
    4.70% series - 150,000 shares authorized,
       4,311 & 56,215 shares outstanding                             431       5,621
    8% series - 150,000 shares authorized,
       12,224 and 24,224 shares outstanding                        1,222       2,422
    7.75% series - 750,000 shares authorized
      and outstanding                                             75,000      75,000
------------------------------------------------------------------------------------
      Total preferred stock subject to mandatory redemption       78,134      87,839
------------------------------------------------------------------------------------
Corporation obligated, mandatorily redeemable preferred
  securities of subsidiary trust holding solely junior
  subordinated debentures of the corporation                     100,000          --
------------------------------------------------------------------------------------
Long-Term Debt:
  First mortgage bonds                                         1,301,000   1,104,060
Pollution control revenue bonds:
    Revenue refunding 1991 series, due 2021                       50,900      50,900
    Revenue refunding 1992 series, due 2022                       87,500      87,500
    Revenue refunding 1993 series, due 2020                       23,460      23,460
Other notes                                                           17          19
Unamortized discount - net of premium                               (170)       (293)
Long-term debt due within one year                               (51,000)   (100,062)
------------------------------------------------------------------------------------
      Total long-term debt excluding current maturities        1,411,707   1,165,584
------------------------------------------------------------------------------------
Total Capitalization                                          $3,043,406  $2,846,800
====================================================================================
* 13,000,000 shares authorized for $25 par value preferred stock and 3,000,000 shares authorized for $100 par value preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of Earnings Reinvested in the Business
Puget Sound Energy, Inc.
----------------------------------------------------------------------------
Year Ended December 31
(Dollars in thousands
except per share amounts)                       1997        1996        1995
----------------------------------------------------------------------------
Balance at Beginning of Year                $ 86,355    $ 84,254    $146,228
Net Income                                   123,076     165,519     101,784
Adjustment to conform fiscal year
  of WECo                                     10,835          --          --
----------------------------------------------------------------------------
    Total                                    220,266     249,773     248,012
----------------------------------------------------------------------------
Deductions:
Dividends Declared:
    Preferred stock:
      $4.84 per share on 4.84% series            192         232         232
      $4.70 per share on 4.70% series            203         265         276
      $8.00 per share on 8% series               122         218         314
      $7.75 per share on 7.75% series          5,813       5,813       5,813
      $1.97 per share on 7.875% series         3,940       5,906       5,906
      $1.86 per share on 7.45% series II       4,470       4,470       4,470
      $2.13 per share on 8.50% series III      2,550       2,550       2,656
      Adjustable Rate, series B                2,010       2,716       3,115
    Common stock                             150,591     141,248     140,976
Preferred stock redemptions                    3,703          --          --
----------------------------------------------------------------------------
    Total deductions                         173,594     163,418     163,758
----------------------------------------------------------------------------
Balance at End of Year                      $ 46,672    $ 86,355    $ 84,254
----------------------------------------------------------------------------
Dividends declared per common share         $   1.78    $   1.67    $   1.67
============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
Puget Sound Energy, Inc.
---------------------------------------------------------------------------------------
Year Ended December 31 (Dollars in Thousands)                  1997      1996      1995
---------------------------------------------------------------------------------------

Operating Activities:
Income from continuing operations                          $125,698  $167,351  $128,381
Adjustments to reconcile income from continuing operations
 to net cash provided by operating activities:
  Depreciation and amortization                             161,865   144,206   141,008
  Deferred income taxes and tax credits - net                27,422     6,842    11,421
  PRAM accrued revenues - net                                40,777    74,326    (3,955)
  Pretax writedown and equity in undistributed
             losses of unconsolidated affiliate               4,044       961    27,826
  PURPA buyout costs                                       (215,000)       --        --
  Other                                                      43,286   (21,918)    4,143
  Change in certain current assets and liabilities          (58,394)   27,809    34,959
---------------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities               129,698   399,577   343,783
---------------------------------------------------------------------------------------
Investing Activities:
Construction expenditures - excluding equity AFUDC         (257,900) (205,050) (205,981)
Energy conservation expenditures                             (4,864)   (6,683)  (15,156)
Cash received from sale of conservation assets - net         34,372        --   199,452
Proceeds from property sales                                  7,013    34,000        --
Other                                                        17,703    (7,384)      882
---------------------------------------------------------------------------------------
    Net Cash Used by Investing Activities                  (203,676) (185,117)  (20,803)
---------------------------------------------------------------------------------------
Financing Activities:
Increase (decrease) in short-term debt                       85,975   (30,921)  (30,593)
Dividends paid                                             (169,892) (163,418) (163,758)
Issuance of common and preferred stock                           65     3,686     4,824
Issuance of Company obligated mandatorily
  redeemable preferred securities                           100,000       --         --
Redemption of preferred stock                              (128,747)   (1,200)   (1,993)
Issuance of bonds                                           300,000    34,470    74,280
Redemption of bonds and notes                              (102,844)  (72,612) (193,144)
Other                                                        (4,572)     (558)      (43)
---------------------------------------------------------------------------------------
    Net Cash Provided by (Used by) Financing Activities      79,985  (230,553) (310,427)
---------------------------------------------------------------------------------------
Increase (decrease) in cash
  from continuing operations                                  6,007   (16,093)   12,553
Decrease in cash from
  discontinued operations:
  Operating activities                                           --  (1,386)     (139)
  Investing activities                                       (2,622)     --    (1,271)
--------------------------------------------------------------------------------------
Net increase (decrease) in cash                               3,385  (17,479)   11,143
Cash at Beginning of Year                                     4,335   21,814    10,671
Adjustment to conform fiscal year of WECo                        39       --        --
--------------------------------------------------------------------------------------
Cash at End of Year                                        $  7,759 $  4,335  $ 21,814
======================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                            -49

Puget Sound Energy, Inc.
Notes To Consolidated Financial Statements
----------------------------------------------------------------------------
1.  Summary of Significant Accounting Policies

Basis of Presentation:

Puget Sound Energy, Inc., formerly Puget Sound Power & Light Company, ("the Company") is an investor-owned public utility incorporated in the State of Washington furnishing electric, and since February 10, 1997, gas service in a territory covering approximately 6,000 square miles, principally in the Puget Sound region of Washington State. On February 10, 1997, the Company completed a merger ("the Merger") with the Washington Energy Company ("WECo") and its principal subsidiary, Washington Natural Gas Company ("WNG"). The change of the Company's name was effective with the merger. Herein, the Company refers to the combined entity; Puget Power and WECo refer to the individual entities.

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

The order approving the merger, issued by the Washington Utilities and Transportation Commission ("Washington Commission") contains a rate plan that is designed to provide a five-year period of rate stability for customers and provide the Company with an opportunity to achieve a reasonable return on investment. As required under the merger order, the Company filed tariffs, effective February 8, 1997, that resulted in an average electric rate decrease of 5.6% related to the PRAM, and an average increase in general rates of 1.8% varying between 1.0% and 2.5%, depending on rate class. The net impact was an average rate decrease of 3.7%, including a decrease in residential rates of 3.2%. General rates for electric residential and industrial service will increase by 1.5% on January 1 of each of the four following years, while those for small commercial customers will increase by 1.0% in each of the following three years. General rates for all classes of natural gas customers will remain unchanged until January 1, 1999, when they will decrease sufficiently to reduce utility margin by 1 percent.

The merger has been structured as a tax-free exchange of shares, and is accounted for as a pooling of interests for financial statement purposes. Accordingly, the consolidated financial statements have been retroactively restated to include the results of operations, financial position and cash flows of WECo and WNG for all periods prior to consummation of the merger. Certain amounts have been reclassified to conform to the combined presentation.

The consolidated financial statements include the accounts of the Company and all its significant wholly-owned subsidiaries, after elimination of all significant intercompany items and transactions. One immaterial subsidiary is stated on an equity basis.

Financial information prior to January 1, 1997, contained herein reflects fiscal years ended December 31 for Puget Power and September 30 for WECo.

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

Utility Plant:

The costs of additions to utility plant, including renewals and betterments, are capitalized at original cost. Costs include indirect costs such as engineering, supervision, certain taxes and pension and other employee benefits, and an allowance for funds used during construction. Replacements of minor items of property are included in maintenance expense. The original cost of operating property together with removal cost, less salvage, is charged to accumulated depreciation when the property is retired and removed from service.

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

Net regulatory assets and liabilities at December 31, 1997 and 1996 included the following:
----------------------------------------------------------------
(Dollars in Millions)                           1997        1996
-----------------------------------------     ------      ------
Deferred income taxes                         $258.4      $242.5
PURPA buyout costs                             215.0         -.-
Investment in BEP Exchange Contract             78.9        86.8
Unamortized energy conservation charges          6.9        44.7
PRAM accrued revenues                            -.-        40.5
Storm damage costs                              33.4        39.3
Various other costs                             68.2        67.9
Deferred gains on property sales               (17.5)      (15.8)
-----------------------------------------     ------       -----
Total                                         $643.3      $505.9
================================================================
If the Company, at some point in the future, determines that all or a portion of the utility operations no longer meets the criteria for continued application of Statement No. 71, the Company would be required to adopt the provisions of Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" ("Statement No. 101"). Adoption of Statement No. 101 would require the Company to write off the regulatory assets and liabilities related to those operations not meeting Statement No. 71 requirements. Discontinutation of Statement No. 71 could have a material impact on the Company's financial statements.

The Securities and Exchange Commission ("SEC") has expressed concern regarding the continuing applicability of Statement No. 71 to the financial statements of electric utilities that either have been ordered by regulators to adopt transition to competition plans or are in the process of participating with the state legislatures and/or regulators in the development of such plans. While such plans may call for rate caps or decreases, they generally provide for recovery of investments in uneconomic or noncompetitive generating plants and other regulatory assets (together defined as stranded costs). The SEC is concerned that portions of entities subject to such plans may not meet the criteria for the continued application of Statement No. 71. The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") met in May and July of 1997 to address the issues of when such an entity should discontinue the application of Statement No. 71, and how Statement No. 101 should be applied to a portion of an entity subject to such a plan. As a result of these meetings, a consensus was reached that Statement No. 71 should be discontinued at a date no later than when the details of the transition to competition plan for all or a portion of the entity subject to such plan are known. Additionally, the EITF reached a consensus that stranded costs which are to be recovered through cash flows derived from another portion of the entity which continues to apply Statement No. 71 should not be written off; rather, they should be considered regulatory assets of the segment which will continue to apply Statement No. 71.

The Company's financial statements continue to apply Statement No. 71 for regulated operations. Although discussions with regulatory authorities regarding retail competition have occurred and are expected to continue, no final transition to competition plans for the Company's regulated operations have yet been adopted or proposed.

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

The Company has recorded a regulatory asset for $215 million related to the buyout of a gas sales contract of a non-utility generator. A Washington Commission accounting order approved the payment for deferral and collection in rates over the remaining life of the energy supply contract.

Operating Revenues:

Operating revenues are recorded on the basis of service rendered, which include estimated unbilled revenue and, prior to October 1, 1996, revenue accrued under the Periodic Rate Adjustment Mechanism ("PRAM").

Energy Conservation:

The Company accumulates energy conservation expenditures which are included in rate base and amortized to expense as prescribed by the Washington Commission.

In June 1995, the Company sold approximately $202.5 million of its investment in customer-owned energy conservation measures to a grantor trust which, in turn, issued securities backed by a Washington state statute enacted in 1994. The Company sold an additional investment of $35.2 million in customer-owned energy conservation measures in August 1997. The proceeds of the sales were used to pay down short-term debt. The Company recognized no gain or loss on the sales.

Self-Insurance:

The Company currently has no insurance coverage for storm damage and is self-insured for a portion of the risk associated with comprehensive liability, industrial accidents and catastrophic property losses. With approval of the Washington Commission, the Company is able to defer for collection in future rates, certain uninsured storm damage costs associated with major storms.

Depreciation and Amortization:

For financial statement purposes, the Company provides for depreciation on a straight-line basis. The depreciation of automobiles, trucks, power operated equipment and tools is allocated to asset and expense accounts based on usage. The annual depreciation provision stated as a percent of average original cost of depreciable electric utility plant was 3.0% in


                                    -53-
1997, 1996 and 1995 and for depreciable gas utility plant was 3.4% in 1997, 3.6% in 1996 and 3.5% for 1995. The Company capitalizes purchased or internally developed computer software projects and amortizes them over their original anticipated useful lives.

Federal Income Taxes:

The Company normalizes, with the approval of the Washington Commission, certain items. Deferred taxes have been determined under Statement of Financial Accounting Standards No. 109. Investment tax credits are deferred and amortized based on the average useful life of the related property in accordance with regulatory and income tax requirements. (See Note 13)

Allowance for Funds Used During Construction:

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

The AFUDC rate allowed by the Washington Commission for gas utility plant additions was 9.15%, 9.03%, and 8.68% for 1997, 1996 and 1995,
respectively. The allowed AFUDC rate on electric utility plant was 8.94% during the same period. To the extent amounts calculated using this rate exceed the AFUDC calculated using the Federal Energy Regulatory Commission ("FERC") formula, the Company capitalizes the excess as a deferred asset, crediting miscellaneous income. The amounts included in income were:
$2,704,000 for 1997, $2,112,000 for 1996 and $1,614,000 for 1995.  The
deferred asset is being amortized over the average useful life of the Company's non-project utility plant.

Periodic Rate Adjustment Mechanism:

In April 1991, the Washington Commission issued an order establishing a PRAM designed to operate as an interim rate adjustment mechanism between electric general rate cases. Under the PRAM, Puget Power was allowed to request annual rate adjustments, on a prospective basis, to reflect changes in certain costs as set forth in the PRAM order. Also, under terms of the order, recovery of certain costs was decoupled from levels of electricity sales.

Rates established for the PRAM period were subject to future adjustment based on actual customer growth and variations in certain costs, principally those affected by hydro and weather conditions. To the extent revenue billed to customers varied from amounts allowed under the methodology established in the PRAM order, the difference was accumulated, without interest, for rate recovery which was then established in the next PRAM hearing. In its September 22, 1995 order, the Washington Commission approved Puget Power's last PRAM filing and the recovery of $71.2 million over the period October 1, 1995 through September 30, 1996. In addition to approval of the rate adjustment, the Commission also agreed, pursuant to a negotiated settlement, to discontinue the PRAM on September 30, 1996, the


                                    -54-
end of the last PRAM period. PRAM accrued revenues of $40.5 million, recorded at December 31, 1996, were recovered in the first quarter of 1997. Over-collection of PRAM revenues was refunded to customers in the second quarter of 1997.

With the discontinuance of the PRAM, the Company no longer has a rate adjustment mechanism to adjust for changes in cost or variances in hydro and weather conditions. These variances may now significantly influence earnings.

PGA Mechanism

Differences between the actual cost of the Company's gas supplies and that currently allowed by the Washington Commission are deferred and recovered or repaid through the purchased gas adjustment ("PGA") mechanism.

Off-System Sales and Capacity Release:

The Company had been selling excess gas supplies and entering into gas supply exchanges with third parties outside of its distribution area since 1992. The Company began releasing to third parties excess interstate gas pipeline capacity and gas storage rights on a short-term basis in 1993 and 1994, respectively. The Company contracts for firm gas supplies and holds firm transportation and storage capacity sufficient to meet the expected peak winter demand for gas for space heating by its firm customers. Due to the variability in weather and other factors, however, the Company holds contractual rights to gas supplies and transportation and storage capacity in excess of its immediate requirements to serve firm customers on its distribution system for much of the year which, therefore, are available for third-party gas sales, exchanges and capacity releases. The net proceeds from such activities are accounted for as reductions in the cost of purchased gas and passed on to customers through the PGA mechanism, with no impact on net income. As a result, the Company does not reflect sales revenue or associated cost of sales for these transactions in its income statement. The net proceeds from these activities were $16,759,000, $10,711,000, and $7,374,000 for 1997, 1996 and 1995, respectively.

Risk Management and Energy Trading

The Company's energy related businesses are exposed to risks related to changes in commodity prices. As part of its business, the Company markets power to other utilities and power marketers by entering into contracts to purchase or supply electric energy or natural gas at specified delivery points and at specified future delivery dates. The Company's energy trading function manages the Company's core electric and gas supply portfolios as well as non-core incremental energy supply trading activities.

The Company has established policies and procedures to manage these risks. A Risk Management Committee separate from the units that create these risks monitors compliance with the Company's policies and procedures. In addition, the Audit Committee of the Company's Board of Directors has oversight of the Risk Management Committee.






                                    -55-
Other:

Debt premium, discount and expenses are amortized over the life of the related debt. The premiums and costs associated with reacquired debt are being amortized over the life of the related new issuances, in accordance with ratemaking treatment.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). Statement No. 123 establishes a fair-value based method of accounting for stock-based compensation plans and encourages entities to adopt that method in place of the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). The Company intends to continue to apply the provisions of APB 25 in recognizing compensation expense related to its stock-based compensation plans. Due to the limited number of shares issued under the Company's stock plans on an annual basis, the amount of the compensation expense which would be required to be expensed or disclosed is not material.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"("Statement No. 130"), which establishes rules for reporting and displaying comprehensive income and its components. Statement No. 130 is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"), which establishes requirements that companies report certain information about operating segments. Statement No. 131 is effective for fiscal years beginning after December 15, 1997. While this statement may result in additional financial disclosures, it will not impact the Company's financial position or results of operations.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("Statement No. 132"), which standardizes the disclosure requirements for pensions and other postretirement benefits. Statement No. 132 is effective for fiscal years beginning after December 15, 1997. While this statement may result in additional financial disclosures, it will not impact the Company's financial position or results of operations.

Earnings Per Common Share:

During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement No. 128"). As required under Statement No. 128, earnings per share data have been restated for all prior periods presented.

Basic earnings per common share have been computed based on weighted average common shares outstanding of 84,560,000, 84,418,000 and 84,189,000 for 1997,
1996 and 1995, respectively. Diluted earnings per common share have been computed based on weighted average common shares outstanding of 84,628,000, 84,449,000 and 84,193,000 for 1997, 1996 and 1995, respectively, which include the dilutive effect of securities related to employee compensation plans.



                                    -56-


2.  Property Plant and Equipment

---------------------------------------------------------------------------
December 31 (Dollars in Thousands)                        1997         1996
---------------------------------------------------------------------------
Electric and gas utility plant classified by
prescribed accounts at original cost:
  Distribution plant                                $2,674,234   $2,545,155
  Production plant                                     939,211      930,806
  Transmission plant                                   625,779      580,475
  General plant                                        333,140      338,330
  Construction work in progress                        123,690       83,633
  Completed work not classified                         58,216       52,248
  Intangible plant                                      78,491       50,880
  Underground storage                                   16,277       12,713
  Plant held for future use                             10,263       10,802
  Other                                                  4,460        4,459
---------------------------------------------------------------------------
    Total electric and gas utility plant            $4,863,761   $4,609,501
===========================================================================






































                                    -57-


3.  Capital Stock
                                   Preferred Stock
                              ---------------------------
                              Not Subject to   Subject to
                              Mandatory        Mandatory    Common
                              Redemption       Redemption   Stock
                             ---------------   ----------   ----------
                                                            Without
                                   $25           $100       Par Value
                                   Par           Par        ($10 Stated
                                   Value         Value      Value)
--------------------          --------------   ----------   ----------
Shares outstanding
January 1, 1995                 8,600,000        912,424    84,034,633

Issued to share-
holders under the
stock purchase
and dividend
reinvestment plan:
    1995                               --             --       279,362
    1996                               --             --       148,417
    1997                               --             --        33,930

Issued pursuant
to employee
compensation plans:
    1995                               --             --        26,585
    1996                               --             --        21,886
    1997                               --             --        17,063

Issued pursuant to
Directors' Stock
Bonus Plan:
    1995                               --             --           175
    1996                               --             --           187

Acquired for sinking fund:
    1995                               --        (22,029)           --
    1996                               --        (12,000)           --
    1997                               --        (12,050)           --

Called for redemption
and canceled:
    1997                       (4,780,494)       (85,002)           --

Fractional share
redemptions in
connection with
Merger exchange:
    1997                               --             --        (1,593)
----------------------------------------------------------------------
Shares outstanding
December 31, 1997               3,819,506        781,343    84,560,645
======================================================================
See "Consolidated Statements of Capitalization" for details on specific series.

                                    -58-
On January 15, 1991, the Board of Directors declared a dividend of one preference share purchase right (a "Right") on each outstanding common share of the Company. The dividend was distributed on January 25, 1991, to shareholders of record on that date. The Rights will be exercisable only if a person or group acquires 10 percent or more of the Company's common stock or announces a tender offer which, if consummated, would result in ownership by a person or group of 10 percent or more of the common stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Preference Stock, $50 par value per share, at an exercise price of $45, subject to adjustments. The description and terms of the Rights are set forth in a Rights Agreement between the Company and The Bank of New York, as Rights Agent. The Rights expire on January 25, 2001, unless earlier redeemed by the Company.

The weighted average dividend rate for the Adjustable Rate Cumulative Preferred Stock ("ARPS"), Series B ($25 par value) was 5.61% for 1997, 5.49% for 1996, and 6.05% for 1995. In April and May 1997, the Company purchased 598,500 shares of ARPS, Series B at a price of $24.375 per share. On August 15, 1997, the Company completed a tender offer for various issues of its preferred stock; 1,181,994 shares of ARPS Series B, $25 par were tendered at $25.625 per share. The Company may redeem the ARPS Series B at any time on not less than 30 days notice at $27.50 per share on or prior to February 1, 1999, and at $25 per share thereafter, plus in each case accrued dividends to the date of redemption; provided however, that no shares shall be redeemed prior to February 1, 1999, if such redemption is for the purpose or in anticipation of refunding such share at an effective interest or dividend cost to the Company of less than 5.37% per annum.

On July 15, 1997, the Company redeemed 3,000,000 shares of its 7.875% Series Preferred at a redemption price of $25.00 per share.

The 8.50% Series Preferred may be redeemed on or after September 1, 1999, at par and the 7.45% Series Preferred may be redeemed on or after November 1, 2003, at par.

4.  Preferred Stock Subject to Mandatory Redemption

The Company is required to deposit funds annually in a sinking fund sufficient to redeem the following number of shares of each series of preferred stock at $100 per share plus accrued dividends: 4.84% Series and 4.70% Series, 3,000 shares each; 8% Series, 6,000 and 1,000 shares through 2003 and 2004, respectively; and 7.75% Series, 37,500 shares on each February 15, commencing on February 15, 1998. Previous requirements have been satisfied by delivery of reacquired shares. At December 31, 1997, there were 39,192 shares of the 4.84% Series, 55,689 shares of the 4.70% Series and 776 shares of the 8% Series acquired by the Company and available for future sinking fund requirements. Upon involuntary liquidation, all preferred shares are entitled to their par value plus accrued dividends.

The preferred stock subject to mandatory redemption may also be redeemed by the Company at the following redemption prices per share plus accrued dividends: 4.84% Series, $102; 4.70% Series, $101; and 8% Series, $101.
The 7.75% Series may be redeemed by the Company, subject to certain restrictions, at $105.17 per share plus accrued dividends through February 15, 1998 and at per share amounts which decline annually to a price of $100 after February 15, 2007.


                                    -59-
On August 15, 1997, the Company completed a tender offer for three series of preferred stock and the following number of shares of each series were tendered and redeemed at the noted redemption price per share: 51,854 shares of the 4.70% Series, $100 par value Preferred at $89.32 per share and 33,148 shares of the 4.84% Series $100 par value Preferred at $91.51 per share.

On February 15, 1998, the Company redeemed all outstanding shares of the 8% Series, $100 par value Preferred including 12,000 shares for the sinking fund at par and 224 shares at $101.00 per share.

5.  Company-Obligated, Mandatorily Redeemable Preferred Securities

In 1997, the Company formed Puget Sound Energy Capital Trust I (the "TRUST") for the sole purpose of issuing and selling common and preferred securities ("Trust Securities"). The proceeds from the sale of Trust Securities were used to purchase Junior Subordinated Debentures ("Debentures") from the Company. The Debentures are the sole assets of the Trust and the Company owns all common securities of the Trust.

The Debentures have an interest rate of 8.231% and a stated maturity date of June 1, 2027. The Trust Securities are subject to mandatory redemption at par on the stated maturity date of the Debentures. The Trust Securities may be redeemed earlier, under certain conditions, at the option of the Company. Dividends relating to preferred securities are included in interest expense.

6.  Additional Paid-in Capital

(Dollars in Thousands)                           1997       1996       1995
---------------------------------------------------------------------------
Balance at beginning of year                  446,910   $444,928   $442,954
Excess of proceeds over stated values of
  common stock issued                             428      2,022      1,934
Par value over cost of reacquired
  preferred stock                                 471         --        210
Retained earnings adjustment for
  preferred redemption                          3,036         --         --
Issue costs of common and preferred stock          --        (40)      (170)
---------------------------------------------------------------------------
Balance at end of year                       $450,845   $446,910   $444,928
===========================================================================

7.  Earnings Reinvested in the Business

The payment of dividends on common stock is restricted by provisions of certain covenants applicable to preferred stock and long-term debt contained in the Company's Articles of Incorporation and Mortgage Indentures. Under the most restrictive covenants, earnings reinvested in the business unrestricted as to payment of cash dividends were approximately $114 million at December 31, 1997.

The adjustments made to the carrying value of costs associated with the terminated generating projects and Bonneville Exchange Power as a result of Statement No. 90, adjustments made as a result of Statement No. 121 and the disallowance of certain terminated generating project costs by the Washington Commission do not impact the amount of earnings reinvested in the business for purposes of payment of dividends on common stock under the terms of the Company's Articles and Mortgage Indentures. (See Note 1.)
                                    -60-


8.  Long-Term Debt

First Mortgage Bonds at December 31:
Series        Due           1997          1996
----------------------------------------------
      (Dollars in Thousands)
7.875%        1997    $       --    $  100,000
8.125%        1997            --         3,060
6.17%         1998        10,000        10,000
5.70%         1998         5,000         5,000
8.25%         1998        11,000        11,000
8.83%         1998        25,000        25,000
6.50%         1999        16,500        16,500
6.65%         1999        10,000        10,000
6.41%         1999        20,500        20,500
7.08%         1999        10,000        10,000
7.25%         1999        50,000        50,000
6.61%         2000        10,000        10,000
9.60%         2000        25,000        25,000
8.51 - 8.55%  2001        19,000        19,000
9.14%         2001        30,000        30,000
7.53 - 7.91%  2002        30,000        30,000
7.85%         2002        30,000        30,000
7.07%         2002        27,000        27,000
7.15%         2002         5,000         5,000
7.625%        2002        25,000        25,000
6.23 - 6.31%  2003        28,000        28,000
7.02%         2003        30,000        30,000
6.20%         2003         3,000         3,000
6.40%         2003        11,000        11,000
6.07 & 6.10%  2004        18,500        18,500
7.70%         2004        50,000        50,000
7.80%         2004        30,000        30,000
6.92 & 6.93%  2005        31,000        31,000
6.58%         2006        10,000        10,000
8.06%         2006        46,000        46,000
8.14%         2006        25,000        25,000
7.02 & 7.04%  2007        25,000        25,000
7.75%         2007       100,000       100,000
8.40%         2007        10,000        10,000
6.51 & 6.53%  2008         4,500         4,500
6.61 & 6.62%  2009         8,000         8,000
7.12%         2010         7,000         7,000
8.59%         2012         5,000         5,000
8.20%         2012        30,000        30,000
6.83% & 6.90% 2013        13,000        13,000
7.35 & 7.36%  2015        12,000        12,000
9.57%         2020        25,000        25,000
8.25 - 8.40%  2022        35,000        35,000
7.19%         2023        13,000        13,000
7.35%         2024        55,000        55,000
7.15 & 7.20%  2025        17,000        17,000
7.02%         2027       300,000            --
----------------------------------------------
Total First
Mortgage Bonds        $1,301,000    $1,104,060
==============================================

                                    -61-


In December 1997, the Company filed a shelf-registration statement for the offering on a delayed or continuous basis of up to $500 million principal amount of Senior Notes secured by a pledge of First Mortgage Bonds. On December 22, 1997, the Company issued $300 million principal amount of Senior Medium-Term Notes, Series A, due December 1, 2027, bearing interest at 7.02%.

Substantially all utility properties owned by the Company are subject to the lien of the Company's mortgage indenture and the WNG mortgage indenture.

Pollution Control Bonds

The Company has outstanding three series of Pollution Control Bonds. Amounts outstanding were borrowed from the City of Forsyth, Montana ("the City"). The City obtained the funds from the sale of Customized Pollution Control Refunding Bonds issued to finance pollution control facilities at Colstrip Units 3 and 4.

Each series of bonds are collateralized by a pledge of the Company's First Mortgage Bonds, the terms of which match those of the Pollution Control Bonds. No payment is due with respect to the related series of First Mortgage Bonds so long as payment is made on the Pollution Control Bonds. Interest rates for the 1992 and 1993 series are 6.80% and 5.875%, respectively. The 1991 series consists of $27.5 million principal amount bearing interest at 7.05% and $23.4 million principal amount bearing interest at 7.25%.

Long-Term Debt Maturities:

The principal amounts of long-term debt maturities for the next five years are as follows:

(Dollars in Thousands)     1998      1999      2000      2001      2002
-----------------------------------------------------------------------
Maturities of
  long-term debt       $ 51,000  $107,000  $ 35,000  $ 49,000  $117,000
=======================================================================

9.  Short-Term Debt and Other Financing Arrangements

At December 31, 1997, the Company had short-term borrowing arrangements which included a $375 million line of credit with fourteen banks. The agreement provides the Company with the ability to borrow at different interest rate options and includes variable fee levels. The options are:
(1) the higher of the prime rate or the Federal Funds rate plus 1/2 of 1 percent or (2) the Eurodollar rate plus .25 percent. The current availability fee is .08 percent per annum on the unused loan commitment.

In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements. The Company also uses commercial paper to fund its short-term borrowing requirements.





                                    -62-


At December 31: (Dollars in Thousands)         1997        1996        1995
---------------------------------------------------------------------------
Short-term borrowings outstanding:
  Uncommitted bank borrowings              $ 33,000    $ 31,700    $ 44,000
  Bank line of credit borrowing             215,000          --          --
Commercial paper notes                     $124,538    $266,422    $285,043
  Weighted average interest rate              6.88%       6.05%       6.54%
Credit availability (a)                    $375,000    $426,500    $426,500
---------------------------------------------------------------------------

  (a) Provides liquidity support for outstanding commercial paper and borrowing from credit line banks in the amount of $339.5 million, $266.4 million and $285.0 million for 1997, 1996 and 1995, respectively, effectively reducing the available borrowing capacity under these credit lines to $35.5 million, $160.1 million, and $141.5 million, respectively.

The Company has, on occasion, entered into interest rate swap agreements to reduce the impact of changes in interest rates on portions of its floating-rate, short-term debt. The one agreement outstanding at December 31, 1997 effectively changes the Company's interest rate on outstanding commercial paper to 9.64% on a notional principal amount of $16.5 million expiring March 31, 2000.

10.  Estimated Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996:

                                   1997       1997         1996       1996
                               Carrying       Fair     Carrying       Fair
(Dollars in Millions)            Amount      Value       Amount      Value
--------------------------------------------------------------------------
Financial Assets:
  Cash                         $    7.8   $    7.8     $    4.3   $    4.3
Financial Liabilities:
  Short-term debt              $  372.5   $  372.5     $  298.1   $  298.1
  Preferred stock subject to
    mandatory redemption       $   78.1   $   82.5     $   87.8   $   88.5
  Corporation obligated,
    mandatorily redeemable
    preferred securities of
    subsidiary trust holding
    solely junior subordinated
    debentures of the
    corporation                $  100.0   $  107.6     $     --   $     --
  Long-term debt               $1,462.7   $1,547.3     $1,265.6   $1,303.4

Unrecognized financial instruments:
  Interest rate swaps                --   $   (1.2)    $     --   $   (1.7)
--------------------------------------------------------------------------
The fair value of outstanding bonds including current maturities is estimated based on quoted market prices.

The preferred stock subject to mandatory redemption and corporation obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the corporation is estimated based on dealer quotes.
                                    -63-
The carrying value of short-term debt is considered to be a reasonable estimate of fair value. The carrying amount of cash, which includes temporary investments with maturities of 3 months or less, is also considered to be a reasonable estimate of fair value.

The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate each swap agreement at the reporting date, taking into account current interest rates and the current credit-worthiness of all the parties to each swap. Derivative instruments have been used by the Company on a limited basis. The Company has a policy that financial derivatives are to be used only to mitigate business risk and not for speculative purposes.

11.  Supplementary Income Statement Information

(Dollars in Thousands)                         1997       1996       1995
-------------------------------------------------------------------------
Taxes:
  Real estate and personal property        $ 46,252   $ 43,762   $ 41,627
  State business                             58,466     60,787     60,695
  Municipal, occupational and other          45,252     43,681     41,663
  Other                                      21,242     12,729     12,168
-------------------------------------------------------------------------
Total taxes                                $171,212   $160,959   $156,153
-------------------------------------------------------------------------
Charged to:
  Operating expense                        $160,135   $155,969   $150,507
  Other accounts, including
    construction work in progress            11,077      4,990      5,646
-------------------------------------------------------------------------
Total taxes                                $171,212   $160,959   $156,153
=========================================================================
See "Consolidated Statements of Income" for maintenance and depreciation expense.

Advertising, research and development expenses and amortization of intangibles are not significant. The Company pays no royalties.

12.  Leases

The Company treats all leases as operating leases for ratemaking purposes as required by the Washington Commission. Certain leases contain purchase options, renewal and escalation provisions. Capitalized leases are not material.

Rental and operating lease expense for the years ended December 31, 1997, 1996 and 1995 were approximately $19,428,000, $19,394,000 and $19,217,000, respectively. Payments due for the years ended December 31, 1997, 1996 and 1995 for the sublease of properties were approximately $962,000, $1,674,000 and $604,000, respectively.

Future minimum lease payments for noncancelable leases are approximately $9,854,000 for 1998, $9,923,000 for 1999, $9,233,000 for 2000, $8,946,000
for 2001, $8,607,000 for 2002 and in the aggregate, $10,152,000 thereafter. Future minimum sublease receipts for noncancelable subleases are $1,354,000 for 1998, $1,620,000 for 1999, $1,454,000 for 2000, $619,000 for 2001,
$617,000 for 2002 and in the aggregate, $360,000 thereafter.

13.  Federal Income Taxes

The details of federal income taxes ("FIT") are as follows:

(Dollars in Thousands)                          1997       1996       1995
--------------------------------------------------------------------------
Charged to Operating Expense:

Current                                     $ 31,672   $111,989   $ 73,562
Deferred - net                                16,677     (3,058)    19,152
Deferred investment tax credits                 (624)    (1,184)    (1,195)
--------------------------------------------------------------------------
Total FIT charged to operations             $ 47,725   $107,747   $ 91,519
==========================================================================

Charged to Miscellaneous Income:
Current                                     $ 16,709   $   (784)  $ (1,851)
Deferred - net                                (1,902)        --    (10,116)
--------------------------------------------------------------------------
Total FIT charged to miscellaneous income   $ 14,807   $   (784)  $(11,967)
==========================================================================
Credited to discontinued operations         $ (1,412)  $   (986)  $(14,320)
==========================================================================
Total FIT                                   $ 61,120   $105,977   $ 65,232
==========================================================================

The following is a reconciliation of the difference between the amount of FIT computed by multiplying pre-tax book income by the statutory tax rate, and the amount of FIT in the Consolidated Statements of Income:

(Dollars in Thousands)                             1997      1996      1995
---------------------------------------------------------------------------
FIT at the statutory rate                       $64,469   $95,024   $58,455
---------------------------------------------------------------------------
Increase (Decrease):
  Depreciation expense deducted in the
    financial statements in excess of tax
    depreciation, net of depreciation
    treated as a temporary difference             7,019     6,603     5,856
  AFUDC included in income in the financial
    statements but excluded from taxable income  (2,774)   (2,191)   (2,319)
  Accelerated benefit on early retirement
    of depreciable assets                          (805)   (1,105)     (840)
  Investment tax credit amortization               (624)   (1,184)   (1,195)
  Energy conservation expenditures - net         11,028     3,380       806
  Conservation Settlement                       (26,197)       --        --
  Other - net                                     9,004     5,450     4,469
---------------------------------------------------------------------------
Total FIT                                       $61,120  $105,977   $65,232
===========================================================================
Effective tax rate                                32.9%     39.0%     39.1%
===========================================================================

The following are the principal components of FIT as reported:

(Dollars in Thousands)                             1997      1996      1995
---------------------------------------------------------------------------
Current FIT                                     $48,381  $111,205   $71,711
===========================================================================
Deferred FIT - other:
  Conservation tax settlement                   $14,404   $  (759)  $    (7)
  Periodic rate adjustment mechanism (PRAM)     (14,272)  (26,014)    1,384
  Cabot valuation                                    --        --    (8,681)
  Deferred taxes related to insurance
    reserves                                     (2,768)     (938)     (938)
  Reversal of Statement No. 90 present
    value adjustments                               408       552       688
  Residential Purchase and Sale
    Agreement - net                              (6,047)   (2,178)   (4,010)
  Normalized tax benefits of the
    accelerated cost recovery system             22,575    23,407    25,029
  Energy conservation program                     5,101    (1,208)    1,412
  Environmental remediation                      (3,092)    1,148        --
  WNP 3 tax settlement                           21,360        --        --
  Merger costs                                   (7,322)       --        --
  Demand charges                                 (3,558)       --        --
  Other                                         (12,014)    2,932    (5,841)
----------------------------------------------------------------------------
Total deferred FIT - other                      $14,775   $(3,058)  $ 9,036
============================================================================
Deferred investment tax credits -
  net of amortization                           $  (624)  $(1,184)  $(1,195)
Credited to discontinued operations              (1,412)     (986)  (14,320)
----------------------------------------------------------------------------
Total FIT                                       $61,120  $105,977   $65,232
============================================================================

Deferred tax amounts shown above result from temporary differences for tax and financial statement purposes. Deferred tax provisions are not recorded in the income statement for certain temporary differences between tax and financial statement purposes because they are not allowed for ratemaking purposes.

The Company calculates its deferred tax assets and liabilities under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"). Statement No. 109 requires recording deferred tax balances, at the currently enacted tax rate, for all temporary differences between the book and tax bases of assets and liabilities, including temporary differences for which no deferred taxes had been previously provided because of use of flow-through tax accounting for rate-making purposes. Because of prior, and expected future ratemaking treatment for temporary differences for which flow-through tax accounting has been utilized, a regulatory asset for income taxes recoverable through future rates related to those differences has also been established. At December 31, 1997, the balance of this asset is $258.4 million.

The deferred tax liability at December 31, 1997 and 1996 is comprised of amounts related to the following types of temporary differences:

(Dollars in Thousands)                       1997         1996
--------------------------------------------------------------
Utility plant                            $558,170     $542,399
Investment in Cabot stock                  13,435       13,650
PRAM                                         (106)      14,167
Energy conservation charges                74,376       27,242
Contributions in aid of construction      (30,350)     (29,222)
Bonneville Exchange Power                  30,240       11,622
Net operating loss carry-forwards              --       (3,212)
Alternative minimum tax credits                --      (15,187)
Other                                     (16,747)      25,202
--------------------------------------------------------------
  Total                                  $629,018     $586,661
==============================================================

The totals of $629 million and $587 million for 1997 and 1996 consist of deferred tax liabilities of $712 million and $663 million net of deferred tax assets of $83 million and $76 million, respectively.

14.  Retirement Benefits

The Company has a defined benefit pension plan covering substantially all of its employees. Benefits are a function of both age and salary.

Prior to March 1, 1997, the Company had separate defined benefit plans covering electric and gas employees. Prior to 1997, the plan covering electric employees had a measurement date of December 31 and the plan covering gas employees had a measurement date of September 30.

(Dollars in Thousands)                           1997       1996       1995
---------------------------------------------------------------------------
Service cost (benefits earned
  during the period)                          $ 8,005    $ 8,908    $ 8,292
Interest cost on projected
  benefit obligation                           20,141     20,156     19,224
Actual return on plan assets                  (74,226)   (47,957)   (62,514)
Net amortization and deferral                  45,420     20,918     38,839
---------------------------------------------------------------------------
Net pension costs under
  FASB Statement No. 87                          (660)     2,025      3,841
---------------------------------------------------------------------------
Regulatory adjustment                           1,263      1,263      1,263
---------------------------------------------------------------------------
Net pension costs                             $   603    $ 3,288    $ 5,104
===========================================================================

Funded Status of Plan
At December 31 (Dollars in Thousands)            1997       1996
----------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested                                    $(266,876) $(228,210)
  Non-vested                                   (5,229)   ( 3,798)
----------------------------------------------------------------
  Accumulated benefit obligation             (272,105)  (232,008)
Effect of future compensation levels          (30,519)   (56,022)
----------------------------------------------------------------
    Total projected benefit obligation       (302,624)  (288,030)
Plan assets at market value                   415,270    354,634
----------------------------------------------------------------
Plan assets in excess of projected benefit
  obligation                                  112,646     66,604
Unrecognized net gain due to variance
  between assumptions and experience         (118,798)   (72,031)
Prior service cost                             17,184      9,237
Transition asset as of January 1, 1986,
  being amortized on a straight-line
  basis over 18 years                          (8,794)    (2,934)
Regulatory adjustment, cumulative               2,401      3,664
----------------------------------------------------------------
Prepaid pension cost recognized
  in long-term assets on balance sheet        $ 4,639  $   4,540
================================================================

                                                 1997       1996       1995
                                       -------------- ---------- ----------
Assumptions used in the calculations:
  Settlement discount rate                7.25 - 7.5%       7.5%       7.5%
  Long-term rate-of-return on assets               9%   8.5 - 9%   7.5 - 9%
  Compensation increase                            5%   5 - 5.5%     5 - 6%

In December 1995, in connection with the proposed merger with WECo, the Company offered to its employees a Voluntary Separation Plan. A total of 204 employees elected to participate in the Voluntary Separation Plan resulting in a curtailment gain for 1996 of $1.6 million under Statement of Financial Accounting Standards No. 88. In addition, curtailment losses under Statement No. 106 for 1997 of $4.7 million and 1996 of $1.4 million resulted from the 1995 Voluntary Separation Plan.

Plan assets consist primarily of U.S. Government securities, corporate debt and equity securities.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. These benefits are provided principally through an insurance company whose premiums are based on the benefits paid during the year. In 1997, 1996 and 1995, the expenses recognized for post-retirement benefits were $1.7 million, $3.8 million and $2.5 million, respectively.

The Company has supplemental retirement plans for officer and director level employees. Expenses for these plans for 1997, 1996 and 1995 were $2,351,000, $1,848,000, and $1,780,000, respectively. A curtailment loss on these plans of $5.1 million in 1997 is included in merger and related costs.


                                    -68-
15.  Employee Investment Plan & Employee Stock Purchase Plan

The Company has qualified employee investment plans under which employee salary deferrals and after-tax contributions are used to purchase several different investment fund options including an option to purchase Company common stock. The Company makes a monthly contribution equal to 100 percent on up to four percent of participant contributions and 50% on the next four percent of participant contributions which equates to a maximum contribution of 6% of eligible earnings. In addition, the Company contributes an amount equal to one percent of each participant's base pay at the end of the plan year.

The Company contributions to the Employee Investment Plan were $5,068,100, $4,102,000 and $4,158,000 for the years 1997, 1996 and 1995, respectively.
The shareholders have authorized the issuance of up to 2,000,000 shares of common stock under the plan, of which 959,142 were issued through December 31, 1997. The Employee Investment Plan eligibility requirements are set forth in the plan documents.

The Company also has an Employee Stock Purchase Plan which was approved by shareholders on May 19, 1997, and commenced July 1, 1997, under which options are granted to eligible employees who elect to participate in the plan on January 1st and July 1st of each year. Participants are allowed to exercise those options six months later to the extent of payroll deductions or cash payments accumulated during that six-month period. The option price under the Plan is 90% of either the fair market value of the common stock at the grant date or the fair market value at the exercise date, whichever is less. The Company contribution to the Plan for the July 1, 1997 - December 31, 1997, offering period was $97,615.

16.  Unconsolidated Oil and Gas Affiliate

In May 1994, the Company merged its oil and gas exploration and production subsidiary, Washington Energy Resources Company ("Resources"), with a wholly-owned subsidiary of Cabot Oil and Gas Corporation ("Cabot") in a tax-free exchange. At December 31, 1997, the Company owned 15.4% of Cabot's outstanding voting securities consisting of 2,133,000 shares of common stock and 1,134,000 shares of 6% convertible voting preferred stock, stated value $50. Prior to October 1, 1997, the Company's interest in Cabot's common stock was accounted for using the equity method because the Company, through its representation on Cabot's board of directors, had the ability to exercise significant influence over operating and financial policies of Cabot. Effective October 1, 1997, the Company discontinued equity method accounting for Cabot and records its interest as an investment in stock because the Company no longer has representation on Cabot's board of directors.

The investment in Cabot common stock has been classified as an available-for-sale security and is reported at its fair value, based on the closing price on the NYSE on December 31, 1997, of $41,460,000. The unrealized gain of $14,954,000 (net of deferred taxes of $8,052,000) is reported as a separate component of common equity.

No fair value is readily available for the Cabot preferred stock as it is not publicly traded; however, the fair value of the Company's shares of Cabot preferred was estimated to be approximately $52,531,000 at December 31, 1997.

                                    -69-
Equity in earnings (losses) from Cabot were $948,000; ($619,000) and ($9,185,000) for 1997, 1996, and 1995, respectively. In addition, the Company wrote down its investment in Cabot by $18,300,000 ($11,895,000 after tax) in 1995 to a value which approximated fair market value.

See Note 17 regarding certain gas transportation, storage and other contractual arrangements of Resources that were excluded from the Cabot merger and retained by a subsidiary of the Company.

17.  Commitments and Contingencies

Commitments:

Electric

For the twelve months ended December 31, 1997, approximately 28.6% of the Company's energy output was obtained at an average cost of approximately 9.4 mills per KWH through long-term contracts with several of the Washington public utility districts ("PUDs") owning hydroelectric projects on the Columbia River.

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

As of December 31, 1997, the Company was entitled to purchase portions of the power output of the PUDs' projects as set forth in the following tabulation:
                                                    Company's Annual Amount
                                     Bonds        Purchasable (Approximate)
                Contract License  Outstanding   ---------------------------
                    Exp.    Exp.  12/31/97(a)   % of     Kilowatt  Costs(b)
Project             Date    Date   (Millions)   Output   Capacity (Millions)
---------------------------------------------------------------------------
Rock Island
  Original units    2012    2029    $ 83.7       57.1 )
                                                       )  423,000    $ 43.9
  Additional units  2012    2029     331.1      100.0 )
Rocky Reach         2011    2006(c)  234.7       38.9     482,750      22.7
Wells               2018    2012(c)  178.2       31.5     264,600       9.3
Priest Rapids       2005    2005(c)  174.2        8.0      72,570       2.1
Wanapum             2009    2005(c)  206.7       10.8     112,100       3.3
---------------------------------------------------------------------------
Total                                                   1,355,020     $81.3
===========================================================================

     (a) The contracts for purchases initially were generally coextensive with the term of the PUD bonds associated with the project. Under the terms of some financings and refinancings, however, long-term bonds were sold to

                                    -70-
finance certain assets whose estimated useful lives extend beyond the expiration date of the power sales contracts. Of the total outstanding bonds sold for each project, the percentage of principal amount of bonds which mature beyond the contract expiration dates are: 43.4% at Rock Island; 45.6% at Rocky Reach; 79.1% at Priest Rapids; and 44.7% at Wanapum.

     (b) The components of 1998 costs associated with the interest portion of debt service are: Rock Island, $23.8 million for all units; Rocky Reach, $4.8 million; Wells, $2.9 million; Priest Rapids, $0.9 million; and Wanapum, $1.2 million.

     (c) The Company is unable to predict whether the licenses under the Federal Power Act will be renewed to the current licensees. However, the FERC has issued orders for Rocky Reach, Wells and Priest Rapids/Wanapum projects under Section 22 of the Federal Power Act, which affirm the Company's contractual rights to receive power under existing terms and conditions even if a new licensee is granted a license prior to expiration of the contract term.

-----------------------------

The Company's estimated payments for power purchases from the Columbia River projects are $81 million for 1998, $82 million for 1999, $84 million for 2000, $87 million for 2001, $90 million for 2002 and in the aggregate, $964 million thereafter through 2018.

The Company also has numerous long-term firm purchased power contracts with other utilities in the region. The Company is generally not obligated to make payments under these contracts unless power is delivered. The Company's estimated payments for firm power purchases from other utilities, excluding the Columbia River projects, are $147 million for 1998, $150 million for 1999, $155 million for 2000, $149 million for 2001, $141 million for 2002 and in the aggregate, $1.1 billion thereafter through 2037. These contracts have varying terms and may include escalation and termination provisions.

As required by the federal Public Utility Reform and Policy Act ("PURPA"), the Company has entered into long-term firm purchased power contracts with non-utility generators. The Company purchases the net electrical output of five significant projects at fixed and annually escalating prices which were intended to approximate the Company's avoided cost of new generation projected at the time these agreements were made. Principally, as a result of dramatic changes in natural gas price levels, the power purchase prices under these agreements are significantly above the current market price of power and, based upon projections of future market prices, are expected to remain well above market for the duration of the contracts. The Company's estimated payment under these five contracts are $247 million for 1998, $257 million for 1999, $265 million for 2000, $288 million for 2001, $297 million for 2002 and in the aggregate, $3.1 billion thereafter through 2014. When and if retail electric energy prices move to market levels as a result of electric industry restructuring, the above market portion of these contract costs will become stranded costs which the Company plans to seek to recover through transition charges.

Total purchased power contracts provided the Company with approximately 15.6 million, 17.1 million and 16.4 million MWH of firm energy at a cost of approximately $464.5 million, $485.6 million and $478.7 million for the years 1997, 1996 and 1995, respectively.
                                    -71-


The following table indicates the Company's percentage ownership and the extent of the Company's investment in jointly-owned generating plants in service at December 31, 1997:
                                                  Company's Share
                                          ------------------------------
                  Energy   Company's         Plant in       Accumulated
                  Source   Ownership      Service at cost   Depreciation
Project           (Fuel)   Share (%)        (Millions)       (Millions)
--------------    ------   ---------      --------------    ------------
Centralia          Coal        7              $ 26.8          $ 17.9
Colstrip 1 & 2     Coal       50               186.1           101.6
Colstrip 3 & 4     Coal       25               449.1           166.5
------------------------------------------------------------------------

Financing for a participant's ownership share in the projects is provided for by such participant. The Company's share of related operating and maintenance expenses is included in corresponding accounts in the Consolidated Statements of Income.

The Company and other joint owners of the Centralia Project are exploring alternative emission compliance options and project economics in light of compliance costs to meet the Phase II limits in the year 2000.

Certain purchase commitments have been made in connection with the Company's construction program.

Gas

Washington Energy Gas Marketing Company ("WEGM"), a wholly-owned subsidiary, holds firm rights to transport natural gas on the Nova Corporation of Alberta ("Nova"), Alberta Natural Gas Company ("ANG") and Pacific Gas Transmission Company ("PGT") pipelines from Alberta, Canada, to the northern border of California, as well as certain gas storage rights at the Alberta Energy Company ("AECO") field in Alberta and the Jackson Prairie field in western Washington. These rights were formerly held by a wholly-owned subsidiary of Resources but were excluded from the merger of Resources and Cabot completed in May 1994. Following the merger, WEGM entered into a five-year contract with IGI Resources ("IGI"), Boise, Idaho, to manage these rights.

The transportation rights on the PGT pipeline initially consisted of approximately 25,000 MMBtu per day of annual capacity and 20,000 MMBtu per day of winter-only capacity to Stanfield, Oregon, and approximately 20,000 MMBtu per day of annual capacity to the California border. WEGM held similar rights on Nova and ANG. Effective November 1, 1995, WEGM permanently assigned to IGI all of its Stanfield capacity and associated rights on Nova and ANG. In addition, WEGM segmented its capacity to California at Stanfield and permanently assigned 10,000 MMBtu per day of the Alberta to Stanfield rights to a third party effective November 1, 1995. WEGM's remaining PGT rights expire in October 2023, and the ANG and Nova rights expire in October 2008, with annual renewal options. As of December 31, 1997, WEGM has a reserve for future losses associated with these contractual obligations of $6,527,000. WEGM, as an expansion capacity holder, has been unable to fully recoup its demand charges, which have been approximately 70% higher than those paid by holders of vintage capacity. On September 11, 1996, the FERC approved a request from PGT for the cost of the expansion capacity to be "rolled in" with the cost of the vintage capacity

                                    -72-
 to establish a uniform rate for holders of both types of capacity. This change will be implemented in two stages over six years with the first stage effective November 1, 1996. WEGM's annual obligations for future demand charges through the primary term of WEGM's gas transportation and storage contracts are as follows: 1998, $2,782,000; 1999, $2,765,000; 2000,
$2,682,000; 2001, $2,682,000; 2002, $2,624,000 and thereafter, $38,822,000.
The IGI management contract provides for incentive payments to IGI based on actual mitigation of demand charges relative to targets established on an annual basis.

WEGM initially established the reserve for estimated future losses associated with the transportation and storage obligations with a $16,000,000 ($10,400,000 after tax) charge to earnings upon completion of the merger of Resources and Cabot in May 1994. In the fourth quarter of 1995, WEGM recorded a $5,000,000 ($3,250,000 after tax) charge to increase the reserve based on an assessment of the likelihood and timing of approval of rolled-in rates and actual mitigation results in 1995. During 1997, 1996 and 1995, pre-tax losses totaling $2,235,000, $2,652,000 and $5,841,000, respectively, were charged against the reserve.

The Company has also entered into various firm supply, transportation and storage service contracts in order to assure adequate availability of gas supply for its firm customers. Many of these contracts, which have remaining terms of from one to 26 years, provide that the Company must pay a fixed demand charge each month, regardless of actual usage. Certain of the Company's firm gas supply agreements also obligate the Company to purchase a minimum annual quantity at market-based contract prices. Generally, if the minimum volumes are not purchased and taken during the year, the Company is obligated to pay either: 1) a monthly or annual gas inventory charge calculated as a percentage of the then-current contract commodity price times the minimum quantity not taken; or 2) pay for gas not taken. Alternatively, under some of the contracts, the supplier may exercise a right to reduce its subsequent obligation to provide firm gas to the Company. The Company incurred demand charges in 1997 for firm gas supply, firm transportation service and firm storage and peaking service of $31,402,000, $59,331,000 and $9,004,000, respectively.

The following tables summarize the Company's obligations for future demand charges through the primary terms of its existing contracts and the minimum annual take requirements under the gas supply agreements. The quantified obligations are based on current contract prices and FERC authorized rates, which are subject to change. Amounts are for the twelve months ended September 30.

Demand Charge Obligations (in thousands):
                                                           2003 &
                                                           There-
                    1998    1999    2000    2001    2002    after      Total
                  ----------------------------------------------------------
Firm gas supply  $28,520 $26,962 $24,682 $24,658 $24,352 $ 19,564   $148,738
Firm transpor-
 tation service   52,258  52,258  52,207  52,155  52,155  207,233    468,266
Firm storage and
 peaking service   8,938   8,938   8,938  8,938   8,938    96,463    141,153
                  ----------------------------------------------------------

     Total       $89,716 $88,158 $85,827 $85,751 $85,445 $323,260   $758,157
                  ==========================================================
                                    -73-



Minimum Annual Take Obligations (in thousands of therms):
                                                           2003 &
                                                           There-
               1998     1999     2000     2001     2002     after      Total
             ---------------------------------------------------------------
Firm gas
 supply     590,888  400,302  373,194  359,994  288,094   225,222  2,237,694
            ================================================================

The Company believes that all demand charges will be recoverable in rates charged to its customers. Further, pursuant to implementation of FERC Order No. 636, the Company has the right to resell or release to others any of its unutilized gas supply or transportation and storage capacity.

The Company does not anticipate any difficulty in achieving the minimum annual take obligations shown, as such volumes represent less than 73% of expected annual sales for 1998 and less than 48% of expected sales in subsequent years.

The Company's current firm gas supply contracts obligate the suppliers to provide, in the aggregate, annual volumes up to those shown below:

Maximum Supply Available Under Current Firm Supply Contracts (in thousands of therms):
                                                          2003 &
                                                          There-
              1998     1999     2000     2001     2002     after       Total
           -------  -------   ------  -------  -------   --------  ---------

  Total    944,640  641,644  596,044  577,964  497,664   397,870   3,655,826
           =======  =======  =======  =======  =======   =======  ==========

Contingencies:

The Company is subject to environmental regulation by federal, state and local authorities. The Company has been named a Potentially Responsible Party by the Environmental Protection Agency ("EPA") at several contaminated disposal sites and manufactured gas plant sites. The Company has also instituted an ongoing program to test, replace and remediate certain underground storage tanks as required by federal and state laws.
Remediation and testing of Company vehicle service facilities and storage yards is also continuing.

During 1992, the Washington Commission issued orders regarding the treatment of costs incurred by the Company for certain sites under its environmental remediation program. The orders authorize the Company to accumulate and defer prudently incurred cleanup costs paid to third parties for recovery in rates established in future rate proceedings. The Company believes a significant portion of its past and future environmental remediation costs are recoverable from either insurance companies, third parties or under the Washington Commission's order.

The information presented here as it relates to estimates of future liability is as of December 31, 1997.



                                    -74-


Electric Sites

The Company has expended approximately $14.4 million related to the remediation activities covered by the Washington Commission's order, of which approximately $7.4 million has been recovered from insurance carriers. At December 31, 1997, approximately $1.8 million has been accrued as a liability for future remediation costs for these and other remediation activities.

Gas Sites

Five former WNG or predecessor companies manufactured gas plant ("MGP") sites are currently undergoing investigation, remedial actions or monitoring actions relating to environmental contamination: 1) Everett, Washington; 2) "Gas Works Park" in Seattle, Washington; 3) "Tacoma 22nd and A St." Site in Tacoma, Washington; 4) Chehalis, Washington; and 5) the "Tideflats" area of Tacoma, Washington. Costs incurred to date total approximately $48.0 million and currently estimated future remediation costs are approximately $7.7 million. To date, the Company has recovered approximately $55.7 million from insurance carriers.

Based on all known facts and analyses, the Company believes it is not likely that the identified environmental liabilities will result in a material adverse impact on the Company's financial position, operating results or cash flow trends.

Litigation

Other contingencies, arising out of the normal course of the Company's business, exist at December 31, 1997. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

18.  Discontinued Operations

On March 5, 1997, the Company conveyed its interests in undeveloped coal properties through its wholly-owned subsidiary Thermal Energy, Inc. to Wesco Resources, Inc. effective February 1, 1997. In return for this conveyance, Wesco Resources, Inc. agreed to assume future coal property obligations and liabilities and to pay the Company a 2% royalty on coal mined from the transferred coal properties now held by Wesco Resources, Inc. The Company has determined, based on a report by mining consultants, that the development of the transferred coal properties in the foreseeable future is speculative. As a result, the Company does not expect to receive any amounts under the 2% royalty agreement. Therefore, in March 1997, the Company's remaining $4.0 million investment in Thermal Energy, Inc. was written off to expense and appears in the consolidated financial statements as discontinued operations. Prior periods have been restated to include Thermal Energy, Inc. operations as discontinued operations. In 1995, WECo wrote down the carrying value of its coal properties by $34,700,000 ($22,555,000 after tax) with the adoption of Statement No. 121.

Operating results for coal and railroad activities resulted in after tax losses of $1.4 million and $26.6 million in 1996 and 1995, respectively.




                                    -75-
19.  Supplemental Quarterly Financial Data (Unaudited)

The following unaudited amounts, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods. Quarterly amounts vary during the year due to the seasonal nature of the utility business. Amounts for the individual companies have been combined based on the respective quarters of their fiscal years.

                                             (Unaudited)
                            Dollars in thousands except per share amounts)

1997 Quarter                     First      Second       Third      Fourth
--------------------------------------------------------------------------
                            (Dollars in thousands except per share amounts)
Operating revenues            $463,319    $352,618    $341,021    $519,944
Operating income              $ 56,828    $ 45,233    $ 35,421    $ 78,384
Other income                  $  4,884    $ 17,804    $  6,029    $   (651)
Income from continuing
  operations                  $ 32,608    $ 33,440    $ 11,998    $ 47,652
Net income                    $ 29,986    $ 33,440    $ 11,998    $ 47,652
Basic and diluted earnings
  per common share from
  continuing operations       $   0.32    $   0.33    $   0.11    $   0.52
--------------------------------------------------------------------------
1996 Quarter                     First      Second       Third      Fourth
--------------------------------------------------------------------------
Operating revenues            $459,291    $414,598    $349,983    $425,407
Operating income              $ 87,085    $ 70,241    $ 50,931    $ 76,217
Other income                  $  1,419    $    845    $    411    $ (1,082)
Income from continuing
  operations                  $ 58,576    $ 41,829    $ 22,286    $ 44,660
Net income                    $ 58,309    $ 41,410    $ 21,959    $ 43,841
Basic and diluted earnings
  per common share from
  continuing operations       $   0.63    $   0.43    $   0.20    $   0.46
--------------------------------------------------------------------------

20. Consolidated Statement of Cash Flows

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











                                    -76-


The following provides additional information concerning cash flow activities:

Year Ended December 31:                         1997       1996       1995
(Dollars in Thousands)
--------------------------------------------------------------------------
Changes in certain current
  assets and current liabilities:
    Accounts receivable                     $ (4,164)  $(22,242)  $  3,769
    Unbilled revenue                           4,591    (11,104)     6,382
    Materials and supplies                     3,316     16,737       (763)
    Prepayments and other                      5,339      1,491     (1,607)
    Purchased gas liability                  (34,966)    25,814     36,815
    Accounts payable                          (1,219)    15,997     (3,128)
    Accrued expenses and other               (31,291)     1,116     (6,509)
--------------------------------------------------------------------------
Net change in certain current assets
  and current liabilities                   $(58,394)   $27,809   $ 34,959
==========================================================================

Cash payments:
    Interest (net of capitalized interest)  $119,810   $113,634   $131,807
    Income taxes                            $104,161   $ 98,609   $ 77,608
--------------------------------------------------------------------------

21. Merger of Puget Power and WECo

Included in consolidated results of operations for the month of January 1997 and for the years ended December 31, 1996 and 1995, are the following results of the previously separate companies for those periods (Dollars in
Thousands:

                      Month Ended         Year Ended               Year Ended
                          January 31, 1997     December 31, 1996        December 31, 1995
                         ------------------   ---------------------   ---------------------
                          Puget       WECo         Puget      WECo         Puget       WECo
                      ---------  ---------    ----------  ---------   ----------  ---------

Revenues             $  123,051  $  60,486   $1,223,568    $425,711   $1,187,507   $443,611
Net Income               19,671      9,378    $ 135,371    $ 30,148   $  135,720   $(33,936)
Common Dividends
  Declared               29,244         --    $ 117,099    $ 24,149   $  117,099   $ 23,877

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

In connection with the merger, the Company recognized direct and indirect merger-related expenses of $55.8 million during the first quarter of 1997. The charge consisted primarily of severance costs of $15.5 million, benefit-related curtailment costs of $9.1 million, transaction costs of $13.7 million and systems and facilities integration costs of $7.2 million. The nonrecurring charge reduced net income by approximately $36.3 million or $0.43 per share. In addition, merger-related costs of $4.8 million were recognized in the fourth quarter of 1996 by PSPL.
                                    -77


Puget Sound Energy
Schedule II.  Valuation and Qualifying Accounts and Reserves
----------------------------------------------------------------------------
                                           (Dollars in Thousands)
----------------------------------------------------------------------------
     Column A                   Column B     Column C   Column D    Column E
----------------------------------------------------------------------------
                                           Additions
                              Balance at  Charged to                 Balance
                               Beginning   Costs and                  at End
                               of Period    Expenses  Deductions   of Period
 -------------------------    ----------  ----------  ----------  ----------

Year Ended December 31, 1997
----------------------------
Accounts deducted from assets
on balance sheet:
  Allowance for doubtful
    accounts receivable (A)      $1,700      $5,080      $5,809       $  971
============================================================================

Year Ended December 31, 1996
----------------------------
Accounts deducted from
assets on balance sheet:
  Allowance for doubtful
    accounts receivable          $1,865      $5,920      $6,085       $1,700
============================================================================

Year Ended December 31, 1995
----------------------------
Accounts deducted from assets
on balance sheet:
  Allowance for doubtful
    accounts receivable          $1,905      $6,327      $6,367       $1,865
============================================================================



















(A) Includes additions of $369 and deductions of $384 related to October through December 1996 for WECo.

                                    -78-
EXHIBIT INDEX

Certain of the following exhibits are filed herewith. Certain other of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

       2.1 Agreement and Plan of merger dated as of October 18, 1995, among the Registrant, Washington Energy Company and Washington Natural Gas Company. (Exhibit 2.1 to Registration No. 333-617)

      3-a   Restated Articles of Incorporation of the Company.  (Included as
Annex F to the Joint Proxy Statement/Prospectus filed February 1, 1996, Registration No. 333-617)

      3-b   Restated Bylaws of the Company.  (Exhibit 3 to Company's
Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 1-4393)

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

      4.2 Rights Agreement, dated as of January 15, 1991, between the Company and The Chase Manhattan Bank, N.A., as Rights Agent. (Exhibit 2.1 to Registration Statement on Form 8-A filed on January 17, 1991, Commission File No. 1-4393)

      4.3 Amendment No. 1 dated as of August 30, 1991, to the Rights Agreement dated as of January 15, 1991, between the Registrant and the Bank of New York (as successor to The Chase Manhatten Bank, N.A.), as Rights Agent. (Exhibit 2.1 to Registration Statement on Form 8 filed on August 30,
1991)

      4.4 Amendment No. 2 dated as of October 18, 1995, to the Rights Agreement dated as of January 15, 1991, between the Registrant and The Bank of New York (as successor to The Chase Manhatten Bank, N.A.), as Rights Agent. (Exhibit 1 to Registration Statement on Form 8-A/A filed on October 27, 1995)


                                    -79-
      4.5 Pledge Agreement dated August 1, 1991, between the Company and The First National Bank of Chicago, as Trustee. (Exhibit (4)-j to Registration No. 33-45916)

      4.6 Loan Agreement dated August 1, 1991, between the City of Forsyth, Rosebud County, Montana and the Company. (Exhibit (4)-k to Registration No. 33-45916)

      4.7 Statement of Relative Rights and Preferences for the Adjustable Rate Cumulative Preferred Stock, Series B ($25 Par Value). (Exhibit 1.1 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393)

      4.8 Statement of Relative rights and Preferences for the Preference Stock, Series R, $50 Par Value. (Exhibit 1.5 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393)

      4.9 Statement of Relative Rights and Preferences for the 7 3/4% Series Preferred Stock Cumulative, $100 Par Value. (Exhibit 1.6 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393)

      4.10 Pledge Agreement, dated as of March 1, 1992, by and between the Company and Chemical Bank relating to a series of first mortgage bonds. (Exhibit 4.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-4393)

      4.11 Pledge Agreement, dated as of April 1, 1993, by and between the Company and The First National Bank of Chicago, relating to a series of first mortgage bonds. (Exhibit 4.16 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-4393)

      4.12 Form of Statement of Relative Rights and Preferences for the Series II Cumulative Preferred Stock, $25 Par Value (included as Annex F to the Joint Proxy Statement/Prospectus filed February 1, 1996).

      4.13 Form of Statement of Relative Rights and Preferences for the Series III Cumulative Preferred Stock, $25 Par Value (included as Annex F to the Joint Proxy Statement/Prospectus filed February 1, 1996).

      4.14  Indenture of First Mortgage dated as of April 1, 1957
(incorporated herein by reference to Washington Natural Gas Company Exhibit 4-B, Registration No. 2-14307).

      4.15 Sixth Supplemental Indenture dated as of August 1, 1966 (incorporated herein by reference to Washington Natural Gas Company Exhibit to Form 8-K for month of August 1966, File No. 0-951).

      4.16 Twelfth Supplemental Indenture dated as of November 1, 1972 (incorporated herein by reference to Washington Natural Gas Company Exhibit to Form 8-K for November 1972, File No. 0-951).

      4.17 Seventeenth Supplemental Indenture dated as of August 9, 1978 (incorporated herein by reference to Washington Energy Company Exhibit 5-K.18, Registration No. 2-64428).

      4.18 Twenty-sixth Supplemental Indenture dated as of September 1, 1990 (incorporated herein by reference to Washington Natural Gas Company
Exhibit 4-B.19, Form 10-K for the year ended September 30, 1990, File No. 0-
951).                               -80-

      4.19 Twenty-seventh Supplemental Indenture dated as of September 1, 1990 (incorporated herein by reference to Washington Natural Gas Company
Exhibit 4-B.20, Form 10-K for the year ended September 30, 1988, File No. 0-
951).

      4.20 Twenty-eighth Supplemental Indenture dated as of July 31, 1991 (incorporated herein by reference to Washington Natural Gas Company exhibit 4-A, Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).

      4.21 Twenty-ninth Supplemental Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4-A of Washington Natural Gas Company's S-3 Registration Statement, Registration No. 33-49599).

      4.22 Thirtieth Supplemental Indenture dated as of August 15, 1995 (incorporated herein by reference to Exhibit 4-A of Washington Natural Gas Company's S-3 Registration Statement, Registration No. 33-61859).

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

      10.8 Assignment and Agreement, dated as of August 13, 1964, between Public Utility District No. 1 of Douglas County, Washington and the Company, relating to the Wells Development. (Exhibit 13-u to Registration No. 2-24252)

                                    -81-
      10.9 Pacific Northwest Coordination Agreement, executed as of September 15, 1964, among the United States of America, the Company and most of the other major electrical utilities in the Pacific Northwest. (Exhibit 13-gg to Registration No. 2-24252)

     10.10 Contract dated November 14, 1957, between Public Utility District No. 1 of Chelan County, Washington and the Company, relating to the Rocky Reach Project. (Exhibit 4-1-a to Registration No. 2-13979)

     10.11 Power Sales Contract, dated as of November 14, 1957, between Public Utility District No. 1 of Chelan County, Washington and the Company, relating to the Rocky Reach Project. (Exhibit 4-c-1 to
Registration No. 2-13979)

     10.12 Power Sales Contract, dated May 21, 1956, between Public Utility District No. 2 of Grant County, Washington and the Company, relating to the Priest Rapids Project. (Exhibit 4-d to Registration No. 2-13347)

     10.13 First Amendment to Power Sales Contract dated as of August 5, 1958, between the Company and Public Utility District No. 2 of Grant County, Washington, relating to the Priest Rapids Development. (Exhibit 13-h to Registration No. 2-15618)

     10.14 Power Sales Contract dated June 22, 1959, between Public Utility District No. 2 of Grant County, Washington and the Company, relating to the Wanapum Development. (Exhibit 13-j to Registration No. 2-15618)

     10.15 Reserve Share Power Sales Contract dated June 22, 1959, between Public Utility District No. 2 of Grant County, Washington and the Company, relating to the Priest Rapids Project. (Exhibit 13-k to Registration No. 2-15618)

     10.16 Agreement to Amend Power Sales Contracts dated July 30, 1963, between Public Utility District No. 2 of Grant County, Washington and the Company, relating to the Wanapum Development. (Exhibit 13-1 to Registration No. 2-21824)

     10.17 Power Sales Contract executed as of September 18, 1963, between Public Utility District No. 1 of Douglas County, Washington and the Company, relating to the Wells Development (Exhibit 13-r to Registration No. 2-21824)

     10.18 Reserved Share Power Sales Contract executed as of September 18, 1963, between Public Utility District No. 1 of Douglas County, Washington and the Company, relating to the Wells Development. (Exhibit 13-s to Registration No. 2-21824)

     10.19 Exchange Agreement dated April 12, 1963, between the United States of America, Department of the Interior, acting through the Bonneville Power Administrator and Washington Public Power Supply System and the Company, relating to the Hanford Project. (Exhibit 13-u to Registration 2-21824)

     10.20 Replacement Power Sales Contract dated April 12, 1963, between the United States of America, Department of the Interior, acting through the Bonneville Power Administrator and the Company, relating to the Hanford Project. (Exhibit 13-v to Registration No. 2-21824)
                                    -82-
     10.21 Contract covering undivided interest in ownership and operation of Centralia Thermal Plant, dated May 15, 1969. (Exhibit 5-b to Registration No. 2-3765)

     10.22 Construction and Ownership Agreement dated as of July 30, 1971, between The Montana Power Company and the Company. (Exhibit 5-b to Registration No. 2-45702)

     10.23 Operation and Maintenance Agreement dated as of July 30, 1971, between The Montana Power Company and the Company. (Exhibit 5-c to Registration No. 2-45702)

     10.24 Coal Supply Agreement, dated as of July 30, 1971, among The Montana Power Company, the Company and Western Energy Company. (Exhibit 5-d to Registration No. 2-45702)

     10.25 Power Purchase Agreement with Washington Public Power Supply System and the Bonneville Power Administration dated February 6, 1973. (Exhibit 5-e to Registration No. 2-49029)

     10.26 Ownership Agreement among the Company, Washington Public Power Supply System and others dated September 17, 1973. (Exhibit 5-a-29 to Registration No. 2-60200)

     10.27 Contract dated June 19, 1974, between the Company and P.U.D. No. 1 of Chelan County. (Exhibit D to Form 8-K dated July 5, 1974

     10.28 Restated Financing Agreement among the Company, lessee, Chrysler Financial Corporation, owner, Nevada National Bank and Bank of Montreal (California), trustee, dated December 12, 1974 pertaining to a combustion turbine generating unit trust. (Exhibit 5-a-35 to Registration No. 2-60200)

     10.29 Restated Lease Agreement between the Company, lessee, and the Bank of California, and National Association, lessor, dated December 12, 1974 for one combustion generating unit. (Exhibit 5-a-36 to Registration No. 2-60200)

     10.30 Financing Agreement Supplement and Amendment among the Company, lessee, Chrysler Financial Corporation, owner, The Bank of California, National Association, trustee, Pacific Mutual Life Insurance Company, Bankers Life Company, and The Franklin Life Insurance Company, lenders, dated as of March 26, 1975, pertaining to a combustion turbine generating unit trust. (Exhibit 5-a-37 to Registration No. 2-60200)

     10.31 Lease Agreement Supplement and Amendment between the Company, lessee, and The Bank of California, National Association, lessor, dated as of March 26, 1975 for one combustion turbine generating unit. (Exhibit 5-a-38 to Registration No. 2-60200)

     10.32 Exchange Agreement executed August 13, 1964, between the United States of America, Columbia Storage Power Exchange and the Company, relating to Canadian Entitlement. (Exhibit 13-ff to Registration No. 2-24252)

     10.33 Loan Agreement dated as of December 1, 1980 and related documents pertaining to Whitehorn turbine construction trust financing. (Exhibit 10.52 to Annual Report on Form 10-K for the fiscal year ended December 31, 1980, Commission File No. 1-4393)

                                    -83-
     10.34 Letter Agreement dated March 31, 1980, between the Company and Manufacturers Hanover Leasing Corporation. (Exhibit b-8 to Registration No. 2-68498)

     10.35 Coal Supply Agreement for Colstrip 3 and 4, dated as of July 2, 1980; Amendment No. 1 to Coal Supply Agreement, dated as of July 10, 1981; and Coal Transportation Agreement dated as of July 10, 1981. (Exhibit 20-a to Quarterly Report on Form 10-Q for the quarter ended September 30, 1981, Commission File No. 1-4393)

     10.36 Residential Purchase and Sale Agreement between the Company and the Bonneville Power Administration, effective as of October 1, 1981. (Exhibit 20-b to Quarterly Report on Form 10-Q for the quarter ended September 30, 1981, Commission File No. 1-4393)

     10.37 Letter of Agreement to Participate in Licensing of Creston Generating Station, dated September 30, 1981. (Exhibit 20-c to Quarterly Report on Form 10-Q for the quarter ended September 30, 1981, Commission File No. 1-4393)

     10.38 Power sales contract dated August 27, 1982 between the Company and Bonneville Power Administration. (Exhibit 10-a to Quarterly Report on Form 10-Q for the quarter ended September 30, 1982, Commission File No. 1-
4393)

     10.39 Agreement executed as of April 17, 1984, between the United States of America, Department of the Interior, acting through the Bonneville Power Administration, and other utilities relating to extension energy from the Hanford Atomic Power Plant No. 1. (Exhibit (10)-47 to Annual Report on Form 10-K for the fiscal year ended December 31, 1984, Commission File No. 1-4393)

     10.40 Agreement for the Assignment of Output from the Centralia Thermal Project, dated as of April 14, 1983, between the Company and Public Utility District No. 1 of Grays Harbor. (Exhibit (10)-48 to Annual Report on Form 10-K for the fiscal year ended December 31, 1984, Commission File No. 1-4393)

     10.41 Settlement Agreement and Covenant Not to Sue executed by the United States Department of Energy acting by and through the Bonneville Power Administration and the Company dated September 17, 1985. (Exhibit
(10)-49 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393)

     10.42 Agreement to Dismiss Claims and Covenant Not to Sue dated September 17, 1985 between Washington Public Power Supply System and the Company. (Exhibit (10)-50 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393)

     10.43 Irrevocable Offer of Washington Public Power Supply System Nuclear Project No. 3 Capability for Acquisition executed by the Company, dated September 17, 1985. (Exhibit A of Exhibit (10)-50 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393)

     10.44 Settlement Exchange Agreement ("Bonneville Exchange Power Contract") executed by the United States of America Department of Energy
                                    -84-
acting by and through the Bonneville Power Administration and the Company, dated September 17, 1985. (Exhibit B of Exhibit (10)-50 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393)

     10.45 Settlement Agreement and Covenant Not to Sue between the Company and Northern Wasco County People's Utility District, dated October 16, 1985. (Exhibit (10)-53 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393)

     10.46 Settlement Agreement and Covenant Not to Sue between the Company and Tillamook People's Utility District, dated October 16, 1985. (Exhibit (10)-54 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393)

     10.47 Settlement Agreement and Covenent Not to Sue between the Company and Clatskanie People's Utility District, dated September 30, 1985. (Exhibit (10)-55 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393)

     10.48 Stipulation and Settlement Agreement between the Company and Muckleshoot Tribe of the Muckleshoot Indian Reservation, dated October 31, 1986. (Exhibit (10)-55 to Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Commission File No. 1-4393)

     10.49 Transmission Agreement dated April 17, 1981, between the Bonneville Power Administration and the Company (Colstrip Project). (Exhibit
(10)-55 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.50 Transmission Agreement dated April 17, 1981, between the Bonneville Power Administration and Montana Intertie Users (Colstrip Project). (Exhibit (10)-56 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.51 Ownership and Operation Agreement dated as of May 6, 1981, between the Company and other Owners of the Colstrip Project (Colstrip 3 and 4). (Exhibit (10)-57 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.52 Colstrip Project Transmission Agreement dated as of May 6, 1981, between the Company and Owners of the Colstrip Project. (Exhibit (10)-58 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.53 Common Facilities Agreement dated as of May 6, 1981, between the Company and Owners of Colstrip 1 and 2, and 3 and 4. (Exhibit (10)-59 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.54 Agreement for the Purchase of Power dated as of October 29, 1984, between South Fork II, Inc. and the Company (Weeks Falls Hydroelectric Project). (Exhibit (10)-60 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.55 Agreement for the Purchase of Power dated as of October 29, 1984, between South Fork Resources, Inc. and the Company (Twin Falls Hydroelectric Project). (Exhibit (10)-61 to Annual Report on Form 10-K for the fiscal year
                                    -85-
ended December 31, 1987, Commission File No. 1-4393)

10.56 Agreement for Firm Purchase Power dated as of January 4, 1988, between the City of Spokane, Washington, and the Company (Spokane Waste Combustion Project). (Exhibit (10)-62 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.57 Agreement for Evaluating, Planning and Licensing dated as of February 21, 1985 and Agreement for Purchase of Power dated as of February 21, 1985 between Pacific Hydropower Associates and the Company (Koma Kulshan Hydroelectric Project). (Exhibit (10)-63 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.58 Power Sales Agreement dated as of August 1, 1986, between Pacific Power & Light Company and the Company. (Exhibit (10)-64 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-
4393)

     10.59 Agreement for Purchase and Sale of Firm Capacity and Energy dated as of August 1, 1986 between The Washington Water Power Company and the Company. (Exhibit (10)-65 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.60 Amendment dated as of June 1, 1968, to Power Sales Contract between Public Utility District No. 1 of Chelan County, Washington and the Company (Rocky Reach Project). (Exhibit (10)-66 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.61 Coal Supply Agreement dated as of October 30, 1970, between the Washington Irrigation & Development Company and the Company and other Owners of the Centralia Thermal Project (Centralia Generating Plant). (Exhibit (10)- 67 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.62 Interruptible Natural Gas Service Agreement dated as of May 14, 1980, between Cascade Natural Gas Corporation and the Company (Whitehorn Combustion Turbine). (Exhibit (10)-68 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.63 Interruptible Natural Gas Service Agreement dated as of January 31, 1983, between Cascade Natural Gas Corporation and the Company (Fredonia Generating Station). (Exhibit (10)-69 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.64 Interruptible Gas Service Agreement dated May 14, 1981, between Washington Natural Gas Company and the Company (Fredrickson Generating Station). (Exhibit (10)-70 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.65 Settlement Agreement dated April 24, 1987, between Public Utility District No. 1 of Chelan County, the National Marine Fisheries
Service, the State of Washington, the State of Oregon, the Confederated Tribes and Bands of the Yakima Indian Nation, Colville Indian Reservation, Umatilla Indian Reservation, the National Wildlife Federation and the Company (Rock Island Project). (Exhibit (10)-71 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)


                                    -86-
     10.66 Amendment No. 2 dated as of September 1, 1981, and Amendment No. 3 dated September 14, 1987, to Coal Supply Agreement between Western Energy Company and the Company and the other Owners of Colstrip 3 and 4. (Exhibit
(10)-72 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

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

     10.73 Agreement for Sale and Exchange of Firm Power dated as of November 23, 1988, between the Bonneville Power Administration and the Company. (Exhibit (10)-79 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393)

     10.74 Agreement for Firm Power Purchase, dated as of February 24, 1989, between Sumas Energy, Inc. and the Company. (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, Commission File No. 1-4393)

     10.75 Settlement Agreement, dated as of April 27, 1989, between Public Utility District No. 1 of Douglas County, Washington, Portland General Electric Company, PacifiCorp, The Washington Water Power Company and the Company. (Exhibit (10)-1 to Quarterly Report on Form 10-Q the for quarter ended September 30, 1989, Commission File No. 1-4393)

     10.76 Agreement for Firm Power Purchase (Thermal Project), dated as of June 29, 1989, between San Juan Energy Company and the Company. (Exhibit
(10)-2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393)
                                    -87-
     10.77 Agreement for Verification of Transfer, Assignment and Assumption, dated as of September 15, 1989, between San Juan Energy Company, March Point Cogeneration Company and the Company. (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393)

     10.78 Power Sales Agreement between The Montana Power Company and the Company, dated as of October 1, 1989. (Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-
4393)

     10.79 Conservation Power Sales Agreement dated as of December 11, 1989, between Public Utility District No. 1 of Snohomish County and the Company. (Exhibit (10)-87 to Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-4393)

     10.80 Memorandum of Understanding dated as of January 24, 1990, between the Bonneville Power Administrator and The Washington Public Power Supply System, Portland General Electric Company, Pacific Power & Light Company, The Montana Power Company, and the Company. (Exhibit (10)-88 to Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-
4393)

     10.81 Amendment No. 1 to Agreement for the Assignment of Power from the Centralia Thermal Project dated as of January 1, 1990, between Public Utility District No. 1 of Grays Harbor County, Washington, and the Company. (Exhibit
(10)-89 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

     10.82 Preliminary Materials and Equipment Acquisition Agreement dated as of February 9, 1990, between Northwest Pipeline Corporation and the Company. (Exhibit (10)-90 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

     10.83 Amendment No. 1 to the Colstrip Project Transmission Agreement dated as of February 14, 1990, among the Montana Power Company, The Washington Water Power Company, Portland General Electric Company, PacifiCorp and the Company. (Exhibit (10)-91 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

     10.84 Settlement Agreement dated as of February 27, 1990, among United States of America Department of Energy acting by and through the Bonneville Power Administrator, the Washington Public Power Supply System, and the Company. (Exhibit (10)-92 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

     10.85 Amendment No. 1 to the Fifteen-Year Power Sales Agreement dated as of April 18, 1990, between Pacificorp and the Company. (Exhibit (10)-93 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

     10.86 Settlement Agreement dated as of October 1, 1990, among Public Utility District No. 1 of Douglas County, Washington, the Company, Pacific Power and Light Company, The Washington Water Power Company, Portland General Electric Company, the Washington Department of Fisheries, the Washington Department of Wildlife, the Oregon Department of Fish and Wildlife, the National Marine Fisheries Service, the U.S. Fish and Wildlife Service, the

                                    -88-
Confederated Tribes and Bands of the Yakima Indian Nation, the Confederated Tribes of the Umatilla Reservation, and the Confederated Tribes of the Colville Reservation. (Exhibit (10)-95 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

     10.87 Agreement for Firm Power Purchase dated July 23, 1990, between Trans-Pacific Geothermal Corporation, a Nevada corporation, and the Company. (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, Commission File No. 1-4393)

     10.88 Agreement for Firm Power Purchase dated July 18, 1990, between Wheelabrator Pierce, Inc., a Delaware corporation, and the Company. (Exhibit
(10)-2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, Commission File No. 1-4393)

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

     10.92 Letter Agreement dated April 25, 1991, between Sumas Energy, Inc., and the Company, to amend the Agreement for Firm Power Purchase dated as of February 24, 1989. (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393)

     10.93 Amendment dated June 7, 1991, to Letter Agreement dated April 25, 1991, between Sumas Energy, Inc., and the Company. (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393)

     10.94 Amendatory Agreement No. 3, dated August 1, 1991, to the Pacific Northwest Coordination Agreement, executed September 15, 1964, among the United States of America, the Company and most of the other major electrical utilities in the Pacific Northwest. (Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393)

     10.95 Amendment dated July 11, 1991, to the Agreement for Firm Power Purchase dated September 26, 1990, between Encogen Northwest, L.P., a Delaware limited partnership and the Company. (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-4393)

     10.96 Agreement between the 40 parties to the Western Systems Power Pool (the Company being one party) dated July 27, 1991. (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-4393)
                                    -89-
     10.97 Memorandum of Understanding between the Company and the Bonneville Power Administration dated September 18, 1991. (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-4393)

     10.98 Amendment of Seasonal Exchange Agreement, dated December 4, 1991, between Pacific Gas and Electric Company and the Company. (Exhibit (10)-107 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393)

     10.99 Capacity and Energy Exchange Agreement, dated as of October 4, 1991, between Pacific Gas and Electric Company and the Company. (Exhibit
(10)-108 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393)

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

    10.103 Centralia Fuel Supply Agreement, dated as of January 1, 1991, between Pacificorp Electric Operations and the Company and other Owners of the Centralia Steam-Electric Power Plant. (Exhibit (10)-113 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393)

    10.104 Agreement for Firm Power Purchase dated August 10, 1992, between Pyrowaste Corporation, Puget Sound Pyroenergy Corporation and the Company. (Exhibit (10)-114 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

    10.105 Memorandum of Termination dated August 31, 1992, between Encogen Northwest, L.P. and the Company. (Exhibit (10)-115 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

    10.106 Agreement Regarding Security dated August 31, 1992, between Encogen Northwest, L.P. and the Company. (Exhibit (10)-116 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

    10.107 Consent and Agreement dated December 15, 1992, between the Company, Encogen Northwest, L.P. and The First National Bank of Chicago, as collateral agent. (Exhibit (10)-117 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)




                                    -90-
    10.108 Subordination Agreement dated December 17, 1992, between the Company, Encogen Northwest, L.P., Rolls-Royce & Partners Finance Limited and The First National Bank of Chicago. (Exhibit (10)-118 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-
4393)

    10.109 Letter Agreement dated December 18, 1992, between Encogen Northwest, L.P. and the Company regarding arrangements for the application of insurance proceeds. (Exhibit (10)-119 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

    10.110 Guaranty of Ensearch Corporation in favor of the Company dated December 15, 1992. (Exhibit (10)-120 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

    10.111 Letter Agreement dated October 12, 1992, between Tenaska Washington Partners, L.P. and the Company regarding clarification of issues under the Agreement for Firm Power Purchase. (Exhibit (10)-121 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

    10.112 Consent and Agreement dated October 12, 1992, between the Company, and The Chase Manhattan Bank, N.A., as agent. (Exhibit (10)-122 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

    10.113 Settlement Agreement dated December 29, 1992, between the Company and the Bonneville Power Administration (BPA) providing for power purchase by BPA. (Exhibit (10)-123 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

    10.114 Contract with W. S. Weaver, Executive Vice President & Chief Financial Officer, dated April 24, 1991. (Exhibit 10.114 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-
4393)

    10.115 General Transmission Agreement dated as of December 1, 1994, between the Bonneville Power Administration and the Company (BPA Contract No. DE-MS79-94BP93947) (Exhibit 10.115 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-4393)

    10.116 PNW AC Intertie Capacity Ownership Agreement dated as of October 11, 1994 between the Bonneville Power Administration and the Company (BPA Contract No. DE-MS79-94BP94521) (Exhibit 10.116 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-4393)

    10.117 Power Exchange Agreement dated as of September 27, 1995, between British Columbia Power Exchange Corporation and the Company. (Exhibit 10.117 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-4393)

    10.118 Contract with W. S. Weaver, Executive Vice President and Chief Financial Officer, dated October 18, 1996. (Exhibit 10.118 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-4393)



                                    -91-
    10.119 Contract with S. M. Vortman, Senior Vice President Corporate and Regulatory Relations, dated October 18, 1996. (Exhibit 10.119 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-4393)

    10.120 Contract with G. B. Swofford, Senior Vice President Customer Operations, dated October 18, 1996. (Exhibit 10.120 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-4393)

    10.121 Service Agreement dated September 1, 1987 between Northwest Pipeline Corporation and Washington Natural Gas Company for SGS-1 firm storage service at Jackson Prairie (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-A Form 10-K for the year ended September 30, 1994, File No. 11271).

    10.122 Service Agreement dated April 14, 1993 between Questar Pipeline Corporation and Washington Natural Gas Company for FSS-1 firm storage service at Clay Basin (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-B Form 10-K for the year ended September 30, 1994, File No. 11271).

    10.123 Service Agreement dated November 1, 1989, with Northwest Pipeline Corporation covering liquefaction storage gas service filed under cover of Form SE dated December 27, 1989.

    10.124 Firm Transportation Service Agreement dated October 1, 1990 between Northwest Pipeline Corporation and Washington Natural Gas Company (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-D Form 10-K for the year ended September 30, 1994, File No. 11271).

    10.125 Gas Transportation Service Contract dated June 29, 1990 between Washington Natural Gas Company and Northwest Pipeline Corporation
(incorporated herein by reference to Washington Natural Gas Company exhibit 4-A Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).

    10.126 Gas Transportation Service Contract dated July 31, 1991 between Washington Natural Gas Company and Northwest Pipeline Corporation
(incorporated herein by reference to Washington Natural Gas Company exhibit 4-A Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).

    10.127 Amendment to Gas Transportation Service Contract dated July 31, 1991 between Washington Natural Gas Company and Northwest Pipeline Corporation.

    10.128 Gas Transportation Service Contract dated July 15, 1994 between Washington Natural Gas Company and Northwest Pipeline Corporation

    10.129 Amendment to Gas Transportation Service Contract dated August 15, 1994 between Washington Natural Gas Company and Northwest Pipeline Corporation.

    10.130 Washington Natural Gas Company Deferred Compensation Plan effective September 1, 1995.

    10.131 Form of Washington Natural Gas Company - Executive Retirement Compensation Agreement reflecting all amendments through August 16, 1995.


                                    -92-
    10.132 Second Washington Energy Company Performance Share Plan (amended and restated effective October 1, 1991) (incorporated herein by reference to Washington Energy Company Exhibit 10-L.1, Form 10-K for the year ended September 30, 1991, File No. 0-8745).

    10.133 Washington Energy Company Interim Performance Share Plan effective December 7, 1994.

    10.134 Washington Energy Company Stock Option Plan (incorporated herein by reference to Exhibit 10-C Washington Energy Company Form 10-Q for the quarter ended March 31, 1984, File No. 0-8745).


    10.135 Amendment to Washington Energy Company Stock Option Plan (incorporated herein by reference to Washington Energy Company Exhibit 10-S, Form 10-K for the year ended September 30, 1986, File No. 0-8745).

    10.136 Amendment to Washington Energy Company Stock Option Plan dated as of February 26, 1988 (incorporated herein by reference to Washington Energy Company Form S-8, Registration No. 33-24221).

    10.137 Washington Energy Company Stock Option Plan effective December 15, 1993 (incorporated herein by reference to Washington Energy Company
Exhibit 99, Registration No. 33-55381).

    10.138  Washington Energy Company Directors Stock Bonus Plan
(incorporated herein by reference to Washington Energy Company Exhibit 10-O Form 10-K for the year ended September 30, 1990, File No. 0-8745).

    10.139 Employment Agreement between Washington Energy Company, Washington Natural Gas Company and William P. Vititoe dated January 15, 1994 (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-M.1, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

    10.140 Form of Conditional Executive Employment Contract, filed under cover of Form SE dated December 27, 1988, (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-M.2, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

    10.141 Amended and restated Washington Energy Company and subsidiaries Annual Incentive Plan for Vice Presidents and above, dated October 1994.

    10.142 Interest Rate Swap Agreement dated September 27, 1989 between Thermal Resources, Inc., and the First National Bank of Chicago, filed under cover of Form SE dated December 27, 1989, (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-N, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

    10.143 Firm Transportation Service Agreement dated March 1, 1992 between Northwest Pipeline Corporation and Washington Natural Gas Company, (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-O, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

    10.144 Firm Transportation Service Agreement dated January 12, 1994 be-tween Northwest Pipeline Corporation and Washington Natural Gas Company for firm transportation service from Jackson Prairie, (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-P, Form 10-K for the year ended September 30, 1994, File No. 1-11271).
                                    -93-
    10.145 Firm Transportation Service Agreement dated January 12, 1994 be-tween Northwest Pipeline Corporation and Washington Natural Gas Company for firm transportation service from Jackson Prairie, (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-Q, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

    10.146 Firm Transportation Service Agreement dated January 12, 1994 be-tween Northwest Pipeline Corporation and Washington Natural Gas Company for firm transportation service from Plymouth, LNG, (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-R, Form 10-K for the year ended September 30, 1994, File No. 1-11271).


    10.147 Service Agreement dated July 9, 1991 with Northwest Pipeline Corporation for SGS-2F Storage Service filed under cover of Form SE dated December 23, 1991 (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-S, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

    10.148 Firm Transportation Agreement dated October 27, 1993 between Pa-cific Gas Transmission Company and Washington Natural Gas Company for firm transportation service from Kingsgate, (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-T, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

    10.149 Firm Storage Service Agreement and Amendment dated April 30, 1991 between Questar Pipeline Company and Washington Natural Gas Company for firm storage service at Clay Basin filed under cover of Form SE dated December 23, 1991.

   *10.150 Employment agreement with R. R. Sonstelie, Chairman of the Board, dated January 13, 1998.

   *10-151 Change in control agreement with J. P. Torgerson, dated August 17, 1995.

   *10-152  Change in control agreement with T. J. Hogan, dated August 17,
1995.

     *12-a Statement setting forth computation of ratios of earnings to fixed charges (1993 through 1997).

     *12-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1993 through 1997).

     *21    Subsidiaries of the Registrant.

     *23.1  Consent of independent accountants.

     *23.2  Consent of independent accountants.

     *27    Financial Data Schedules.

_________________________________
*Filed herewith.