Form 10-Q
period 1998-03-31
PUGET SOUND ENERGY INC
filed 1998-05-15
CIK 81100

SECURITIES AND EXCHANGE COMMISSSION
                       Washington, D. C. 20549


                               FORM 10-Q


      /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998

           OR

      / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


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

                            (425) 454-6363
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes /X/                      No / /


The number of shares of registrant's common stock outstanding at March 31, 1998 was 84,560,616.

                               PUGET SOUND ENERGY, INC
                         CONSOLIDATED STATEMENTS OF INCOME
                  (Thousands except shares and per share amounts)
                                    (Unaudited)
Three Months Ended March 31                                     1998                 1997
-------------------------------------------            -------------        -------------
OPERATING REVENUES:
    Electric                                            $    368,596        $    299,569
    Gas                                                      147,822             156,488
    Other                                                      5,651               7,262
                                                       -------------        -------------
         Total operating revenue                             522,069             463,319

OPERATING EXPENSES:
Energy costs:
    Purchased electricity                                    169,257             152,928
    Purchased gas                                             67,928              71,961
    Electric generation fuel                                  11,241               9,072
    Residential Exchange                                     (15,507)            (22,607)
Utility operations and maintenance                            60,217              63,822
Other operations and maintenance                               1,562               5,977
Depreciation and amortization                                 40,736              38,307
One-time merger costs                                             --              55,789
Taxes other than federal income taxes                         45,916              46,147
Federal income taxes                                          41,462             (14,905)
                                                       -------------        -------------
         Total operating expenses                            422,812             406,491
                                                       -------------        -------------

OPERATING INCOME                                              99,257              56,828
OTHER INCOME                                                   1,160               4,884
                                                       -------------        -------------

INCOME BEFORE INTEREST CHARGES                               100,417              61,712
INTEREST CHARGES                                              34,414              29,104
                                                       -------------        -------------

INCOME FROM CONTINUING OEPRATIONS                             66,003              32,608
DISCONTINUED OPERATIONS                                           --              (2,622)
                                                        -------------       -------------

NET INCOME                                                    66,003              29,986
Less:  Preferred stock dividends accrual                       3,309               5,549
                                                       -------------        -------------

INCOME FOR COMMON STOCK                                      $62,694        $     24,437
                                                       =============        =============

BASIC COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE            84,561              84,454
                                                       =============        =============
BASIC & DILUTED EARNINGS PER COMMON SHARE:
    From continuing operations                            $     0.74        $       0.32
    From discontinued operations                                  --               (0.03)
                                                       -------------        -------------

BASIC & DILUTED EARNINGS PER COMMON SHARE:                $     0.74        $      (0.29)
                                                       ==============       =============

The accompanying notes are an integral part of the financial statements.

                               PUGET SOUND ENERGY, INC.
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Dollars in Thousands)
                                    (Unaudited)


Three Months Ended March 31                                     1998        1997
----------------------------------------               -------------        -------------

Net Income                                                $   66,003           $   29,986
Other comprehensive income, net of tax:
  Unrealized holding gains on securities
     arising during period                                     4,419                   --
                                                       -------------        -------------

Comprehensive Income                                      $   70,422           $   29,986
                                                       =============        =============



































The accompanying notes are an integral part of the financial statements.


                               PUGET SOUND ENERGY, INC.
                             CONSOLIDATED BALANCE SHEETS
                                (Dollars in Thousands)
                                      (Unaudited)

                                        ASSETS
                                                            March 31          December 31
                                                                1998                 1997
----------------------------------------------         -------------        -------------
UTILITY PLANT:
  Electric                                                $3,667,950           $3,632,652
  Gas                                                      1,251,734            1,231,109
Less:  Accumulated depreciation and amortization          (1,646,018)          (1,613,300)
                                                        ------------        -------------
      Net utility plant                                    3,273,666            3,250,461
                                                        ------------        -------------


OTHER PROPERTY AND INVESTMENTS                               283,726              279,644
                                                        ------------        -------------

CURRENT ASSETS:
  Cash                                                        16,932                7,759
  Accounts receivable                                        263,690              280,787
  Materials and supplies, at average cost                     44,053               54,423
  Prepayments and other                                        4,807                5,420
                                                        ------------        -------------
      Total current assets                                   329,482              348,389
                                                        ------------        -------------


LONG-TERM ASSETS:
  Regulatory asset for deferred income taxes                 257,058              258,430
  Unamortized energy conservation charges                      6,267                6,867
  Tenaska Regulatory Asset                                   216,700              215,000
  Other                                                      128,626              134,579
                                                        ------------        -------------
      Total long-term assets                                 608,651              614,876
                                                        ------------        -------------
TOTAL ASSETS                                              $4,495,525           $4,493,370
                                                        ============        =============

The accompanying notes are an integral part of the financial statements.

                               PUGET SOUND ENERGY, INC.
                             CONSOLIDATED BALANCE SHEETS
                                (Dollars in Thousands)
                                      (Unaudited)

                            CAPITALIZATION AND LIABILITIES
                                                            March 31          December 31
                                                                1998                 1997
----------------------------------------------         -------------        -------------
CAPITALIZATION:
  Common shareholders' investment:
    Common stock, $10 stated value,
    150,000,000 shares authorized,
    84,560,616 and 84,560,645 shares outstanding          $  845,606           $  845,606
  Additional paid-in capital                                 450,845              450,845
  Earnings reinvested in the business                         70,380               46,672
  Accumulated other comprehensive income                      19,373               14,954
                                                        ------------        -------------
                                                           1,386,204            1,358,077

 Preferred stock not subject to
    mandatory redemption                                      95,488               95,488
  Preferred stock subject to
    mandatory redemption                                      76,912               78,134
  Corporation obligated, mandatorily redeemable
    preferred securities of subsidiary
    trust holding solely junior subordinated
    debentures of the corporation                            100,000              100,000
  Long-term debt                                           1,401,718            1,411,707
                                                        ------------        -------------
      Total capitalization                                 3,060,322            3,043,406
                                                        ------------        -------------
CURRENT LIABILITIES:
  Accounts Payable                                            92,528              116,548
  Short-term debt                                            341,432              372,538
  Current maturities of long-term debt                        46,000               51,000
  Purchased gas liability                                     12,345                  876
  Accrued expenses:
     Taxes                                                   114,491               73,636
     Salaries and wages                                       18,560               15,326
     Interest                                                 31,422               27,704
     Other                                                    26,213               33,198
                                                        ------------        -------------
      Total current liabilities                              682,991              690,826
                                                        ------------        -------------
DEFERRED INCOME TAXES                                        629,872              629,018
                                                        ------------        -------------
OTHER DEFERRED CREDITS                                       122,340              130,120
                                                        ------------        -------------
TOTAL CAPITALIZATION AND LIABILITIES                      $4,495,525           $4,493,370
                                                       =============        =============

The accompanying notes are an integral part of the financial statements.

                               PUGET SOUND ENERGY, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in Thousands)
                                    (Unaudited)

Three Months Ended March 31                                     1998                 1997
                                                       -------------        -------------
OPERATING ACTIVITIES:
----------------------------------
Income from continuing operations                           $ 66,003             $ 32,608
Adjustments to reconcile income from
  continuing operations to net cash
  provided by operating activities:
    Depreciation and amortization                             40,736               38,423
    Deferred income taxes and tax credits - net                2,226              (12,844)
    PRAM accrued revenues                                         --               57,470
    Pre-tax loss on write-down of coal properties                 --                4,044
    Other                                                     (2,119)              13,016
    Change in certain current assets
      and liabilities (Note 5)                                56,352               (6,303)
-----------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities           163,198              126,414
-----------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
----------------------------------
Construction expenditures - excluding equity AFUDC           (67,864)             (63,781)
Additions to energy conservation program                        (888)                (423)
Other                                                          4,585               14,193
-----------------------------------------------------------------------------------------
         Net Cash Used by Investing Activities               (64,167)             (50,011)
-----------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
----------------------------------
Decrease in short-term debt                                  (31,106)             (36,677)
Dividends paid                                               (42,225)             (39,463)
Issuance of common and preferred securities                       --                   81
Redemption of bonds and notes                                (15,001)                  --
Redemption of preferred stock                                 (1,293)              (1,200)
Issue costs of bonds and stock                                  (233)                 (18)
-----------------------------------------------------------------------------------------
         Net Cash Used by Financing Activities               (89,858)             (77,277)
-----------------------------------------------------------------------------------------
Increase (Decrease) in cash from continuing operations         9,173                 (874)
Decrease in cash from discontinued operations:
  Investing activities                                            --               (2,622)
-----------------------------------------------------------------------------------------
Net Increase (Decrease) in cash                                9,173               (3,496)
Cash at Beginning of year                                      7,759                4,335
Adjustment to conform fiscal year of WECo                         --                   39
-----------------------------------------------------------------------------------------
Cash at End of Period                                        $16,932              $   878
=========================================================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

1)   SUMMARY OF CONSOLIDATION POLICY

The consolidated financial statements include the accounts of Puget Sound Energy, Inc. ("the Company") and its wholly-owned subsidiaries, after elimination of all significant intercompany items and transactions.

The consolidated financial statements contained in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected and were of a normal recurring nature other than as described in footnotes 2 & 5. These condensed financial statements should be read in conjunction with the Company's annual report on Form 10-K.

On February 10, 1997, the Company consummated its merger with Washington Energy Company ("WECo"). The merger has been accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been retroactively restated to include the results of operations, financial position and cash flows of WECo for all periods prior to consummation of the merger.

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

Included in consolidated results of operations for the month of January 1997 (the merger was effective February 10, 1997) are the following results of the previously separate companies for that period:

                                   MONTH ENDED JANUARY 31, 1997
                                       (Dollars in Thousands)
                              -------------------------------------------
                               Company            WECo       Consolidated
                              -------------------------------------------

Revenues                      $123,051         $60,486           $183,537
Net Income                     $19,671          $9,378            $29,049
Common Dividends Declared      $29,244              --            $29,244

2)   MERGER WITH WASHINGTON ENERGY COMPANY

Effective February 10, 1997, WECo and its wholly-owned subsidiary, Washington Natural Gas Company, ("WNG") were merged into PSPL which then changed its name to Puget Sound Energy, Inc.

Pursuant to the Agreement and Plan of Merger ("Merger Agreement") between the two companies, each share of WECo common stock was exchanged for 0.86 share of the Company's common stock (approximately 20,921,000 shares of Company stock were issued). On February 10, 1997, the Company increased the number of authorized shares to 150,000,000. Based on the capitalization of the

Company and WECo on February 10, 1997, holders of the Company's and WECo's common stock held approximately 75% and 25% respectively, of the aggregate number of outstanding shares of the merged company's common stock. In accordance with the Merger Agreement, the preferred stock of WNG was converted into preferred shares of the merged company. The merger has been structured as a tax-free exchange of shares, and has been accounted for as a pooling of interests for financial statement purposes.

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

In connection with the merger, the Company recognized direct and indirect pre-tax merger-related expenses of $55.8 million during the first quarter of 1997. The charge consisted primarily of severance costs of $15.5 million, benefit-related curtailment costs of $9.1 million, transaction costs of $13.7 million and systems and facilities integration costs of $7.2 million. The nonrecurring charge reduced net income by approximately $36.3 million ($0.43 per share) in the three months ended March 31, 1997. In addition, pre-tax merger-related costs of $4.8 million were recognized in the fourth quarter of 1996 by PSPL.

3)   EARNINGS PER COMMON SHARE

Basic earnings per common share have been computed based on weighted average common shares outstanding of 84,561,000 and 84,454,000 for the three months ended March 31, 1998 and 1997, respectively. Diluted earnings per common share have been computed based on weighted average common shares outstanding of 84,661,000 and 84,504,000 for the three months ended March 31, 1998 and 1997, respectively, which include the dilutive effect of securities related to employee compensation plans.

4)   DISCONTINUED OPERATIONS

On March 5, 1997, the Company conveyed its interests in undeveloped coal properties through its wholly-owned subsidiary Thermal Energy, Inc. to Wesco Resources, Inc. effective February 1, 1997. In return for this conveyance, Wesco Resources, Inc. agreed to assume future coal property obligations and liabilities and to pay the Company a 2% royalty on coal mined from the transferred coal properties now held by Wesco Resources, Inc. In the September 1996 consolidated financial statements of WECo these activities were reflected as discontinued operations. The Company has determined, based on a report by mining consultants, that the development of the transferred coal properties in the foreseeable future is speculative. As a result, the Company does not expect to receive any amounts under the 2% royalty agreement. Therefore, in March 1997, the Company's remaining $4.0 million investment in Thermal Energy, Inc. was written off to expense and appears in the consolidated financial statement as discontinued operations. Prior periods have been restated to include Thermal Energy, Inc. operations as discontinued operations.

5)   CONSOLIDATED STATEMENTS OF CASH FLOWS

The following provides additional information concerning cash flow activities:

Three Months Ended March 31                                 1998        1997
----------------------------------------------------------------------------
Changes in current asset and current liabilities:
   Accounts receivable                                  $ 17,097    $(27,979)
   Materials and supplies                                 10,370       7,511
   Prepayments and Other                                     613       5,773
   Purchased gas liability                                11,470     (12,476)
   Accounts payable                                      (24,020)    (35,455)
   Accrued expenses and Other                             40,822      56,323
----------------------------------------------------------------------------
Net change in current assets and current liabilities    $ 56,352   $  (6,303)
============================================================================
Cash payments:
   Interest (net of capitalized interest)               $ 31,158   $  27,424
   Income taxes                                         $  5,003   $ (48,073)
----------------------------------------------------------------------------

6)   OTHER

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

Effective January 1, 1998, the Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1998, was $66 million on operating revenues of $522.1 million, compared with net income of $30 million on operating revenues of $463.3 million for the same period in 1997. Income for common stock was $62.7 million for the first quarter of 1998 compared to $24.4 million for the first quarter of 1997. Basic and diluted earnings per share were $0.74 for the first quarter of 1998 compared to $0.29 for the first quarter of 1997 based on 84.6 and 84.5 million weighted average common shares outstanding in each quarter, respectively.

The increase in net income and earnings per share in the first quarter of 1998 compared to the first quarter of 1997 reflects the absence of both an after-tax charge of $36.3 million (43 cents per share) for costs related to the merger and an after-tax charge of $2.6 million (3 cents per share), to write off the Company's remaining investment in undeveloped coal reserves and related activities in southeastern Montana which were incurred during the first quarter of 1997.

Total kilowatt-hour sales were 7.6 billion, including 1.9 billion in sales to other utilities, for the first quarter of 1998, compared to 6.8 billion, including 1.1 billion in sales to other utilities, for the first quarter of 1997.

Total gas volumes were 352 million therms, including 75.7 million therms in transportation volumes for the three months ended March 31, 1998, compared to
370.2 million therms, including 76.2 million therms of transportation, for the same period in 1997.

The Company's operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers do occur from season to season and from month to month within a season, primarily as a result of weather conditions. The Company normally experiences its highest energy sales in the first and fourth quarters of the year. Electric sales to other utilities also vary by quarter and year depending principally upon water conditions for the generation of hydroelectric power, customer usage and the energy requirement of other utilities.

Temperatures based on heating degree days measured at Seattle-Tacoma airport during the three months ended March 31, 1998, were 9% warmer than normal and 10% warmer than the same period in 1997.

                         Comparative Periods Ending
                      March 31, 1998 vs. March 31, 1997
                            Increase (Decrease)


                                                        Three Month Period
_____________________________________________________________________________
                                                           (In Millions)
Operating revenue changes
   General rate increase                                        $  7.3
   PRAM revenues                                                  44.8
   BPA Residential Purchase & Sale Agreement                       1.1
   Sales to other utilities                                       15.7
   Electric load and other changes                                (1.4)
   Gas revenue change                                             (8.7)
                                                                ------
        Total operating revenue change                            58.8
                                                                ------
Operating expense changes
   Energy costs:
        Purchased electricity                                     16.3
        Purchased gas                                             (4.0)
        Electric generation fuel                                   2.1
        Residential exchange credit                                7.1
   Utility operations and maintenance                             (3.6)
   Other operations and maintenance                               (4.4)
   Depreciation and amortization                                   2.4
   Merger costs                                                  (55.8)
   Taxes other than federal income taxes                          (0.2)
   Federal income taxes                                           56.4
                                                                ------

        Total operating expense change                            16.3
                                                                ------

Other income                                                      (3.8)

Interest charges                                                   5.3
                                                                ------

        Income from continuing operations                         33.4

Discontinued operations                                            2.6
                                                                ------

        Net income change                                       $ 36.0
                                                                ======


The following is additional information pertaining to the changes outlined in the above table.

Operating Revenues - Electric

Revenues since February 8, 1997 increased as a result of an overall average 1.8% general rate increase authorized by the Washington Commission in the merger order.

Operating revenues for the three months ended March 31, 1997 included a $48.6 million reduction associated with 1991-1994 Conservation IRS tax refund and related interest income which was received in the first quarter of 1997. Based on the Company's agreement with the Washington Commission, the benefit of the tax refund was passed on to retail customers as a reduction of the PRAM accrued revenue balance. The $48.6 million reduction in 1997 operating revenues was offset by a decrease in federal, state and local taxes as well as a decrease in interest expense and recognition of interest income.

Revenues in 1998 and 1997 were reduced because of the credit that the Company received through the Residential Purchase and Sale Agreement with the Bonneville Power Administration ("BPA"). The agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. On January 29, 1997, the Company and BPA signed a Residential Exchange Termination Agreement. The Agreement ends the Company's participation in the Residential Purchase and Sale agreement with BPA. As part of the Termination Agreement, the Company will receive payments by the BPA of approximately $235 million over five years. Under the rate plan approved by the Washington Commission in its merger order, the Company will continue to reflect, in customers' bills, the current level of Residential Exchange benefits. Over the five year period, it is projected that the Company will credit customers approximately $250 million more than it will receive from BPA.

Electric revenues for the quarter were $368.6 million, up $69.0 million or 5.9% over the same period in 1997, after adjusting 1997 revenues to eliminate the effects of the aforementioned one-time reduction of $48.6 million associated with the IRS tax refund and related interest. Electric sales to other utilities increased $15.7 million or 95 percent over the same period in 1997 as the Company has increased its wholesale surplus power business through short and intermediate term purchase, sale, arbitrage and other trading and marketing techniques. However, warmer than normal weather in the three-month period ended March 31, 1998 reduced electric heating loads which was partially offset by increased sales to industrial customers.

Operating Revenues - Gas

Gas operating revenues for the quarter ended March 31, 1998 decreased by $8.7 million from the prior year quarter. Total gas volumes decreased 4.9% from
370.2 million therms to 351.9 million therms. Gas margin also declined by $4.6 million, or 5.5% in the first quarter of 1998 as compared to the first quarter of 1997. The primary reason for the decrease in gas sales volumes and gas sales revenues in the quarter ended March 31, 1998, was the negative impact of warmer weather on the company's gas heating load.

Operating Expenses

Purchased electricity expenses increased $16.3 million for the first quarter of 1998 compared to the same period in 1997. The increase was due primarily to increased sales to other utilities.

Purchased gas expenses decreased $4.0 million for the first quarter of 1998 compared to the first quarter of 1997 primarily due to decreased volumes of purchases as a result of lower heating load.

Fuel expense increased $2.1 million in the first quarter of 1998 compared to the same period in 1997 as the Company generated more electricity at company-owned coal plants.

Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA decreased $7.1 million in the three months ended March 31, 1998 when compared to the same period in 1997. The primary reason for the decrease was the Residential Exchange Termination Agreement between the Company and BPA in January 1997.

Utility operations and maintenance expenses decreased $3.6 million or 5.6% in the first quarter of 1998 compared to the same period in 1997. The decrease resulted primarily from improved operating efficiencies as a result of the merger in 1997 and a decrease in storm damage caused electric transmission and distribution system costs, offset in part by increased severance costs and vegetation management expenses.

Depreciation and amortization expense increased $2.4 million for the first quarter of 1998 from the same period in 1997 due to the effects of new plant placed into service during the past year.

Merger related costs recorded in the first quarter of 1997 were $55.8 million including amounts related to transaction expenses, employee separation and systems and facilities integration. On an after-tax basis the charge in the quarter ended March 31, 1997, was $36.3 million or 43 cents per share. (See Footnote 2 to the Consolidated Financial Statements)

Federal income taxes increased $56.4 million for the first quarter of 1998 from the same period in 1997 due to a number of factors. An IRS tax refund related to the method of accounting for taxes on conservation expenditures decreased federal income taxes in the first quarter of 1997 by $26.5 million. In addition, there was a $17.0 million reduction in 1997 associated with a decrease in PRAM revenues of $48.6 million. Merger costs expensed in the first quarter of 1997 further reduced federal income taxes by $19.3 million.

AFUDC, which does not represent current cash income, is normally included in other income and as an offset to interest expense. For the three month periods ending March 31, 1998 and March 31, 1997, AFUDC was $1.7 million and $1.2 million, respectively.

Other Income

Other income, net of federal income tax, decreased $3.7 million in the first quarter of 1998 from the same period in 1997. The decrease was due primarily to the receipt of interest income in 1997 from the IRS on the Conservation Tax Refund.

The Company recorded after-tax dividend income of $3.5 million in the first quarter of 1998 associated with a $4.3 million investment the Company has in a utility-related venture capital fund.

Interest Charges

Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $5.3 million for the first quarter of 1998 compared to the same period in 1997 as a result of the issuance of $300 million 7.02% Series A Notes, in December 1997 and the issuance of $100 million 8.231% Capital Trust Debentures in June 1997. These increases were partially offset by the maturity of $100 million 7.875% Series A Medium Term Notes in October 1997.

CONSTRUCTION, CAPITAL RESOURCES AND LIQUIDITY

Construction expenditures which include energy conservation expenditures and exclude AFUDC for the first quarter of 1998 were $67.2 million, including $0.9 million of energy conservation expenditures, compared to $63.2 million, including $0.4 million of energy conservation expenditures, for the first quarter of 1997. Construction expenditures for 1998 and 1999 are expected to be $311 million and $274 million, respectively. Cash provided by operations (net of dividends and AFUDC) as a percentage of construction expenditures (excluding AFUDC) were 178% and 136% for the first quarters of 1998 and 1997, respectively. Construction expenditure estimates are subject to periodic review and adjustment.

On March 31, 1998, the Company had available $375 million in lines of credit with various banks, which provide credit support for outstanding commercial paper of $103.4 million, effectively reducing the available borrowing capacity under these lines of credit to $271.6 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements.

OTHER

On March 20, 1991, the Company executed a 20-year contract to purchase 216 average MW of energy and 245 MW of capacity, beginning in April 1994, from Tenaska Washington Partners, L.P., which owns and operates a natural-gas fired cogeneration project located near Ferndale, Washington. In December 1997 and January 1998, the Company and Tenaska Washington Partners entered into revised agreements which will lower purchased power costs from the Tenaska project by restructuring its natural gas supply. The Company paid $215 million to buy out the project's existing long-term gas supply contracts, which contained fixed and escalating gas prices that were well above current and projected future market prices for natural gas. The Company became the principal natural gas supplier to the project and power purchase prices under the Tenaska contract were revised to reflect market-based prices for the natural gas supply. The Company obtained an order from the Washington Commission creating a regulatory asset related to the $215 million restructuring payment. Under terms of the order, the Company is allowed to accrue as an additional regulatory asset one-half the carrying costs of the deferred balance over the first five years. Amortization of the regulatory assets commenced January 1, 1998 and extends over the remaining 14 year life of the contract.

In April 1998, the Company and Duke Energy Trading and Marketing signed an agreement to coordinate their energy-marketing and trading activities in 14 western states and British Columbia. Through this alliance, the Company now participates in an energy-trading business that will be many times the size of its current trading operations. Pursuant to the agreement, substantially all of the Company's sales of surplus electricity and short-term purchases of energy to meet retail sales will be made through the joint venture. Puget Sound Energy sold 28 million megawatt hours of power in 1997, and its revenues from off-system power sales and trading in 1997 doubled from 1996 to more than $134 million.

For a discussion of FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", see Note 6 to the Consolidated Financial Statements.

For a discussion of FASB Statement No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits", see Note 6 to the Consolidated Financial Statements.

PART II - OTHER INFORMATION
ITEM 1  - LEGAL PROCEEDINGS

Contingencies arising out of the normal course of the Company's business, exist at March 31, 1998. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibits are filed herewith:

         12-a Statement setting forth computation of ratios of earnings to fixed charges (1993 through 1997 and 12 months ended March 31, 1998)

         12-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1993 through 1997 and 12 months ended March 31, 1998)

         27    Financial Data Schedule

    (b)  Reports on Form 8-K

         None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PUGET SOUND ENERGY, INC.


                                           James W. Eldredge
                                      ___________________________________
                                           James W. Eldredge
                                      Corporate Secretary and Controller

Date:  May 15, 1998                   Chief accounting officer and officer
                                      duly authorized to sign this report
                                      on behalf of the registrant