Form 10-Q
period 1998-06-30
PUGET SOUND ENERGY INC
filed 1998-08-14
CIK 81100

SECURITIES AND EXCHANGE COMMISSSION
                       Washington, D. C. 20549


                               FORM 10-Q


      /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998

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

                  Yes /X/                      No / /

The number of shares of registrant's common stock outstanding at July 31, 1998 was 84,560,585.

PART I  -  FINANCIAL INFORMATION
Item 1  -  Financial Statements

                               PUGET SOUND ENERGY, INC
                         CONSOLIDATED STATEMENTS OF INCOME
                  (Thousands except shares and per share amounts)
                                    (Unaudited)
Three Months Ended June 30                                      1998                 1997
-------------------------------------------            -------------        -------------

OPERATING REVENUES:
    Electric                                            $    286,913        $    269,977
    Gas                                                       76,752              71,930
    Other                                                      1,860              10,711
                                                       -------------        -------------
         Total operating revenue                             365,525             352,618
                                                       -------------        -------------

OPERATING EXPENSES:
Energy costs:
    Purchased electricity                                    137,397             125,598
    Purchased gas                                             32,598              29,384
    Electric generation fuel                                   9,500               8,333
    Residential Exchange                                     (12,063)            (14,274)
Utility operations and maintenance                            59,229              64,157
Other operations and maintenance                               1,204               5,904
Depreciation and amortization                                 40,446              38,131
Taxes other than federal income taxes                         36,877              35,328
Federal income taxes                                          10,325              14,824
                                                       -------------        -------------
         Total operating expenses                            315,513             307,385
                                                       -------------        -------------

OPERATING INCOME                                              50,012              45,233

OTHER INCOME                                                   3,512              17,804
                                                       -------------        -------------

INCOME BEFORE INTEREST CHARGES                                53,524              63,037

INTEREST CHARGES                                              33,982              29,597
                                                       -------------        -------------

NET INCOME                                                    19,542              33,440
Less:  Preferred stock dividends accrual                       3,250               5,415
                                                       -------------        -------------

INCOME FOR COMMON STOCK                                   $   16,292          $   28,025
                                                       =============        =============

BASIC COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE            84,561              84,561
                                                       =============        =============

BASIC & DILUTED EARNINGS PER COMMON SHARE:                $     0.19          $     0.33
                                                       ==============       =============

The accompanying notes are an integral part of the financial statements.



                          PUGET SOUND ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                (Thousands except shares and per share amounts)
                                  (Unaudited)

Six Months Ended June 30,                                  1998               1997
-------------------------------------------------    ----------         ----------
OPERATING REVENUES:
  Electric                                           $  655,509         $  569,545
  Gas                                                   224,574            228,419
  Other                                                   7,511             18,070
                                                     ----------         ----------
    Total operating revenue                             887,594            816,034
                                                     ----------         ----------
OPERATING EXPENSES:
Energy costs:
  Purchased electricity                                 306,655            278,526
  Purchased gas                                         100,526            101,345
  Electric generation fuel                               20,741             17,405
  Residential Exchange                                  (27,570)           (36,882)
Utility operations and maintenance                      119,763            127,863
Other operations and maintenance                          2,766             11,745
Depreciation and amortization                            81,182             76,568
Merger and related costs                                     --             55,789
Taxes other than federal income taxes                    82,475             81,475
Federal income taxes                                     51,786                (81)
                                                     ----------         ----------
    Total operating expenses                            738,323            713,753
                                                     ----------         ----------

OPERATING INCOME                                        149,271            102,281

OTHER INCOME                                              4,671             22,707
                                                     ----------         ---------
INCOME BEFORE INTEREST CHARGES                          153,942            124,988

INTEREST CHARGES                                         68,396             58,940
                                                     ----------         ----------
INCOME FROM CONTINUING OPERATIONS                        85,546             66,048

DISCONTINUED OPERATIONS                                      --             (2,622)
                                                     ----------         ----------
NET INCOME                                               85,546             63,426
Less: Preferred stock dividends accrual                   6,558             10,963
                                                     ----------         ----------
INCOME FOR COMMON STOCK                              $   78,988         $   52,463
                                                     ==========         ==========
BASIC COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE       84,561             84,560
                                                     ==========         ==========
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    From continuing operations                       $     0.93         $     0.65
    From discontinued operations                             --              (0.03)
                                                     ----------         ----------
BASIC AND DILUTED EARNINGS PER COMMON SHARE          $     0.93         $     0.62
                                                     ==========         ==========

The accompanying notes are an integral part of the financial statements.

                               PUGET SOUND ENERGY, INC.
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Dollars in Thousands)
                                    (Unaudited)


Three Months Ended June 30                                      1998                 1997
----------------------------------------               -------------        -------------

Net Income                                                $   19,542           $   33,440
Other comprehensive income, net of tax:
  Unrealized holding losses on available
     for sale securities                                      (3,639)                  --
                                                       -------------        -------------

Comprehensive Income                                      $   15,903           $   33,440
                                                       =============        =============









                               PUGET SOUND ENERGY, INC.
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Dollars in Thousands)
                                    (Unaudited)


Six Months Ended June 30                                        1998                 1997
----------------------------------------               -------------        -------------

Net Income                                                $   85,546           $   63,426
Other comprehensive income, net of tax:
  Unrealized holding gains on available
     for sale securities                                         780                   --
                                                       -------------        -------------

Comprehensive Income                                      $   86,326           $   63,426
                                                       =============        =============






The accompanying notes are an integral part of the financial statements.

                               PUGET SOUND ENERGY, INC.
                             CONSOLIDATED BALANCE SHEETS
                                (Dollars in Thousands)
                                      (Unaudited)

                                        ASSETS

                                                             June 30          December 31
                                                                1998                 1997
----------------------------------------------         -------------        -------------
UTILITY PLANT:
  Electric                                                $3,704,621           $3,632,652
  Gas                                                      1,266,903            1,231,109
  Less:  Accumulated depreciation and amortization        (1,660,209)          (1,613,300)
                                                        ------------        -------------
      Net utility plant                                    3,311,315            3,250,461
                                                        ------------        ------------


OTHER PROPERTY AND INVESTMENTS                               279,305              279,644
                                                        ------------        ------------

CURRENT ASSETS:
  Cash                                                         3,582                7,759
  Accounts receivable                                        207,109              280,787
  Materials and supplies, at average cost                     51,451               54,423
  Prepayments and other                                        6,111                5,420
                                                        ------------        ------------
      Total current assets                                   268,253              348,389
                                                        ------------        ------------


LONG-TERM ASSETS:
  Regulatory asset for deferred income taxes                 257,746              258,430
  Unamortized energy conservation charges                      6,083                6,867
  Tenaska regulatory asset                                   218,401              215,000
  Other                                                      127,862              134,579
                                                        ------------        ------------
      Total long-term assets                                 610,092              614,876
                                                        ------------        ------------
TOTAL ASSETS                                              $4,468,965           $4,493,370
                                                        ============        ============

The accompanying notes are an integral part of the financial statements.

                               PUGET SOUND ENERGY, INC.
                             CONSOLIDATED BALANCE SHEETS
                                (Dollars in Thousands)
                                      (Unaudited)

                            CAPITALIZATION AND LIABILITIES
                                                             June 30          December 31
                                                                1998                 1997
----------------------------------------------         -------------        -------------
CAPITALIZATION:
  Common shareholders' investment:
    Common stock, $10 stated value,
    150,000,000 shares authorized,
    84,560,585 and 84,560,645 shares outstanding          $  845,606           $  845,606
  Additional paid-in capital                                 450,764              450,845
  Earnings reinvested in the business                         47,746               46,672
  Accumulated other comprehensive income                      15,734               14,954
                                                        ------------        -------------
                                                           1,359,850            1,358,077
  Preferred stock not subject to
    mandatory redemption                                      95,488               95,488
  Preferred stock subject to
    mandatory redemption                                      73,162               78,134
  Corporation obligated, mandatorily redeemable
    preferred securities of subsidiary
    trust holding solely junior subordinated
    debentures of the corporation                            100,000              100,000
  Long-term debt                                           1,571,728            1,411,707
                                                        ------------        ------------
      Total capitalization                                 3,200,228            3,043,406
                                                        ------------        ------------
CURRENT LIABILITIES:
  Accounts Payable                                            76,640              116,548
  Short-term debt                                            216,500              372,538
  Current maturities of long-term debt                        46,000               51,000
  Purchased gas liability                                     11,523                  876
  Accrued expenses:
     Taxes                                                    67,913               73,636
     Salaries and wages                                       21,445               15,326
     Interest                                                 36,623               27,704
     Other                                                    22,992               33,198
                                                        ------------        ------------
      Total current liabilities                              499,636              690,826
                                                        ------------        ------------
DEFERRED INCOME TAXES                                        628,739              629,018
                                                        ------------        ------------
OTHER DEFERRED CREDITS                                       140,362              130,120
                                                        ------------        ------------
TOTAL CAPITALIZATION AND LIABILITIES                      $4,468,965           $4,493,370
                                                       =============        ============

The accompanying notes are an integral part of the financial statements.

PAGE 6

                               PUGET SOUND ENERGY, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in Thousands)
                                    (Unaudited)

Six Months Ended June 30                                        1998                 1997
                                                       -------------        -------------
OPERATING ACTIVITIES:
----------------------------------
Income from continuing operations                           $ 85,546             $ 66,048
Adjustments to reconcile income from
  continuing operations to net cash
  provided by operating activities:
    Depreciation and amortization                             81,182               76,568
    Deferred income taxes and tax credits - net                  405                1,845
    PRAM accrued revenues                                         --               40,737
    Pre-tax loss on write-down of coal properties                 --                4,044
    Other                                                     17,493               88,489
    Change in certain current assets
      and liabilities (Note 5)                                45,807               21,953
-----------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities           230,433              299,684
-----------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
----------------------------------
Construction expenditures - excluding equity AFUDC          (141,489)            (115,742)
Additions to energy conservation program                      (2,301)                (508)
Other                                                          1,601               15,975
-----------------------------------------------------------------------------------------
         Net Cash Used by Investing Activities              (142,189)            (100,275)
-----------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
----------------------------------
Decrease in short-term debt                                 (156,038)            (181,890)
Dividends paid                                               (84,422)             (83,907)
Issuance of common and preferred securities                       --              100,070
Issuance of Bonds                                            200,000                   --
Redemption of bonds and notes                                (45,001)                  --
Redemption of common and preferred stock                      (5,054)             (15,788)
Issue costs of bonds and stock                                (1,906)                (748)
-----------------------------------------------------------------------------------------
         Net Cash Used by Financing Activities               (92,421)            (182,263)
-----------------------------------------------------------------------------------------
Increase (Decrease) in cash from continuing operations        (4,177)              17,146
Decrease in cash from discontinued operations:
  Investing activities                                            --               (2,622)
-----------------------------------------------------------------------------------------
Net Increase (Decrease) in cash                               (4,177)              14,524
Cash at Beginning of year                                      7,759                4,335
Adjustment to conform fiscal year of WECo                         --                   39
-----------------------------------------------------------------------------------------
Cash at End of Period                                       $  3,582              $18,898
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

The consolidated financial statements contained in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected and were of a normal recurring nature other than as described in footnotes 2 and 4. These condensed financial statements should be read in conjunction with the Company's annual report on Form 10-K.

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

2)   MERGER WITH WASHINGTON ENERGY COMPANY

Effective February 10, 1997, WECo and its wholly-owned subsidiary, Washington Natural Gas Company, ("WNG") were merged into the Company, formerly Puget Sound Power & Light Company ("PSPL"), which then changed its name to Puget Sound Energy, Inc.

In connection with the merger, the Company recognized direct and indirect pre-tax merger-related expenses of $55.8 million during the first quarter of 1997. The charge consisted primarily of severance costs of $15.5 million, benefit-related curtailment costs of $9.1 million, transaction costs of $13.7 million and systems and facilities integration costs of $7.2 million. The nonrecurring charge reduced net income by approximately $36.3 million or $0.43 per share. In addition, pre-tax merger-related costs of $4.8 million or $0.04 per share were recognized in the fourth quarter of 1996 by PSPL.

The order approving the merger, issued by the Washington Commission, contains a rate plan that is designed to provide a five-year period of rate certainty for customers and provide the Company with an opportunity to achieve a reasonable return on investment. As required under the merger order, the Company filed tariffs, effective February 8, 1997, that resulted in an average electric rate decrease of 5.6% related to the termination of the Periodic Rate Adjustment Mechanism ("PRAM"), and an increase in electric general rates of between 1.0% and 2.5%, depending on rate class. The general tariff rate increase had a positive impact on earnings while the decrease related to the PRAM did not affect earnings because all previously accrued PRAM revenues were fully collected. The net impact on customer rates was an average rate decrease of 3.7%, including a decrease in residential rates of 3.2%. General electric tariff rates were stipulated to increase between 1.0% to 1.5% depending on rate class on January 1 of each of the three following years, while those for certain customers will increase by 1.5% in the fourth year. General rates for all classes of natural gas customers will remain unchanged until January 1, 1999, when they will decrease sufficiently to reduce utility margin by 1 percent.

3)   EARNINGS PER COMMON SHARE

Basic earnings per common share have been computed based on weighted average common shares outstanding of 84,561,000 for the three and six months ended June 30, 1998 and 84,561,000 and 84,560,000 for the three and six months ended June 30, 1997, respectively.

Diluted earnings per common share have been computed based on weighted average common shares outstanding of 84,675,000 and 84,670,000 for the three and six months ended June 30, 1998 and 84,619,000 and 84,612,000 for the three and six months ended June 30, 1997, respectively. These shares include the dilutive effect of securities related to long-term employee compensation plans approved by shareholders.

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

5)   CONSOLIDATED STATEMENTS OF CASH FLOWS

The following provides additional information concerning cash flow activities:

Six Months Ended June 30                                    1998        1997
----------------------------------------------------------------------------
Changes in current asset and current liabilities:
   Accounts receivable                                  $ 73,678    $ 69,993
   Materials and supplies                                  2,972          40
   Prepayments and Other                                    (691)      6,567
   Purchased gas liability                                10,647     (19,168)
   Accounts payable                                      (39,908)    (40,635)
   Accrued expenses and Other                               (891)      5,156
----------------------------------------------------------------------------
Net change in current assets and current liabilities    $ 45,807    $ 21,953
============================================================================
Cash payments:
   Interest (net of capitalized interest)               $ 60,348    $ 56,595
   Income taxes                                         $ 50,743    $(48,684)
----------------------------------------------------------------------------

6)   OTHER

On June 15, 1998 the Company issued $200 million principal amount of Senior Medium-Term Notes, Series A. The Notes are due June 15, 2018 with an interest rate of 6.74%.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. Statement No. 133 is effective for all fiscal years beginning after June 15, 1999. The Company has not yet determined the effect Statement No. 133 will have on its financial statements or the timing of adoption.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1998, was $19.5 million on operating revenues of $365.5 million, compared with net income of $33.4 million on operating revenues of $352.6 million for the same period in 1997. Income for common stock was $16.3 million for the second quarter of 1998 and $28.0 million for the second quarter of 1997. Basic and Diluted earnings per common share were $0.19 for the second quarter of 1998 compared to $0.33 for the second quarter of 1997.

Net income and earnings per share for the three months ended June 30, 1997, included after-tax interest income of $13.6 million (16 cents per share) associated with income tax refunds on amended tax returns for prior years. Excluding the interest income related to the tax refunds, income for common stock was $14.4 million (17 cents per share) for the second quarter of 1997.

For the first six months of 1998, net income was $85.5 million on operating revenues of $887.6 million, compared with net income of $63.4 million on operating revenues of $816.0 million for the corresponding period in 1997. Income for common stock was $79.0 million for the first half of 1998 and $52.5 million for the same period in 1997. Basic and diluted earnings per common share were $0.93 for the six months ended June 30, 1998 and $0.62 for the same period in 1997.

The increase in net income and earnings per share for the first six months of 1998 compared to the first six months of 1997 is primarily the result of the absence of the after-tax charge of $36.3 million (43 cents per share) for costs related to the merger which was recorded in the first quarter of 1997. Net income for the first six months of 1997 also included an after-tax charge of $2.6 million (3 cents per share), related to a write off of the Company's remaining investment in undeveloped coal reserves and related activities in southeastern Montana. These charges in the first six months of 1997 were partially offset by the interest income related to income tax refunds. Excluding the impact of these charges and credits to income, continuing operations for the first six months of 1998 produced earnings of $0.93 per share compared to $0.92 in the first six months of 1997.

Total kilowatt-hour sales were 6.3 billion, including 1.5 billion in sales to other utilities, for the second quarter of 1998, compared to 6.0 billion, including 1.3 billion in sales to other utilities, for the second quarter of 1997. For the six month periods ended June 30, 1998 and 1997, total kilowatt-hour sales were 13.9 billion, including 3.3 billion in sales to other utilities, and 12.8 billion, including 2.4 billion in sales to other utilities, respectively.

Total gas sales in the second quarter were $76.8 million compared to $71.9 million in the second quarter of 1997, an increase of 6.7% on a 6.4% increase in gas volumes sold and transported. Total gas sales for the six months ended June 30, 1998, were $224.6 million compared to $228.4 million in the six months ended June 30, 1997, a decrease of 1.7% on a 1.1% decrease in gas volumes sold and transported.

The Company's operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by customers occur from season to season and from month to month within a season, primarily as a result of changing weather conditions. The Company normally experiences its highest energy sales in the first and fourth quarters of the year. Electric sales to other utilities also vary by quarter and year depending principally upon water conditions for the generation of hydroelectric power, customer usage and the energy requirements of other utilities.

                                Results of Operations
                         Comparative Periods Ending
                            June 30, 1998 vs. June 30, 1997
                                  Increase (Decrease)

                                                            Three               Six
                                                            Month             Month
                                                           Period            Period
                                                           ________________________
                                                                 (In Millions)
Operating revenue changes
   General rate increases (effective 2/10/97 and 1/1/98)   $  3.7            $ 11.0
   PRAM revenues                                               --              44.8
   BPA Residential Purchase & Sale Agreement                 (0.5)              0.6
   Sales to other utilities                                   5.2              20.9
   Electric load and other changes                            8.5               8.7
   Gas revenue change                                         4.8              (3.8)
   Other revenue changes                                     (8.8)            (10.6)
                                                           ------            ------
        Total operating revenue change                       12.9              71.6
                                                           ------            ------
Operating expense changes
   Energy costs:
        Purchased electricity                                11.8              28.1
        Purchased gas                                         3.2              (0.8)
        Electric generation fuel                              1.2               3.4
        Residential exchange credit                           2.2               9.3
   Utility operations and maintenance                        (4.9)             (8.1)
   Other operations and maintenance                          (4.7)             (9.0)
   Depreciation and amortization                              2.3               4.6
   Merger costs                                                --             (55.8)
   Taxes other than federal income taxes                      1.5               1.0
   Federal income taxes                                      (4.5)             51.9
                                                           ------            ------

        Total operating expense change                        8.1              24.6
                                                           ------            ------

Other income                                                (14.3)            (18.0)

Interest charges                                              4.4               9.5
                                                           ------            ------

        Income from continuing operations                  $(13.9)           $ 19.5

Discontinued operations, after tax                             --              (2.6)
                                                           ------            ------

        Net income change                                  $(13.9)           $ 22.1
                                                           ======            ======


The following is additional information pertaining to the changes outlined in the above table.

Operating Revenues

Electric operating revenues for both the three and six month periods ended June 30, 1998, increased compared to the same periods in 1997 due to an overall average 1.8% general rate increase effective February 8, 1997 and an overall average 1.2% general rate increase on January 1, 1998.

Electric operating revenues for the six months ended June 30, 1998, increased $86.0 million compared to the same period in 1997 partially as a result of a $48.6 million PRAM revenue reduction in the first quarter of 1997 associated with an IRS 1991-1994 Conservation tax refund and related interest income. Based on the Company's agreement with the Washington Commission, the benefit of the tax refund was passed on to retail customers as a reduction of the PRAM accrued revenue balance. The $48.6 million revenue reduction in the six month period ended June 30, 1997 was offset by a decrease in federal, state and local taxes as well as a decrease in interest expense and a recognition of interest income.

Revenues in 1998 and 1997 were reduced because of the credit that the Company received through the Residential Purchase and Sale Agreement with the Bonneville Power Administration ("BPA"). The agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. On January 29, 1997, the Company and BPA signed a Residential Exchange Termination Agreement. The Agreement ends the Company's participation in the Residential Purchase and Sale agreement with BPA. As part of the Termination Agreement, the Company will receive payments by the BPA of approximately $235 million over five years. Under the rate plan approved by the Washington Commission in its merger order, the Company will continue to reflect, in customers' bills, the current level of Residential Exchange benefits. Over the remainder of the Residential Exchange Termination Agreement from July 1998 through June 2001, it is projected that the Company will credit customers approximately $200.5 million more than it will receive from BPA during the following periods:

                                                Dollars in
                   Period                         Millions
                   --------------------         ----------
                   July - December 1998             $ 16.7
                   January - December 1999            71.6
                   January - December 2000            71.8
                   January - June 2001                40.4
                                                 ---------
                                                    $200.5

Electric sales to other utilities increased $5.2 million and $20.9 million in the quarter and six months ended June 30, 1998, respectively, over the same period in 1997 as the Company has increased its energy marketing and trading activities. (See discussion of agreement with Duke Energy Trading and Marketing under "Other".)

Electric revenues increased $8.5 million and $8.7 million for the quarter and six months ended June 30, 1998 compared to the same periods in 1997 primarily as a result of 2% growth in the number of electric customers served.

Gas operating revenues for the quarter ended June 30,1998 increased $4.8 million or 6.7% from the prior year quarter. Total gas volumes increased 6.4% from 187.0 million therms to 199.0 million therms. Gas sales margin (regulated utility sales less the cost of gas sold) also increased by $1.7 million, or 4.3% in the second quarter of 1998 compared to the same period in 1997. The primary reason for the increase in gas sales volume and gas sales revenue in the quarter ended June 30, 1998 was the 4.5% increase in natural gas customers.

For the six months ended June 30, 1998, gas operating revenues decreased $3.8 million or 1.7% from $228.4 million in the six months ended June 30, 1997 to $224.6 million while total gas volumes decreased 1.1%. In this period, a 4.4% increase in gas customers was overshadowed by the negative impact of warmer weather on the company's gas heating load in the first quarter of 1998 compared to 1997. Gas margin in the six months ended June 30, 1998 also decreased $2.8 million or 2.3%.

Other revenues decreased in both the three months and six months ended June 30, 1998 as compared to the same periods in 1997 due primarily to the sale of an unregulated subsidiary (Washington Energy Services Company) in October 1997.

Operating Expenses

Purchased electricity expenses increased $11.8 million and $28.1 million for the three and six month periods ended June 30, 1998, respectively, compared to the same periods in 1997. The increase was due primarily to increased secondary power purchases from other utilities.

Purchased gas expenses increased $3.2 million for the three months ended June 30, 1998, due to the aforementioned increase in gas service customers.

Fuel expense increased $1.2 million and $3.4 million in the three and six months ended June 30, 1998 as compared to the same periods in 1997 due to the Company generating more electricity at Company-owned coal plants.

Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA decreased $2.2 million and $9.3 million in the three and six months ended June 30, 1998 when compared to the same periods in 1997. The primary reason for the decrease was the Residential Exchange Termination Agreement between the Company and BPA in January 1997.

Utility Operations and maintenance expenses decreased $4.9 million and $8.1 million for the three and six month periods ended June 30, 1998, respectively, compared to the same periods in 1997. The decreases are the result of improved operating efficiencies as a result of the merger in 1997.

Other operations and maintenance expenses decreased $4.7 million and $9.0 million for the three and six month periods ended June 30, 1998, respectively, compared to the same periods in 1997. The decreases are primarily the result of the sale of the Company's unregulated subsidiary Washington Energy Services Company in October 1997.

Depreciation and amortization expense increased $2.3 million and $4.6 million for the three and six month periods June 30, 1998, respectively, from the same periods in 1997 due to the effects of new plant placed into service during the past year.

Merger related costs recorded in the six months ended June 30, 1997, were $55.8 million including amounts related to transaction expenses, employee separation and systems and facilities integration. On an after-tax basis the charge was $36.3 million or 43 cents per share during the first six months of 1997. (See Footnote 2 to the Consolidated Financial Statements.)

Federal income taxes decreased $4.5 million for the three months ended June 30, 1998, primarily due to lower pre-tax operating income from continuing operations for the quarter.

Federal income taxes increased $51.9 million for the six months ended June 30, 1998 from the same period in 1997 due to a number of factors. An IRS tax refund related to the method of accounting for taxes on conservation expenditures during the first quarter of 1997 decreased federal income taxes by $26.5 million. In addition, there was a $17.0 million reduction associated with a decrease in PRAM revenues of $48.6 million. Merger costs expensed in the first quarter of 1997 further reduced federal income taxes by $19.3 million.

Other Income

Other income, net of federal income tax, decreased $14.3 million and $18.0 million for the three months and six months periods ending June 30, 1998, respectively, compared to the same periods in 1997. The decreases in both periods were due primarily to the receipt of interest income in 1997 from the IRS on tax refunds for prior years in connection with a plant abandonment loss, conservation tax refunds and certain additional research and experimental credits claimed for tax purposes which was partially offset by interest income on regulatory assets of $2.2 million in the three months ended June 1998 and $4.4 million in the six month period ended June 1998.

Interest Charges

Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $4.4 million and $9.5 million for the three and six month periods ended June 30, 1998, respectively, compared to like periods in 1997 as a result of the issuance of $300 million 7.02% Senior Medium-Term Notes, Series A, in December 1997, the issuance of $100 million 8.231% Capital Trust Debentures in June 1997 and the issuance of $200 million 6.74% Senior Medium-Term Notes, Series A in mid-June 1998. These increases were partially offset by the maturity of $100 million Secured Medium-Term Notes, Series A in October 1997, $10 million Secured Medium-Term Notes, Series B in February 1998 and $5 million Secured Medium-Term Notes, Series B in March 1998.

CONSTRUCTION, CAPITAL RESOURCES AND LIQUIDITY

Construction expenditures (excluding AFUDC) for the second quarter of 1998 were $73.2 million, including $1.4 million of conservation expenditures, compared to $50.8 million, including $.1 million of conservation expenditures, for the second quarter of 1997. Year-to-date construction expenditures (excluding AFUDC) totaled $140.4 million, including $2.3 million of conservation expenditures, compared to $113.9 million, including $.5 million of conservation expenditures, for the same period in 1997. Construction expenditures (excluding AFUDC) for 1998 and 1999 are expected to be $311 million and $274 million, respectively.

Cash provided by operations (net of dividends and AFUDC) as a percentage of construction expenditures (excluding AFUDC) was 32% and 251% for the second quarters of 1998 and 1997, respectively. Cash provided by operations (net of dividends and AFUDC) as a percentage of construction expenditures (excluding AFUDC) was 102% and 188% for the six month periods ended June 30, 1998 and 1997, respectively. Construction expenditure estimates are subject to periodic review and adjustment.

On June 30, 1998, the Company had available $375.0 million in lines of credit with various banks, which provide credit support for outstanding commercial paper borrowing of $1.5 million, reducing the available borrowing capacity under these lines of credit to $373.5 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements.

YEAR 2000 CONVERSION

The Company has established a project team to coordinate the identification and implementation of changes to financial and operational systems and applications necessary to achieve a year 2000 date conversion with no affect on customers or disruption to operations. The Company has established processes for evaluating and managing the risks and costs associated with this problem. Major areas of potential business impact have been identified and initial conversion efforts are underway. The Company is also communicating with suppliers, financial institutions and others with which it does business to coordinate year 2000 conversion.

The Company is currently replacing many of its business and operating computer systems based on vendor supplied software. These are scheduled for implementation beginning in July 1998. The new systems and software are year 2000 compatible, thus handling a portion of the Company's year 2000 conversion requirements. The costs of changing the remaining systems to make them year 2000 compliant are estimated at $5.6 million. The project is currently performing inventory and assessment analysis for embedded systems, applications, and third party relationships. Contingency plans, if necessary, will be developed upon completion of the assessment phase.

OTHER

On March 20, 1991, the Company executed a 20-year contract to purchase energy and capacity, beginning in April 1994, from Tenaska Washington Partners, L.P., which owns and operates a natural-gas fired cogeneration project located near Ferndale, Washington. In December 1997 and January 1998, the Company and Tenaska Washington Partners entered into revised agreements which have lowered purchased power costs from the Tenaska project by restructuring its natural gas supply. The project's original long-term gas supply contracts contained fixed and escalating gas prices that were well above the current and projected future market prices for natural gas. As a result of the restructuring, the Company is now the principal natural gas supplier to the project and power purchase prices under the Tenaska contract were revised to reflect market-based prices for the natural gas supply. The Company obtained an order from the Washington Commission creating a regulatory asset related to the $215 million restructuring payment. Under terms of the order, the Company is allowed to accrue as an additional regulatory asset one-half the carrying costs of the deferred balance over the first five years. Amortization of the regulatory assets commenced January 1, 1998 and extends over the remaining 14 year life of the contract. Purchased electricity expense savings from this contract restructuring during the first six months of 1998 were approximately $7.5 million.

On April 1, 1998 the Company and Duke Energy Trading and Marketing (DETM) of Houston, a unit of Duke Energy Corp., signed an agreement relating to energy-marketing and trading activities in 14 western States and British Columbia. The purpose of this agreement is to coordinate the two companies' activities in serving Puget Sound Energy's native power load with DETM's Western power and natural gas marketing and trading operations. The companies share the benefits of this coordination proportionally up to certain stipulated amounts intended to be reflective of the value the companies would have realized from their respective operations in the absence of the agreement. The companies share equally any benefits created above the stipulated amounts.

Under the terms of the agreement, DETM will perform the forward electric energy trading function. As a result, the Company's future wholesale "sales to other utilities" revenues and related "secondary purchase" power expenses, which previously have reflected trading activity by the Company, will be lower than during comparable periods prior to the agreement. During the second quarter of 1998, the Company continued to execute in its own name transactions in which electric energy is delivered within the next thirty days. These types of transactions will be assumed by DETM by the fourth quarter of 1998. However, during this interim period, the Company's results will include these transactions. When fully implemented, the Company will only record as "sales to other utilities" or "secondary purchases" sales to or purchases from DETM reflecting the Company's net energy surplus or deficiency over the reporting period. The Company will also record its share of the benefits that result from the agreement. The agreement provides that forward trading activities will be conducted according to DETM's energy price risk and credit policies, and that the Company is not responsible for any losses caused by deviation from these policies.

On June 25, 1998, the Company received approval from the Washington Commission to begin a new performance-based mechanism for strengthening its gas-supply purchasing and gas-storage practices. The Purchase Gas Adjustment
(PGA) Incentive Mechanism, which encourages competitive gas purchasing and management of pipeline and storage-capacity was effective July 1, 1998. Incentive gains and losses from the three-year experimental program will be shared between customers and shareholders. Currently, the Company manages more than 40 natural gas supply and pipeline contracts, making sure that supplies arrive in sufficient quantities through pipeline capacity contracts. It purchases natural gas supplies from producers primarily in western Canada and the U.S. Rocky Mountains. The Company's supply portfolio includes low-cost natural gas purchased during the summer and stored for winter use. The Company expects the PGA Incentive Mechanism to produce modest increases in gas margin.

On July 8, 1998, the Washington Commission approved the Company's requested accounting treatment for its program to reduce costly tree-caused power outages. The Tree Watch program, which focuses on controlling vegetation outside the Company's rights-of-way, should improve service reliability for its customers and result in future savings in outage recovery costs. The five-year $43 million program will be treated as an investment that will be amortized over 10 years. The Company expects the Tree Watch investment to be offset by savings from lower outage restoration and storm damage costs over the same period.

On July 15, 1998 the Company announced it will join Montana Power Company's generation asset sale, offering its 735-megawatt (MW) interest in the four coal-fired eastern Montana Colstrip plants and related transmission and power supply facilities and contracts. The Company owns a 50 percent interest in the twin 333-MW Colstrip Units 1 and 2, and a 25 percent interest in the twin 805-MW Units 3 and 4. The Company has also agreed to join with the other owners of the coal-fired generating plant at Centralia, Washington by offering for sale its 92 megawatt ownership interest in the facility. If acceptable bids are received for the sale of each of these generating assets, the Company would still need to obtain approval for the sale from the Washington Commission and its Board of Directors.

For a discussion of FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", see Note 6 to the Consolidated Financial Statements.

For a discussion of FASB Statement No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits", see Note 6 to the Consolidated Financial Statements.

For a discussion of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", see Note 6 to the Consolidated Financial Statements.

PART II - OTHER INFORMATION
Item 1  - Legal Proceedings

Contingencies arising out of the normal course of the Company's business, exist at June 30, 1998. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

At the meeting of shareholders held on May 12, 1998, the shareholders reelected the following four nominees to serve as directors until the annual meeting of shareholders in 2001, or until their successors are duly elected and qualified, as follows:

                                                 Votes Against
Director                      Votes For          or Withheld
--------                      ---------          -------------
Douglas P. Beighle            66,453,427         1,052,284
Phyllis J. Campbell           66,421,785         1,083,926
Donald J. Covey               66,425,869         1,079,842
William S. Weaver             66,457,028         1,048,683

Abstentions and broker non-votes were not readily available.

In accordance with the Company's Bylaws, a shareholder proposing to transact business at the Company's annual meeting must provide written notice of such proposal, in the manner required by the Company's Bylaws, no later than 120 days prior to the date of such annual meeting (or, if the Company provides less than 120 days' notice of such meeting, no later than 10 days after the date of the Company's notice). For a shareholder proposal to be considered for inclusion in the Company's proxy materials relating to its 1999 Annual Meeting of Shareholders, such proposal must be received at the principal executive office of the Company no later than December 1, 1998. In addition, if the Company receives notice of a shareholder proposal after February 15, 1999, the persons named as proxies in the Company's proxy materials will have discretionary authority to vote on such shareholder proposal.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibits are filed herewith:

          4-a Indenture between the Company and State Street Bank and Trust Company defining the rights of the holders of the Company's Senior Notes.

          4-b First Supplemental Indenture between the Company and State Street Bank and Trust Company defining the rights of the holders of the Company's Senior Notes.

          4-c Seventy-Sixth Supplemental Indenture between the Company and State Street Bank and Trust Company defining the rights of the holders of the Company's First Mortgage Bonds.

         12-a Statement setting forth computation of ratios of earnings to fixed charges (1993 through 1997 and 12 months ended June 30, 1998)

         12-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1993 through 1997 and 12 months ended June 30, 1998)

         27    Financial Data Schedule

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


                                           PUGET SOUND ENERGY, INC.


                                           James W. Eldredge
                                      ___________________________________
                                           James W. Eldredge
                                      Corporate Secretary and Controller

Date: August 14, 1998                 Chief accounting officer and officer
                                      duly authorized to sign this report
                                      on behalf of the registrant