Form 10-Q
period 1998-09-30
PUGET SOUND ENERGY INC
filed 1998-11-13
CIK 81100

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q



         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OR
                  THE SECURITIES EXCHANGE ACT OF 1934
                                (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ________ TO _________


                          ----------------------------

                          COMMISSION FILE NUMBER 1-4393
                          ----------------------------



                            PUGET SOUND ENERGY, INC.
             (Exact name of registrant as specified in its charter)

WASHINGTON                                                            91-0374630
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)


            411 - 108TH AVENUE N.E., BELLEVUE, WASHINGTON 98004-5515
                    (Address of principal executive offices)

                                 (425) 454-6363
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

The number of shares of registrant's common stock outstanding at September 30, 1998 was 84,560,567.

================================================================================

                                TABLE OF CONTENTS


                                                                            Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

          Item 1.     Financial Statements
              Consolidated Statements of Income -
                 3 months ended September 30, 1998 and 1997                    3

              Consolidated Statements of Income -
                 9 months ended September 30, 1998 and 1997                    4

              Consolidated Statements of Comprehensive Income -
                 3 months ended September 30, 1998 and 1997                    5

              Consolidated Statements of Comprehensive Income -
                 9 months ended September 30, 1998 and 1997                    5

              Consolidated Balance Sheets - September 30, 1998
                 and December 31, 1997                                         6

              Consolidated Statements of Cash Flows -
                 9 months ended September 30, 1998 and 1997                    8

              Notes to Consolidated Financial Statements                       9

          Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     12

PART II.  OTHER INFORMATION

          Item 1      Legal Proceedings                                       24

          Item 4      Submission of Matters to a Vote of Security Holders     24

          Item 6      Exhibits and Reports on Form 8-K                        24

SIGNATURE                                                                     25

PART I        FINANCIAL INFORMATION
Item 1        FINANCIAL STATEMENTS

                             PUGET SOUND ENERGY, INC
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands except per share amounts)
                                   (Unaudited)
Three Months Ended September 30                             1998            1997
-------------------------------                             ----            ----
OPERATING REVENUES:
     Electric                                          $ 375,398       $ 288,683
     Gas                                                  49,955          46,135
     Other                                                 2,004           6,203
                                                       ---------       ---------
          Total operating revenue                        427,357         341,021
                                                       ---------       ---------

OPERATING EXPENSES:
Energy costs:
     Purchased electricity                               211,226         142,789
     Purchased gas                                        17,174          16,493
     Electric generation fuel                             15,661          12,291
     Residential Exchange                                (11,763)        (13,885)
Utility operations and maintenance                        52,213          55,690
Other operations and maintenance                           1,305           5,721
Depreciation and amortization                             41,988          46,533
Taxes other than federal income taxes                     33,146          32,719
Federal income taxes                                      16,628           7,249
            Total operating expenses                     377,578         305,600
                                                       ---------       ---------

OPERATING INCOME                                          49,779          35,421

OTHER INCOME                                               5,721           6,029

INCOME BEFORE INTEREST CHARGES                            55,500          41,450

INTEREST CHARGES, net of AFUDC                            34,409          29,452
                                                       ---------       ---------

NET INCOME                                                21,091          11,998

Less:  Preferred stock dividends accrual                   3,226           3,516

Preferred stock redemption                                    --             471
                                                       ---------       ---------

INCOME FOR COMMON STOCK                                $  17,865       $   8,953
                                                       =========       =========

BASIC COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE        84,561          84,561
                                                       =========       =========

BASIC & DILUTED EARNINGS PER COMMON SHARE:             $    0.21       $    0.11
                                                       =========       =========

    The accompanying notes are an integral part of the financial statements.


                            PUGET SOUND ENERGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands except per share amounts)
                                   (Unaudited)
Nine Months Ended September 30                              1998           1997
------------------------------                              ----           ----
OPERATING REVENUES:
     Electric                                        $ 1,030,907     $  858,229
     Gas                                                 274,529        274,554
     Other                                                 9,514         24,273
                                                     -----------     ----------
       Total operating revenue                         1,314,950      1,157,056
                                                     -----------     ----------

OPERATING EXPENSES:
Energy costs:
     Purchased electricity                               517,881        421,314
     Purchased gas                                       117,700        117,838
     Electric generation fuel                             36,402         29,696
     Residential Exchange                                (39,333)       (50,766)
Utility operations and maintenance                       171,976        184,362
Other operations and maintenance                           4,226         17,466
Depreciation and amortization                            123,171        122,811
Merger and related costs                                      --         55,789
Taxes other than federal income taxes                    115,623        113,675
Federal income taxes                                      68,478          7,169
                                                     -----------     ----------
          Total operating expenses                     1,116,124      1,019,354
                                                     -----------     ----------

OPERATING INCOME                                         198,826        137,702
OTHER INCOME                                              10,234         28,736
                                                     -----------     ----------

INCOME BEFORE INTEREST CHARGES                           209,060        166,438
INTEREST CHARGES, net of AFUDC                           102,466         88,391
                                                     -----------     ----------

INCOME FROM CONTINUING OPERATIONS                        106,594         78,047
DISCONTINUED OPERATIONS                                       --         (2,622)
                                                     -----------     ----------


NET INCOME                                               106,594         75,425
Less:  Preferred stock dividends accrual                   9,784         14,480
Preferred stock redemption                                    --            471
                                                     -----------     ----------

INCOME FOR COMMON STOCK                               $   96,810     $   61,416
                                                     ===========     ==========

BASIC COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE        84,561         84,560
                                                     ===========     ===========
BASIC & DILUTED EARNINGS (LOSS) PER COMMON SHARE:
     From continuing operations                       $     1.14     $     0.76
     From discontinued operations                             --          (0.03)
                                                     -----------     -----------

BASIC AND DILUTED EARNINGS PER COMMON SHARE           $     1.14     $     0.73
                                                     ===========     ==========

    The accompanying notes are an integral part of the financial statements.



                            PUGET SOUND ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)
Three Months Ended September 30,                       1998                1997
---------------------------------                      ----                ----

Net Income                                     $     21,091         $    11,998
Other comprehensive income, net of tax:
     Unrealized holding losses on available
          for sale securities                        (6,586)                 --
                                               ------------         -----------

Comprehensive Income                           $     14,505         $    11,998
                                               ============         ===========





                            PUGET SOUND ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

Nine Months Ended September 30,                        1998                1997
--------------------------------                       ----                ----
Net Income                                     $    106,594         $    75,425
Other comprehensive income, net of tax:
     Unrealized holding losses on available
          for sale securities                        (5,806)                 --

                                               ------------         -----------
Comprehensive Income                           $    100,788         $    75,425
                                               ============         ===========


    The accompanying notes are an integral part of the financial statements.


                            PUGET SOUND ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                     ASSETS
                                               September 30         December 31
                                                       1998                1997
                                               ------------         -----------
UTILITY PLANT:
     Electric                                   $ 3,748,565         $ 3,632,652
     Gas                                          1,299,013           1,231,109
     Less: Accumulated depreciation
           and amortization                      (1,689,511)         (1,613,300)
                                                -----------         -----------

          Net utility plant                       3,358,067           3,250,461
                                                -----------         -----------

OTHER PROPERTY AND INVESTMENTS                      249,179             279,644
                                                -----------         -----------

CURRENT ASSETS:
     Cash                                            14,640               7,759
     Accounts receivable                            294,969             280,787
     Materials and supplies, at average cost         61,512              54,423
     Prepayments and other                           11,282               5,420
                                                -----------         -----------
          Total current assets                      382,403             348,389

LONG-TERM ASSETS:
     Regulatory asset for deferred income taxes     259,545             258,430
     Tenaska regulatory asset                       220,102             215,000
     Other                                          138,903             141,446
                                                -----------         -----------

          Total long-term assets                    618,550             614,876
                                                -----------         -----------

TOTAL ASSETS                                    $ 4,608,199         $ 4,493,370
                                                ===========         ===========

    The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                         CAPITALIZATION AND LIABILITIES
                                               September 30         December 31
                                                       1998                1997
                                               ------------         -----------
CAPITALIZATION:
    Common shareholders' investment:
       Common stock, $10 stated value,
       150,000,000 shares authorized,
       84,560,567 and 84,560,645 shares
       outstanding                              $   845,606         $   845,606
    Additional paid-in capital                      450,763             450,845
    Earnings reinvested in the business              26,221              46,672
    Accumulated other comprehensive income            9,148              14,954
                                                -----------         -----------
                                                  1,331,738           1,358,077
    Preferred stock not subject to
      mandatory redemption                           95,265              95,488
    Preferred stock subject to
      mandatory redemption                           73,162              78,134
    Corporation  obligated,   mandatorily
      redeemable  preferred  securities  of
      subsidiary trust holding solely junior
      subordinated debentures of the
      corporation                                   100,000             100,000
    Long-term debt                                1,524,739           1,411,707
                                                -----------         -----------
           Total capitalization                   3,124,904           3,043,406
                                                -----------         -----------

CURRENT LIABILITIES:
    Accounts Payable                                168,045             116,548
    Short-term debt                                 358,741             372,538
    Current maturities of long-term debt             57,000              51,000
    Purchased gas liability                           2,970                 876
    Accrued expenses:
      Taxes                                          58,709              73,636
      Salaries and wages                             16,088              15,326
      Interest                                       29,683              27,704
      Other                                          21,751              33,198
                                                -----------         -----------
          Total current liabilities                 712,987             690,826
                                                -----------         -----------

DEFERRED INCOME TAXES                               632,355             629,018
                                                -----------         -----------
OTHER DEFERRED CREDITS                              137,953             130,120
                                                -----------         -----------
TOTAL CAPITALIZATION AND LIABILITIES            $ 4,608,199         $ 4,493,370
                                                ===========         ===========

    The accompanying notes are an integral part of the financial statements.


                            PUGET SOUND ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
Nine Months Ended September 30,                        1998                1997
--------------------------------                       ----                ----
OPERATING ACTIVITIES:
Income from continuing operations                $  106,594          $   78,047
Adjustments to reconcile income from
  continuing operations to net cash
  provided by operating activities:
     Depreciation and amortization                  123,171             122,811
     Deferred income taxes and tax credits - net      2,223               3,192
     PRAM accrued revenues                               --              40,777
     Other                                           40,667              77,916
     Change in certain current assets
       and liabilities (Note 5)                       2,824              (6,634)
--------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities   275,479             316,109
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Construction expenditures - excluding
  equity AFUDC                                     (230,744)           (176,306)
Additions to energy conservation program             (4,730)             (2,849)
Cash received from sale of conservation assets-net       --              34,380
Other                                                (3,885)             17,785
--------------------------------------------------------------------------------
          Net Cash Used by Investing Activities    (239,359)           (126,990)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Decrease in short-term debt, net                    (13,797)            (29,591)
Dividends paid                                     (127,037)           (127,664)
Issuance of common and preferred securities              --             100,066
Issuance of Bonds                                   200,000                  --
Redemption of bonds and notes                       (81,002)                 (1)
Redemption of common and preferred stock             (5,236)           (128,742)
Issue costs of bonds and stock                       (2,167)             (1,530)
--------------------------------------------------------------------------------
          Net Cash Used by Financing Activities     (29,239)           (187,462)
--------------------------------------------------------------------------------
Increase in cash from continuing operations           6,881               1,657
Decrease in cash from discontinued operations:
  Investing activities                                   --              (2,622)
--------------------------------------------------------------------------------
Net Increase (decrease) in cash                       6,881                (965)
Cash at Beginning of year                             7,759               4,335
Adjustment to conform fiscal year of WECo                --                  39
================================================================================
Cash at End of Period                            $   14,640          $    3,409
================================================================================

    The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The order approving the merger, issued by the Washington Commission, contains a rate plan that is designed to provide a five-year period of rate certainty for customers and provide the Company with an opportunity to achieve a reasonable return on investment. As required under the merger order, the Company filed tariffs, effective February 8, 1997, that resulted in an average electric rate decrease of 5.6% related to the termination of the Periodic Rate Adjustment Mechanism ("PRAM"), and an increase in electric general rates of between 1.0% and 2.5%, depending on rate class. The general tariff rate increase had a positive impact on earnings while the decrease related to the PRAM did not affect earnings because all previously accrued PRAM revenues were fully collected. The net impact on customer rates was an average rate decrease of 3.7%, including a decrease in residential rates of 3.2%. General electric tariff rates were stipulated to increase between 1.0% to 1.5% depending on rate class on January 1 of each of the three following years, while those for certain customers will increase by 1.5% in the fourth year. General rates for all classes of natural gas customers will remain unchanged until January 1, 1999, when they will decrease sufficiently to reduce gas sales margin by 1 percent.

(3)      EARNINGS PER COMMON SHARE

         Basic earnings per common share have been computed based on weighted average common shares outstanding of 84,561,000 for the three and nine months ended September 30, 1998 and 84,561,000 and 84,560,000 for the three and nine months ended September 30, 1997, respectively.

         Diluted earnings per common share have been computed based on weighted average common shares outstanding of 84,696,000 and 84,680,000 for the three and nine months ended September 30, 1998 and 84,626,000 and 84,618,000 for the three and nine months ended September 30, 1997, respectively. These shares include the dilutive effect of securities related to long-term employee compensation plans approved by shareholders.

(4)      DISCONTINUED OPERATIONS

     On March 5, 1997, the Company conveyed its interests in undeveloped coal properties through its wholly-owned subsidiary Thermal Energy, Inc. to Wesco Resources, Inc. effective February 1, 1997. The Company's remaining $4.0 million investment in Thermal Energy, Inc. was written off to expense and appears in the consolidated financial statement as discontinued operations.

(5)      CONSOLIDATED STATEMENTS OF CASH FLOWS

         The following  provides  additional  information  concerning  cash flow activities:
Nine Months Ended September 30                         1998                1997
------------------------------                  -----------         -----------
Changes in current asset and
 current liabilities:
  Accounts receivable                             $ (14,182)           $ 95,921
  Materials and supplies                             (7,090)             (1,671)
  Prepayments and Other                              (5,862)              2,386
  Purchased gas liability                             2,094             (29,314)
  Accounts payable                                   51,497             (42,680)
  Accrued expenses and Other                        (23,633)            (31,276)
================================================================================
Net change in current assets and
  current liabilities                               $ 2,824            $ (6,634)
================================================================================
Cash payments:
  Interest (net of capitalized interest)           $103,495            $ 81,123
  Income taxes                                      $66,360             $(2,152)
--------------------------------------------------------------------------------


(6)      OTHER

         On June 15, 1998 the Company issued $200 million principal amount of Senior Medium-Term Notes, Series A. The Notes are due June 15, 2018 with an interest rate of 6.74%.

         In September 1998, the Company filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of Senior Notes, secured by a pledge of First Mortgage Bonds. The Senior Notes may be offered in one or more series at prices and on terms to be determined at the time of offering.

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

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's business includes some forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," and similar expressions identify forward-looking statements involving risks and uncertainties. Those risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric and gas industries and the outcome of regulatory proceedings related to that restructuring. The ultimate impacts of both increased competition and the changing regulatory environment on future results are uncertain, but are expected to fundamentally change how the Company conducts its business. The outcome of these changes and other matters discussed below may cause future results to differ materially from historic results, or from results or outcomes currently expected or sought by the Company.

                              RESULTS OF OPERATIONS

         Net income for the three months ended September 30, 1998, was $21.1 million on operating revenues of $427.4 million, compared with net income of $12.0 million on operating revenues of $341.0 million for the same period in 1997. Income for common stock was $17.9 million for the third quarter of 1998 and $9.0 million for the third quarter of 1997. Basic and Diluted earnings per common share were $0.21 for the third quarter of 1998 compared to $0.11 for the third quarter of 1997.

         For the first nine months of 1998, net income was $106.6 million on operating revenues of $1,315.0 million, compared with net income of $75.4 million on operating revenues of $1,157.1 million for the corresponding period in 1997. Income for common stock was $96.8 million for the first nine months of 1998 and $61.4 million for the same period in 1997. Basic and diluted earnings per common share were $1.14 for the nine months ended September 30, 1998 and $0.73 for the same period in 1997.

         The increase in net income and earnings per share for the first nine months of 1998 compared to the first nine months of 1997 is primarily the result of the absence of the after-tax charge of $36.3 million (43 cents per share) for costs related to the merger which was recorded in the first quarter of 1997. Net income for the first nine months of 1997 also included an after-tax charge of $2.6 million (3 cents per share), related to a write off of the Company's remaining investment in undeveloped coal reserves and related activities in southeastern Montana. These charges in the first nine months of 1997 were partially offset by $13.6 million (16 cents per share) of one time benefits related to an income tax refund received in the second quarter of 1997.
Excluding the impact of these charges and credits to income, continuing operations for the first nine months of 1998 produced earnings of $1.14 per share compared to $1.03 in the first nine months of 1997.

         Total kilowatt-hour sales were 7.9 billion, including 3.3 billion in sales to other utilities, for the third quarter of 1998, compared to 7.1 billion, including 2.6 billion in sales to other utilities, for the third quarter of 1997. For the nine month periods ended September 30, 1998 and 1997, total kilowatt-hour sales were 21.8 billion, including 6.6 billion in sales to other utilities, and 19.9 billion, including 5.0 billion in sales to other utilities, respectively.

         Total gas sales in the third quarter of 1998 were 127.7 million therms compared to 128.9 million therms in the third quarter of 1997. Total gas sales for the nine months ended September 30, 1998, were 678.6 million therms compared to 686.1 million therms in the nine months ended September 30, 1997.

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

                              Results of Operations
                           Comparative Periods Ending
                    September 30, 1998 vs. September 30, 1997
                               Increase (Decrease)

                                                      Three                Nine
                                                      Month               Month
                                                     Period              Period
                                                     --------------------------
                                                             (In Millions)

Operating revenue changes
  General rate increases
    (effective 2/10/97 and 1/1/98)                     $3.4               $14.4
  PRAM revenues                                          --                44.8
  BPA Residential Purchase & Sale Agreement            (0.5)                0.2
  Sales to other utilities                             72.5                93.4
  Electric load and other changes                      11.4                19.9
  Gas revenue change                                    3.8                  --
  Other revenue changes                                (4.2)              (14.7)
                                                     ------              ------

          Total operating revenue change               86.4               158.0
                                                     ------              ------

Operating expense changes Energy costs:
          Purchased electricity                        68.4                96.6
          Purchased gas                                 0.7                (0.1)
          Electric generation fuel                      3.4                 6.7
          Residential exchange credit                   2.1                11.4
  Utility operations and maintenance                   (3.5)              (12.4)
  Other operations and maintenance                     (4.4)              (13.2)
  Depreciation and amortization                        (4.5)                0.4
  Merger costs                                           --               (55.8)
  Taxes other than federal income taxes                 0.4                 1.9
  Federal income taxes                                  9.4                61.3
                                                     ------              ------

          Total operating expense change               72.0                96.8
                                                     ------              ------

Other income                                           (0.3)              (18.6)

Interest charges                                        5.0                14.0
                                                     ------              ------

          Income from continuing operations             9.1                28.6

Discontinued operations, net of tax                      --                (2.6)
                                                     ------              ------

          Net income change                            $9.1               $31.2
                                                     ======              ======

     The following is additional information pertaining to the changes outlined in the above table.


         OPERATING REVENUES

         Electric operating revenues for both the three and nine month periods ended September 30, 1998, increased compared to the same periods in 1997 due to an overall average 1.8% general rate increase effective February 8, 1997 and an overall average 1.2% general rate increase on January 1, 1998.

         Electric operating revenues for the nine months ended September 30, 1998, increased $172.7 million compared to the same period in 1997 partially as a result of a $48.6 million PRAM revenue reduction in the first quarter of 1997 associated with an IRS 1991-1994 Conservation tax refund and related interest income. Based on the Company's agreement with the Washington Commission, the benefit of the tax refund was passed on to retail customers as a reduction of the PRAM accrued revenue balance. The $48.6 million revenue reduction in the nine month period ended September 30, 1997 was offset by a decrease in federal, state and local taxes as well as a decrease in interest expense and a recognition of interest income.

         Revenues in 1998 and 1997 were reduced because of the credit that the Company received through the Residential Purchase and Sale Agreement with the Bonneville Power Administration ("BPA"). The agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. On January 29, 1997, the Company and BPA signed a Residential Exchange Termination Agreement. The Agreement ends the Company's participation in the Residential Purchase and Sale agreement with BPA. As part of the Termination Agreement, the Company will receive payments by the BPA of approximately $235 million over five years. Under the rate plan approved by the Washington Commission in its merger order, the Company will continue to reflect, in customers' bills, the current level of Residential Exchange benefits. Over the remainder of the Residential Exchange Termination Agreement from October 1998 through June 2001, it is projected that the Company will credit customers approximately $193.3 million more than it will receive from BPA during the following periods:

                                                         Dollars in
                                 Period                    Millions
                                 ------                  ----------
                         October- December 1998               $ 9.5
                        January - December 1999                71.6
                        January - December 2000                71.8
                          January - June 2001                  40.4
                                                             ------
                                                             $193.3

         Electric sales to other utilities increased $72.5 million and $93.4 million in the quarter and nine months ended September 30, 1998, respectively, over the same period in 1997 as wholesale sales to Duke Energy Trading and Marketing and other transactions in which energy is delivered within the next thirty days have increased. While wholesale sales volumes increased 27% and 34% in the three and nine months ended September 30, 1998 compared to the same periods in 1997, the dollar volumes associated with the sales increased more dramatically because of higher wholesale market prices for electric energy. Related power cost expenses for the periods also increased as the Company generated and purchased more power for these sales. (See discussion of agreement with Duke Energy Trading and Marketing under "Other".)

         Electric revenues increased $11.4 million and $19.9 million for the quarter and nine months ended September 30, 1998 compared to the same periods in 1997 primarily as a result of 2% growth in the number of electric customers served as well as strong commercial and industrial customer sales.

         Gas operating revenues for the quarter ended September 30,1998 increased $3.8 million or 8.3% from the prior year quarter while gas volumes decreased 1.0% from 128.9 million therms to 127.7 million therms. This resulted from a decrease in industrial firm and transportation sales volumes with lower prices and margins and an increase in residential firm sales with a higher price and margin. Gas sales margin (regulated utility sales less the cost of gas sold) increased by $2.1 million, or 7.9% in the third quarter of 1998 compared to the same period in 1997.

         Gas operating revenues for the nine months ended September 30, 1998 and September 30, 1997, were $274.5 million and $274.6 million, respectively. During this period, a 4.4% increase in gas customers was offset by the negative impact of warmer weather on the company's gas heating load in the first quarter of 1998 compared to 1997. Gas margin in the nine months ended September 30, 1998 decreased slightly by $0.6 million or 0.4%.

         Other revenues decreased in both the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 due primarily to the sale of an unregulated subsidiary (Washington Energy Services Company) in October 1997.

OPERATING EXPENSES

         Purchased  electricity  expenses  increased  $68.4  million  and  $96.6 million for the three and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The increases were due primarily to increased secondary power purchases from other utilities to support wholesale sales and higher payments for firm power purchases from non-utility generators.

         Fuel expense increased $3.4 million and $6.7 million in the three and nine month periods ended September 30, 1998, respectively, as compared to the same periods in 1997 primarily due to the Company generating more electricity at Company-owned gas-fired combustion turbine plants. These increases were partially offset by reductions to Colstrip fuel expense. In September 1998, the Company recorded a reduction of $4.9 million in fuel expense and $3.5 million of interest income related to the resolution of outstanding issues with the Colstrip coal supplier.

         Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA decreased $2.1 million and $11.4 million in the three and nine months ended September 30, 1998 when compared to the same periods in 1997. The primary reason for the decrease was the Residential Exchange Termination Agreement between the Company and BPA in January 1997.

         Utility Operations and maintenance expenses decreased $3.5 million and $12.4 million for the three and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The decreases are primarily the result of improved operating efficiencies as a result of the merger in 1997.

         Other operations and maintenance expenses decreased $4.4 million and $13.2 million for the three and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The decreases are primarily the result of the sale of the Company's unregulated subsidiary Washington Energy Services Company in October 1997.

         Depreciation and amortization expense decreased $4.5 million and increased $0.4 million for the three and nine month periods ended September 30, 1998, respectively, from the same periods in 1997. The decrease in the quarter was the result of an August 1997 Washington Commission Order which authorized the Company to record interest income of $8.3 million related to a conservation tax refund but required the Company to expense deferred storm damage costs in the amount of $7.4 million, and establish a $1.0 million reserve to cover the costs of a Company retail pilot program.

         Merger related costs recorded in the nine months ended September 30, 1997, were $55.8 million including amounts related to transaction expenses, employee separation and systems and facilities integration. On an after-tax basis the charge was $36.3 million or 43 cents per share during the first nine months of 1997. (See Footnote 2 to the Consolidated Financial Statements.)

         Federal income taxes increased $9.4 million for the three months ended September 30, 1998, primarily due to higher pre-tax operating income from continuing operations for the quarter.

         Federal income taxes increased $61.3 million for the nine months ended September 30, 1998 from the same period in 1997 due to higher pre-tax operating income from continuing operations in 1998 and a number of factors in 1997. An IRS tax refund related to the method of accounting for taxes on conservation expenditures during the first quarter of 1997 decreased federal income taxes by $26.5 million. In addition, there was a $17.0 million reduction associated with a decrease in PRAM revenues of $48.6 million. Merger costs expensed in the first quarter of 1997 further reduced federal income taxes by $19.3 million.

OTHER INCOME

         Other income, net of federal income tax, decreased $0.3 million and $18.6 million for the three months and nine months periods ending September 30, 1998, respectively, compared to the same periods in 1997. In September, 1998 the Company recorded $4.5 million of interest income related to the resolution of outstanding issues with a coal supplier. In September 1997, the Company recorded $8.4 million of interest income associated with a conservation tax refund under an order from the Washington Commission which authorized the Company to record the interest income and to write-off deferred storm damage costs in the amount of $7.4 million and establish a $1.0 million reserve to cover the costs of a Company retail pilot program. The decrease in the nine month period ending September 30, 1998, was also due to the receipt of interest income in 1997 of $13.6 million from the IRS on tax refunds for prior years in connection with a plant abandonment loss, conservation tax refunds and certain additional research and experimental credits claimed for tax purposes.

INTEREST CHARGES

     Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $5.0 million and $14.0 million for the three and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997 as a result of the issuance of $300 million 7.02% Senior Medium-Term Notes, Series A, in December 1997, the issuance of $100 million 8.231% Capital Trust Debentures in June 1997 and the issuance of $200 million 6.74% Senior Medium-Term Notes, Series A in mid-June 1998. These increases were partially offset by the maturity of $100 million Secured Medium-Term Notes, Series A in October 1997, $10 million Secured Medium-Term Notes, Series B in February 1998 and $5 million Secured Medium-Term Notes, Series B in March 1998.

                  CONSTRUCTION, CAPITAL RESOURCES AND LIQUIDITY

         Construction expenditures (excluding AFUDC) for the third quarter of 1998 were $89.3 million, including $2.4 million of conservation expenditures, compared to $61.4 million, including $2.3 million of conservation expenditures, for the third quarter of 1997. Year-to-date construction expenditures (excluding AFUDC) totaled $229.7 million, including $4.7 million of conservation expenditures, compared to $175.3 million, including $2.7 million of conservation expenditures, for the same period in 1997. Construction expenditures (excluding AFUDC) for 1998 and 1999 are expected to be $311 million and $274 million, respectively. Construction expenditure estimates are subject to periodic review and adjustment.

            Cash provided by operations (net of dividends and AFUDC) as a percentage of construction expenditures (excluding AFUDC) was 0.0% and (42.5)% for the third quarters of 1998 and 1997, respectively. Cash provided by operations (net of dividends and AFUDC) as a percentage of construction expenditures (excluding AFUDC) was 62.1% and 105.4% for the nine month periods ended September 30, 1998 and 1997, respectively.

         On September 30, 1998, the Company had available $375.0 million in lines of credit with various banks, which provide credit support for outstanding commercial paper borrowing of $112.2 million, reducing the available borrowing capacity under these lines of credit to $262.8 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements.

                              YEAR 2000 CONVERSION
BACKGROUND

The Year 2000 problem results from the use of two digits rather than four digits in computer hardware and software to define the applicable year (i.e. 98 instead of 1998). If not corrected on computer systems that must process dates both before and after January 1, 2000, two digit year "fields" may create processing errors or system failures. The Company's goal is to be Year 2000 ready which means that critical systems, devices, applications and business relationships have been evaluated and are expected to be suitable for continued use into and beyond the Year 2000, or contingency plans are in place.

PROJECT APPROACH AND PROGRESS

The Company has established a central project team to coordinate all Year 2000 activities and identified exposure in three categories: information technology; embedded chip technology; and external non-compliance by customers and suppliers. The project team is taking a phased approach in conducting the Year 2000 project for its internal systems. The phases include inventory, assessment, planning/prioritizing, remediation, testing, implementation and contingency planning. In addition, the Company has engaged outside consultants and technicians to aid in formulating and implementing its plan. All business units, excluding embedded systems, have completed the discovery phase. Assessment is scheduled to continue until November 1998, with remediation, testing and implementation scheduled to be completed during the second quarter of 1999.

The Company has been upgrading mainframe and client server financial and business applications since 1997 and replacing many of its business systems as part of its business plans following its merger in 1997. In September , 1998, the Company implemented a SAP business system which includes substantially all of the Company's business applications with the exception of its customer service information system. Implementation of a new customer service information system is currently scheduled to begin in the fourth quarter of 1998 and to be complete by mid-year 1999. The new systems and software are designed to be Year 2000 compliant. The remainder of the applications and operating environments are in the remediation/testing phase. Full implementation of all applications and components of the Company's internal systems are scheduled for completion by mid-year 1999.

A specialized team has been formed by the Company to inventory, assess and remediate embedded technology in its generation, transmission and distribution systems for both gas and electric operations. The project is currently in the discovery phase. An engineering consulting firm has been retained to assist the Company in accelerating the assessment phase of the project. The consulting firm has an assessment database of 30,000 components used in the utilities industry. The assessment phase is scheduled to be completed in December 1998. At that time, remediation, testing and implementation will commence, and are scheduled to be completed by the end of the second quarter of 1999. Contingency planning specific to the Year 2000 issue will begin in November 1998, yielding preliminary plans by the end of 1998. These plans will be refined and updated as remediation and test results are analyzed, and are scheduled for completion in third quarter of 1999.

The Company is also communicating with suppliers, financial institutions and other business partners to coordinate Year 2000 conversion and determine the extent to which the Company is exposed to third party compliance failures. Approximately 20% of vendors and suppliers have been contacted to date. All third party assessment is scheduled to be completed in January 1999.

In addition, the Company is working with various industry groups including the North American Electric Reliability Council (NERC) and the regional reliability council, the Western Systems Coordinating Council (WSCC) in an effort to make electricity production and delivery systems reliable during the millennium transition. The United States Department of Energy has asked NERC to assume a leadership role in preparing the U.S. electric industry for the transition to the Year 2000.

COSTS

While the replacement of business systems under business plans developed as a result of the 1997 merger are not included in the Company's Year 2000 project, those replacements substantially reduce the number of internal business applications that require remediation. In addition to the costs of replacing new business systems, the Company has expended approximately $1.0 million through September 30, 1998 on Year 2000 remediation efforts, exclusive of internal labor costs. Although it is difficult to determine the total remaining costs of implementing the Year 2000 plan, the Company's current estimate is approximately $11 million. Approximately one third of these costs will be capitalized and the remainder will be expensed.

RISK ASSESSMENT

The Company's current customer service information system is not Year 2000 compliant and is being replaced. The implementation is expected to be completed by mid-year 1999. The Company's ability to invoice and collect for services is dependent upon implementation of the new system or remediation of the current system. If the system is not implemented (or the current system remediated) by the year 2000, certain normal business activities such as customer billing and collections could be adversely affected by interruptions.

The electric power-supply systems of North America are connected into three major interconnections called grids. The western grid covers the western third of the U.S., western Canada and parts of Mexico. Operational component failures of any entity connected to the grid could cause failures in that grid. The Company will need to continue to assess this risk as the millennium approaches to evaluate the likelihood of power failures and develop approaches for mitigating the risk of failures.

Much of the natural gas and electric systems are comprised of wires, poles and pipes containing no imbedded chips. However, these systems do employ some computer components that could be affected by the Year 2000 transition. Since many of the components used by the Company exist in multiple sub-station locations, there is a risk that a component could be missed, a component manufacturer could provide erroneous information, or the component (while deemed and tested compliant) could fail in a specific configuration found at the Company . The Company has formed a special team to handle these types of components (embedded systems), and retained an engineering firm with specific utility experience to assist in the effort.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, Company business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and the Year 2000 readiness of its material vendors. The Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

CONTINGENCY PLANS

The Company has started a process to identify various scenarios that could occur in the event that Year 2000 issues are not resolved in a timely manner. Existing emergency preparedness plans will be updated, and contingency plans will be developed as necessary to address the risk scenarios. Contingency planning is scheduled to continue through the third quarter of 1999.

FORWARD LOOKING STATEMENTS

Readers are cautioned that forward-looking statements contained in the Year 2000 update are based on management's best estimates and may be influenced by factors that could cause actual outcomes and results to be materially different than projected. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement new systems in a timely manner, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with Year 2000 issues that may affect its operations and business, or expose it to third-party liability.

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

         Under the terms of the agreement, DETM performs the forward electric energy trading function. As a result, the Company's future wholesale "sales to other utilities" revenues and related "secondary purchase" power expenses, which previously have reflected trading activity by the Company, will be lower than amounts which the Company would report absent this agreement. During the third quarter of 1998, the Company continued to execute in its own name transactions in which electric energy is delivered within the next thirty days. Therefore, during this interim period, the Company's results include those transactions. When fully implemented, the Company will only record as "sales to other utilities" or "secondary purchases" sales to or purchases from DETM reflecting the Company's net energy surplus or deficiency over the reporting period. The Company will also record its share of the benefits that result from the agreement. The agreement provides that forward trading activities will be conducted according to DETM's energy price risk and credit policies, and that the Company is not responsible for any losses caused by deviation from these policies.

         On June 25, 1998, the Company received approval from the Washington Commission to begin a new performance-based mechanism for strengthening its gas-supply  purchasing and  gas-storage  practices.  The Purchase Gas Adjustment
(PGA) Incentive Mechanism, which encourages competitive gas purchasing and management of pipeline and storage-capacity became effective July 1, 1998. Incentive gains and losses from the three-year experimental program are shared between customers and shareholders. Currently, the Company manages more than 40 natural gas supply and pipeline contracts, making sure that supplies arrive in sufficient quantities through pipeline capacity contracts. It purchases natural gas supplies from producers primarily in western Canada and the U.S. Rocky Mountains. The Company's supply portfolio includes low-cost natural gas purchased during the summer and stored for winter use. The Company expects the PGA Incentive Mechanism to produce modest increases in gas margin. No gains or losses were recognized in the third quarter of 1998 as realized amounts were below minimum thresholds for ratemaking purposes.

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

     On November 2, 1998, the Company announced it signed an agreement to sell the Company's 735-megawatt interest in the four-unit, coal-fired Colstrip generation plant in eastern Montana, as well as associated transmission facilities. The Company signed the agreement with PP&L Global, Inc., of Fairfax, Virginia, a subsidiary of PP&L Resources, Inc. Included in the sale are the Company's 50 percent interest in Colstrip Units 1 and 2; 25 percent interest in Units 3 and 4; and associated Colstrip transmission capacity across Montana. The sales price is expected to be $549 million before taxes and expenses. The net book value of these assets and related regulatory assets is approximately $464 million. The Company expects the Colstrip sale to close in the second half of 1999. Completion of the sale is contingent on receipt of acceptable regulatory treatment from the Washington Utilities and Transportation Commission and the Federal Energy Regulatory Commission.

         The Company has also agreed to join with the other owners of the coal-fired generating plant at Centralia, Washington by offering for sale its 92 megawatt ownership interest in the facility. As part of the sale process, an independent consultant has been hired to review the projected reclamation liability related to the coal mining operations (the study is scheduled for completion in early 1999).

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

PART II       OTHER INFORMATION
Item 1        LEGAL PROCEEDINGS

         Contingencies arising out of the normal course of the Company's business, exist at September 30, 1998. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Item 6        EXHIBITS AND REPORTS ON FORM 8-K

      (a)     The following exhibits are filed herewith:

              12-a Statement setting forth computation of ratios of earnings to fixed charges (1993 through 1997 and 12 months ended September 30, 1998)

              12-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1993 through 1997 and 12 months ended September 30, 1998)

              27     Financial Data Schedule

      (b)     Reports on Form 8-K

              None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PUGET SOUND ENERGY, INC.


                                       JAMES W. ELDREDGE
                                       ----------------------------------
                                       JAMES W. ELDREDGE
                                       Corporate Secretary and Controller

Date: November 13, 1998                Chief accounting officer and officer duly
                                       authorized to sign this report on behalf of the registrant