Form 10-K/A
period 1998-12-31
PUGET SOUND ENERGY INC
filed 1999-04-30
CIK 81100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A

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

                                                           NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                                            ON WHICH LISTED
---------------------------------------------------------- ---------------------
  Common Stock, without par value,
  $10 stated value                                                   N. Y. S. E.

  Preference Share Purchase Rights                                   N. Y. S. E.

  7.45% Series II, Preferred Stock
  (Cumulative, $25 Par Value)                                        N. Y. S. E.

  8.50% Series III, Preferred Stock
  (Cumulative, $25 Par Value)                                        N. Y. S. E.

Securities registered pursuant to Section 12(g) of the Act:

  TITLE OF EACH CLASS
----------------------------------------------------------

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

       On December 19, 1997, the Company was issued a 50 year license by FERC for its existing and operating White River project which includes authorization to install an additional 14,000 KW generating unit. The Company has filed for a rehearing with FERC on conditions of the license related to measures designed to enhance salmon runs on the White River, because those conditions may make the plant uneconomic to operate. The outcome of the Company's appeal before the FERC is uncertain at this time. The initial license for the existing and operating Snoqualmie Falls project expired in December 1993, and the Company continues to operate this project under a temporary license. The Company is continuing the FERC application process to relicense this project. The Company has also applied for a license to expand its existing 1,750 KW Nooksack Falls project which is currently unlicensed and not operating because of an electric generator fire in 1996.


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

Capacity Release
       FERC provided a capacity release mechanism as the means for holders of firm pipeline and storage entitlements to relinquish temporarily unutilized capacity to others in order to recoup all or a portion of the cost of such capacity. Capacity may be released through several methods including open bidding and by pre-arrangement. The Company continues to successfully mitigate a substantial portion of the demand charges related to both storage and NPC and PGT pipeline capacity not utilized during off-peak periods. WNG CAP I, a wholly owned subsidiary of the Company, was formed to provide additional flexibility and benefits from capacity release. Washington Energy Gas Marketing Company("WEGM"), a wholly-owned subsidiary of the Company, also markets excess capacity on the PGT pipeline. (See Note 17 to the Consolidated Financial Statements.)

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
------------------------------------------------ --------- ----------- --------

       The following information pertains to the changes outlined in the table above:

Operating Revenues - Electric
       Electric operating revenues increased $18.5 million in 1998 and $16.9 million in 1997 when compared to the prior years due to an overall average 1.8% general rate increase effective February 8, 1997 and an overall average 1.2% general rate increase effective January 1, 1998.
     Electric operating revenues in 1998 increased $44.8 million compared to 1997 as a result of a $48.6 million Periodic Rate Adjustment Mechanism ("PRAM") revenue reduction in 1997 associated with an IRS 1991-1994 Conservation tax refund and related interest income. Based on the Company's agreement with the Washington Commission, the benefit of the tax refund was passed on to retail customers as a reduction of the PRAM accruedrevenue balance. The $48.6 million reduction in revenues in 1997 was offset by a decrease in federal, state and local taxes as well as a decrease in interest expense and a recognition of interest income.

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

       Utility operations and maintenance expenses decreased $13.6 million in 1998 compared to 1997. The decrease is primarily the result of the reduction in operating expenses resulting from consolidation of the joint operations of two formerly separate electric and gas utilities with overlapping service territories, the elimination of duplicate administrative functions and the consolidation of Company facilities.

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

Year 2000 Conversion

Background
       The Year 2000 issue results from the use of two digits rather than four digits in computer hardware and software to define the applicable year. If not corrected on computer systems that must process dates both before and after January 1, 2000, two-digit year fields may create processing errors or system failures. The Company expects to be Year 2000 ready which means that all mission-critical systems, devices, applications and business relationships have been evaluated and are suitable for continued use into and beyond the Year 2000, or contingency plans are in place.

Project Approach and Progress

       The number of people working full time on the Company's Year 2000 project fluctuates between 20 and 40; dozens of additional employees contribute some time to the effort each month. The Company has established a central project team to coordinate all Year 2000 activities and identified exposure in three categories: information technology; embedded chip technology; and external non-compliance by customers and suppliers. The project team is taking a phased approach in conducting the Year 2000 project for its internal systems. The phases include inventory, assessment, planning/prioritizing, remediation, testing, implementation and contingency planning. In addition, the Company has engaged outside consultants and technicians to aid in formulating and implementing its plan. All business units have completed the inventory phase, and with the exception of the Company's Customer Information System ("CIS") discussed below, assessment is 95% complete for all business units, with remediation, testing and implementation scheduled to be completed during the second quarter of 1999.

       The Company has been upgrading mainframe and client server financial and business applications since 1997 and replacing many of its business systems as part of its business plans following its merger in 1997. In September 1998, the Company implemented a Systems, Applications, Products in Data Processing ("SAP") business system which includes essentially all of the Company's business applications with the exception of its CIS. This SAP system is Year 2000 compliant. The remainder of applications and operating environments excluding the CIS are in the remediation/testing phase. Full implementation of those applications and components of the Company's internal systems are scheduled for completion by mid-year 1999.
       A new CIS, which is designed to be Year 2000 compliant, is currently being developed by the Company. Development is expected to be completed in 1999. The Company has also begun implementation activities with respect to the new system which will continue during 1999. The Company has also elected to remediate critical elements of its existing CIS for Year 2000 compliance purposes. The Company has formed a specialized team which has completed the inventory phase and is currently conducting assessment and remediation activities for the existing system. The Company expects to complete the assessment phase of this project early in May of 1999 followed immediately by remediation and testing activities which are expected to be completed in the third quarter of 1999.
       A specialized embedded systems team has been formed by the Company to inventory, assess and remediate microprocessor technology in its generation, transmission and distribution systems for both gas and electric operations. The inventory and assessment phases of the project are complete. Although some remediation planning is still in process, significant remediation efforts are underway and proceeding according to schedule. Testing and implementation are scheduled to be completed by the end of the second quarter of 1999. Contingency planning specific to the Year 2000 issue began in November 1998, and initial reports were submitted to the Washington Commission and the North American Electric Reliability Council ("NERC"). These plans will be refined and updated as remediation and test results are analyzed, and are scheduled for finalization in the third quarter of 1999.

     The Company sent letters to its suppliers, financial institutions and other business partners to coordinate Year 2000 conversion and determine the extent to which the Company is exposed to third party compliance failures. Approximately 85% of vendors and suppliers have been contacted to date. All third party assessment is scheduled to be completed in March 1999. If the Company identifies concerns, it follows up with third parties by telephone. In addition, the Company schedules meetings with critical vendors described below in order to assess and monitor compliance measures. Virtually all the vendors and suppliers who have responded to the Company's written requests and follow up telephone calls have indicated either that they are year 2000 compliant or that they expect to be compliant later in 1999. Approximately one-third of the vendors and suppliers have not yet responded to inquiries from the Company. Company line managers are seeking to obtain responses from them as well as to develop alternate sources or other contingency plans for vendors and suppliers who either do not respond or who indicate that they do not expect to be compliant.
     The Company depends upon third parties for a significant portion of its energy supply and transportation. The majority of the high voltage transmission facilities used by the Company are owned and operated by Bonneville Power Administration and the Company's natural gas supplies are transported to its service area by natural gas pipelines in the western United States and Canada. The Company purchases 100% of its natural gas supplies and approximately 75% of its electric power supplies. Major energy suppliers and transporters are considered critical vendors because their failure to supply or deliver energy to the Company could adversely affect the reliability of the Company's electric or gas service to its customers.

       In addition, the Company is working with various industry groups including the NERC and the regional reliability council, the Western Systems Coordinating Council ("WSCC") during the millennium transition. The United States Department of Energy has asked NERC to assume a leadership role in preparing the U.S. electric industry for the transition to the Year 2000.

Costs

       While the replacement of business systems under business plans developed as a result of the Merger are not included in the Company's Year 2000 project, those replacements substantially reduce the number of internal business applications that require remediation. In addition to the costs of replacing new business systems, the Company has expended approximately $3.6 million through December 31, 1998, on Year 2000 remediation efforts, exclusive of internal labor costs. Most of the expenditures through 1998 were for costs associated with the inventory and assessment phases of the Year 2000 project. Although it is difficult to determine the total remaining costs of implementing the Year 2000 plan, the Company's current estimate is approximately $14 million, most of which will be expended for the remediation phase. Approximately $3 million of the remaining expenditures are expected to be capitalized.

Risk Assessment

     The electric power supply systems of North America are connected into three major interconnections called grids. The western grid covers the western third of the U.S., western Canada and parts of Mexico. The BPA is the largest supplier of transmission services in the Pacific Northwest. The Company's reasonably likely worst case scenario is that operational component failures of any entity connected to the grid could cause other failures in that grid. Such failures would adversely affect the Company's ability to provide reliable service to its customers and correspondingly reduce revenues. The Company will need to continue to assess this risk as the millennium approaches to evaluate the likelihood of power failures and develop approaches for mitigating the risk of failures.

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

                                           Date:      April 23, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  SIGNATURE                     TITLE                       DATE
---------------------------- ---------------------------- -------------------


   William S. Weaver           President, Chief Executive    April 23, 1999
----------------------------                              -------------------
  (William S. Weaver)          Officer and Director


   R. R. Sonstelie             Chairman of the Board
----------------------------
  (R. R. Sonstelie)


   Richard L. Hawley           Vice President and Chief
----------------------------
  (Richard L. Hawley)          Financial Officer


   James W. Eldredge           Corporate Secretary
----------------------------
  (James W. Eldredge)          and Controller and
                               Chief Accounting Officer


   Douglas P. Beighle          Director
----------------------------
  (Douglas P. Beighle)


   Charles W. Bingham          Director
----------------------------
  (Charles W. Bingham)


   Phyllis J. Campbell         Director
----------------------------
  (Phyllis J. Campbell)

  SIGNATURE                    TITLE                        DATE
---------------------------- ---------------------------- -------------------


   Donald J. Covey             Director
----------------------------
  (Donald J. Covey)


   Robert L. Dryden            Director
----------------------------
  (Robert L. Dryden)


                               Director
----------------------------
  (John D. Durbin)


   John W. Ellis               Director
----------------------------
  (John W. Ellis)


   Daniel J. Evans             Director
----------------------------
  (Daniel J. Evans)


   Tomio Moriguchi             Director
----------------------------
  (Tomio Moriguchi)


   Sally G. Narodick           Director
----------------------------
  (Sally G. Narodick)