Form 10-Q
period 1999-03-31
PUGET SOUND ENERGY INC
filed 1999-05-14
CIK 81100

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                               THE SECURITIES EXCHANGE ACT OF 1934
                               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares of registrant's common stock outstanding at March 31, 1999 was 84,560,545.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                           Page
                                                                         Number

PART I.   FINANCIAL INFORMATION

          Item 1.     Financial Statements

              Consolidated Statements of Income - 3 month periods ended
                March 31, 1999 and 1998                                      3
              Consolidated Statements of Comprehensive Income - 3 month
                periods ended March 31, 1999 and 1998                        4
              Consolidated Balance Sheets - March 31, 1999 and
                December 31, 1998                                            5
              Consolidated Statements of Cash Flows - 3 month periods
                ended March 31, 1999 and 1998                                7
              Notes to Consolidated Financial Statements                     8

          Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                  10

PART II.  OTHER INFORMATION

          Item 1.     Legal Proceedings                                      19
          Item 6.     Exhibits and Reports on Form 8-K                       19

SIGNATURE                                                                    20

PART I        FINANCIAL INFORMATION
Item 1        FINANCIAL STATEMENTS

                             PUGET SOUND ENERGY, INC
                        CONSOLIDATED STATEMENTS OF INCOME
                   For the Three Month Periods Ended March 31
                      (Thousands except per share amounts)
                                   (Unaudited)
                                                         1999              1998
                                                    ---------         ---------
OPERATING REVENUES:
     Electric                                       $ 400,814         $ 368,596
     Gas                                              170,843           147,822
     Other                                              3,675             8,096
                                                    ---------         ---------
          Total operating revenue                     575,332           524,514
                                                    ---------         ---------
OPERATING EXPENSES:
Energy costs:
     Purchased electricity                            185,156           169,258
     Purchased gas                                     78,256            67,928
     Electric generation fuel                           9,877            11,241
     Residential Exchange                             (11,684)          (15,507)
Utility operations and maintenance                     62,552            60,217
Other operations and maintenance                        7,689             5,683
Depreciation and amortization                          42,621            40,736
Taxes other than federal income taxes                  50,614            45,916
Federal income taxes                                   48,321            40,361
                                                    ---------         ---------
          Total operating expenses                    473,402           425,833
                                                    ---------         ---------

OPERATING INCOME                                      101,930            98,681

OTHER INCOME                                            3,747             1,764
                                                    ---------         ---------

INCOME BEFORE INTEREST CHARGES                        105,677           100,445

INTEREST CHARGES, net of AFUDC                         35,922            34,442
                                                    ---------         ---------

NET INCOME                                             69,755            66,003
Less:  Preferred stock dividends accrual                2,876             3,309

INCOME FOR COMMON STOCK                             $  66,879         $  62,694
                                                    =========         =========

COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE           84,561            84,561
                                                    =========         =========

BASIC & DILUTED EARNINGS PER COMMON SHARE:          $    0.79         $    0.74
                                                    =========         =========

    The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   For the Three Month Periods Ended March 31
                             (Dollars in Thousands)
                                   (Unaudited)
                                                         1999              1998
                                                    ---------        ----------
Net Income                                          $  69,755        $   66,003
Other comprehensive income, net of tax:
     Unrealized holding gains (losses) on
       available for sale securities                     (780)            4,419
                                                    ---------        ----------

Comprehensive Income                                $  68,975        $   70,422
                                                    =========        ==========

   The  accompanying  notes are an  integral  part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)
                                     ASSETS

                                                             MARCH 31,      DECEMBER 31,
                                                                  1999              1998
                                                             ---------      ------------
UTILITY PLANT:
Electric                                                   $ 3,734,778       $ 3,694,593
     Gas                                                     1,303,571         1,278,275
     Common                                                    176,999           179,140
     Less:  Accumulated depreciation and amortization        1,752,994         1,721,096
                                                           -----------       -----------

          Net utility plant                                  3,462,354         3,430,912
                                                           -----------       -----------

OTHER PROPERTY AND INVESTMENTS                                 264,756           260,087
                                                           -----------       -----------

CURRENT ASSETS:

     Cash                                                       48,719            28,216
     Accounts receivable                                       183,039           189,638
     Unbilled revenue                                           93,940           126,740
     Materials and supplies, at average cost                    46,792            58,534
     Purchased gas receivable                                    5,591             5,492
     Prepayments and other                                      11,650             7,990
                                                           -----------       -----------

          Total current assets                                 389,731           416,610
                                                           -----------       -----------

LONG-TERM ASSETS:

     Regulatory asset for deferred income taxes                237,813           241,406
     PURPA buyout costs                                        223,035           221,802
     Other                                                     143,421           138,870
                                                           -----------       -----------

          Total long-term assets                               604,269           602,078
                                                           -----------       -----------

TOTAL ASSETS                                               $ 4,721,110       $ 4,709,687
                                                           ===========       ===========

  The  accompanying  notes are an integral  part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)
                         CAPITALIZATION AND LIABILITIES
                                                             MARCH 31,      DECEMBER 31,
                                                                  1999              1998
                                                             ---------      ------------

CAPITALIZATION:
    Common shareholders' investment:
       Common stock, $10 stated value,
       150,000,000 shares authorized,
       84,560,545 and 84,560,561 shares outstanding        $   845,605       $   845,606
    Additional paid-in capital                                 450,724           450,724
    Earnings reinvested in the business                         75,555            47,548
    Accumulated other comprehensive income                       8,022             8,802
    Preferred stock not subject to
      mandatory redemption                                      90,000            95,075
    Preferred stock subject to
      mandatory redemption                                      65,662            73,162
    Corporation obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely junior subordinated
      debentures of the corporation                            100,000           100,000
    Long-term debt                                           1,714,759         1,475,106
                                                           -----------       -----------
           Total capitalization                              3,350,327         3,096,023
                                                           -----------       -----------

CURRENT LIABILITIES:
    Accounts Payable                                            94,589           163,141
    Short-term debt                                            225,943           450,905
    Current maturities of long-term debt                       107,000           107,000
    Accrued expenses:
      Taxes                                                    115,177            59,764
      Salaries and wages                                        20,112            18,650
      Interest                                                  31,632            39,062
    Other                                                       24,443            23,150
                                                           -----------       -----------
          Total current liabilities                            618,896           861,672
                                                           -----------       -----------

DEFERRED INCOME TAXES                                          630,451           628,554
                                                           -----------       -----------
OTHER DEFERRED CREDITS                                         121,436           123,438
                                                           -----------
TOTAL CAPITALIZATION AND LIABILITIES                       $ 4,721,110       $ 4,709,687
                                                           ===========       ===========

     The  accompanying  notes are an integral  part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Month Periods Ended March 31
                             (Dollars in Thousands)
                                   (Unaudited)
                                                         1999              1998
                                                    ---------         ---------
OPERATING ACTIVITIES:

Net Income                                          $  69,755         $  66,003
Adjustments to reconcile net income
  to net cash provided by operating activities:

     Depreciation and amortization                     42,621            40,736
     Deferred income taxes and tax credits - net        5,490             4,744
     Other                                              4,763            (4,108)
     Change in certain current assets
       and liabilities (Note 3)                        29,568            55,154
-------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities   152,197           162,529
-------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Construction expenditures - excluding equity AFUDC    (92,114)          (67,864)
Additions to energy conservation program                 (678)             (888)
Other                                                   2,620             4,585
-------------------------------------------------------------------------------
          Net Cash Used by Investing Activities       (90,172)          (64,167)
-------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Change in short-term debt, net                       (224,962)          (31,106)
Dividends paid                                        (41,746)          (42,225)
Redemption of preferred stock                         (12,578)           (1,293)
Issuance of bonds                                     250,000                --
Redemption of bonds and notes                         (10,358)          (15,022)
Issue costs of bonds and stock                         (1,878)             (233)
-------------------------------------------------------------------------------
          Net Cash Used by Financing Activities       (41,522)          (89,879)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Net Increase in cash                                   20,503             8,483
Cash at Beginning of year                              28,216            10,729
===============================================================================
Cash at End of Period                               $  48,719         $  19,212
===============================================================================

   The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF CONSOLIDATION POLICY

         The consolidated financial statements include the accounts of Puget Sound Energy, Inc. ("the Company") and its wholly-owned subsidiaries, after elimination of all significant intercompany items and transactions. Certain amounts previously reported have been reclassified to conform with current year presentations with no effect on total equity or net income.

         The consolidated financial statements contained in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected and were of a normal recurring nature. These condensed financial statements should be read in conjunction with the Company's annual report on Form 10-K.

(2)      EARNINGS PER COMMON SHARE

         Basic earnings per common share have been computed based on weighted average common shares outstanding of 84,561,000 for the three months ended March 31, 1999 and 1998.

         Diluted earnings per common share have been computed based on weighted average common shares outstanding of 84,829,000 and 84,661,000 for the three months ended March 31, 1999 and 1998, respectively. These shares include the dilutive effect of securities related to long-term employee compensation plans approved by shareholders.

(3)      CONSOLIDATED STATEMENTS OF CASH FLOWS

         The following provides additional information concerning cash flow activities:

THREE MONTHS ENDED MARCH 31                              1999              1998
---------------------------                              ----              ----
Changes in current asset and current liabilities:

  Accounts receivable and unbilled revenue           $ 39,399          $ 17,664
  Materials and supplies                               11,742            10,370
  Prepayments and Other                                (3,660)              258
  Purchased gas receivable                                (99)           11,470
  Accounts payable                                    (68,552)          (24,928)
  Accrued expenses and Other                           50,738            40,320
==================================================== ========          ========
Net change in current assets and current liabilities $ 29,568          $ 55,154
==================================================== ========          ========
Cash payments:

  Interest (net of capitalized interest)             $ 44,641          $ 31,158
  Income taxes                                             --          $  5,003
---------------------------------------------------- --------          --------

(4)      SEGMENT INFORMATION

       The Company primarily operates in one business segment, Regulated Utility Operations. The Company's regulated utility operation generates, purchases, transports and sells electricity and purchases, transports and sells natural gas. The Company's service territory covers approximately 6,000 square miles in the state of Washington.

       Principal non-utility lines of business include real estate investment and development, home security services and energy-related services. Reconciling items between segments are not material.

       Financial data for business segments are as follows:

  (Dollars in Thousands)               Regulated
  Three Months Ended March 31, 1999      Utility          Other            Total
--------------------------------------------------------------------------------
  Revenues                            $  571,657       $  3,675       $  575,332
  Net Income                              72,559         (2,804)          69,755
  Total Assets                         4,605,932        115,178        4,721,110
--------------------------------------------------------------------------------

                                       Regulated
  Three Months Ended March 31, 1998      Utility          Other            Total
--------------------------------------------------------------------------------
  Revenues                            $  516,418       $  8,096       $  524,514
  Net Income                              64,434          1,569           66,003
  Total Assets                         4,382,097         97,752        4,479,849
--------------------------------------------------------------------------------

(5)      OTHER

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

         During the first quarter of 1999, the Company adopted Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF 98-10") issued by the Emerging Issues Task Force of the Financial Accounting Standards Board. EITF 98-10 addresses accounting for the purchase and sale of energy trading contracts and is effective for fiscal years beginning after December 15, 1998. The conclusion reached by the EITF was that such contracts should be recorded at fair value when entered into for trading activities with the mark-to-market gains or losses recorded in current earnings. The Company does not consider its current operations to meet the definition of trading activities as described by EITF 98-10. Accordingly, the adoption of EITF 98-10 did not have an impact on the Company's financial position or results of operations.

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred and is effective for fiscal years beginning after December 15, 1998. Adoption of SOP 98-5 did not have a material impact on the Company's financial position or results of operations.

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

                              RESULTS OF OPERATIONS

         Net income for the three months ended March 31, 1999, was $69.8 million on operating revenues of $575.3 million, compared with net income of $66.0 million on operating revenues of $524.5 million for the same period in 1998. Income for common stock was $66.9 million for the first quarter of 1999 compared to $62.7 million for the first quarter of 1998. Basic and diluted earnings per share were $0.79 for the first quarter of 1999 compared to $0.74 for the first quarter of 1998.

         The increase in net income and earnings per share in the first quarter of 1999 compared to the first quarter of 1998 is primarily due to increased energy sales during a period of near normal winter temperatures, compared to warmer-than-normal weather in the first quarter last year. Also, favorable hydroelectric conditions in the region during the first quarter of 1999 resulted in improved electric margins. These benefits were partially offset by the added utility operations and maintenance costs of restoring electric service following a number of winter storms in the first quarter of 1999.

         Total kilowatt-hour sales were 8.7 billion, including 2.7 billion in sales to other utilities and marketers, for the first quarter of 1999, compared to 7.6 billion, including 1.9 billion in sales to other utilities and marketers, for the first quarter of 1998.

         Total gas volumes were 392.3 million therms, including 69.1 million therms in transportation volumes for the three months ended March 31, 1999, compared to 351.9 million therms, including 75.7 million therms of transportation, for the same period in 1998.

         The Company's operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers do occur from season to season and from month to month within a season, primarily as a result of weather conditions. The Company normally experiences its highest energy sales in the first and fourth quarters of the year. Electric sales to other utilities and marketers also vary by quarter and year depending principally upon water conditions for the generation of hydroelectric power, retail customer usage and the energy requirements of other utilities.

         Temperatures based on heating-degree-days measured at Seattle-Tacoma airport during the three months ended March 31, 1999, were essentially near normal and 10% colder than the same period in 1998.


                              Results of Operations
                     Comparative Three Month Periods Ending
                        March 31, 1999 vs. March 31, 1998
                               Increase (Decrease)
                                                             THREE MONTH PERIOD
                                                                  (In Millions)
Operating revenue changes

  General rate increase - electric                                         $3.9
  BPA Residential Purchase & Sale Agreement                                (2.2)
  Sales to other utilities and marketers                                   15.1
  Electric load and other changes                                          15.4
  Gas revenue change                                                       23.0
  Other revenue changes                                                    (4.4)
                                                                      ---------
          Total operating revenue change                                   50.8
                                                                      ---------

Operating expense changes
  Energy costs:
          Purchased electricity                                            15.9
          Purchased gas                                                    10.3
          Electric generation fuel                                         (1.4)
          Residential exchange credit                                       3.8
  Utility operations and maintenance                                        2.3
  Other operations and maintenance                                          2.0
  Depreciation and amortization                                             1.9
  Taxes other than federal income taxes                                     4.7
  Federal income taxes                                                      8.0
                                                                      ---------
          Total operating expense change                                   47.5
                                                                      ---------

Other income                                                                2.0

Interest charges                                                            1.5

                                                                      =========
          Net income change                                                $3.8
                                                                      =========

   The following is additional information pertaining to the changes outlined in the above table.

         OPERATING REVENUES - ELECTRIC

         Electric revenues for the quarter ended March 31, 1999 were $400.8 million, up $32.2 million or 8.7% over the same period in 1998. Revenues in the first quarter of 1999 increased $3.9 million compared to the first quarter of 1998 due to a 1% general electric rate increase effective January 1, 1999. Nearly normal temperatures in the quarter ended March 31, 1999 compared to warmer-than-normal weather in the first quarter last year and a 2% increase in the number of electric customers also contributed to the increase in revenues.

         Revenues in 1999 and 1998 were reduced because of the credit that the Company received through the Residential Purchase and Sale Agreement with the Bonneville Power Administration ("BPA"). The agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. A related reduction is included in purchased power expenses. On January 29, 1997, the Company and BPA signed a Residential Exchange Termination Agreement. The Agreement ends the Company's participation in the Residential Purchase and Sale agreement with BPA. As part of the Termination Agreement, the Company will receive payments by the BPA of approximately $235 million over an approximately five-year period ending June 2001. Under the rate plan approved by the Washington Commission in its merger order, the Company will continue to reflect through the rate stability period in customers' bills, the current level of Residential Exchange benefits. Over the remainder of the Residential Exchange Termination Agreement from April 1999 through June 2001, it is projected that the Company will credit customers approximately $148.1 million more than it will receive from BPA during the following periods:

                                             Dollars in
                    Period                     Millions
                    ------                   ----------
              April- December 1999               $ 42.9
            January - December 2000                68.3
              January - June 2001                  36.9
                                             ----------
                                                 $148.1

         Electric sales to other utilities and marketers in the first quarter of 1999 increased $15.1 million or 47 percent over the same period in 1998 as wholesale sales to marketers have increased. Related power cost expenses for the periods also increased as the Company generated and purchased more power for these sales.

OPERATING REVENUES - GAS

         Gas operating revenues for the quarter ended March 31, 1999 increased by $23.0 million from the prior year quarter. Total gas volumes increased 11.5% from 351.9 million therms to 392.3 million therms. Gas margin increased by $12.7 million, or 16.4% in the first quarter of 1999 as compared to the first quarter of 1998. The primary reasons for the increase in gas sales volumes, gas sales revenues and margin in the quarter ended March 31, 1999 were the 4% increase in gas customers and near normal first quarter 1999 average temperatures in the Pacific Northwest as compared to the warmer than normal first quarter 1998 period.

         Other revenues for the quarter ended March 31, 1999 decreased $4.4 million compared to the same period in 1998 due to decreased revenues at the Company's subsidiaries.

OPERATING EXPENSES

         Purchased electricity expenses increased $15.9 million for the first quarter of 1999 compared to the same period in 1998. The increase was due primarily to increased sales of electricity partially offset by more favorable hydroelectric conditions.

         Purchased gas expenses increased $10.3 million for the first quarter of 1999 compared to the first quarter of 1998 primarily due to increased volumes of purchases as a result of higher heating load.

         Fuel expense decreased $1.4 million in the first quarter of 1999 compared to the same period in 1998 primarily as a result of a refund from a coal supplier received in the first quarter of 1999.

         Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA decreased $3.8 million in the three months ended March 31, 1999 when compared to the same period in 1998. The primary reason for the decrease was the Residential Exchange Termination Agreement between the Company and BPA in January 1997 discussed in "Operating Revenues - Electric".

         Utility operations and maintenance expenses increased $2.3 million in the first quarter of 1999 compared to the same period in 1998 primarily due to costs associated with restoring electric service following a number of fierce winter storms. Storm restoration costs were approximately $6.0 million higher in the first quarter of 1999 compared to the same period in 1998. This increase was partially offset by a $2.6 million decrease in vegetation management expense in the first quarter of 1999 compared to the same period in 1998. The Company performed the majority of planned annual vegetation management work in 1998 during the first six months of the year due to the availability of contractors, favorable weather conditions and in anticipation of beginning a new Tree Watch program under which trees are removed outside the Company's rights of way after obtaining customer permission.

         Other operations and maintenance expenses increased $2.0 million in the first quarter of 1999 compared to the first quarter of 1998 primarily due to increased sales expenses at one of the Company's subsidiaries.

         Depreciation and amortization expense increased $1.9 million for the first quarter of 1999 from the same period in 1998 due primarily to the effects of new plant placed into service during the past year.

         Taxes other than federal income taxes increased $4.7 million in the first quarter of 1999 compared to the first quarter of 1998 primarily due to increases in municipal and state excise taxes which are revenue based and increased property taxes.

         Federal income taxes increased $8.0 million for the first quarter of 1999 from the same period in 1998, primarily due to higher pre-tax operating income for the quarter.

OTHER INCOME

         Other income, net of federal income tax, increased $2.0 million in the first quarter of 1999 compared to the same period in 1998 due primarily to decreases in non-utility expenses.

INTEREST CHARGES

         Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $1.5 million for the first quarter of 1999 compared to the same period in 1998 primarily as a result of the issuance of $200 million 6.74% Senior Medium-Term Notes, Series A, in June 1998 and $250 million Senior Medium-Term Notes, Series B, in March 1999. These increases were partially offset by the repayment of $61 million in Secured Medium-Term Notes since February 1999, and the redemption of $30 million 9.14% Secured Medium-Term Notes, Series A, in June 1998.

                  CONSTRUCTION, CAPITAL RESOURCES AND LIQUIDITY

         Construction expenditures which include energy conservation expenditures and exclude AFUDC for the first quarter of 1999 were $90.2 million, including $0.7 million of energy conservation expenditures, compared to $67.2 million, including $0.9 million of energy conservation expenditures, for the first quarter of 1998. Construction expenditures for 1999 and 2000 are expected to be $303 million and $259 million, respectively. Cash provided by operations (net of dividends and AFUDC) as a percentage of construction expenditures
(excluding AFUDC) were 120% and 177% for the first quarters of 1999 and 1998, respectively. Construction expenditure estimates are subject to periodic review and adjustment.

         On March 31, 1999, the Company had available $375 million in lines of credit with various banks, which provide credit support for outstanding bank loans and commercial paper of $36 million, effectively reducing the available borrowing capacity under these lines of credit to $339 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements. There was $190 million outstanding under these arrangements at March 31, 1999.

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

PROJECT APPROACH AND PROGRESS

       The number of people working full time and part time on the Company's Year 2000 project fluctuates between 125 and 150. The Company has established a central project team to coordinate all Year 2000 activities and identified exposure in three categories: information technology; embedded chip technology; and external non-compliance by customers and suppliers. The project team is taking a phased approach in conducting the Year 2000 project for its internal systems. The phases include inventory, assessment, planning/prioritizing, remediation, testing, implementation and contingency planning. In addition, the Company has engaged outside consultants and technicians to aid in formulating and implementing its plan. All business units have completed the inventory and assessment phases. Remediation, testing and implementation for all business units, is scheduled to be completed during the second quarter of 1999 with the exception of the Company's Customer Information System ("CIS") discussed below.

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

       A new CIS, which is designed to be Year 2000 compliant, is currently being developed by the Company. Development is expected to continue in 1999. The Company has also begun implementation activities with respect to the new system which will continue during 1999. The Company has also elected to remediate critical elements of its existing CIS for Year 2000 compliance purposes. The Company has formed a specialized team which has completed the inventory phase and is currently conducting assessment and remediation activities for the existing system. The Company completed the assessment phase of this project in April of 1999. Remediation and testing activities are expected to be completed in the third quarter of 1999.

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

       The Company sent letters to its suppliers, financial institutions and other business partners to coordinate Year 2000 conversion and determine the extent to which the Company is exposed to third party compliance failures. Approximately 99% of vendors and suppliers have been contacted to date. All third party assessment is scheduled to be completed in May 1999. If the Company identifies concerns, it follows up with third parties by telephone. In addition, the Company schedules meetings with critical vendors described below in order to assess and monitor compliance measures. Virtually all the vendors and suppliers who have responded to the Company's written requests and follow up telephone calls have indicated either that they are Year 2000 compliant or that they expect to be compliant later in 1999. Approximately 5% of the vendors and suppliers have not yet responded to inquiries from the Company. Company line managers are seeking to obtain responses from them as well as to develop alternate sources or other contingency plans for vendors and suppliers who either do not respond or who indicate that they do not expect to be compliant.

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

COSTS

       While the replacement of business systems under business plans developed as a result of the Merger are not included in the Company's Year 2000 project, those replacements substantially reduce the number of internal business applications that require remediation. In addition to the costs of replacing new business systems, the Company has expended approximately $5.7 million through March 31, 1999, on Year 2000 remediation efforts, exclusive of internal labor costs. Most of the expenditures through 1998 were for costs associated with the inventory and assessment phases of the Year 2000 project. Although it is difficult to determine the total remaining costs of implementing the Year 2000 plan, the Company's current estimate is approximately $11 million, most of which will be expended for the remediation phase. Approximately $2 million of the remaining expenditures related to replacements of capital assets are expected to be capitalized.

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

CONTINGENCY PLANS

       The Company is identifying various scenarios that could occur in the event that Year 2000 issues are not resolved in a timely manner. These efforts will build upon the work in scenario development and contingency planning that is being done by the WSCC contingency planning task force. A specialized team has been formed that will develop contingency plans and update existing emergency preparedness plans to identify and address risk scenarios for the Company. Contingency planning is scheduled to continue through the third quarter of 1999.

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

                                      OTHER

       In May 1999, the Company sold its investment in the common stock of Cabot Oil and Gas Company. The Company also determined that it would refocus the business of one of its wholly-owned subsidiaries and exit two product lines. The gain from the sale of its investment will exceed the costs of exiting the product lines by approximately $9 million (before consideration of amounts received from sales of the product lines).

       On April 30, 1999, the Company filed a registration statement and prospectus for the formation of a holding company structure. The holding company proposal will be voted upon by shareholders at the Company's annual meeting on June 23, 1999. The proposed holding company structure is also subject to approval by the Washington Utilities and Transportation Commission and the Federal Energy Regulatory Commission.

       The Company has an Optional Large Power Sales Rate and certain "special contracts" for its largest customers. Customers who elect the Optional Large Power Sales Rate are no longer considered "core" customers, and the Company no longer has an obligation to plan for future resources to serve their needs. The non-core customers receive access to electric energy that is priced at current market cost and pay a charge for energy delivery (including a charge for conservation programs) and a transition charge (representing the difference between the Company's present cost and the current market cost of electric energy and capacity). The transition charge will be phased out before the end of the year 2000. Non-core customers also take on the risk that market costs could become volatile and that electricity could be unavailable on the open market. In November 1998, a number of industrial customers filed a complaint with the Washington Commission that the Company was incorrectly billing for energy under the Optional Large Power Sales Rate. If the Washington Commission finds that the Company used an incorrect index, the Company would owe approximately $2.8 million in refunds. However, management believes the proper index has been used and expects the Company will prevail on this issue.

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

INTEREST RATE RISK

       The Company believes interest rate risks of the Company primarily relate to the use of short-term debt instruments and new long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities. The
Company does utilize bank borrowings, commercial paper and line of credit facilities to meet short-term cash requirements. These short-term obligations are commonly refinanced with fixed rate bonds or notes when needed and when interest rates are considered favorable. The Company may enter into swap instruments to manage the interest rate risk associated with these debts, and one interest rate swap was outstanding as of March 31, 1999.

PART II       OTHER INFORMATION

Item 1        LEGAL PROCEEDINGS

         Contingencies arising out of the normal course of the Company's business, exist at March 31, 1999. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 6        EXHIBITS AND REPORTS ON FORM 8-K

      (a)     The following exhibits are filed herewith:

              12-a Statement setting forth computation of ratios of earnings to fixed charges (1994 through 1998 and 12 months ended March 31, 1999)

              12-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1994 through 1998 and 12 months ended March 31, 1999)

              27     Financial Data Schedule

      (b)     Reports on Form 8-K

              Form 8-K dated March 4, 1999, Item 5 - Other Events and Item 7 - Exhibits, related to a Distribution Agreement entered into by the Company for the issuance and sale of Senior Medium-Term Notes, Series B.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PUGET SOUND ENERGY, INC.

                                              JAMES W. ELDREDGE
                                              ------------------------
                                              JAMES W. ELDREDGE

                                              Corporate Secretary and Controller

Date: May 14, 1999                            Chief accounting officer and
                                              officer duly authorized to sign
                                              this report on behalf of the
                                              registrant