Form 10-Q
period 1999-06-30
PUGET SOUND ENERGY INC
filed 1999-08-16
CIK 81100

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended June 30, 1999
                                                                       OR
                  [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR
                               THE SECURITIES EXCHANGE ACT OF 1934
                                (NO FEE REQUIRED)
                           For the Transition period from ________ to _________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares of registrant's common stock outstanding at June 30, 1999 was 84,560,539.

================================================================================

                                Table of Contents
                                                                          Page
                                                                          Number

Part I.   Financial Information

          Item 1.     Financial Statements
              Consolidated Statements of Income - three month
                periods ended June 30, 1999 and 1998                           3
              Consolidated Statements of Income - six month
                periods ended June 30, 1999 and 1998                           4
              Consolidated Statements of Comprehensive Income -
                three month periods ended June 30, 1999 and 1998               5
              Consolidated Statements of Comprehensive Income -
                six month periods ended June 30, 1999 and 1998                 5
              Consolidated Balance Sheets - June 30, 1999
                and December 31, 1998                                          6
              Consolidated Statements of Cash Flows -
                six month periods ended June 30, 1999 and 1998                 8
              Notes to Consolidated Financial Statements                       9

          Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     12

          Item 3.     Quantitative & Qualitative Disclosures About
                      Market Risk                                             20

Part II.  Other Information

          Item 1.     Legal Proceedings                                       22
          Item 4.     Submission of Matters to a Vote of Security Holders     22
          Item 6.     Exhibits and Reports on Form 8-K                        22

Signature                                                                     23

PART I        FINANCIAL INFORMATION
Item 1        Financial Statements

                             PUGET SOUND ENERGY, INC
                        CONSOLIDATED STATEMENTS OF INCOME
                    For the Three Month Periods Ended June 30
                      (Thousands except per share amounts)
                                   (Unaudited)
                                                           1999            1998
                                                      ---------      ----------
OPERATING REVENUES:
     Electric                                         $ 336,895      $  286,913
     Gas                                                 94,173          76,752
     Other                                                4,371           6,562
                                                      ---------      ----------
          Total operating revenues                     435,439          370,227
                                                      ---------      ----------
OPERATING EXPENSES:
Energy costs:
     Purchased electricity                              176,116         137,397
     Purchased gas                                       38,822          32,598
     Electric generation fuel                            11,178           9,500
     Residential Exchange                                (8,631)        (12,063)
Utility operations and maintenance                       60,297          59,229
Other operations and maintenance                          5,522           6,704
Depreciation and amortization                            42,899          40,446
Taxes other than federal income taxes                    41,982          36,877
Federal income taxes                                     12,357           9,850
                                                      ---------      ----------
          Total operating expenses                      380,542         320,538
                                                      ---------      ----------

OPERATING INCOME                                         54,897          49,689

OTHER INCOME                                             13,102           3,862
                                                      ---------      ----------

INCOME BEFORE INTEREST CHARGES                           67,999          53,551

INTEREST CHARGES, net of AFUDC                           36,934          34,009
                                                      ---------      ----------

NET INCOME                                               31,065          19,542
Less:  Preferred stock dividends accrual                  3,013           3,250
                                                      ---------      ----------

INCOME FOR COMMON STOCK                               $  28,052      $   16,292
                                                      =========      ==========

COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE             84,561          84,561
                                                      =========      ==========

BASIC & DILUTED EARNINGS PER COMMON SHARE:            $    0.33      $     0.19
                                                      =========      ==========

    The accompanying notes are an integral part of the financial statements.

                             PUGET SOUND ENERGY, INC
                        CONSOLIDATED STATEMENTS OF INCOME
                     For the Six Month Periods Ended June 30
                      (Thousands except per share amounts)
                                   (Unaudited)
                                                            1999           1998
                                                      ----------     ----------
OPERATING REVENUES:
     Electric                                         $  737,709     $  655,509
     Gas                                                 265,017        224,574
     Other                                                               14,658
                                                      ----------     ----------
                                                           8,046
          Total operating revenues                     1,010,772        894,741
                                                      ----------     ----------
OPERATING EXPENSES:
Energy costs:
     Purchased electricity                               361,272        306,655
     Purchased gas                                       117,079        100,526
     Electric generation fuel                             21,055         20,741
     Residential Exchange                                (20,315)       (27,570)
Utility operations and maintenance                       122,847        119,763
Other operations and maintenance                          13,211         12,388
Depreciation and amortization                             85,520         81,182
Taxes other than federal income taxes                     92,598         82,475
Federal income taxes                                      60,678         50,211
                                                      ----------     ----------
          Total operating expenses                       853,945        746,371
                                                      ----------     ----------

OPERATING INCOME                                         156,827        148,370

OTHER INCOME                                              16,849          5,625
                                                      ----------     ----------

INCOME BEFORE INTEREST CHARGES                           173,676        153,995

INTEREST CHARGES, net of AFUDC                            72,855         68,449
                                                      ----------     ----------

NET INCOME                                               100,821         85,546
Less:  Preferred stock dividends accrual                   5,889          6,558
                                                     -----------     ----------

INCOME FOR COMMON STOCK                               $   94,932     $   78,988
                                                      ==========     ==========

COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE              84,561         84,561
                                                      ==========     ==========

BASIC & DILUTED EARNINGS PER COMMON SHARE:            $     1.12     $     0.93
                                                      ==========     ==========

    The accompanying notes are an integral part of the financial statements.


                            PUGET SOUND ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    For the Three Month Periods Ended June 30
                             (Dollars in Thousands)
                                   (Unaudited)
                                                                            1999             1998
                                                                       ---------        ---------
Net Income                                                             $  31,065        $  19,542
                                                                       ---------        ---------
Other comprehensive income, net of tax:
        Unrealized holding gains (losses) arising during period            4,262           (3,639)
        Reclassification adjustment for gains included in net income     (12,284)              --
                                                                       ---------
                                                                                        ---------
          Other comprehensive income                                      (8,022)          (3,639)
                                                                       ---------        ---------
Comprehensive Income                                                   $  23,043        $  15,903
                                                                       =========        =========





                            PUGET SOUND ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     For the Six Month Periods Ended June 30
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                            1999             1998
                                                                      ----------        ---------
Net Income                                                            $  100,821        $  85,546
                                                                      ----------        ---------
Other comprehensive income, net of tax:
        Unrealized holding gains arising during period                     3,482              780
        Reclassification adjustment for gains included in net income     (12,284)              --
                                                                      ----------
                                                                                        ---------
          Other comprehensive income                                      (8,802)             780
                                                                      ----------        ---------
Comprehensive Income                                                  $   92,019        $  86,326
                                                                      ==========        =========


    The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                     ASSETS
                                                              June 30,           December 31,
                                                                  1999                   1998
                                                         -------------          -------------
UTILITY PLANT:
     Electric                                            $   3,763,973          $   3,694,593
     Gas                                                     1,324,628              1,278,275
     Common                                                    188,789                179,140
     Less:  Accumulated depreciation and amortization        1,788,752              1,721,096
                                                         -------------          -------------

          Net utility plant                                  3,488,638              3,430,912
                                                         -------------          -------------

OTHER PROPERTY AND INVESTMENTS                                 262,712                260,087
                                                         -------------          -------------

CURRENT ASSETS:
     Cash                                                       43,483                 28,216
     Accounts receivable                                       182,706                189,638
     Unbilled revenue                                           62,801                126,740
     Materials and supplies, at average cost                    51,777                 58,534
     Purchased gas receivable                                   16,164                  5,492
     Prepayments and other                                                              7,990
                                                         -------------          -------------
                                                                 9,168

          Total current assets                                 366,099                416,610
                                                         -------------          -------------

LONG-TERM ASSETS:
     Regulatory asset for deferred income taxes                231,833                241,406
     Deferred PURPA power contract buydown costs               224,268                221,802
     Other                                                     150,239                138,870
                                                         -------------          -------------

          Total long-term assets                               606,340                602,078
                                                         -------------          -------------

TOTAL ASSETS                                             $   4,723,789          $   4,709,687
                                                         =============          =============

    The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                         CAPITALIZATION AND LIABILITIES
                                                              June 30,           December 31,
                                                                  1999                   1998
                                                         -------------          -------------
CAPITALIZATION:
    Common shareholders' investment:
       Common stock, $10 stated value,
       150,000,000 shares authorized,
       84,560,539 and 84,560,561 shares outstanding      $     845,605          $     845,606
    Additional paid-in capital                                 450,836                450,724
    Earnings reinvested in the business                         64,441                 47,548
    Accumulated other comprehensive income                          --                  8,802
    Preferred stock not subject to
      mandatory redemption                                      90,000                 95,075
    Preferred stock subject to
      mandatory redemption                                      65,662                 73,162
    Corporation obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely junior subordinated
      debentures of the corporation                            100,000                100,000
    Long-term debt                                           1,714,770              1,475,106
                                                         -------------          -------------
           Total capitalization                              3,331,314              3,096,023
                                                         -------------          -------------

CURRENT LIABILITIES:
    Accounts Payable                                           131,231                163,141
    Short-term debt                                            236,493                450,905
    Current maturities of long-term debt                       107,000                107,000
    Accrued expenses:
      Taxes                                                     79,272                 59,764
      Salaries and wages                                        19,536                 18,650
      Interest                                                  42,704                 39,062
    Other                                                                              23,150
                                                                22,567
          Total current liabilities                            638,803                861,672
                                                         -------------          -------------

DEFERRED INCOME TAXES                                          626,034                628,554
                                                         -------------          -------------
OTHER DEFERRED CREDITS                                         127,638                123,438
                                                         -------------          -------------
TOTAL CAPITALIZATION AND LIABILITIES                     $   4,723,789          $   4,709,687
                                                         =============          =============

    The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Six Month Periods Ended June 30
                             (Dollars in Thousands)
                                   (Unaudited)
                                                              1999         1998
                                                        ----------   ----------

OPERATING ACTIVITIES:
Net Income                                              $  100,821   $   85,546
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                          85,520       81,182
     Deferred income taxes and tax credits - net             7,053          405
     Gain from sale of investment in Cabot common stock    (18,899)          --
     Other                                                     363       26,265
     Change in certain current assets
       and liabilities (Note 3)                             57,321       39,327
--------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities        232,179      232,725
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Construction expenditures - excluding equity AFUDC        (163,013)    (141,489)
Additions to energy conservation program                    (2,755)      (2,301)
Proceeds from sale of investment in Cabot common stock      37,353           --
Loans to CellNet Data Services                             (20,500)          --
Other                                                        5,170        1,601
--------------------------------------------------------------------------------
          Net Cash Used by Investing Activities           (143,745)    (142,189)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Change in short-term debt, net                            (214,412)    (156,038)
Dividends paid                                             (83,777)     (84,422)
Redemption of preferred stock                              (12,575)      (5,054)
Issuance of bonds                                          250,000      200,000
Redemption of bonds and notes                              (10,358)     (45,044)
Issue costs of bonds and stock                              (2,045)      (1,906)
--------------------------------------------------------------------------------
          Net Cash Used by Financing Activities            (73,167)     (92,464)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net Increase (Decrease) in cash                             15,267       (1,928)
Cash at Beginning of year                                   28,216       10,729
================================================================================
Cash at End of Period                                   $   43,483    $   8,801
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

(2)      Earnings per Common Share

         Basic earnings per common share have been computed based on weighted average common shares outstanding of 84,561,000 for the three and six months ended June 30, 1999 and 1998.

         Diluted earnings per common share have been computed based on weighted average common shares outstanding of 84,813,000 and 84,815,000 for the three and six months ended June 30, 1999, and 84,675,000 and 84,670,000 for the three and six months ended June 30, 1998, respectively. These shares include the dilutive effect of securities related to long-term employee compensation plans approved by shareholders.

(3)      Consolidated Statements of Cash Flows

         The following provides additional information concerning cash flow activities:

Six Months Ended June 30                                    1999           1998
------------------------                                    ----           ----
Changes in current asset and current liabilities:
  Accounts receivable and unbilled revenue              $ 70,871       $ 70,737
  Materials and supplies                                   6,757          2,972
  Prepayments and Other                                   (1,178)        (1,221)
  Purchased gas receivable                               (10,672)        10,647
  Accounts payable                                       (31,910)       (41,997)
  Accrued expenses and Other                              23,453         (1,811)
====================================================  ===========   ============
Net change in current assets and current liabilities    $ 57,321       $ 39,327
====================================================  ===========   ============
Cash payments:
  Interest (net of capitalized interest)                $ 71,987       $ 60,348
  Income taxes                                          $ 39,750       $ 50,743
----------------------------------------------------  -----------   ------------

(4)      Segment Information

       The Company primarily operates in one business segment, Regulated Utility Operations. The Company's regulated utility operation generates, purchases, transports and sells electricity and purchases, transports and sells natural gas. The Company's service territory covers approximately 6,000 square miles in the state of Washington.

       Principal non-utility lines of business include real estate investment and development, home security services, small hydro-electric project development and energy-related services. Reconciling items between segments are not material.

       Financial data for business segments are as follows:

  (Dollars in Thousands)                       Regulated
         Three Months Ended June 30, 1999        Utility      Other        Total
--------------------------------------------------------------------------------
  Revenues                                      $431,068      4,371     $435,439
  Net Income                                      22,357      8,708       31,065
  Total Assets                                 4,611,971    111,818    4,723,789
--------------------------------------------------------------------------------

                                               Regulated
         Three Months Ended June 30, 1998        Utility      Other        Total
--------------------------------------------------------------------------------
  Revenues                                     $ 363,665      6,562    $ 370,227
  Net Income                                      20,460       (918)      19,542
  Total Assets                                 4,349,775    106,093    4,455,868
--------------------------------------------------------------------------------


  (Dollars in Thousands)                       Regulated
          Six Months Ended June 30, 1999         Utility      Other        Total
--------------------------------------------------------------------------------
  Revenues                                   $ 1,002,726      8,046  $ 1,010,772
  Net Income                                      94,917      5,904      100,821
  Total Assets                                 4,611,971    111,818    4,723,789
--------------------------------------------------------------------------------

                                               Regulated
          Six Months Ended June 30, 1998         Utility      Other        Total
--------------------------------------------------------------------------------
  Revenues                                     $ 880,083     14,658     $894,741
  Net Income                                      84,895        651       85,546
  Total Assets                                 4,349,775    106,093    4,455,868
--------------------------------------------------------------------------------

(5)      Other

       In September 1998, the Company filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of Senior Notes secured by a pledge of First Mortgage Bonds. On March 9, 1999, the Company issued $250 million principal amount of Senior Medium-Term Notes, Series B, which consisted of $150 million principal amount due March 9, 2009, at an interest rate of 6.46% and $100 million principal amount due March 9, 2029, at an interest rate of 7.0%.

       In March 1998, the Company entered into an agreement with CellNet Data Services Inc. ("CellNet") under which the Company will lend CellNet up to $40 million in the form of multiple draws so that CellNet can finance an Automated Meter Reading (AMR) network system to be deployed in the Company's service territory. The Company's promissory note with CellNet calls for the network system to serve as collateral for the loan. The term of the loan is five years after the first loan under the agreement is made to CellNet. On June 30, 1999, the Company made the first loan under the loan agreement in the amount of $20.5 million. The loan agreement provides for interest only payments during the five year term, with the principal due at the end of the five year term.

         During the first quarter of 1999, the Company adopted Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF 98-10") issued by the Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB"). EITF 98-10 addresses accounting for the purchase and sale of energy trading contracts and is effective for fiscal years beginning after December 15, 1998. The conclusion reached by the EITF was that such contracts should be recorded at fair value when entered into for trading activities with the mark-to-market gains or losses recorded in current earnings. The Company does not consider its current operations to meet the definition of trading activities as described by EITF 98-10. Accordingly, the adoption of EITF 98-10 did not have an impact on the Company's financial position or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 which delayed the effective date of Statement No. 133 for one year, to fiscal years beginning after June 15, 2000. Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of Statement No. 133 will have on its financial statements.

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

                              Results of Operations

       Net income for the three months ended June 30, 1999, was $31.1 million on operating revenues of $435.4 million, compared with net income of $19.5 million on operating revenues of $370.2 million for the same period in 1998. Income for common stock was $28.1 million for the second quarter of 1999 and $16.3 million for the second quarter of 1998. Basic and Diluted earnings per common share were $0.33 for the second quarter of 1999 compared to $0.19 for the second quarter of 1998.

       For the first six months of 1999, net income was $100.8 million on operating revenues of $1,011 million, compared with net income of $85.5 million on operating revenues of $894.7 million for the corresponding period in 1998. Income for common stock was $94.9 million for the first half of 1999 and $79.0 million for the same period in 1998. Basic and diluted earnings per common share were $1.12 for the six months ended June 30, 1999, and $0.93 for the same period in 1998.

       Results from non-utility operations for the three months ended June 30, 1999, were positively impacted by approximately $0.10 per share, the result of a gain from the sale of the Company's investment in common stock of Cabot Oil & Gas Corporation, offset in part by the cost of a wholly-owned subsidiary's exiting certain product lines. The increase in net income and earnings per share for the three and six months ended June 30, 1999, compared to the same periods in 1998 are also the result of continued customer growth, cooler weather than the same period last year and the positive contribution of favorable hydroelectric conditions to electric margins.

       Total kilowatt-hour sales were 7.6 billion, including 2.7 billion in sales to other utilities, for the second quarter of 1999, compared to 6.3 billion, including 1.5 billion in sales to other utilities, for the second quarter of 1998. For the six month periods ended June 30, 1999 and 1998, total kilowatt-hour sales were 16.3 billion, including 5.4 billion in sales to other utilities, and 13.9 billion, including 3.3 billion in sales to other utilities, respectively.

       Total gas volumes were 228.2 million therms, including 57.4 million therms in transportation volumes for the three months ended June 30, 1999, compared to 199.0 million therms, including 63.1 million therms of transportation, for the same period in 1998. For the six months ended June 30, 1999, total gas volumes were 620.4 million therms, including 126.5 million therms of transportation, compared to 551.0 million therms, including 138.9 million therms of transportation, for the same period in 1998.

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

                              Results of Operations
                  Comparative Three and Six Month Periods Ended
                         June 30, 1999 vs. June 30, 1998
                               Increase (Decrease)
                                            Three Month Period  Six Month Period
                                            ------------------  ----------------
                                                         (In Millions)
Operating revenue changes
  General rate increase - electric                    $    3.9         $    7.8
  BPA Residential Purchase & Sale Agreement               (1.5)            (3.6)
  Sales to other utilities and marketers                  38.8             53.9
  Electric load and other changes                          8.8             24.1
  Gas revenue change                                      17.4             40.4
  Other revenue changes                                   (2.2)            (6.6)
                                                      --------         --------
          Total operating revenue change                  65.2             16.0
                                                      --------         --------

Operating expense changes Energy costs:
          Purchased electricity                           38.7             54.6
          Purchased gas                                    6.2             16.6
          Electric generation fuel                         1.7              0.3
          Residential exchange credit                      3.4              7.2
  Utility operations and maintenance                       1.1              3.1
  Other operations and maintenance                        (1.2)             0.8
  Depreciation and amortization                            2.5              4.3
  Taxes other than federal income taxes                    5.1             10.1
  Federal income taxes                                     2.5             10.5
                                                      --------         --------
           Total operating expense change                 60.0             07.5
                                                      --------         --------

Other income                                               9.2             11.2

Interest charges                                           2.9              4.4

                                                      ========         ========
          Net income change                           $   11.5         $  15.3
                                                      ========         ========

         The following is additional information pertaining to the changes outlined in the above table.

         Operating Revenues - Electric

       Electric revenues for the quarter ended June 30, 1999, were $336.9 million, up $50.0 million or 17.4% over the same period in 1998. Revenues in the second quarter of 1999 increased $3.9 million compared to the second quarter of 1998 due to a general electric rate increase that averaged 1.2% effective January 1, 1999.

       Electric revenues for the six months ended June 30, 1999, were $737.7 million, up $82.2 million or 12.5% over the same period in 1998. Revenues in the first half of 1999 increased $7.8 million compared to the first half of 1998 due to a general electric rate increase that averaged 1.2% effective January 1, 1999.

       Revenues in 1999 and 1998 were reduced because of the credit that the Company received through the Residential Purchase and Sale Agreement with the Bonneville Power Administration ("BPA"). The agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. On January 29, 1997, the Company and BPA signed a Residential Exchange Termination Agreement. The Termination Agreement ends the Company's participation in the Residential Purchase and Sale agreement with BPA. As part of the Termination Agreement, the Company will receive payments by the BPA of approximately $235 million over an approximately five-year period ending June 2001. Under the rate plan approved by the Washington Commission in its merger order, the Company will continue to reflect, in customers' bills, the current level of Residential Exchange benefits. Over the remainder of the Residential Exchange Termination Agreement from July 1999 through June 2001, it is projected that the Company will credit customers approximately $132.1 million more than it will receive from BPA during the following periods:

                                                        Dollars in
                                 Period                   Millions
                                 ------                 ----------
                          July- December 1999                $26.9
                        January - December 2000               68.3
                          January - June 2001                 36.9
                                                              ----
                                                            $132.1

       Electric sales to other utilities and marketers increased $38.8 million and $53.9 million in the quarter and six months ended June 30, 1999, respectively, over the same periods in 1998 as wholesale sales to marketers have increased. Related power cost expenses for the periods also increased as the Company generated and purchased more power for these sales.

       Also contributing to the increase in electric revenues in the three and six months ended June 30, 1999, when compared to the previous year were colder temperatures during the 1999 periods and a 2% increase in the number of electric customers. Temperatures during the six months ended June 30, 1999, averaged slightly colder than normal.

Operating Revenues - Gas

       Gas operating revenues for the quarter ended June 30,1999, increased $17.4 million or 22.7% from the prior year quarter. Total gas volumes increased 14.6% from 199.0 million therms to 228.2 million therms. Gas margin (regulated utility sales less the cost of gas sold) also increased by $11.1 million, or 26.9% in the second quarter of 1999 compared to the same period in 1998. The primary reasons for the increase in gas sales volume, gas sales revenue and margin in the quarter ended June 30, 1999, was the 4.5% increase in gas customers and cooler temperatures than the prior year. A larger percentage of firm gas sales with higher prices and less transportation sales volumes in 1999 when compared to last year also contributed to increased revenues.

       For the six months ended June 30, 1999, gas operating revenues increased $40.4 million or 18.0% from $224.6 million in the six months ended June 30, 1998, to $265.0 million while total gas volumes increased 12.6%. The increase in the period was primarily due to a 4.4% increase in gas customers and the impact of cooler weather on the Company's gas heating load during the first two quarters of 1999 compared to 1998. A larger percentage of firm gas sales with higher prices and less transportation sales volumes in 1999 when compared to last year also contributed to increased revenues. Gas margin in the six months ended June 30, 1999, also increased $23.8 million or 20.1%.

       Other revenues decreased $2.2 million and $6.6 million in the three months and six months ended June 30, 1999, respectively, as compared to the same periods in 1998 due to decreased revenues at the Company's subsidiaries.

Operating Expenses

       Purchased electricity expenses increased $38.7 million and $54.6 million for the three and six month periods ended June 30, 1999, respectively, compared to the same periods in 1998. The increases were due primarily to increased secondary power purchases to support wholesale sales and the increased load due to cooler temperatures than in the prior year and a greater number of electric customers in 1999.

       Purchased gas expenses increased $6.2 million and $16.6 million for the three and six month periods ended June 30, 1999, respectively, due to both increased volumes of purchases as a result of higher heating load and the increase in gas service customers.

       Fuel expense increased $1.7 million in the second quarter of 1999 compared to the same period in 1998 due to the Company generating more electricity at Company-owned combustion turbines.

       Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA decreased $3.4 million and $7.2 million in the three and six month periods ended June 30, 1999, compared to the prior year periods, primarily as a result of the 1997 Residential Exchange Termination Agreement discussed in "Operating Revenues - Electric."

       Utility operations and maintenance expenses increased slightly for the three and six month periods ended June 30, 1999, compared to the same periods in 1998 due primarily to an increase in storm-repair costs of approximately $6.2 million in the six-month period ended June 30, 1999, compared to the same period in 1998. The increase in storm restoration costs was partially offset by decreases in vegetation management expenses of $.9 million and $3.4 million in the three and six month periods ended June 30, 1999, compared to the same periods in 1998. The Company performed the majority of vegetation management work in 1998 during the first six months of the year due to the availability of contractors, favorable weather conditions and in anticipation of beginning a new "Tree Watch" program under which trees are removed outside of the Company's right of ways after obtaining customer permission. Utility operations and maintenance expenditures in 1999 also include costs of $5.3 million for Year 2000 remediation efforts.

       Depreciation and amortization expense increased $2.5 million and $4.3 million for the three and six month periods June 30, 1999, respectively, from the same periods in 1998 due primarily to the effects of new plant placed into service during the past year.

       Taxes other than federal income taxes increased $5.1 million and $10.1 million for the three and six month periods ended June 30, 1999, compared to the same periods in 1998 due primarily to increases in municipal and state excise taxes which are revenue based and increased state property taxes.

       Federal income taxes increased $2.5 million and $10.5 million for the three month and six month periods ended June 30, 1999, primarily due to higher pre-tax operating income for the periods.

Other Income

       Other income, net of federal income tax, increased $9.2 million and $11.2 million for the three month and six month periods ending June 30, 1999, respectively, compared to the same periods in 1998. The increases in both periods were due primarily to the net after-tax gain of $12.3 million as a result of the sale of the Company's investment in the common stock of Cabot Oil and Gas Corporation in May 1999, offset in part by the cost of ConnexT, a wholly-owned subsidiary, exiting certain product lines.

Interest Charges

       Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $2.9 million and $4.4 million for the three and six month periods ended June 30, 1999, respectively, compared to the same periods in 1998 as a result of the issuance of $200 million 6.74% Senior Medium-Term Notes, Series A, in June 1998 and $250 million Senior Medium-Term Notes, Series B, in March 1999. These increases were partially offset by the repayment of $61 million in Secured Medium-Term Notes since February 1999 and the redemption of $30 million 9.14% Secured Medium-Term Notes, Series A, in June 1998. Other interest expense decreased $1.9 million for the three and six months ended June 30, 1999, compared to the same periods in 1998 as a result of lower weighted average interest rates and lower average daily short-term borrowings.

                  Construction, Capital Resources and Liquidity

       Construction expenditures, which include energy conservation expenditures and exclude AFUDC, for the second quarter of 1999 were $70.8 million compared to $73.2 million for the second quarter of 1998. Year-to-date construction expenditures totaled $161.1 million compared to $140.4 million for the same period in 1998. Construction expenditures for 1999 and 2000 are expected to be $303 million and $259 million, respectively. Cash provided by operations (net of dividends and AFUDC) as a percentage of construction expenditures (excluding AFUDC) was 51% and 32% for the second quarters of 1999 and 1998, respectively. Cash provided by operations (net of dividends and AFUDC) as a percentage of construction expenditures (excluding AFUDC) was 89% and 103% for the six month periods ended June 30, 1999 and 1998, respectively. Construction expenditure estimates are subject to periodic review and adjustment.

       On June 30, 1999, the Company had available $375.0 million in lines of credit with various banks, which provide credit support for outstanding commercial paper borrowing of $62.5 million, reducing the available borrowing capacity under these lines of credit to $312.5 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements.

                              Year 2000 Conversion
Background

     The Year 2000 issue results from the use of two digits rather than four digits in computer hardware and software to define the applicable year. If not corrected on computer systems that must process dates both before and after January 1, 2000, two-digit year fields may create processing errors or system failures. The Company believes that all mission-critical operational systems, as defined by the North American Electric Reliability Council ("NERC"), are Year 2000 ready. Project work, including remediation and testing is substantially complete for the Company's other priority business systems. Follow-up for a limited number of non-critical systems and certain vendors will continue into the third quarter.

Project Approach and Progress

       The number of people working full time and part time on the Company's Year 2000 project fluctuates between 125 and 150. The Company has established a central project team to coordinate all Year 2000 activities and identified exposure in three categories: information technology; embedded chip technology; and external non-compliance by customers and suppliers. The project team is taking a phased approach in conducting the Year 2000 project for its internal systems. The phases include inventory, assessment, remediation, testing, implementation and contingency planning. In addition, the Company has engaged outside consultants and technicians to aid in formulating and implementing its plan. All business units have completed the inventory, assessment, remediation, testing and implementation phases with the exception of the Company's Customer Information System ("CIS") discussed below.

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

       A new CIS, which is designed to be Year 2000 compliant, is currently being developed by the Company. Development is expected to continue in 1999. The Company has also begun implementation activities with respect to the new system which will continue during 1999. The Company has also elected to remediate critical elements of its existing CIS for Year 2000 compliance purposes. The Company has formed a specialized team which has completed the inventory, assessment and remediation activities for the existing system. Testing and implementation activities for the existing system are expected to be completed in the third quarter of 1999.

       A specialized embedded systems team has been formed by the Company to inventory, assess and remediate microprocessor technology in its generation, transmission and distribution systems for both gas and electric operations. The inventory, assessment, remediation, testing and implementation phases for all mission critical embedded systems are complete. Contingency planning specific to the Year 2000 issue began in November 1998, and contingency plans were submitted on June 30, 1999, to the Washington Commission and NERC. These plans will be refined and updated as remediation and test results are analyzed.

       The Company sent letters to its suppliers, financial institutions and other business partners to coordinate Year 2000 conversion and determine the extent to which the Company is exposed to third party compliance failures. All significant vendors and suppliers have been contacted to date. All third party assessment was completed in June 1999. If the Company identified concerns, it followed up with third parties by telephone. In addition, the Company held meetings with critical vendors described below in order to assess and monitor compliance measures. All critical vendors and suppliers have responded to the Company's written requests and follow up telephone calls. They have indicated either that they are Year 2000 compliant or that they expect to be compliant later in 1999. Where appropriate company line managers have developed alternate sources or other contingency plans for critical vendors and suppliers.

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

       In addition, the Company is working with various industry groups including NERC and the regional reliability council, the Western Systems Coordinating Council ("WSCC") during the millennium transition. The United States Department of Energy has asked NERC to assume a leadership role in preparing the U.S. electric industry for the transition to the Year 2000.

Costs

     While the replacement of business systems under business plans developed as a result of the Merger are not included in the Company's Year 2000 project, those replacements substantially reduce the number of internal business applications that require remediation. In addition to the costs of replacing new business systems, the Company estimates that total Year 2000 project costs will approximate $14 million, exclusive of internal labor costs, of which $9.7 million has been expended through June 30, 1999.

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

Contingency Plans

       The Company is identifying various scenarios that could occur in the event that Year 2000 issues are not resolved in a timely manner. These efforts will build upon the work in scenario development and contingency planning that is being done by the WSCC contingency planning task force. A specialized team has been formed that has developed contingency plans and updated existing emergency preparedness plans to identify and address risk scenarios for the Company. Contingency plans were sent to the Washington Commission and NERC on June 30, 1999. These plans will be refined and updated as remediation and test results are analyzed.

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

                                      Other

       On April 30, 1999, the Company filed a registration statement and prospectus for the formation of a holding company structure. The holding company proposal was approved by shareholders at the Company's annual meeting on June 23, 1999. The proposed holding company structure is also subject to regulatory approval by the Washington Utilities and Transportation Commission and the Federal Energy Regulatory Commission.

       The power supply operating alliance between the Company and Duke Energy Trading and Marketing ("DETM"), whereby the Company participated in the Western market activities of DETM, was terminated as of May 31, 1999. Going forward the Company will perform the functions of minimizing the cost of, and optimizing the value inherent in, its core power supply portfolio. The Company will overlay its traditional supply management activities with an energy price risk hedging capability. Termination of the agreement may result in a reduction in the Company's volume of nonfirm and short term firm wholesale sales.

       On July 1, 1999, the Company called for redemption all outstanding shares of its 8.5% Preferred Stock, Series III. The shares will be redeemed on September 1, 1999, at the redemption price of $25 per share plus accrued dividends.

     On July 29, 1999, the Company was served a lawsuit by Tacoma Power, a Washington municipal corporation. The anti-trust claim seeks modification of a service area agreement for electrical power and unspecified damages. The Company is currently evaluating the claim.

     The Company has an Optional Large Power Sales Rate and certain "special contracts" for its largest customers. Customers who elect the Optional Large Power Sales Rate are no longer considered "core" customers, and the Company no longer has an obligation to plan for future resources to serve their needs. The non-core customers receive access to electric energy that is priced at current market cost and pay a charge for energy delivery (including a charge for conservation programs) and a transition charge (representing the difference between the Company's present cost and the current market cost of electric energy and capacity). The transition charge will be phased out before the end of the year 2000. Non-core customers also take on the risk that market costs could become volatile and that electricity could be unavailable on the open market. In November 1998, a number of industrial customers filed a complaint with the Washington Commission that the Company was incorrectly billing for energy under the Optional Large Power Sales Rate. On August 3, 1999, the Company received an order from the Washington Commission requiring the Company to refund approximately $2.8 million to five customers. This amount includes disputed amounts back to June 1, 1998, plus interest. The Company is considering its options with respect to the order, including appeal and has not recorded a reserve for this amount.

Item 3  Quantitative and Qualitative Disclosures About Market Risk

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

Interest rate risk

       The Company believes interest rate risks of the Company primarily relate to the use of short-term debt instruments and new long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities. The
Company does utilize bank borrowings, commercial paper and line of credit facilities to meet short-term cash requirements. These short-term obligations are commonly refinanced with fixed rate bonds or notes when needed and when interest rates are considered favorable. The Company may enter into swap instruments to manage the interest rate risk associated with these debts, and one interest rate swap was outstanding as of June 30, 1999.

PART II  OTHER INFORMATION
Item 1        Legal Proceedings

         Contingencies arising out of the normal course of the Company's business exist at June 30, 1999. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 4        Submission of Matters to a Vote of Security Holders

       At the annual meeting of shareholders held on June 23, 1999, the following proposals were adopted by the margins indicated:

      (a) Approve a proposal to adopt a holding company structure, to be implemented through a plan of exchange whereby each share of Puget Sound Energy, Inc. Common stock will be automatically exchanged for one share of Puget Energy, Inc. Common stock.

              For                   56,442,280
              Against               6,734,870
              Abstain               1,580,486

      (b) To elect four directors to hold office until the annual meeting of shareholders in 2002, or until their successors are elected and qualified.

                                                         Number of Shares
                                                     For                Withheld
              Charles W. Bingham                     75,699,485        1,321,248
              Robert L. Dryden                       75,653,121        1,367,611
              John D. Durbin                         75,706,964        1,313,769
              Sally G. Narodick                      75,538,299        1,482,434
              Broker non-votes were not readily available.

Item 6        Exhibits and Reports on Form 8-K

      (a)     Exhibits
              The following exhibits are filed herewith:

              12-a Statement setting forth computation of ratios of earnings to fixed charges (1994 through 1998 and 12 months ended June 30, 1999)

              12-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1994 through 1998 and 12 months ended June 30, 1999)

              27     Financial Data Schedule

      (b)     Reports of Form 8-K

              The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

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


                                            PUGET SOUND ENERGY, INC.



                                                  James W. Eldredge
                                            ---------------------------------
                                            James W. Eldredge
                                            Corporate Secretary and Controller

Date: August 13, 1999                       Chief accounting officer and officer
                                            duly authorized to sign this report
                                            on behalf of the registrant