Form 10-Q
period 1999-09-30
PUGET SOUND ENERGY INC
filed 1999-11-12
CIK 81100

CONFORMED
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended September 30, 1999
                             OR
        [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR
                     THE SECURITIES EXCHANGE ACT OF 1934
                                            (NO FEE REQUIRED)
                 For the Transition period from ________ to _________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----

The number of shares of registrant's common stock outstanding at September 30, 1999 was 84,560,536.

--------------------------------------------------------------------------------

                                Table of Contents

                                                                            Page
                                                                          Number

Part I.   Financial Information

  Item 1.        Financial Statements
     Consolidated Statements of Income -
            three month periods ended September 30, 1999 and 1998             3
     Consolidated Statements of Income -
            nine month periods ended September 30, 1999 and 1998              4
     Consolidated Statements of Comprehensive Income -
            three month and nine month periods ended
            September 30, 1999 and 1998                                       5
     Consolidated Balance Sheets - September 30, 1999 and December 31, 1998 6 Consolidated Statements of Cash Flows -
            nine month periods ended September 30, 1999 and 1998              8
     Notes to Consolidated Financial Statements                               9

  Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    12

  Item 3.        Quantitative & Qualitative Disclosures About Market Risk     21

Part II.  Other Information

  Item 1.        Legal Proceedings                                            22
  Item 6.        Exhibits and Reports on Form 8-K                             22

Signature                                                                     23

PART I        FINANCIAL INFORMATION
Item 1        Financial Statements

                             PUGET SOUND ENERGY, INC
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Three Month Periods Ended September 30
                      (Thousands except per share amounts)
                                   (Unaudited)
                                                            1999           1998
                                                            ----           ----
OPERATING REVENUES:
     Electric                                             $ 345,257   $ 375,398
     Gas                                                     57,705      49,955
     Other                                                    8,073       3,157
                                                          ---------   ---------
          Total operating revenues                          411,035     428,510
                                                          ---------   ---------
OPERATING EXPENSES:
Energy costs:
     Purchased electricity                                  178,815     211,226
     Purchased gas                                           22,185      17,174
     Electric generation fuel                                11,531      15,661
     Residential Exchange                                    (7,554)    (11,763)
Utility operations and maintenance                           60,538      51,077
Other operations and maintenance                              4,862       6,618
Depreciation and amortization                                43,191      41,988
Conservation amortization                                     1,684       1,136
Taxes other than federal income taxes                        36,434      33,146
Federal income taxes                                          7,901      11,413
                                                          ---------   ---------

          Total operating expenses                          359,587     377,676
                                                          ---------   ---------

OPERATING INCOME                                             51,448      50,834

OTHER INCOME - net                                            9,801       4,184
                                                          ---------   ---------

INCOME BEFORE INTEREST CHARGES                               61,249      55,018

INTEREST CHARGES, net of AFUDC                               36,337      33,927
                                                          ---------   ---------

NET INCOME                                                   24,912      21,091
Less:  Preferred stock dividends accrual                      2,800       3,226
                                                          ---------   ---------

INCOME FOR COMMON STOCK                                   $  22,112   $  17,865
                                                          =========   =========

COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE                 84,561      84,561
                                                          =========   =========

BASIC & DILUTED EARNINGS PER COMMON SHARE:                $    0.26   $    0.21
                                                          =========   =========

     The accompanying notes are an integral part of the financial statements.


                             PUGET SOUND ENERGY, INC
                        CONSOLIDATED STATEMENTS OF INCOME
                  For the Nine Month Periods Ended September 30
                      (Thousands except per share amounts)
                                   (Unaudited)
                                                             1999          1998
                                                             ----          ----
OPERATING REVENUES:
     Electric                                         $ 1,082,966   $ 1,030,907
     Gas                                                  322,722       274,529
     Other                                                 16,312        17,815
                                                      -----------    ----------
          Total operating revenues                      1,422,000     1,323,251
                                                      -----------    ----------
OPERATING EXPENSES:
Energy costs:
     Purchased electricity                                540,088       517,881
     Purchased gas                                        139,263       117,700
     Electric generation fuel                              32,586        36,402
     Residential Exchange                                 (27,869)      (39,333)
Utility operations and maintenance                        179,968       168,161
Other operations and maintenance                           18,247        19,161
Depreciation and amortization                             128,775       123,171
Conservation amortization                                   5,080         3,815
Taxes other than federal income taxes                     129,058       115,623
Federal income taxes                                       68,526        61,688
                                                      -----------    ----------
          Total operating expenses                      1,213,722     1,124,269
                                                      -----------    ----------

OPERATING INCOME                                          208,278       198,982

OTHER INCOME - net                                         26,648         9,650
                                                      -----------    ----------

INCOME BEFORE INTEREST CHARGES                            234,926       208,632

INTEREST CHARGES, net of AFUDC                            109,193       102,038
                                                      -----------    ----------

NET INCOME                                                125,733       106,594
Less:  Preferred stock dividends accrual                    8,689         9,784
                                                      -----------    ----------

INCOME FOR COMMON STOCK                               $   117,044    $   96,810
                                                      ===========    ==========

COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE               84,561        84,561
                                                      ===========    ==========

BASIC & DILUTED EARNINGS PER COMMON SHARE:            $      1.38    $     1.14
                                                      ===========    ==========

     The accompanying notes are an integral part of the financial statements.


                            PUGET SOUND ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       For the Three Month Periods Ended
                                  September 30
                             (Dollars in Thousands)
                                   (Unaudited)
                                                              1999         1998
                                                              ----         ----
Net Income                                               $  24,912    $  21,091
                                                         ---------    ---------
Other comprehensive income, net of tax:
        Unrealized holding losses arising during period         --       (6,586)
        Reclassification adjustment for gains included
          in net income                                         --           --
                                                         ---------    ---------
          Other comprehensive income                            --       (6,586)
                                                         ---------    ---------
Comprehensive Income                                     $  24,912    $  14,505
                                                         =========    =========








                            PUGET SOUND ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        For the Nine Month Periods Ended
                                  September 30
                             (Dollars in Thousands)
                                   (Unaudited)

                                                              1999         1998
                                                              ----         ----
Net Income                                               $ 125,733    $ 106,594
                                                         ---------    ---------
Other comprehensive income, net of tax:
        Unrealized holding gains (losses) arising
          during period                                      3,482       (5,806)
        Reclassification adjustment for gains included
          in net income                                    (12,284)          --
                                                         ---------    ---------
          Other comprehensive income                        (8,802)      (5,806)
                                                         ---------    ---------
Comprehensive Income                                     $ 116,931    $ 100,788
                                                         =========    =========

     The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                     ASSETS
                                                September 30,       December 31,
                                                         1999               1998
                                                -------------       ------------
UTILITY PLANT: (at original cost, including
               construction work in progress
               of $299,644 and $266,242
               respectively)
     Electric                                   $   3,710,981       $  3,694,593
     Gas                                            1,343,569          1,278,275
     Common                                           290,675            179,140
     Less:  Accumulated depreciation and
            amortization                            1,816,782          1,721,096
                                                -------------       ------------

          Net utility plant                         3,528,443          3,430,912
                                                -------------       ------------

OTHER PROPERTY AND INVESTMENTS                        253,273            260,087
                                                -------------       ------------

CURRENT ASSETS:
     Cash                                              72,160             28,216
     Accounts receivable                              147,017            189,638
     Unbilled revenue                                  66,973            126,740
     Materials and supplies, at average cost           69,154             58,534
     Purchased gas receivable                          33,995              5,492
     Prepayments and other                             20,497              7,990
                                                -------------       ------------

          Total current assets                        409,796            416,610
                                                -------------       ------------

LONG-TERM ASSETS:
     Regulatory asset for deferred income taxes       223,762            241,406
     Deferred PURPA power contract buydown costs      225,501            221,802
     Other                                            153,260            138,870
                                                -------------       ------------

          Total long-term assets                      602,523            602,078
                                                -------------       ------------

TOTAL ASSETS                                    $   4,794,035       $  4,709,687
                                                =============       ============

     The accompanying notes are an integral part of the financial statements.


                            PUGET SOUND ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                         CAPITALIZATION AND LIABILITIES
                                                September 30,       December 31,
                                                         1999               1998
                                                -------------       ------------
CAPITALIZATION:
    Common shareholders' investment:
       Common stock, $10 stated value,
       150,000,000 shares authorized,
       84,560,536 and 84,560,561 shares
       outstanding                              $     845,605       $    845,606
    Additional paid-in capital                        450,837            450,724
    Earnings reinvested in the business                47,650             47,548
    Accumulated other comprehensive income                 --              8,802
    Preferred stock not subject to
      mandatory redemption                             60,000             95,075
    Preferred stock subject to
      mandatory redemption                             65,662             73,162
    Corporation obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely junior subordinated
      debentures of the corporation                   100,000            100,000
    Long-term debt                                  1,689,770          1,475,106
                                                -------------       ------------
           Total capitalization                     3,259,524          3,096,023
                                                -------------       ------------

CURRENT LIABILITIES:
    Accounts Payable                                  138,660            163,141
    Short-term debt                                   413,878            450,905
    Current maturities of long-term debt               85,000            107,000
    Accrued expenses:
      Taxes                                            63,361             59,764
      Salaries and wages                               20,001             18,650
      Interest                                         36,765             39,062
    Other                                              21,169             23,150
                                                -------------       ------------
          Total current liabilities                   778,834            861,672
                                                -------------       ------------

DEFERRED INCOME TAXES                                 619,281            628,554
                                                -------------       ------------
OTHER DEFERRED CREDITS                                136,396            123,438
                                                -------------       ------------
TOTAL CAPITALIZATION AND LIABILITIES            $   4,794,035       $  4,709,687
                                                =============       ============

     The accompanying notes are an integral part of the financial statements.


                            PUGET SOUND ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Nine Month Periods Ended
                                  September 30
                             (Dollars in Thousands)
                                   (Unaudited)
                                                              1999         1998
                                                              ----         ----
OPERATING ACTIVITIES:
Net Income                                              $  125,733   $  106,594
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                         128,775      123,171
     Deferred income taxes and tax credits - net             8,371        2,223
     Gain from sale of investment in Cabot common stock    (18,899)          --
     Gain from sale of Homeguard Security Services         (11,659)          --
     Other                                                  21,143       50,023
     Change in certain current assets
       and liabilities (Note 3)                             26,947       (4,681)
--------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities        280,411      277,330
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Construction expenditures - excluding equity AFUDC        (244,754)    (230,744)
Additions to energy conservation program                    (4,111)      (4,730)
Loans to CellNet Data Services                             (25,800)          --
Proceeds from sale of investment in Cabot common stock      37,353           --
Proceeds from sale of Homeguard Security Services           13,399           --

Other                                                        1,951       (3,885)
--------------------------------------------------------------------------------
          Net Cash Used by Investing Activities           (221,962)    (239,359)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Change in short-term debt, net                             (37,027)     (13,797)
Dividends paid                                            (125,476)    (127,037)
Redemption of preferred stock                              (42,575)      (5,236)
Issuance of bonds                                          250,000      200,000
Redemption of bonds and notes                              (57,370)     (81,068)
Issue costs of bonds and stock                              (2,057)      (2,167)
--------------------------------------------------------------------------------
          Net Cash Used by Financing Activities            (14,505)     (29,305)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net Increase in cash                                        43,944        8,666
Cash at Beginning of year                                   28,216       10,729
================================================================================
Cash at End of Period                                   $   72,160   $   19,395
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

(2)      Earnings per Common Share

     Basic earnings per common share have been computed based on weighted average common shares outstanding of 84,561,000 for the three and nine months ended September 30, 1999 and 1998.

     Diluted earnings per common share have been computed based on weighted average common shares outstanding of 84,764,000 and 84,763,000 for the three and nine months ended September 30, 1999, and 84,696,000 and 84,680,000 for the three and nine months ended September 30, 1998, respectively. These shares include the dilutive effect of securities related to long-term employee compensation plans approved by shareholders.

(3)      Consolidated Statements of Cash Flows

     The  following  provides  additional   information   concerning  cash  flow
activities:

Nine Months Ended September 30                                1999          1998
------------------------------                                ----          ----
Changes in current asset and current liabilities:
  Accounts receivable and unbilled revenue              $ 102,388    $  (17,807)
  Materials and supplies                                  (10,620)       (7,090)
  Prepayments and Other                                   (12,507)       (6,285)
  Purchased gas receivable                                (28,503)        2,094
  Accounts payable                                        (24,481)       48,750
  Accrued expenses and Other                                  670       (24,343)
==================================================================   ===========
Net change in current assets and current liabilities    $  26,947    $   (4,681)
==================================================================   ===========
Cash payments:
  Interest (net of capitalized interest)                $ 116,472    $  103,495
  Income taxes                                          $  47,750    $   66,360
------------------------------------------------------------------   -----------

(4)      Segment Information

     The Company primarily operates in one business segment, Regulated Utility Operations. The Company's regulated utility operation generates, purchases, transports and sells electricity and purchases, transports and sells natural gas. The Company's service territory covers approximately 6,000 square miles in the state of Washington.

     Principal  non-utility lines of business include real estate investment and
development,   small  hydro-electric   project  development  and  energy-related
services. Reconciling items between segments are not material.

       Financial data for business segments are as follows:

  (Dollars in Thousands)                  Regulated
  Three Months Ended September 30, 1999     Utility       Other            Total
-------------------------------------------------------------------------------------------------------------------
  Revenues                               $  402,962    $  8,073       $  411,035
  Net Income                                 18,136       6,776           24,912
  Total Assets                            4,670,657     123,378        4,794,035
-------------------------------------------------------------------------------------------------------------------

                                         Regulated
  Three Months Ended September 30, 1998     Utility       Other            Total
-------------------------------------------------------------------------------------------------------------------
  Revenues                               $  425,353      $3,157       $  428,510
  Net Income                                 23,829      (2,738)          21,091
  Total Assets                            4,525,054      109,786       4,634,840
-------------------------------------------------------------------------------------------------------------------


  (Dollars in Thousands)                 Regulated
  Nine Months Ended September 30, 1999      Utility       Other            Total
-------------------------------------------------------------------------------------------------------------------
  Revenues                               $1,405,688    $ 16,312       $1,422,000
  Net Income                                113,052      12,681          125,733
  Total Assets                            4,670,657     123,378        4,794,035
-------------------------------------------------------------------------------------------------------------------

                                         Regulated
  Nine Months Ended September 30, 1998      Utility       Other            Total
-------------------------------------------------------------------------------------------------------------------
  Revenues                               $1,305,436    $ 17,815       $1,323,251
  Net Income                                108,995      (2,401)         106,594
  Total Assets                            4,525,054     109,786        4,634,840
-------------------------------------------------------------------------------------------------------------------

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

     In March 1998, the Company entered into an agreement with CellNet Data Services Inc. ("CellNet") under which the Company would lend CellNet up to $40 million in the form of multiple draws so that CellNet can finance an Automated Meter Reading (AMR) network system to be deployed in the Company's service territory. The Company's promissory note with CellNet calls for the network system to serve as collateral for the loan. The term of the loan is five years after the first loan under the agreement is made to CellNet.. The loan agreement provides for interest only payments during the five year term, with the principal due at the end of the five year term. On June 30, 1999, the Company made the first loan under the loan agreement and as of September 30, 1999, there were loans outstanding of $25.8 million. In September 1999, the Company announced it was expanding its AMR network system from 800,000 meters to 1,325,000 meters and as a result increased the loan agreement amount to $72 million.

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

     On September 30, 1999, the Company announced an agreement to purchase a 160 megawatt natural gas-fired co-generation plant near Bellingham, Washington from Encogen Northwest L.P. for $164 million. Under a power purchase contract signed in 1990 pursuant to the Public Utility Regulatory Policies Act of 1978, the Company was obligated to purchase the net output of the plant at prices above current and projected future market prices. The contract had obligated the Company to pay Encogen fixed and escalating fees through mid-2008 for the output of the co-generation plant. Pursuant to an October 27, 1999 order from the Washington Commission approving the purchase, the Company will depreciate the original owner's net book value of the plant over the remaining 23 year useful life of the project. The difference between the purchase price and the net book value of the plant (approximately $71.1 million) will be amortized over 9 years (the remaining term of the power purchase contract). The purchase is expected to reduce the net cost of power from the co-generation project by approximately 17% annually compared to existing contract prices.

     In the third quarter of 1999, the Company sold the assets, liabilities and trade name of its wholly-owned subsidiary, Homeguard Security Services, Inc. The Company also sold in the third quarter of 1999, certain non-core assets and the majority of the gas pipeline capacity rights and gas storage rights of Washington Energy Gas Marketing ("WEGM", a wholly-owned subsidiary), in the United States and the Province of Alberta, Canada. The Company recorded an after tax gain of approximately $3.6 million related to the sale of non-core assets in the quarter.

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

                              Results of Operations

     Net income for the three months ended September 30, 1999, was $24.9 million on operating revenues of $411.0 million, compared with net income of $21.1 million on operating revenues of $428.5 million for the same period in 1998. Income for common stock was $22.1 million for the third quarter of 1999 and $17.9 million for the third quarter of 1998. Basic and diluted earnings per common share were $0.26 for the third quarter of 1999 compared to $0.21 for the third quarter of 1998.

     For the first nine months of 1999, net income was $125.7 million on operating revenues of $1,422.0 million, compared with net income of $106.6 million on operating revenues of $1,323.3 million for the corresponding period in 1998. Income for common stock was $117.0 million for the first nine months of 1999 and $96.8 million for the same period in 1998. Basic and diluted earnings per common share were $1.38 for the nine months ended September 30, 1999, and $1.14 for the same period in 1998.

     Results from non-utility operations for the third quarter of 1999 were positively impacted by the sale and assignment of certain non-core assets and gas supply transportation contracts which resulted in an after-tax gain of approximately $3.6 million. Results from non-utility operations for the nine months ended September 30, 1999, were also positively impacted by approximately $0.10 per share recorded in the second quarter of 1999 which was the result of a gain from the sale of the Company's investment in common stock of Cabot Oil & Gas Corporation, offset in part by the cost of a wholly-owned subsidiary's exiting certain product lines.

     The increases in net income and earnings per share for the three and nine months ended September 30, 1999, compared to the same periods in 1998 are also the result of continued customer growth, temperatures that averaged near normal as compared to warmer than normal during the same period last year and the positive contribution of favorable hydroelectric conditions to electric margins.

     Total kilowatt-hour sales were 7.6 billion, including 2.9 billion in sales to wholesale customers, for the third quarter of 1999, compared to 7.9 billion, including 3.3 billion in sales to wholesale customers, for the third quarter of 1998. For the nine month periods ended September 30, 1999 and 1998, total kilowatt-hour sales were 23.9 billion, including 8.3 billion in sales to wholesale customers, and 21.8 billion, including 6.6 billion in sales to wholesale customers, respectively.

     Total gas volumes were 149.3 million therms, including 50.8 million therms in transportation volumes for the three months ended September 30, 1999, compared to 127.7 million therms, including 53.5 million therms of transportation, for the same period in 1998. For the nine months ended September 30, 1999, total gas volumes were 769.7 million therms, including 177.3 million therms of transportation, compared to 678.6 million therms, including 192.3 million therms of transportation, for the same period in 1998.

     The Company's operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by customers occur from season to season and from month to month within a season, primarily as a result of changing weather conditions. The Company normally experiences its highest energy sales in the first and fourth quarters of the year. Electric sales to wholesale customers also vary by quarter and year depending principally upon water conditions for the generation of hydroelectric power, customer usage and the energy requirements of other utilities.

                              Results of Operations
                 Comparative Three and Nine Month Periods Ended
                    September 30, 1999 vs. September 30, 1998
                               Increase (Decrease)

                                                     Three Month      Nine Month
                                                     Period           Period
                                                            (In Millions)
                                                     ----------       ----------
Operating revenue changes
  General rate increase - electric                         $3.3           $11.0
  Residential Exchange credits provided to customers       (1.1)           (4.7)
  Sales to wholesale customers                            (32.1)           21.8
  Electric load and other changes                          (0.3)           23.9
  Gas revenue change                                        7.8            48.2
  Other revenue changes                                     4.9            (1.5)
                                                     ----------       ----------
          Total operating revenue change                  (17.5)           98.7
                                                     ----------       ----------

Operating expense changes Energy costs:
          Purchased electricity                           (32.4)           22.2
          Purchased gas                                     5.0            21.6
          Electric generation fuel                         (4.1)           (3.8)
          Residential exchange credit                       4.2            11.5
  Utility operations and maintenance                        9.5            11.7
  Other operations and maintenance                         (1.8)           (0.9)
  Depreciation and amortization                             1.2             5.6
  Conservation amortization                                 0.5             1.3
  Taxes other than federal income taxes                     3.3            13.4
  Federal income taxes                                     (3.5)            6.8
                                                     ----------       ----------
          Total operating expense change                  (18.1)           89.4
                                                     ----------       ----------

Other income                                                5.6            17.0

Interest charges                                            2.4             7.2

                                                     ==========       ==========
          Net income change                                $3.8           $19.1
                                                     ==========       ==========

     The following is additional information pertaining to the changes outlined in the above table.

         Operating Revenues - Electric

     Electric revenues were increased by $3.3 million and $11.0 million for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998 due to a general electric rate increase that averaged 1.2% effective January 1, 1999.

     Revenues in 1999 and 1998 were reduced because of the credit that the Company gives to customers related to the Residential Purchase and Sale
Agreement with the Bonneville Power Administration ("BPA"). The agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. On January 29, 1997, the Company and BPA signed a Residential Exchange Termination Agreement. The Termination Agreement ends the Company's participation in the Residential Purchase and Sale agreement with BPA. As part of the Termination Agreement, the Company will receive payments from BPA of approximately $235 million over an approximately five-year period ending June 2001. These payments are recorded as a reduction of purchased electricity expenses. Under the rate plan approved by the Washington Commission in its merger order, the Company will continue to reflect, in customers' bills, the level of Residential Exchange benefits in place at time of the merger. Over the remainder of the Residential Exchange Termination Agreement from October 1999 through June 2001, it is projected that the Company will credit customers approximately $120.6 million more than it will receive from BPA during the following periods:

                                         Dollars in
                   Period                Millions
                   ------                ----------
          October - December 1999           $15.3
          January - December 2000            68.4
            January - June 2001              36.9
                                           ------
                                           $120.6
                                           ======

     The allocation of future benefits of low-cost federal power, for the five-year BPA rate plan period 2002 to 2006 will be decided as part of the current BPA rate case process. As part of its rate case, the BPA has a "subscription plan" that spells out how the agency proposes to allocate the low-cost federal power, or in some cases, the power's equivalent monetary benefits. Following a public rate-hearing process, the BPA is expected to publish a record of decision on final power rates and allocations in spring 2000.

     Electric sales to wholesale customers decreased $32.1 million in the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998, primarily as a result of the termination of the power supply operating alliance between the Company and Duke Energy Trading and Marketing ("DETM") effective May 31, 1999 (See MD&A - Other).

     Electric sales to wholesale customers increased $21.8 million in the nine-month period ended September 30, 1999, compared to the same period in 1998 due to activities pursuant to the agreement with DETM. Related power cost expenses for the nine-month period also increased as the Company generated and purchased more power for these sales.

     Electric revenues were positively impacted in the three and nine months ended September 30, 1999, by temperatures that averaged near normal during the 1999 periods as compared to warmer than normal 1998 periods and an increase of approximately 2% in the number of electric customers.

     Revenues in the three and nine months ended September 30, 1999 were also reduced by the accrual of approximately $4.3 million in refunds related to disputes with industrial customers under certain special contracts and an Optional Large Power Sales Rate. (See discussion in "Other")

Operating Revenues - Gas

     Gas operating revenues for the quarter ended September 30,1999, increased $7.8 million or 15.5% from the prior year quarter. Total gas volumes increased 16.9% from 127.7 million therms to 149.3 million therms. The primary reasons for the increase in gas sales volume and gas sales revenue in the quarter ended September 30, 1999, was the 4.6% increase in gas customers and temperatures that averaged near normal as compared warmer than normal in the prior year. A larger percentage of firm gas sales with higher prices and less transportation sales volumes in 1999 when compared to last year also contributed to increased revenues. Gas margin (regulated utility sales less the cost of gas sold) also increased by $3.9 million, or 13.4 % in the third quarter of 1999 compared to the same period in 1998. The increase in gas margin was due primarily to the increase in gas customers and the recognition of incentive gains under the Purchased Gas Adjustment ("PGA") Incentive Mechanism approved by the Washington Commission in June 1998.

     For the nine months ended September 30, 1999, gas operating revenues increased $48.2 million or 17.6% from $274.5 million in the nine months ended September 30, 1998, to $322.7 million while total gas volumes increased 13.4 %. The increases in the period were primarily due to a 4.4% increase in gas customers and the impact temperatures that averaged near normal as compared to warmer than normal in the prior year. A larger percentage of firm gas sales with higher prices and less transportation sales volumes in 1999 when compared to last year also contributed to increased revenues. Gas margin in the nine months ended September 30, 1999, also increased $27.7 million or 18.8% compared to the same period in 1998. The increase in gas margin was due primarily to the increase in gas customers and the recognition of incentive gains under the PGA Incentive Mechanism approved by the Washington Commission in June 1998.

     Other revenues increased $4.9 million in the three months ended September 30, 1999 compared to the three months ended September 30, 1998, due primarily to increased property sales at the Company's real estate subsidiary. Other revenues decreased $1.5 million in the nine months ended September 30, 1999, as compared to the same period in 1998 due to decreased revenues at the Company's subsidiaries.

Operating Expenses

     Purchased electricity expenses decreased $32.4 million for the three-months ended September 30, 1999, compared to the three-months ended September 30, 1998, primarily as a result of the aforementioned termination of the power supply operating alliance between the Company and DETM effective May 31, 1999. Purchased electricity expenses increased $22.2 million for the nine-months ended September 30, 1999, compared to the nine-months ended September 30, 1998. The increase during this period was due primarily to increased secondary power purchases to support wholesale sales and the increased load due to temperatures that averaged near normal as compared to warmer than normal in 1998 and a greater number of electric customers in 1999 compared to 1998.

     Purchased gas expenses increased $5.0 million and $21.6 million for the three and nine month periods ended September 30, 1999, respectively, as compared to the same periods in 1998 due to both increased volumes of purchases as a result of higher heating load and the increase in gas service customers.

     Fuel expense decreased $4.1 million and $3.8 million for the three and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998 due primarily to the Company generating less electricity at Company-owned combustion turbines.

     Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA decreased $4.2 million and $11.5 million in the three and nine month periods ended September 30, 1999, compared to the prior year periods, primarily as a result of the 1997 Residential Exchange Termination Agreement discussed in "Operating Revenues - Electric."

     Utility operations and maintenance expenses increased $9.5 million and $11.7 million for the three and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998. The primary reasons for the nine month period increase were increased storm-repair costs of $8.6 million and increased expenditures for Year 2000 remediation efforts of $5.4 million. Increased storm repair costs and expenditures for Year 2000 remediation efforts also contributed to the three month period increase as well as a $2.1 million increase in coal plant non-fuel expense as a result of the major overhaul of Colstrip Unit 1.

     Depreciation and amortization expense increased $1.2 million and $5.6 million for the three and nine month periods September 30, 1999, respectively, from the same periods in 1998 due primarily to the effects of new plant placed into service during the past year.

     Taxes other than federal income taxes increased $3.3 million and $13.4 million for the three and nine month periods ended September 30, 1999, compared to the same periods in 1998 due primarily to increases in municipal taxes, state excise taxes and state property taxes.

     Federal income taxes decreased $3.5 million for the three month period ended September 30, 1999, compared to the same period in 1998 as a result of a $2.4 million true-up which resulted in lower federal income tax and an increase in interest expense during the period. Federal income taxes increased $6.8 million for the nine-month period ended September 30, 1999, from the same period in 1998 primarily due to higher pre-tax operating income for the period.

Other Income

     Other income, net of federal income tax, increased $5.6 million for the three month period ending September 30, 1999, compared to the same period in 1998. The increase was primarily the result of the sale and assignment of certain non-core assets and gas supply transportation contracts which resulted in an after-tax gain of approximately $3.6 million.

     Other income for the nine month period ended September 30, 1999, increased $17.0 million when compared to the same period in 1998 due primarily to the after-tax gain of $12.3 million as a result of the sale of the Company's investment in the common stock of Cabot Oil and Gas Corporation in May 1999, offset in part by the cost of ConnexT, a wholly-owned subsidiary, exiting certain product lines as well as the aforementioned gain of $3.6 million in the third quarter of 1999.

Interest Charges

     Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $2.4 million and $7.2 million for the three and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998 as a result of the issuance of $200 million 6.74% Senior Medium-Term Notes, Series A, in June 1998 and $250 million Senior Medium-Term Notes, Series B, in March 1999. These increases were partially offset by the repayment of $108 million in Secured Medium-Term Notes since February 1998 and the redemption of $30 million 9.14% Secured Medium-Term Notes, Series A, in June 1998. Other interest expense decreased $1.1 million and $3.0 million for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998 as a result of lower weighted average interest rates.

              Capital Expenditures, Capital Resources and Liquidity

     Capital expenditures, which include energy conservation expenditures and exclude AFUDC, for the third quarter of 1999 were $80.3 million compared to $89.3 million for the third quarter of 1998. Year-to-date capital expenditures totaled $241.4 million compared to $229.7 million for the same period in 1998. Capital expenditures for 1999 and 2000 are expected to be $303 million and $259 million, respectively. Cash provided by operations (net of dividends and AFUDC) as a percentage of capital expenditures (excluding AFUDC) was 5% and 0% for the third quarters of 1999 and 1998, respectively. Cash provided by operations (net of dividends and AFUDC) as a percentage of capital expenditures (excluding AFUDC) was 61% and 63% for the nine month periods ended September 30, 1999 and 1998, respectively. Capital expenditure estimates are subject to periodic review and adjustment.

     On September 30, 1999, the Company had available $375.0 million in lines of credit with various banks, which provide credit support for outstanding commercial paper borrowing of $162.3 million, reducing the available borrowing capacity under these lines of credit to $212.7 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements.

                              Year 2000 Conversion
Background

     The Year 2000 issue results from the use of two digits rather than four digits in computer hardware and software to define the applicable year. If not corrected on computer systems that must process dates both before and after January 1, 2000, two-digit year fields may create processing errors or system failures. The Company believes that all mission-critical operational systems, as defined by the North American Electric Reliability Council ("NERC"), are Year 2000 ready. Project work, including remediation and testing is complete for the Company's other priority business systems. Follow-up for a limited number of non-critical systems and certain vendors will continue into the fourth quarter.

Project Approach and Progress

     The number of people working full time and part time on the Company's Year 2000 project has fluctuated between 125 and 150. The Company established a central project team to coordinate all Year 2000 activities and identified exposure in three categories: information technology; embedded chip technology; and external non-compliance by customers and suppliers. The project team took a phased approach in conducting the Year 2000 project for its internal systems. The phases include inventory, assessment, remediation, testing, implementation and contingency planning. In addition, the Company engaged outside consultants and technicians to aid in formulating and implementing its plan. All business units have completed the inventory, assessment, remediation, testing, implementation and contingency planning phases.

     The Company has been upgrading mainframe and client server financial and business applications since 1997 and replacing many of its business systems as part of its business plans following its merger in 1997. In September 1998, the Company implemented a Systems, Applications, Products in Data Processing ("SAP") business system which includes essentially all of the Company's business applications with the exception of its Customer Information System ("CIS"). The SAP system is Year 2000 compliant.

     A new CIS, which is designed to be Year 2000 compliant, is currently being developed by the Company. The Company has also remediated critical elements of its existing CIS for Year 2000 compliance purposes.

     A specialized embedded systems team was formed by the Company to inventory, assess and remediate microprocessor technology in its generation, transmission and distribution systems for both gas and electric operations. The inventory, assessment, remediation, testing and implementation phases for all mission critical embedded systems are complete. Contingency planning specific to the Year 2000 issue began in November 1998, and contingency plans were submitted on June 30, 1999, to the Washington Commission and NERC. These plans will be refined and updated as remediation and test results are analyzed.

     The Company sent letters to its suppliers, financial institutions and other business partners to coordinate Year 2000 conversion and determine the extent to which the Company is exposed to third party compliance failures. All significant vendors and suppliers have been contacted. All third party assessment was completed in June 1999. When the Company identified concerns, it followed up with third parties by telephone. In addition, the Company held meetings with critical vendors described below in order to assess and monitor compliance measures. All critical vendors and suppliers have responded to the Company's written requests and follow up telephone calls. They have indicated either that they are Year 2000 compliant or where appropriate company line managers have developed alternate sources or other contingency plans.

     The Company depends upon third parties for a significant portion of its energy supply and transportation. The majority of the high voltage transmission facilities used by the Company are owned and operated by BPA and the Company's natural gas supplies are transported to its service area by natural gas pipelines in the western United States and Canada. The Company purchases 100% of its natural gas supplies and approximately 75% of its electric power supplies. Major energy suppliers and transporters are considered critical vendors because their failure to supply or deliver energy to the Company could adversely affect the reliability of the Company's electric or gas service to its customers.

     In addition, the Company is working with various industry groups including NERC and the regional reliability council, the Western Systems Coordinating Council ("WSCC") during the millennium transition. The United States Department of Energy has asked NERC to assume a leadership role in preparing the U.S. electric industry for the transition to the Year 2000.

Costs

     While the replacement of business systems under business plans developed as a result of the merger are not included in the Company's Year 2000 project, those replacements substantially reduced the number of internal business applications that require remediation. In addition to the costs of replacing new business systems, the Company estimates that total Year 2000 project costs will approximate $14 million, exclusive of internal labor costs, of which approximately $0.5 million related to contingency planning has yet to be expended.

Risk Assessment

     The electric power supply systems of North America are connected into three major interconnections called grids. The western grid covers the western third of the U.S., western Canada and parts of Mexico. The BPA is the largest supplier of transmission services in the Pacific Northwest. The Company's reasonably likely worst case scenario is that operational component failures of any entity connected to the grid could cause other failures in that grid. Such failures would adversely affect the Company's ability to provide reliable service to its customers and correspondingly reduce revenues. The Company has continued to assess this risk as the millennium approaches and evaluated the likelihood of power failures and continues to develop approaches for mitigating the risk of failures.

     Much of the natural gas and electric distribution systems are comprised of wires, poles and pipes containing no embedded chips. However, these systems do employ some computer components that could be affected by the Year 2000 transition. Since many of the components used by the Company exist in multiple sub-station locations, there is a risk that a component could be missed, a component manufacturer could provide erroneous information, or the component (while deemed and tested compliant) could fail in a specific configuration found at the Company. The Company formed a special team to handle these types of components (embedded systems), and retained an independent engineering firm with specific utility experience to assist in the effort. Results of assessment revealed that there are fewer components that are not Year 2000 ready than initially thought. This is consistent with industry findings published in the NERC report to the Department of Energy dated January 11, 1999.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, Company business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 project has significantly reduced the Company's level of uncertainty about the Year 2000 problem and the Year 2000 readiness of its material vendors. The Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations has been reduced.

Contingency Plans

     A specialized team was formed that developed contingency plans and updated existing emergency preparedness plans to identify and address risk scenarios for the Company. Contingency planning specific to the Year 2000 issue began in November 1998, and contingency plans were submitted on June 30, 1999, to the Washington Commission and NERC. Contingency plans were successfully tested during the NERC September 8th and 9th 1999 drill. Additional internal drills are planned during the last two months of 1999.

Forward Looking Statements

     Readers are cautioned that forward-looking statements contained in the Year 2000 update are based on management's best estimates and may be influenced by factors that could cause actual outcomes and results to be materially different than projected. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement new systems in a timely manner, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the reliance upon the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with Year 2000 issues that may affect its operations and business, or expose it to third-party liability.

                                      Other

     On April 30, 1999, the Company filed a registration statement and prospectus for the formation of a holding company structure. The holding company proposal was approved by shareholders at the Company's annual meeting on June 23, 1999. The proposed holding company structure is also subject to regulatory approval by the Washington Commission and the Federal Energy Regulatory Commission.

     A power supply operating alliance between the Company and Duke Energy Trading and Marketing ("DETM"), whereby the Company participated in the Western market activities of DETM, was terminated effective May 31, 1999. Going forward the Company will perform the functions of minimizing the cost of, and optimizing the value inherent in, its core power supply portfolio. The Company will overlay its traditional supply management activities with an energy price risk hedging capability.

     On September 1, 1999, the Company redeemed all outstanding shares of its 8.5% Preferred Stock, Series III, at the redemption price of $25 per share plus accrued dividends.

     The Company has an Optional Large Power Sales Rate and certain "special contracts" for its largest customers. The Company has been involved in disputes with a number of industrial customers regarding their claims that the Company was incorrectly billing for energy under the Optional Large Power Sales Rate and special contracts. In the third quarter of 1999, the Company accrued refunds of approximately $4.3 million related to these disputes. In November 1999, the disputes with industrial customers with respect to the Optional Large Power Sales Rate were resolved.

     In the third quarter of 1999, the Company sold the assets, liabilities and trade name of its wholly-owned subsidiary, Homeguard Security Services, Inc. The Company also sold in the third quarter of 1999, certain non-core assets and the majority of the gas pipeline capacity rights and gas storage rights of Washington Energy Gas Marketing ("WEGM", a wholly-owned subsidiary), in the United States and the Province of Alberta, Canada. The Company recorded an after tax gain of approximately $3.6 million related to the sale of non-core assets in the quarter.

     For a discussion of the purchase of a 160 megawatt natural gas-fired co-generation plant from Encogen Northwest L.P. see Note 5 to the Consolidated Financial Statements.

     On October 27, 1999, the Washington Commission approved the Company's PGA and deferral amortization (true-up) filings effective November 1, 1999. The PGA filing allows the Company to recover an expected increase in annual gas costs and the deferral amortization filing allows the Company to recover prior period gas cost undercollections. The filings replaced the PGA and deferral amortization refund that had been effective since April 1, 1998. The combined filings increased gas rates to all sales customers by an average of 16.3%.

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

Interest rate risk

     The Company believes interest rate risks of the Company primarily relate to the use of short-term debt instruments and new long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities. The Company does utilize bank borrowings, commercial paper and line of credit facilities to meet short-term cash requirements. These short-term obligations are commonly refinanced with fixed rate bonds or notes when needed and when interest rates are considered favorable. The Company may enter into swap instruments to manage the interest rate risk associated with these debts, and one interest rate swap was outstanding as of September 30, 1999.

PART II  OTHER INFORMATION
Item 1        Legal Proceedings

     Contingencies arising out of the normal course of the Company's business exist at September 30, 1999. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 6        Exhibits and Reports on Form 8-K

      (a)     Exhibits
              The following exhibits are filed herewith:

              12-a Statement setting forth computation of ratios of earnings to fixed charges (1994 through 1998 and 12 months ended September 30, 1999)

              12-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1994 through 1998 and 12 months ended September 30, 1999)

              27     Financial Data Schedule

      (b)     Reports of Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PUGET SOUND ENERGY, INC.

                                       /s/ James W. Eldredge
                                       ---------------------
                                       James W. Eldredge
                                       Corporate Secretary and Controller

Date: November 12, 1999                Chief accounting officer and officer duly
                                       authorized to sign this report on behalf of the registrant