Form 10-K
period 1999-12-31
PUGET SOUND ENERGY INC
filed 2000-03-14
CIK 81100

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR

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

                                                   NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                              ON WHICH LISTED
------------------------------------------------ ------------------------------
  Common Stock, without par value,
  $10 stated value                                 N. Y. S. E.

  Preference Share Purchase Rights                 N. Y. S. E.

  7.45% Series II, Preferred Stock

  (Cumulative, $25 Par Value)                      N. Y. S. E.


Securities registered pursuant to Section 12(g) of the Act:

  TITLE OF EACH CLASS
-----------------------------------------------------

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

     Yes/X/ No/ /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 1999, was approximately $1,645,000,000

     The number of shares of the registrant's common stock outstanding at March 1, 2000 was 85,225,296.

                       Documents Incorporated by Reference

     The Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders is incorporated by reference in Part III hereof.

                                  DEFINITIONS

 AFUDC                      Allowance for Funds Used During Construction
 BPA                        Bonneville Power Administration
 CAAA                       Clean Air Act Amendments
 Cabot                      Cabot Oil & Gas Corporation
 Chelan                     Public Utility District No. 1 of Chelan County,
                              Washington
 Dth                        Dekatherm (One Dth is equal to one MMBtu)
 EPA                        Environmental Protection Agency
 ESA                        Endangered Species Act
 FERC                       Federal Energy Regulatory Commission
 KW                         Kilowatts
 KWH                        Kilowatt Hours
 MMBtu                      One Million British Thermal Units
 MW                         Megawatts (one MW equals one thousand KW)
 MWH                        Megawatt Hours
 Montana Power              The Montana Power Company
 NERC                       North American Electric Reliability Council
 NMFS                       National Marine Fisheries Service
 PGA                        Purchased Gas Adjustment
 PRAM                       Periodic Rate Adjustment Mechanism
 PRP                        Potentially Responsible Party
 PUDs                       Washington Public Utility Districts
 PURPA                      Public Utility Regulatory Policies Act
 WECo                       Washington Energy Company
 WEGM                       Washington Energy Gas Marketing Company
 Washington Commission      Washington Utilities and Transportation Commission
 WNG                        Washington Natural Gas Company

         INDEX

       Item       Page

       Part I

           1.     Business                                                     5
                         General                                               5
                         Industry Overview                                     6
                         Regulation and Rates                                  6
                         Electric Utility Operations                           6
                         Electric Utility Operating Statistics                11
                         Gas Utility Operations                               13
                         Gas Utility Operating Statistics                     16
                         Environment                                          17
                         Executive Officers                                   19
           2.     Properties                                                  20
           3.     Legal Proceedings                                           20
           4.     Submission of Matters to a Vote of Security Holders         20

       Part II

           5.     Market for Registrant's Common Equity and Related
                  Shareholder Matters                                         20
           6.     Selected Financial Data                                     22
           7.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               23
           7a.    Quantitative and Qualitative Disclosures about
                  Market Risk                                                 32
           8.     Financial Statements and Supplementary Data                 33
           9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                      33

       Part III (Incorporated by reference from the Company's definitive proxy statement issued in connection with the 2000 Annual Meeting of Shareholders)

           10.    Directors and Executive Officers of the Registrant
           11.    Executive Compensation
           12. Security Ownership of Certain Beneficial Owners and Management
           13.    Certain Relationships and Related Transactions

       Part IV    Exhibits, Financial Statement Schedules and

                  Reports on Form 8-K                                         33
                  Signatures                                                  35
                  Exhibit Index                                               74

         PART I

         ITEM 1.  BUSINESS

GENERAL

       Puget Sound Energy, Inc. (the "Company"), is an investor-owned public utility incorporated in the State of Washington furnishing electric and gas service in a territory covering approximately 6,000 square miles, principally in the Puget Sound region of Washington state.

       At December 31, 1999, the Company had approximately 907,000 electric customers; consisting of 803,700 residential, 97,600 commercial, 4,200 industrial and 1,500 other customers and approximately 569,900 gas customers; consisting of 521,800 residential, 45,000 commercial, 3,000 industrial and 100 other customers. In 1999, approximately 290,000 customers purchased both forms of energy from the Company. For the year 1999, the Company added approximately 16,300 electric customers and approximately 26,000 gas customers, representing annualized growth rates of 1.8% and 4.8%, respectively. During 1999, the Company's billed retail revenues from electric utility operations were derived 46% from residential customers, 37% from commercial customers, 14% from industrial customers and 3% from other customers. The Company's retail revenues from gas utility operations were derived 61% from residential customers, 28% from commercial customers, 6% from industrial customers, 3% from transportation customers and 2% from other customers. During this period, the largest customer accounted for 1.8% of the Company's utility operating revenues.

       The Company is affected by various seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers occur from season to season and from month to month within a season, primarily as a result of weather conditions. The Company normally experiences its highest energy sales in the first and fourth quarters of the year. Sales of electricity to wholesale customers also vary by quarters and years depending principally upon streamflow conditions for the generation of surplus hydro-electric power, customer usage and the market demand by wholesale customers. Earnings from electric operations therefore, can be significantly influenced by surplus sales and variations in weather, hydro conditions and regional electric energy prices. Earnings from gas operations can be significantly influenced by variations in weather. The Company has a Purchased Gas Adjustment mechanism ("PGA") in retail rates to recover variations in gas supply and transportation costs. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Rate Matters.")

       During the period from January 1, 1995 through December 31, 1999, the Company made gross electric utility plant additions of $845 million and retirements of $146 million. In the five-year period ended December 31, 1999, the Company made gross gas utility plant additions of $479 million and retirements of $58 million. In the same five-year period, the Company made gross common utility plant additions of $131 million and retirements of $10 million. Gross electric utility plant at December 31, 1999, was approximately $4.0 billion which consisted of 46% distribution, 28% generation, 15% transmission and 11% general plant and other. Gross gas utility plant at December 31, 1999, was approximately $1.4 billion which consisted of 83% distribution, 5% transmission and 12% general plant and other.

       At year-end the Company had 2,869 aggregate full-time equivalent utility employees.

       On June 23, 1999, Company shareholders approved the formation of a holding company structure for the Company and its subsidiaries. The proposed holding company structure has been approved by the Federal Energy Regulatory Commission and the Federal Trade Commission, but is still subject to regulatory approval by the Washington Commission. The primary purpose for the holding company formation is to allow the Company to separate its regulated utility business from its other businesses, which will enhance the holding company's ability to respond to the changing industry environment and will permit greater financing flexibility. The Company's utility business is expected to constitute the principal part of the holding company's earnings for the foreseeable future after the restructuring.

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

       On December 20, 1999 FERC issued Order 2000 to advance the formation of Regional Transmission Organizations (RTOs). This regulation requires each public utility that owns, operates or controls facilities for the transmission of electric energy in interstate commerce to file with FERC by October 15, 2000 their plans for forming and participating in an RTO. FERC's goal is to promote efficiency in wholesale electricity markets and to ensure that electricity consumers pay the lowest price possible for reliable service.

       Since 1986, the Company has been offering gas transportation as a separate service to industrial and commercial customers who choose to purchase their gas supply directly from producers and gas marketers. The continued evolution of the natural gas industry, resulting primarily from FERC Orders 436, 500 and 636, has served to increase the ability of large gas end-users to bypass the Company in obtaining gas supply and transportation services. Although the Company has not lost any substantial industrial or commercial load as a result of such bypass, in certain years up to 160 customers annually have taken advantage of unbundled transportation service; in 1999, 103 commercial and industrial customers, on average, chose to use such service. The shifting of customers from sales to transportation does not materially impact utility margin, as the Company earns similar margins on transportation service as it does on large volume, interruptible gas sales.

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

ELECTRIC UTILITY OPERATIONS

       At December 31, 1999, the Company's peak electric power resources were approximately 5,101,647 KW. The Company's historical peak load of approximately 4,847,000 KW occurred on December 21, 1998.

       During 1999, the Company's total electric energy production was supplied 23% by its own resources, 23% through long-term contracts with several of the Washington Public Utility Districts ("PUDs") that own hydro-electric projects on the Columbia River, 22% from other firm purchases and 32% from non-firm purchases.

       The following table shows the Company's electric energy supply resources at December 31, 1999, and energy production during the year:

                                PEAK POWER RESOURCES
                                AT DECEMBER 31, 1999       1999 ENERGY PRODUCTION
                            ---------------------------- -----------------------------
                                   KILOWATTS          %    KILOWATT-HOURS           %
                                                                  (THOUSANDS)
                            ---------------------------- -----------------------------
  Purchased Resources:
    Columbia River
    PUD Contracts (Hydro)           1,414,000       27.7%        8,058,572       23.2%
    Other Hydro1                      547,322       10.7%        3,440,026        9.9%
    Other  Producers (1)            1,244,675       24.4%       15,237,380       44.0%
------------------------------ --------------- ----------- ---------------- -----------
  Total Purchased                   3,205,997       62.8%       26,735,978       77.1%
------------------------------ --------------- ----------- ---------------- -----------
  Company-owned Resources:
    Hydro                             310,700        6.1%        1,648,200        4.8%
    Coal                              771,900       15.1%        5,630,670       16.2%
    Natural gas/oil                   813,050       16.0%          662,762        1.9%
------------------------------ --------------- ----------- ---------------- -----------
  Total Company-owned               1,895,650       37.2%        7,941,632       22.9%
------------------------------ --------------- ----------- ---------------- -----------
  Total                             5,101,647      100.0%       34,677,610      100.0%
------------------------------ --------------- ----------- ---------------- -----------

COMPANY-OWNED ELECTRIC GENERATION RESOURCES

       The Company and other utilities are joint owners of four mine-mouth, coal-fired, steam-electric generating units at Colstrip, Montana, approximately 100 miles east of Billings, Montana. The Company owns a 50% interest (330,000
KW) in Units 1 and 2 and a 25% interest (350,000 KW) in Units 3 and 4. The owners of the Colstrip Units purchase coal for the Units from Western Energy Company ("Western Energy"), under the terms of long-term coal supply agreements. In the third quarter of 1998, Western Energy, the Company and other joint owners of Units 3 and 4 revised the coal supply contract which reduced the delivered price of coal for Units 3 and 4 and allows for the joint owners to review and approve mining plans and budgets.

       In November 1998, the Company announced that it had signed an agreement to sell its interest in the Colstrip plant, as well as associated transmission facilities to PP&L Global, Inc., of Fairfax, Virginia, a subsidiary of PP&L Resources, Inc. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other" for a discussion of the sale.)

       The Company owns a 7% interest (91,900 KW) in a coal-fired, steam-electric generating plant near Centralia, Washington, with a total net capability of 1,313,000 KW. In May 1999, the Company and the other owners announced that they had signed an agreement to sell all their ownership shares in the plant to TransAlta Corporation of Calgary, Canada. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other" for a discussion of the sale.)

       The Company owns a 160 megawatt natural-gas fired cogeneration facility located near Bellingham, Washington which was purchased from Encogen Northwest L.P. ("Encogen") on November 1, 1999. (See Electric Energy Supply Contracts and Agreements with Non-Utilities.)

       The Company also has the following plants with an aggregate net generating capability of 963,750 KW: Upper Baker River hydro project (103,000
KW) constructed in 1959; Lower Baker River hydro project (71,400 KW) reconstructed in 1960; White River hydro plant (63,400 KW) constructed in 1911; Snoqualmie Falls hydro plant (45,500 KW), half the capability of which was installed during the period 1898 to 1910 and half in 1957; and one smaller hydro plant, Electron (27,400 KW), constructed during the period 1904 to 1929; a standby internal combustion unit (2,750 KW) installed in 1969; an oil-fired combustion turbine unit (67,500 KW) installed in 1974; four dual-fuel combustion turbine units (89,100 KW each) installed during 1981; and two dual-fuel combustion turbine units (113,200 KW each) installed during 1984. All of these generating facilities are located in the Company's service territory.

_________________________________
     (1) Power received from other utilities is classified between hydro and other producers based on the character of the utility system used to supply the power or, if the power is supplied from a particular resource, the character of that resource.

       The Company's combustion turbines installed in 1981 and 1984 may be fueled with either natural gas or distillate oil. Short-term supplies of distillate fuel are stored on-site. These plants are operated from time to time for peaking purposes and to produce energy for sales to wholesale customers, either directly or through tolling arrangements.

     On December 19, 1997, the Company was issued a 50 year license by FERC for its existing and operating White River project which includes authorization to install an additional 14,000 KW generating unit. The Company has filed for a rehearing with FERC on conditions of the license related to measures designed to enhance salmon runs on the White River, because those conditions may make the plant uneconomic to operate. On June 30, 1999, FERC issued a two year stay in the license proceeding. This additional time allows the Company, state agencies, local governments and public interest groups to resolve common issues relating to the plant's continued operation and economics. The initial license for the existing and operating Snoqualmie Falls project expired in December 1993, and the Company continues to operate this project under a temporary license. The Company is continuing the FERC application process to relicense this project.

COLUMBIA RIVER ELECTRIC ENERGY SUPPLY CONTRACTS

       During 1999, approximately 23.2% of the Company's energy output was obtained at an average cost of approximately 9.4 mills per KWH through long-term contracts with several of the Washington PUDs owning hydro-electric projects on the Columbia River.

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

     The Company has contracted to purchase from Chelan County PUD ("Chelan") a share of the output of the original units of the Rock Island Project which equaled 50% as of July 1, 1999, and remains unchanged thereafter for the duration of the contract. The Company has also contracted to purchase the entire output of the additional Rock Island units for the duration of the contract, except that the Company's share of output of the additional units may be reduced up to 10% per year beginning July 1, 2000, subject to a maximum aggregate reduction of 50%, upon the exercise of rights of withdrawal by Chelan for use in its local service area. Chelan has given notice of withdrawal of 5% on July 1, 2000. As of December 31, 1999, the Company's aggregate annual capacity from all units of the Rock Island Project was 478,000 KW. The Company has contracted to purchase from Chelan 38.9% (505,000 KW as of December 31, 1999) of the annual output of the Rocky Reach Project, which percentage remains unchanged for the remainder of the contract. The Company's share of the annual output of the Wells Project purchased from Douglas County PUD is currently 31.3% (261,000 KW as of December 31, 1999) upon the additional exercise of withdrawal rights by Douglas County PUD. The Company has contracted to purchase from Grant County PUD 8.0% (72,000 KW as of December 31, 1999) of the annual output of the Priest Rapids project and 10.8% (98,000 KW as of December 31, 1999) of the annual output of the Wanapum project, which percentages remain unchanged for the remainder of the contracts. (See Note 17 to the Company's Consolidated Financial Statements.)

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

       On April 4, 1988, the Company executed a 15-year contract, with provisions for early termination by the Company, for the purchase of firm energy supply from Avista Corporation (formerly Washington Water Power Company). This agreement calls for the delivery of 100 MW of capacity and 657,000 MWH of energy from the Avista system annually (75 annual average MW). Minimum and maximum delivery rates are prescribed. Under this agreement, the energy is to be priced at Avista's average generation and transmission cost, subject to certain price ceilings. This contract expires on December 31, 2002.

       On October 27, 1988, the Company executed a 15-year contract for the purchase of firm power and energy from PacifiCorp. Under the terms of the agreement, the Company receives 120 average MW of energy and 200 MW of peak capacity. This contract expires on October 31, 2003.

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

ELECTRIC ENERGY SUPPLY CONTRACTS AND AGREEMENTS WITH NON-UTILITIES

       As required by the federal Public Utility Regulatory Policies Act ("PURPA"), the Company entered into long-term firm purchased power contracts with non-utility generators. The most significant of these are the contracts described below which the Company entered into in 1989, 1990 and 1991 with operators of natural gas-fired cogeneration projects. The Company purchases the net electrical output of these four projects at fixed and annually escalating prices which were intended to approximate the Company's avoided cost of new generation projected at the time these agreements were made. Principally as a result of dramatic changes in natural gas price levels, the power purchase prices under these agreements are significantly above the current market price of power and, based upon projections of future market prices, are expected to remain well above market for the duration of the contracts. The Company's estimated payments under these four contracts are $181 million for 2000, $204 million for 2001, $206 million for 2002, $207 million for 2003, $213 million for 2004 and in the aggregate, $1.5 billion thereafter through 2012. These payments reflect the Tenaska and Encogen contract restructurings described below. The Company continues to seek restructuring of the other contracts. If retail electric energy prices move to market levels as a result of electric industry restructuring, the Company plans to seek to continue to recover in rates the above market portion of these contract costs.

     On June 29, 1989, the Company executed a 20-year contract to purchase 70 average MW of energy and 80 MW of capacity, beginning October 11, 1991, from the March Point Cogeneration Company ("March Point"), which owns and operates a natural gas-fired cogeneration facility known as March Point Phase I, located at the Equilon refinery in Anacortes, Washington. On December 27, 1990, the Company executed a second contract (having a term coextensive with the first contract) to purchase an additional 53 average MW of energy and 60 MW of capacity, beginning in January 1993, from another natural gas-fired cogeneration facility owned and operated by March Point, which facility is known as March Point Phase II and is located at the Equilon refinery in Anacortes, Washington. A dispute, currently being litigated, exists between the Company and March Point over the PURPA status of and the Company's obligations to buy the output of Phase II.

       On February 24, 1989, the Company executed a 20-year contract to purchase 108 average MW of energy and 123 MW of capacity, beginning in April 1993, from Sumas Cogeneration Company, L.P., which owns and operates a natural gas-fired cogeneration project located in Sumas, Washington.

       On September 26, 1990, the Company executed a 15-year contract to purchase 141 average MW of energy and 160 MW of capacity, beginning in July 1993, from Encogen Northwest L.P. ("Encogen") (a limited partnership having a general partner that is a subsidiary of Enserch Development Corp.), which owned and operated a natural-gas fired cogeneration facility located at the Georgia Pacific mill near Bellingham, Washington. The contract had obligated the Company to pay Encogen fixed and escalating fees well above current and projected future market prices through mid-2008 for the output of the plant. On November 1, 1999, the Company purchased the 160 megawatt plant from Encogen. The Company paid $55 million in cash and assumed $109 million in debt to acquire the partnership, which owned no significant assets other than the plant. Pursuant to an October 27, 1999 order from the Washington Commission approving the purchase, the Company will depreciate the original owner's net book value of the plant over the remaining 23 year useful life of the project. The difference between the purchase price and the net book value of the plant (approximately $72.5 million) will be amortized over 9 years (the remaining term of the power purchase contract). The purchase is expected to reduce the net cost of power from the co-generation project by approximately 17% annually.

       In December 1999, the Company bought out the remaining 8.5 years of one of the natural gas supply contracts serving Encogen from Cabot Oil & Gas
Corporation which provided approximately 60% of the plant's natural gas requirements. The Company will become the replacement gas supplier to the project for 60% of the supply under the terms of the Cabot Agreement and expects the agreement will reduce this portion of gas costs by 5% to 15% annually. The Washington Commission has issued an order creating a regulatory asset relating to the $12 million payment that requires the Company to accrue carrying costs on the unamortized balance over the first 3 years.

       On March 20, 1991, the Company executed a 20-year contract to purchase 216 average MW of energy and 245 MW of capacity, beginning in April 1994, from Tenaska Washington Partners, L.P., which owns and operates a natural gas-fired cogeneration project located near Ferndale, Washington. In December 1997 and January 1998, the Company and Tenaska Washington Partners entered into revised agreements which will lower purchased power costs from the Tenaska project by restructuring its natural gas supply. The Company paid $215 million to buy out the project's existing long-term gas supply contracts, which contained fixed and escalating gas prices that were well above current and projected future market prices for natural gas. The Company became the principal natural gas supplier to the project and power purchase prices under the Tenaska contract were revised to reflect market-based prices for the natural gas supply. The Company obtained an order from the Washington Commission creating a regulatory asset related to the $215 million restructuring payment. Under terms of the order, the Company is allowed to accrue as an additional regulatory asset one-half the carrying costs of the deferred balance over the first five years. These revised arrangements are expected to reduce the Company's power supply costs from the Tenaska project an average of between 15 and 20 percent over the 14 year period from 1998 through 2011, net of the costs of the restructuring payment.

ELECTRIC RATES AND REGULATION

       The order approving the merger of the Company, Washington Energy Company and Washington Natural Gas Company ("Merger"), issued by the Washington Commission on February 5, 1997, contains a rate plan designed to provide a five-year period of rate certainty for customers and to provide the Company with an opportunity to achieve a reasonable return on investment. General electric tariff rates were stipulated to increase annually between 1.0% to 1.5% depending on rate class on January 1 of 1998 through 2000. Electric tariff rates for certain customers will increase by 1.5% in 2001.

       ELECTRIC UTILITY OPERATING STATISTICS

  YEAR ENDED ON DECEMBER 31                 1999          1998         1997
----------------------------------------------------------------------------
  Operating revenues by classes:
  (thousands)
----------------------------------------------------------------------------
    Residential                         $586,416      $540,549     $529,990
    Commercial                           457,339       431,752      414,480
    Industrial                           169,508       180,959      166,473
    Other consumers                       37,562        42,952       32,453
----------------------------------------------------------------------------
      Operating revenues

      billed to consumers (1)          1,250,825     1,196,212    1,143,396
    Unbilled revenues -
    net increase (decrease)               (9,541)        4,024       (4,921)
    PRAM accrual                              --            --      (40,777)
-----------------------------------------------------------------------------
      Total operating revenues

      from consumers                   1,241,284     1,200,236    1,097,698
    Wholesale customers                  316,728       274,972      133,726
----------------------------------------------------------------------------
      Total operating revenues        $1,558,012    $1,475,208   $1,231,424
----------------------------------------------------------------------------
  Number of customers (average):
    Residential                          797,421       782,095      767,476
    Commercial                            96,769        94,118       91,517
    Industrial                             4,224         4,193        4,090
    Other                                  1,497         1,437        1,389
----------------------------------------------------------------------------
      Total customers (average)          899,911       881,843      864,472
----------------------------------------------------------------------------
  KWH generated, purchased and
    interchanged (thousands):
    Company generated                  7,941,632     7,934,730    6,641,118
    Purchased power                   26,716,328    24,231,978   22,611,963
    Interchanged power (net)              19,650        91,230      103,959
----------------------------------------------------------------------------
      Total energy output             34,677,610    32,257,938   29,357,040
    Losses and company use            (1,512,571)   (1,413,331)  (1,414,101)
----------------------------------------------------------------------------
      Total energy sales              33,165,039    30,844,607   27,942,939
----------------------------------------------------------------------------

_____________________________

     (2) Operating revenues in 1999, 1998 and 1997 were reduced by $43.8 million, $46.7 million and $40.5 million, respectively, as a result of the
Company's sale of $237.7 million of its investment in customer-owned conservation measures. (See "Operating revenues" in Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements.)

       (continued from previous page)

  YEAR ENDED ON DECEMBER 31                      1999         1998         1997
--------------------------------------------------------------------------------
  Electric energy sales, KWH:
  (thousands)
--------------------------------------------------------------------------------
    Residential                             9,861,791    9,313,652    9,319,508
    Commercial                              7,482,280    7,191,164    7,022,092
    Industrial                              3,980,246    4,072,722    3,994,748
    Other consumers                           262,238      284,312      206,330
--------------------------------------------------------------------------------
       Total energy billed to consumers    21,586,555   20,861,850   20,542,678
    Unbilled energy sales -
       net increase (decrease)               (155,023)      43,027      (45,556)
--------------------------------------------------------------------------------
       Total energy sales to consumers     21,431,532   20,904,877   20,497,122
    Sales to wholesale customers           11,733,507    9,939,730    7,445,817
--------------------------------------------------------------------------------
       Total energy sales                  33,165,039   30,844,607   27,942,939
--------------------------------------------------------------------------------
  Per residential customer:
    Annual use (KWH)                           12,367       11,909       12,143
    Annual billed revenue                     $762.78      $721.09      $716.88
    Billed revenue per KWH                     $.0617       $.0606       $.0590
  Company-owned generation
    capability - KW:
    Hydro                                     310,700      308,200      309,950
    Steam                                     771,900      771,900      771,900
    Natural gas/oil                           813,050      673,850      702,350
--------------------------------------------------------------------------------
       Total                                1,895,650    1,753,950    1,784,200
--------------------------------------------------------------------------------
  Heating degree days                           4,956        4,498        4,599
  Percent of normal of 30 year
    average                                    101.0%        91.6%        93.7%
  Load factor                                   62.6%        52.6%        58.7%

Gas Utility Operations

Gas Supply

       The Company currently purchases a blended portfolio of long-term firm, short-term firm, and non-firm gas supplies from a diverse group of major and independent producers and gas marketers in the United States and Canada. All of the Company's gas supply is ultimately transported through Northwest Pipeline Corporation ("NPC"), the sole interstate pipeline delivering directly into the western Washington area.

  PEAK FIRM GAS SUPPLY AT
  DECEMBER 31, 1999                         DTH PER DAY         %
-----------------------------------------------------------------
  Purchased Gas Supply

     British Columbia                          153,700      19.3
     Alberta                                    77,100       9.7
     United States                              75,000       9.4
-----------------------------------------------------------------
  Total Purchased Gas Supply                   305,800      38.4
-----------------------------------------------------------------
  Purchased Storage Capacity

     Clay Basin                                 76,200       9.6
     Jackson Prairie                            48,000       6.0
     LNG                                        69,900       8.8
-----------------------------------------------------------------
  Total Purchased Storage Capacity             194,100      24.4
-----------------------------------------------------------------
  Owned Storage Capacity

     Jackson Prairie                           267,400      33.5
     Propane-Air Injection                      30,000       3.7
-----------------------------------------------------------------
  Total Owned Storage Capacity                 297,400      37.2
-----------------------------------------------------------------
  Total Peak Firm Gas Supply                   797,300     100.0
-----------------------------------------------------------------

All peak firm gas supplies and storage are connected to PSE's market with firm transportation capacity.

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

       In 1998, the Company took assignment from Cascade Natural Gas of a Peaking Gas Supply Service ("PGSS") contract whereby the Company can divert up to 48,000 Dth per day of gas supply away from the Tenaska Cogeneration Facility and toward the core gas load by causing Tenaska to operate its facility on distillate fuel and paying any additional costs of such operation.

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

Gas Supply Portfolio

       For the 1999-2000 winter heating season, the Company has contracted for approximately 19% of its expected peak-day gas supply requirement from sources originating in British Columbia under a combination of long-term and winter-peaking purchase agreements. Long-term gas supplies from Alberta represent approximately 10% of the peak-day requirement. Long-term and winter peaking arrangements with U.S. suppliers and gas stored at Clay Basin make up approximately 19% of the peak-day portfolio. The balance of the peak-day requirement is expected to be met with gas stored at Jackson Prairie, LNG held at NPC's Plymouth facility and propane-air resources, which represent approximately 39%, 9% and 4%, respectively, of expected peak-day requirements.

       During 1999, approximately 48% of gas supplies purchased by the Company originated from British Columbia while 26% originated in Alberta and 26% originated in the U.S.

       The current firm, long-term gas supply portfolio consists of arrangements with 18 producers and gas marketers, with no single supplier representing more than 12% of expected peak-day requirements. Contracts have remaining terms ranging from less than one year to 12 years, with an average term of 2 years. All gas supply contracts contain market-sensitive pricing provisions based on several published indices.

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

GAS TRANSPORTATION CAPACITY

       The Company currently holds firm transportation capacity on pipelines owned by NPC and PG&E Gas Transmission-Northwest ("PGT"). Accordingly, the Company pays fixed monthly demand charges for the right, but not the obligation, to transport specified quantities of gas from receipt points to delivery points on such pipelines each day for the term or terms of the applicable agreements.

       The  Company  holds firm  capacity  on NPC's  pipeline  totaling  454,533
Dekatherms per day (one Dekatherm, or Dth, is equal to one million British thermal units or "MMBtu" per day), acquired under several agreements at various times. The Company has exchanged certain segments of its firm capacity with third parties to effectively lower transportation costs. The Company's firm transportation capacity contracts with NPC have remaining terms ranging from 5 to 16 years. However, the Company has either the unilateral right to extend the contracts under their current terms or the right of first refusal to extend such contracts under current FERC orders. The Company's firm transportation capacity on PGT's pipeline, totaling 90,392 Dth per day, has a remaining term of 24 years.

GAS STORAGE CAPACITY

       The Company holds storage capacity in the Jackson Prairie and Clay Basin underground gas storage facilities adjacent to NPC's pipeline. The Jackson Prairie facility, operated and one-third owned by the Company, is used primarily for intermediate peaking purposes, able to deliver a large volume of gas over a relatively short time period. Combined with capacity contracted from NPC's one-third stake in Jackson Prairie, the Company has peak, firm delivery capacity of over 340,000 Dth per day and total firm storage capacity exceeding 7,500,000 Dth at the facility. The location of the Jackson Prairie facility in the Company's market area provides significant cost savings by reducing the amount of annual pipeline capacity required to meet peak-day gas requirements. On November 1, 1999, a facility expansion was placed in service. The Company's share of the expanded service provides additional firm delivery capacity of over 100,000 Dth per day and additional firm storage capacity in excess of 1,000,000 Dth. The Company secured rights to additional firm seasonal pipeline capacity to be utilized in conjunction with the expanded service.

       The Clay Basin storage facility is supply area storage and is withdrawn over the entire winter, capturing savings due to injecting lower cost gas supplies during the summer. The Company has maximum firm withdrawal capacity of over 100,000 Dth per day from the facility with total storage capacity exceeding 13,000,000 Dth. The capacity is held under two contracts with remaining terms of 14 and 20 years.

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

CAPACITY RELEASE

       FERC provided a capacity release mechanism as the means for holders of firm pipeline and storage entitlements to temporarily relinquish unutilized capacity to others in order to recoup all or a portion of the cost of such capacity. Capacity may be released through several methods including open bidding and by pre-arrangement. The Company continues to successfully mitigate a portion of the demand charges related to both storage and NPC and PGT pipeline capacity not utilized during off-peak periods. WNG CAP I, a wholly owned subsidiary of the Company, was formed to provide additional flexibility and benefits from capacity release. Capacity release benefits are passed on to customers through the PGA.

GAS RATES AND REGULATION

       The order approving the Merger, issued by the Washington Commission on February 5, 1997, contains a rate plan which provided unchanged rates for all classes of natural gas customers until January 1, 1999, when rates decreased by approximately $2 million annually.

       On October 27, 1999, the Washington Commission approved the Company's PGA and deferral amortization (true-up) filings effective November 1, 1999. The PGA filing allows the Company to recover an expected increase in annual gas costs and the deferral amortization filing allows the Company to recover prior period gas cost undercollections. The filings replaced the PGA and deferral amortization refund that had been effective since April 1, 1998. As a result, gas rates to all sales customers increased by an average of 16.3%, while rates for gas transportation service as well as gas margins remained unchanged.

       On June 25, 1998, the Company received approval from the Washington Commission to begin a new performance-based mechanism for strengthening its gas-supply purchasing and gas-storage practices. The PGA Incentive Mechanism, which encourages competitive gas purchasing and management of pipeline and storage-capacity became effective July 1, 1998. Incentive gains and losses from the three-year program are shared between customers and shareholders. After the first $0.5 million, which is allocated to customers, gains and losses are shared 40%/60% between the Company and customers up to $26.5 million, and 33%/67% thereafter. Gains or losses are determined relative to a weighted average index which is reflective of the Company's gas supply and transportation contract costs. The Company's share of incentive gains under the PGA Incentive Mechanism in 1999 and 1998 were approximately $7.2 million and $1.1 million, respectively while customers received approximately $11.3 million and $2.0 million, respectively.

        GAS UTILITY OPERATING STATISTICS

  Twelve Months Ended December 31                     1999       1998       1997
--------------------------------------------------------------------------------
  Operating revenues by classes (thousands):
  Regulated utility sales:
    Residential sales                             $296,032   $253,169   $246,747
    Commercial firm sales                          113,058     96,116     97,233
    Industrial firm sales                           21,724     18,557     19,524
    Interruptible sales                             30,404     22,190     19,832
    Transportation services                         13,117     14,211     14,631
    Other                                           11,153     12,308     11,480
--------------------------------------------------------------------------------
      Total gas operating revenues                $485,488   $416,551   $409,447
--------------------------------------------------------------------------------
  Customers, average number served
    Residential                                    509,384    486,553    465,185
    Commercial firm                                 43,567     42,273     41,158
    Industrial firm                                  2,879      2,850      2,839
    Interruptible                                      873        940        962
    Transportation                                     103        123        128
--------------------------------------------------------------------------------
      Total customers (average)                    556,806    532,739    510,272
--------------------------------------------------------------------------------
  Gas volumes (thousands of therms):

    Residential sales                              507,978    444,611    434,179
    Commercial firm sales                          221,804    193,765    195,087
    Industrial firm sales                           48,422     42,737     44,563
    Interruptible sales                             93,791     72,115     60,244
    Transportation volumes                         236,704    254,368    277,092
--------------------------------------------------------------------------------
      Total gas volumes                          1,108,699  1,007,596  1,011,165
--------------------------------------------------------------------------------
  Working-gas volumes in storage at year end
  (thousands of therms)
      Jackson Prairie                               60,673     37,683     52,429
      Clay Basin                                    37,281     58,827     64,934
  Average use per customer (therms):
    Residential                                        997        914        933
    Commercial firm                                  5,091      4,584      4,740
    Industrial firm                                 16,819     14,995     15,697
    Interruptible                                  107,435     76,718     62,624
    Transportation                               2,298,097  2,068,033  2,164,781

(continued from prior page)

  TWELVE MONTHS ENDED DECEMBER 31                     1999       1998       1997
--------------------------------------------------------------------------------
  Average revenue per customer:
    Residential                                     $  581     $  520     $  530
    Commercial firm                                  2,595      2,274      2,362
    Industrial firm                                  7,546      6,511      6,877
    Interruptible                                   34,827     23,606     20,615
    Transportation                                 127,350    115,537    114,305
  Average revenue per therm (cents):

    Residential                                       58.3       56.9       56.8
    Commercial firm                                   51.0       49.6       49.8
    Industrial firm                                   44.9       43.4       43.8
    Interruptible                                     32.4       30.8       32.9
      Total sales to customers                        52.9       51.8       52.2
    Transportation                                     5.5        5.6        5.3

  Weather - degree days                              4,956      4,498      4,599
    Percent of normal (30-year average)             101.0%      91.6%      93.7%

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

       The Centralia Project and the Colstrip Projects met the sulfur dioxide limits of the CAAA in Phase I (1995). All four units at the Colstrip Project, operated by Montana Power, meet Phase II emission limits. In accordance with the purchase agreement with TransAlta, the Centralia Owners are installing flue gas scrubbers and low NOx burners on both units of the Centralia generating station to meet state and federal emissions standards. The current cost estimate for the Company's share of these additions is $14 million, of which approximately $4.2 million will have been committed by the anticipated closing date of the sale of Centralia to TransAlta. In accordance with the agreements with TransAlta, these expenditures will be reimbursed by TransAlta.

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

       The proposed listings of Puget Sound Chinook salmon and spring Chinook for the upper Columbia were approved in March 1999. The listing of spring Chinook for the upper Columbia should not result in markedly differing conditions for operations from previous listings in the area. However, Puget Sound has not experienced ESA listing to date and listing of Puget Sound Chinook could cause a number of changes to operations of government agencies and private entities in the region including the Company. These may adversely affect hydro plant operations, permit issuance for facilities construction and increased costs for process and facilities. Because the Company relies substantially less on hydro-electric energy from the Puget Sound area than from the Mid-Columbia and because the impact on Company operations in the Puget Sound area is not likely to impair significant generating resources, the impact of listing for Puget Sound Chinook salmon should be proportionately less than the Columbia River listings.

EXECUTIVE OFFICERS AT MARCH 1, 2000



  NAME             AGE   OFFICES
--------------------------------------------------------------------------------
  W. S. Weaver     56    President & Chief Executive Officer since January 1998;
                         President, May  1997 -  January  1998;  Vice Chairman
                         and  Chairman  of Unregulated Subsidiaries, February
                         1997 - May 1997; Executive Vice President and Chief
                         Financial Officer 1991-1997; Director since 1991.
  J. W. Eldredge   49    Chief Accounting Officer since 1994; Corporate
                         Secretary and Controller since 1993; Controller since
                         1988.
  D. E. Gaines     43    Treasurer since 1994; Director Strategic Planning 1992-
                         1994; Manager Financial Planning 1986 - 1992.
  W. A. Gaines     44    Vice President Energy Supply since February 1997;
                         Manager Power Management 1996-1997; Manager Operations
                         Planning 1986-1996.
  D. A. Graham     59    Vice President Human Resources since April 1998;
                         Director Human Resources 1989-1998.
  R. L. Hawley     50    Vice President and Chief Financial Officer since March
                         1998. For more than five years prior to that time, he
                         was a partner with the accounting firm of
                         PricewaterhouseCoopers LLP.
  T. J. Hogan      48    Vice President Systems Operations since February 1997;
                         Washington Energy Company positions held: Executive
                         Vice President and Chief Operating Officer 1995-1997;
                         Vice President Supply, Administration and Corporate
                         Secretary 1994-1995; Vice President Legal and Corporate
                         Secretary 1991-1994.
  S. A. McKeon     54    Vice President and General Counsel since June 1997. For
                         more than five years prior to that time he was a
                         partner with the law firm of Perkins Coie LLP.
  S. McLain        43    Vice President Operations - Delivery since June 1999;
                         Vice President Corporate Performance 1997-1999;
                         Director Planning and Work Practices 1997; various
                         positions in Human Resources, Operations, Customer
                         Service and Strategic Planning 1988-1997.
  G. B. Swofford   58    Vice President and Chief Operating Officer - Delivery
                         since June 1999; Vice President Customer Operations
                         1997-1999; Senior Vice President Customer Operations
                         1994-1997; Vice President Divisions and Customer
                         Services 1991-1994; Vice President Rates and Customer
                         Programs 1986-1991.

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
         RELATED STOCKHOLDER MATTERS.

       The Company's common stock (symbol PSD) is traded on the New York Stock Exchange. The number of shareholders of record of the Company's common stock at December 31, 1999, was 53,434.

       The Company has paid dividends on its common stock each year since 1943 when such stock first became publicly held. Future dividends will be dependent upon earnings, the financial condition of the Company and other factors.

       The payment of dividends on common stock is restricted by provisions of certain covenants applicable to preferred stock and long-term debt contained in the Company's Articles of Incorporation and electric and gas mortgage indentures. Under the most restrictive covenants, earnings reinvested in the business unrestricted as to payment of cash dividends were approximately $202 million at December 31, 1999. (See Note 7 to the Consolidated Financial Statements.)

       Dividends paid and high and low stock prices for each quarter over the last two years were:

                          1999                                  1998
-------------------------------------------------------------------------------

                       PRICE RANGE       DIVIDENDS      PRICE RANGE   DIVIDENDS

  QUARTER ENDED     HIGH      LOW         PAID        HIGH      LOW        PAID
-------------------------------------------------------------------------------
  March 31          28-3/8    22-15/16    $.46        30-1/4    26-5/8     $.46
  June 30           26-3/8    23-1/8      $.46        28-5/8    25         $.46
  September 30      24-1/2    21-3/4      $.46        28        24-1/16    $.46
  December 31       23-1/4    18-3/4      $.46        29        25-7/8     $.46

         ITEM  6.  SELECTED FINANCIAL DATA (1)

(Dollars in thousands except per share data)

  YEAR ENDED DECEMBER 31                         1999         1998          1997         1996         1995
-----------------------------------------------------------------------------------------------------------
  Operating revenue                        $2,066,630   $1,923,856    $1,681,528   $1,652,265   $1,631,118
  Operating income                            310,132      295,098       210,638      282,876      270,344
  Income from continuing
    operations                                185,567      169,612       125,698      167,351      128,381
  Income for common stock from
    continuing operations                     174,502      156,609       108,363      145,170      105,727

  Basic and diluted earnings
    per common share from
    continuing operations (Note 1 to the         2.06         1.85          1.28         1.72         1.26
       financial statements)
  Dividends per common share                     1.84         1.84          1.78         1.67         1.67
  Book value per common share                   16.24        16.00         16.06        16.31        16.27
-----------------------------------------------------------------------------------------------------------
  Total assets at year-end                 $5,145,606   $4,709,687    $4,493,306   $4,230,855   $4,244,568
  Long-term obligations                     1,783,139    1,475,106     1,412,153    1,166,601    1,230,499
  Redeemable preferred stock                   65,662       73,162        78,134       87,839       89,039
  Corporation obligated,
    mandatorily redeemable
    preferred securities of
    subsidiary trust holding
    solely junior subordinated
    debentures of the
    corporation                               100,000      100,000       100,000           --           --
-----------------------------------------------------------------------------------------------------------

     (1) Amounts for 1996 and 1995 have been retroactively restated to include the results of operations, financial position and cash flows of WECo and WNG.

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

Financial Condition and Results of Operations

       Net income in 1999 was $185.6 million on operating revenues of $2.067 billion, compared to $169.6 million on operating revenues of $1.924 billion in 1998 and $123.1 million on operating revenues of $1.682 billion in 1997. Income for common stock was $174.5 million in 1999, compared to $156.6 million in 1998 and $105.7 million in 1997.

       Basic and diluted earnings per share in 1999 were $2.06 on 84.6 million weighted average common shares outstanding compared to $1.85 on 84.6 million weighted average common shares outstanding in 1998 and $1.25 on 84.6 million weighted average common shares outstanding in 1997 including a $0.03 loss per share from discontinued operations.

       Net income in 1999 was positively impacted by net gains of approximately $7.8 million or $0.09 per share from non-utility operations. The $0.09 per share included gains from the sale of Homeguard Security Services, Inc., a wholly owned subsidiary, and the Company's common stock investment in Cabot Oil & Gas Corporation. These gains were offset in part by losses related to sales of non-core assets and gas transportation contracts, establishing reserves for two proposed small hydroelectric projects and costs of a subsidiary exiting certain product lines. Net income for 1997 included an after-tax charge of $36.3 million ($0.43 per share) for costs related to the merger including transaction expenses, employee separation and system and facilities integration. Net income in 1997 also included an after-tax charge of $2.6 million ($0.03 per share), to write off the Company's remaining investment in undeveloped coal reserves and related activities in southeastern Montana (See Note 18 to the Consolidated Financial Statements). These charges in 1997 were partially offset by $13.6 million ($0.16 per share) related to an income tax refund received in 1997. Excluding the impact of these charges and credits to income, continuing operations for 1997 produced earnings of $1.55 per share.

       Total kilowatt-hour sales to ultimate consumers in 1999 were 21.4 billion, compared with 20.9 billion in 1998 and 20.5 billion in 1997. Kilowatt-hour sales to wholesale customers were 11.7 billion in 1999, 9.9 billion in 1998 and 7.4 billion in 1997.

       Total gas volumes, including gas sales service and transportation, were 1,109 million therms in 1999, 1,008 million therms in 1998 and 1,011 million therms in 1997.

  INCREASE (DECREASE) OVER PRECEDING YEAR

  years ended December 31 (dollars in millions)

                                                     1999       1998
---------------------------------------------------------------------
  Operating revenues:
    General rate increases                          $17.3      $18.5
    PRAM electric revenue surcharges/refunds           --       44.8
    BPA Residential Purchase and

      Sale Agreement                                 (4.8)      (1.2)
    Electric sales to wholesale customers            41.8      141.2
    Electric revenue sold to conservation trust       2.9       (6.3)
    Electric load and other changes                  25.7       46.7
    Gas revenue change                               68.9        7.1
    Other revenues                                   (9.0)      (8.6)
---------------------------------------------------------------------
       Total operating revenue changes              142.8      242.2
---------------------------------------------------------------------
  Operating expenses:
    Energy costs:
      Purchased electricity                          28.0      137.2
      Residential exchange                           16.6       16.4
      Purchased gas                                  44.2       (3.5)
      Electric generation fuel                        2.9       15.1
    Utility operations and maintenance                9.0      (12.5)
    Other operations and maintenance                 (7.7)      (3.8)
    Depreciation and amortization                    10.1        3.7
    Conservation amortization                         1.6       (1.1)
    Merger and related costs                           --      (55.8)
    Taxes other than federal income taxes            19.7        1.2
    Federal income taxes                              3.3       60.9
---------------------------------------------------------------------
       Total operating expense changes              127.7      157.8
---------------------------------------------------------------------
  Other income                                       12.6      (20.2)
  Interest charges                                   11.7       20.3
  Discontinued operations                              --        2.6
---------------------------------------------------------------------
  Net income changes                               $ 16.0     $ 46.5
---------------------------------------------------------------------

       The following information pertains to the changes outlined in the table above:

Operating Revenues - Electric

       Electric operating revenues increased $17.3 million and $18.5 million in 1999 and 1998, respectively, when compared to the prior years due to overall average 1.2% general rate increases effective January 1, 1998 and January 1, 1999.

       Electric operating revenues in 1998 increased $44.8 million compared to 1997 as a result of a $48.6 million Periodic Rate Adjustment Mechanism ("PRAM") revenue reduction in 1997 associated with an IRS 1991-1994 Conservation tax refund and related interest income. Based on the Company's agreement with the Washington Commission, the benefit of the tax refund was passed on to retail customers as a reduction of the PRAM accrued revenue balance. A decrease in federal, state and local taxes as well as a decrease in interest expense and recognition of interest income offset the $48.6 million reduction in revenues in 1997.

       Electric revenues in 1999, 1998 and 1997 were reduced because of the credit that the Company received through the Residential Purchase and Sale Agreement with the Bonneville Power Administration ("BPA"). This agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. On January 29, 1997, the Company and the BPA signed a Residential Exchange Termination Agreement. The Termination Agreement ends the Company's participation in the Residential Purchase and Sale Agreement with BPA. As part of the Termination Agreement, the Company will receive payments by the BPA of approximately $235 million over an approximately 5-year period ending June 2001. These payments are recorded as a reduction of purchased electricity expenses. Under the rate plan approved by the Washington Commission in its merger order, the Company will continue to reflect, in customers' bills, the level of Residential Exchange benefits in place at the time of the merger. Over the remainder of the Residential Exchange Termination Agreement from January 2000 through June 2001, it is projected that the Company will credit customers approximately $106.8 million more than it will receive from BPA during the following periods:

                                 Credit to    Received from BPA   Excess Credits
                                 Customers
      Period                                   (in Millions)
      --------------------------------------------------------------------------
       January - December 2000       $111.2           $41.0             $70.2
      January - June 2001             63.6            27.0              36.6
                              --------------------------------------------------
                                    $174.8           $68.0            $106.8

       The allocation of future benefits of low-cost federal power, for the five-year BPA rate plan period 2002 to 2006 will be decided as part of a current BPA rate case process. As part of its rate case, the BPA has a "subscription plan" that outlines how the agency proposes to allocate the low-cost federal power, or in some cases, the power's equivalent monetary benefits. Following a public rate-hearing process, the BPA is expected to publish a record of decision on final power rates and allocations in the latter part of 2000.

       Electric revenues in 1999 and 1998 were reduced by $43.8 million and $46.7 million, respectively, when compared to prior years as a result of the Company's sale of revenues associated with $237.7 million of its investment in conservation assets to grantor trusts. The revenue decrease represents the portion of rate revenues that were sold and forwarded to the trusts. The impact of this revenue decrease, however, was offset by related reductions in other utility operations and maintenance and interest expenses.

       To meet customer demand, the Company's power supply portfolio includes net purchases of power under long-term supply contracts. However, depending principally upon streamflow available for hydro-electric generation and weather effects on customer demand, from time to time the Company may have surplus power available for sale to wholesale customers. In addition, the Company has increased its wholesale surplus power business in order to manage its core energy portfolio through short and intermediate-term purchases, sales, arbitrage and other risk management techniques. The Company has a Risk Management Committee which oversees energy price risk matters. Sales to wholesale customers increased $41.8 million and $141.2 million in 1999 and 1998, respectively, compared to the prior years due primarily to favorable hydroelectric conditions and increased wholesale power transactions. Wholesale sales generally have small margins. However, there may be certain times when the market price of power may cause margins to fluctuate.

OPERATING REVENUES - GAS

       Regulated gas utility revenue in 1999 increased by $68.9 million from the prior year on a 15.8% increase in gas volumes sold. Total gas volumes, including transported gas, increased 10.0% in 1999 from 1998. The increase in sales revenue was primarily the result of a 4.5% increase in gas customers during 1999, the impact of temperatures that averaged near normal as compared to warmer than normal in the prior year and a Purchased Gas Adjustment that became effective November 1, 1999. The Purchased Gas Adjustment ("PGA") and deferral amortization (true-up) filings effective November 1, 1999 accounted for $17.3 million of this increase. (See "Rate Matters - Gas"). A larger percentage of firm gas sales with higher prices and less transportation volumes in 1999 when compared to last year also contributed to increased revenues. Utility gas margin (the difference between gas revenues and gas purchases) increased by $19.4 million, or 9.8 %, in 1999 over 1998.

       Regulated gas utility sales revenue in 1998 increased by $7.1 million, or 1.7%, from the prior year on a 2.6% increase in gas volumes sold. Total gas volumes, including transported gas, decreased 0.35% in 1998 from 1997.

OTHER REVENUES

       Other revenues decreased $9.0 million in 1999 compared to 1998 due primarily to decreased revenues at the Company's ConneXt subsidiary. Other revenues decreased $8.6 million in 1998 compared to 1997 due primarily to the sale of an unregulated subsidiary (Washington Energy Services Company) in October 1997.

OPERATING EXPENSES

       Purchased electricity expenses increased $28.0 million in 1999 when compared to 1998 and $137.2 million in 1998 when compared to 1997. The increase in 1999 was due primarily to an increase in secondary power purchases from other utilities and marketers to support wholesale sales as a part of the Company's energy price risk management policies and the increased load due to temperatures that averaged near normal as compared to warmer than normal in 1998 and the increase in electric customers in 1999 compared to 1998. The increase in 1998 was due primarily to a $112.3 million increase in secondary power purchases from other utilities to support wholesale sales and increased payments of $18.8 million for firm power purchases from non-utility generators.

       Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA decreased $16.6 million in 1999 when compared to 1998, primarily as a result of the 1997 Residential Exchange Termination Agreement discussed in "Operating Revenues - Electric." Residential exchange credits also decreased $16.4 million in 1998 compared to 1997 as a result of the aforementioned Termination Agreement. Residential exchange credits received in 1999 were $39.0 million and are estimated to be $41.0 million and $27.0 million in the years 2000 and 2001, respectively. (See discussion of the Residential Purchase and Sale Agreement under Operating Revenues.)

       Purchased gas expenses increased $44.2 million in 1999 compared to 1998 due to both the increased volumes of purchases as a result of higher heating load and the increase in gas service customers. Purchased gas expenses also increased by $17.3 million in 1999 compared to 1998 due to approval of the Company's PGA filing effective November 1, 1999. Changes in gas costs are passed through to customers with the PGA mechanism. Purchased gas expenses decreased $3.5 million in 1998 compared to 1997 despite the 2.6% increase in gas volumes sold in 1998. This was primarily the result of a $5.4 million credit to purchased gas costs in the fourth quarter of 1998 due to a true up of gas costs through the PGA mechanism.

       Electric generation fuel expense increased $2.9 million in 1999 compared to 1998 as a result of a $6.7 million Encogen fuel expense in the fourth quarter of 1999 which was partially offset by the Company generating less electricity at other Company-owned combustion turbines. The Company's acquisition of the 160 megawatt Encogen natural gas-fired cogeneration facility was completed on November 1, 1999. (See "Other"). Electric generation fuel expense increased $15.1 million in 1998 compared to 1997 primarily due to the Company generating more electricity at Company-owned gas-fired combustion turbine plants. This increase was partially offset by reductions to Colstrip fuel expense. In September 1998, the Company recorded a reduction of $4.9 million in fuel expense and $3.5 million of interest income related to the resolution of outstanding issues with the Colstrip fuel supplier.

       Utility operations and maintenance expenses increased $9.0 million in 1999 compared to 1998. The primary reasons for the increase were increased storm-repair costs of $8.3 million and increased expenditures for Year 2000 remediation efforts of $4.3 million (total expended in 1999 approximated $7.1 million for Year 2000 remediation). Utility operations and maintenance expenses decreased $12.5 million in 1998 compared to 1997. The decrease was primarily the result of the reduction in operating expenses resulting from consolidation of the joint operations of two formerly separate electric and gas utilities with overlapping service territories, the elimination of duplicate administrative functions and the consolidation of Company facilities.

       Other operations and maintenance expenses decreased $7.7 million in 1999 compared to 1998 primarily as a result of a wholly owned subsidiary's exiting certain product lines. Other operations and maintenance expenses decreased $3.8 million in 1998 compared to 1997. The decrease resulted primarily from the sale of the Company's unregulated subsidiary, Washington Energy Services Company, in October 1997. The decreases were partially offset by increased operating expenses at another subsidiary.

       Depreciation and amortization expense increased $10.1 million in 1999 compared to 1998 due primarily to the effects of new plant placed into service during the past year. Depreciation and amortization expense increased $3.7 million in 1998 compared to 1997. Depreciation and amortization expense due to capital spending related to adding customers, distribution and transmission system improvements and computer software amortization increased $12.3 million in 1998. Partially offsetting this increase in 1998 was a decrease in depreciation and amortization expense resulting from an August 1997 Washington Commission Order which authorized the Company to record in 1997 interest income of $8.3 million related to a conservation tax refund, but required the Company to expense in 1997 deferred storm damage costs in the amount of $7.4 million and to establish a $1.0 million reserve to cover the costs of a Company retail pilot program.

       Taxes other than federal income taxes increased $19.7 million in 1999 compared to 1998 and $1.2 million in 1998 compared to 1997 due primarily to increases in municipal taxes, state excise taxes and state property taxes. Federal income taxes increased by $3.3 million in 1999 over 1998 primarily due to higher pre-tax operating income for the period. Federal income taxes in 1997 were $60.9 million less than in 1998 as a result of the following factors: an IRS tax refund related to the method of accounting for taxes on conservation expenditures during the first quarter of 1997 decreased federal income taxes for 1997 by $26.5 million, a decrease in PRAM revenues of $48.6 million in 1997 reduced federal income taxes by $17.0 million and merger costs expensed in the first quarter of 1997 further reduced federal income taxes by $19.3 million.

OTHER INCOME

       Other income, net of federal income tax, increased $12.6 million in 1999 compared to 1998 due primarily to net gains of approximately $7.8 million from non-utility operations in 1999 and an increase of $2.8 million in AFUDC income. The $7.8 million of net gains included gains from the sale of Homeguard Security Services, Inc., a wholly owned subsidiary, and the Company's common stock investment in Cabot Oil & Gas Corporation. These gains were offset in part by losses related to sales of non-core assets and gas transportation contracts, establishing reserves for two proposed small hydroelectric projects and expenses of a subsidiary exiting certain product lines.

       Other income, net of federal income tax, decreased $20.2 million in 1998 from 1997. The decrease was due primarily to the receipt of interest income in 1997 of $13.6 million from the IRS on tax refunds for prior years in connection with a plant abandonment loss, conservation tax refunds and certain additional research and experimental credits claimed for tax purposes.

INTEREST CHARGES

       Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $11.7 million in 1999 compared to 1998 as a result of the issuance of $200 million 6.74% Senior Medium-Term Notes, Series A, in June 1998 and $250 million Senior Medium-Term Notes, Series B, in March 1999. These increases were partially offset by the maturity or redemption of $188 million in Secured Medium-Term Notes since February 1998. Other interest expense decreased $1.7 million compared to 1998 as a result of lower weighted average interest rates.

       Interest charges increased $20.3 million in 1998 compared to 1997 primarily as a result of the issuance of $300 million 7.02% Senior Medium-Term Notes, Series A, in December 1997, the issuance of $100 million 8.231% Capital Trust Debentures in June 1997 and the issuance of $200 million 6.74% Senior Medium-Term Notes, Series A, in June 1998. These increases were partially offset by the maturity of $151 million Secured Medium-Term Notes during the 15 months ended December 31, 1998 and the redemption of $30 million 9.14% Secured Medium-Term Notes, Series A, in June 1998.

CONSTRUCTION, CAPITAL RESOURCES AND LIQUIDITY

       Current construction expenditures, primarily transmission and distribution-related, are designed to meet continuing customer growth and to improve efficiencies of the Company's energy delivery systems. Construction expenditures in 1999 and 2000 also include costs of developing a new customer information system. Construction expenditures, which include energy conservation expenditures and exclude AFUDC, were $330.8 million in 1999. The Company expects construction expenditures for the period 2000 through 2002 will be approximately $269 million, $250 million and $250 million, respectively. Construction expenditure estimates are subject to periodic review and adjustment.

       The Company expects cash from operations (net of dividends and AFUDC) during the period 2000 through 2002 will, on average, be approximately 95% of average estimated construction expenditures (excluding AFUDC) during the same period.

       On November 1, 1999, the Company assumed approximately $109 million of project debt under the agreement to purchase the 160-megawatt natural gas-fired cogeneration plant from Encogen Northwest L.P. Interest rates on the project debt ranged from 8.64% to 13.03%. In February 2000, the Company used a portion of the proceeds from the issuance of $225 million principal amount of Senior Medium-Term notes to pay off the project debt.

       In September 1998, the Company filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of Senior Notes secured by a pledge of First Mortgage Bonds. On March 9, 1999, the Company issued $250 million principal amount of Senior Medium-Term Notes, Series B, which consisted of $150 million principal amount due March 9, 2009 at an interest rate of 6.46% and $100 million principal amount due March 9, 2029 at an interest rate of 7.0%. On February 22, 2000, the Company issued $225 million principal amount of 7.96% Senior Medium-Term Notes, Series B. The Notes are due February 22, 2010 and proceeds were used to redeem the Encogen project debt and pay down a portion of the Company's short-term debt.

       In February 1999, the Company redeemed the remaining 203,006 outstanding shares of Series B, Adjustable Rate Preferred Stock. In September 1999, the Company redeemed $30 million 8.50% Series III Preferred Stock.

       The Company's ability to finance its future construction program is dependent upon market conditions and maintaining a level of earnings sufficient to permit the sale of additional securities. In determining the type and amount of future financing, the Company may be limited by restrictions contained in its electric and gas mortgage indentures, articles of incorporation and certain loan agreements.

       Under the most restrictive tests, at December 31, 1999, the Company could issue either (i) approximately $867 million of additional first mortgage bonds,
(ii) approximately $712 million of additional preferred stock at an assumed dividend rate of 7.3%, or (iii) a combination thereof.

       Short-term borrowings from banks and the sale of commercial paper are used to provide working capital for the construction program. At December 31, 1999, the Company had available $375 million in lines of credit with various banks, which provide credit support for outstanding commercial paper of $105.7 million, effectively reducing the available borrowing capacity under these lines of credit to $269.3 million. (See Note 9 to the Consolidated Financial Statements.)

        Under the most restrictive covenants in the Company's Articles of Incorporation and electric and gas mortgage indentures, earnings reinvested in the business unrestricted as to payment of cash dividends were approximately $202 million at December 31, 1999.

RATE MATTERS - ELECTRIC

       The order approving the Merger, issued by the Washington Commission on February 5, 1997, contains a rate plan designed to provide a five-year period of rate certainty for customers and to provide the Company with an opportunity to achieve a reasonable return on investment. General electric tariff rates were stipulated to increase annually between 1.0% to 1.5% depending on rate class on January 1 of 1998 through 2000. Electric tariff rates for certain customers will increase by 1.5% in 2001.

       In September 1996, pursuant to a negotiated settlement with the Washington Commission, the Company's PRAM was discontinued. PRAM accrued revenues of $40.5 million, recorded at December 31, 1996, were recovered in the first quarter of 1997. Overcollections of PRAM revenues were refunded to customers in the second quarter of 1997. With the discontinuance of the PRAM, the Company no longer has a rate adjustment mechanism to adjust for changes in energy or fuel costs or variances in hydro and weather conditions. These variances may now significantly influence earnings.

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

       On October 13, 1999, the Company received from the Washington Commission an order regarding the accounting and ratemaking treatment of a proposed Silicone Injection Program, which extends the life of treated underground cable providing benefits to future periods. The order authorizes the Company to capitalize the cost of the program and to depreciate the cost over the life of the underground conductor. Therefore, this ratemaking treatment will more closely match the cost of the program with the extended life of the treated cables. The Company expects to spend between $20 and $30 million over the next five years on the program.

RATE MATTERS - GAS

       The order approving the Merger, issued by the Washington Commission on February 5, 1997, contains a rate plan which provided unchanged rates for all classes of natural gas customers until January 1, 1999, when rates decreased by approximately $2 million annually.

       On October 27, 1999, the Washington Commission approved the Company's PGA and deferral amortization (true-up) filings effective November 1, 1999. The PGA filing allows the Company to recover an expected increase in annual gas costs and the deferral amortization filing allows the Company to recover prior period gas cost undercollections. The filings replaced the PGA and deferral amortization refund that had been effective since April 1, 1998. As a result gas rates to all sales customers increased by an average of 16.3% while rates for gas transportation service as well as gas margins remained unchanged. (See Note 1 to the Consolidated Financial Statements for a description of the Company's PGA mechanism.)

YEAR 2000 CONVERSION

       Over the previous three years, the Company conducted an extensive program to ensure the Company was ready for the Year 2000. The Company established a central project team to coordinate all Year 2000 activities and identified exposure in three categories: information technology; embedded chip technology; and external noncompliance by customers and suppliers. The project team took a phased approach in conducting the Year 2000 project for its internal systems. In addition, a specialized embedded systems team was formed by the Company to inventory, assess and remediate microprocessor technology in its generation, transmission and distribution systems for both gas and electric operations.

       Through December 31, 1999, the Company's total Year 2000 project costs were approximately $13 million, exclusive of internal labor costs. Approximately $3 million of these costs were capital costs. The Company does not anticipate incurring any further costs related to the Year 2000 project. During the rollover to the Year 2000 and to date, the Company has not experienced any significant problems or interruptions to normal operations related to the Year 2000 issue.

Other

       A power supply operating alliance between the Company and Duke Energy Trading and Marketing ("DETM"), whereby the Company participated in the Western market activities of DETM, was terminated effective May 31, 1999. Going forward the Company will perform the functions of minimizing the cost of, and optimizing the value inherent in, its core power supply portfolio. The Company augmented its traditional supply management activities with an energy risk management and hedging program.

       In the second quarter of 1999, the Company sold its investment in the common stock of Cabot Oil and Gas Corporation. The after-tax gain of $12.3 million was offset in part by the cost of ConneXt, a wholly-owned subsidiary, exiting certain product lines.

       In the third quarter of 1999, the Company sold the assets, liabilities and trade name of its wholly-owned subsidiary, Homeguard Security Services, Inc. The Company also sold in the third quarter of 1999 the majority of the gas pipeline capacity rights and gas storage rights of Washington Energy Gas Marketing ("WEGM", a wholly-owned subsidiary), in the United States and the Province of Alberta, Canada.

       In March 1998, the Company entered into an agreement with CellNet Data Services Inc. ("CellNet") under which the Company would lend CellNet up to $35 million in the form of multiple draws so that CellNet can finance an Automated Meter Reading (AMR) network system to be deployed in the Company's service territory. The Company's promissory note with CellNet calls for the network system to serve as collateral for the loan. The term of the loan is five years after the first loan under the agreement is made to CellNet. The loan agreement provides for interest only payments during the five year term, with the principal due at the end of the five year term. In September 1999, the Company announced it was expanding its AMR network system from 800,000 meters to 1,325,000 meters and as a result increased the authorized loan amount to $72 million. On June 30, 1999, the Company made the first loan under the loan agreement and as of December 31, 1999, there were loans outstanding of $31.1 million. In February 2000, CellNet announced it would be acquired by a unit of energy services firm Schlumberger Ltd. The acquisition will be handled through a bankruptcy court filing and requires bankruptcy court approval. The Company does not anticipate a change in its AMR project due to the reorganization of CellNet.

     On March 20, 1991, the Company executed a 20-year contract to purchase 216 average MW of energy and 245 MW of capacity, beginning in April 1994, from Tenaska Washington Partners, L.P., which owns and operates a natural gas-fired cogeneration project located near Ferndale, Washington. In December 1997 and January 1998, the Company and Tenaska Washington Partners entered into revised agreements which will lower purchased power costs from the Tenaska project by restructuring its natural gas supply. The Company paid $215 million to buy out the project's existing long-term gas supply contracts, which contained fixed and escalating gas prices that were well above current and projected future market prices for natural gas. The Company became the principal natural gas supplier to the project and power purchase prices under the Tenaska contract were revised to reflect market-based prices for the natural gas supply. The Company obtained an order from the Washington Commission creating a regulatory asset related to the $215 million restructuring payment. Under terms of the order, the Company is allowed to accrue as an additional regulatory asset one-half the carrying costs of the deferred balance over the first five years. These revised arrangements are expected to reduce the Company's power supply costs from the Tenaska project an average of between 15% and 20% over the 14 year period from 1998 through 2011, net of the costs of the restructuring payment.

       On September 26, 1990, the Company executed a 15-year contract to purchase 141 average MW of energy and 160 MW of capacity, beginning in July 1993, from Encogen Northwest L.P. ("Encogen") (a limited partnership having a general partner that is a subsidiary of Enserch Development Corp.), which owned and operated a natural-gas fired cogeneration facility located at the Georgia Pacific mill near Bellingham, Washington. The contract had obligated the Company to pay fixed and escalating fees well above current and projected future market prices through mid-2008 for the output of the plant. On November 1, 1999, the Company purchased the 160 megawatt plant from Encogen. The Company paid $55 million in cash and assumed $109 million in debt to acquire the partnership, which owned no significant assets other than the plant. Pursuant to an October 27, 1999 order from the Washington Commission approving the purchase, the Company will depreciate the original owner's net book value of the plant over the remaining 23 year useful life of the project. The difference between the purchase price and the net book value of the plant (approximately $72.5 million) will be amortized over 9 years (the remaining term of the power purchase contract). The purchase is expected to reduce the net cost of power from the co-generation project by approximately 17% annually.

       In December 1999, the Company bought out the remaining 8.5 years of one of the natural gas supply contracts serving Encogen from Cabot Oil & Gas
Corporation which provided approximately 60% of the plant's natural gas requirements. The Company will become the replacement gas supplier to the project for 60% of the supply under terms of the Cabot agreement and expects the agreement will reduce this portion of gas costs by 5% to 15% annually. The Washington Commission has issued an order creating a regulatory asset relating to the $12 million payment that requires the Company to accrue carrying costs on the unamortized balance over the first 3 years.

       On November 2, 1998, the Company announced that it signed an agreement to sell the Company's 735-megawatt interest in the four-unit, coal-fired Colstrip generation plant in eastern Montana, as well as associated transmission facilities. The Company signed the agreement with PP&L Global, Inc., of Fairfax, Virginia, a subsidiary of PP&L Resources, Inc. Included in the sale are the Company's 50% interest in Colstrip Units 1 and 2; 25% interest in Units 3 and 4; and associated Colstrip transmission capacity across Montana. Completion of the sale is contingent on acceptable regulatory treatment from the Washington Commission. On September 30, 1999, the Washington Commission conditionally approved the Colstrip sale, which at that time was fixed at $556 million. The net book value of these assets and related regulatory assets is approximately $464 million. After taxes and other costs, the Company expected to realize a gain of approximately $37.6 million. However, the terms and conditions of the Washington Commission order made the sale economically unattractive to the Company. The Company appealed the Washington Commission's decision in December 1999. Pending the outcome of the appeal, the Company is working with various parties to obtain other terms and conditions so the sale can proceed.

       In May 1999, the eight partners, including the Company, in the Centralia coal fired generating plant project announced the sale of the plant to TransAlta Corporation of Calgary, Canada. The purchase price of the plant and the adjacent mine (owned and operated by PacifiCorp) is $554 million. The Company owns a 7% interest in the plant. The transaction is currently under review by the Washington Commission.

SAFE HARBOR

       The Company is including the following cautionary statement in this Form 10-K to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company.

       Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "predicts", "projects", "will likely result", "will continue", or similar expressions) are not statements of historical facts and may be forward-looking.

       Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that the Company's expectations, beliefs or projections will be achieved or accomplished.

       In addition to other factors and matters discussed elsewhere herein, some important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in forward-looking statements include:

        - prevailing legislative developments, governmental policies and regulatory actions with respect to allowed rates of return, financings, or industry and rate structures
        -  weather and hydroelectric conditions
        -  effect of competition
        - changes in and compliance with environmental and endangered species laws and policies
        -  population growth rates and demographic patterns
        -  capital market conditions
        -  legal and regulatory proceedings

         Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

         ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company is exposed to market risks, including changes in commodity prices and interest rates.

Commodity Price Risk

       The Company manages its energy supply portfolio to achieve three primary objectives:

        (i) Ensure that physical energy supplies are available to serve retail customer requirements;
        (ii) Manage portfolio risks to limit undesired impacts on Company financial results; and
        (iii)  Optimize  the value of the Company's energy supply assets.

       The portfolio is subject to major sources of variability (e.g., hydro generation, temperature-sensitive retail sales, and market prices for gas and power supplies). At certain times, these sources of variability can mitigate portfolio imbalances; at other times they can exacerbate portfolio imbalances.

       Hedging strategies for the Company's energy supply portfolio interact with portfolio optimization activities. Some hedges can be implemented in ways that retain the Company's ability to use its energy supply portfolio to produce additional value, other hedges can only be achieved by forgoing optimization opportunities.

       The prices of energy commodities and transportation services are subject to fluctuations due to unpredictable factors including weather, transportation congestion and other factors which impact supply and demand. This commodity price risk is a consequence of purchasing energy at fixed and variable prices and providing deliveries at different tariff and variable prices. Costs associated with ownership and operation of production facilities are another component of this risk. The Company may use forward delivery agreements, swaps and option contracts for the purpose of hedging commodity price risk. Unrealized changes in the market value of these derivatives are deferred and recognized upon settlement along with the underlying hedged transaction. In addition, the Company believes its current rate design, including its Optional Large Power Sales Rate, various special contracts and the PGA mechanism mitigate a portion of this risk.

       Market risk is managed subject to parameters established by the Board of Directors. A Risk Management Committee separate from the units that manage these risks monitors compliance with the Company's policies and procedures. In addition, the Audit Committee of the Company's Board of Directors has oversight of the Risk Management Committee.

Interest rate risk

       The Company believes interest rate risk of the Company primarily relates to the use of short-term debt instruments and new long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities. The
Company does utilize bank borrowings, commercial paper and line of credit facilities to meet short-term cash requirements. These short-term obligations are commonly refinanced with fixed rate bonds or notes when needed and when interest rates are considered favorable. The Company may enter into swap instruments to manage the interest rate risk associated with these debts, and three interest rate swaps were outstanding as of December 31, 1999. The carrying amounts and fair values of the Company's fixed rate debt instruments are described in Note 10 to the Consolidated Financial Statements.

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See index on page 38.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

         PART III

       Part III is incorporated by reference from the Company's definitive proxy statement issued in connection with the 2000 Annual Meeting of Shareholders.

       Certain information regarding executive officers is set forth in Part I.

         PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

       (a)        Documents filed as part of this report:

         1)       Financial statement schedule - see index on page 38.

         2)       Exhibits - see index on page 74.

       (b)        Reports on Form 8-K:

                  The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

         SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PUGET SOUND ENERGY, INC.

                                         William S. Weaver
                                         ------------------------
                                         William S. Weaver
                                         President and Chief Executive Officer
                                         Date:      March 3, 2000


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                     TITLE                            DATE
------------------------------------------------------------------------------

  William S. Weaver             President, Chief Executive       March 3, 2000
-------------------------
  (William S. Weaver)           Officer and Director


  Richard L. Hawley             Vice President
-------------------------
  (Richard L. Hawley)           and Chief Financial Officer


  James W. Eldredge             Corporate Secretary
-------------------------
  (James W. Eldredge)           and Controller and
                                Chief Accounting Officer

  Douglas P. Beighle            Director
-------------------------
  (Douglas P. Beighle)


  Charles W. Bingham            Director
-------------------------
  (Charles W. Bingham)


  Phyllis J. Campbell           Director
-------------------------
  (Phyllis J. Campbell)


  Craig W. Cole

-------------------------
  (Craig W. Cole)               Director

  SIGNATURE                     TITLE                            DATE
------------------------------------------------------------------------------

  Donald J. Covey               Director                         March 3, 2000
-------------------------
  (Donald J. Covey)


  Robert L. Dryden              Director
-------------------------
  (Robert L. Dryden)


                                Director

-------------------------
  (John D. Durbin)


  John W. Ellis                 Director
-------------------------
  (John W. Ellis)


  Daniel J. Evans               Director
-------------------------
  (Daniel J. Evans)


  Tomio Moriguchi               Director

-------------------------
  (Tomio Moriguchi)


  Sally G. Narodick             Director
-------------------------
  (Sally G. Narodick)

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

       In addition, PricewaterhouseCoopers LLP, the independent accountants, have performed audit procedures deemed appropriate to obtain reasonable assurance about whether the financial statements are free of material misstatement.

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

William S. Weaver       Richard L. Hawley          James W. Eldredge
---------------------   ------------------------   -----------------------------
William S. Weaver       Richard L. Hawley          James W. Eldredge
President and Chief     Vice President and Chief   Corporate Secretary and
Executive Officer       Financial Officer          Controller
                                                   (Chief Accounting Officer)

         REPORT OF INDEPENDENT  ACCOUNTANTS
To the  Shareholders  of Puget Sound Energy, Inc.:

       In our opinion, the consolidated financial statements listed on page 38 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Puget Sound Energy, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed on page 38 of this document presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                     PricewaterhouseCoopers LLP
                                                     Seattle, Washington
                                                     February 10, 2000

     Consolidated   Financial  Statements,   Financial  Statement  Schedule  and
Exhibits Covered by the Foregoing Report of Independent Accountants

CONSOLIDATED FINANCIAL STATEMENTS:                                          PAGE

Consolidated Statements of Income for the years ended
December 31, 1999, 1998 and 1997                                              39

Consolidated Balance Sheets, December 31, 1999 and 1998                    40-41

Consolidated Statements of Capitalization, December 31, 1999 and 1998         42

Consolidated Statements of Earnings Reinvested in the Business

  for the years ended December 31, 1999, 1998 and 1997                        43

Consolidated Statements of Comprehensive Income for the years
  ended December 31, 1999, 1998 and 1997                                      43

Consolidated Statements of Cash Flows for the years
  ended December 31, 1999, 1998 and 1997                                      44

Notes to Consolidated Financial Statements                                    45


Schedule:

II.  Valuation and Qualifying Accounts and Reserves for the
     years ended December 31, 1999, 1998 and 1997                             73

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

Exhibits:

Exhibit Index                                                                 74

Consolidated Statements of

         INCOME

(for years ended December 31;
dollars in thousands,
except per share amounts)                                1999        1998         1997
--------------------------------------------------------------------------------------
  Operating Revenues:
  Electric                                         $1,558,012  $1,475,208   $1,231,424
  Gas                                                 485,488     416,551      409,447
  Other                                                23,130      32,097       40,657
---------------------------------------------------------------------------------------
       Total operating revenues                     2,066,630   1,923,856    1,681,528
---------------------------------------------------------------------------------------
  Operating Expenses:
  Energy costs:
    Purchased electricity                             780,162     752,148      614,929
    Residential Exchange                              (39,000)    (55,562)     (71,970)
    Purchased gas                                     220,009     175,805      179,287
    Fuel                                               59,439      56,557       41,455
  Utility operations and maintenance                  240,645     231,636      244,072
  Other operations and maintenance                     22,387      30,102       33,919
  Depreciation, depletion and amortization            175,710     165,587      161,865
  Conservation amortization                             7,841       6,199        7,318
  Merger and related costs                                 --          --       55,789
  Taxes other than federal income taxes               180,141     160,472      159,310
  Federal income taxes                                109,164     105,814       44,916
---------------------------------------------------------------------------------------
       Total operating expenses                     1,756,498   1,628,758    1,470,890
---------------------------------------------------------------------------------------
  Operating Income                                    310,132     295,098      210,638
---------------------------------------------------------------------------------------
  Other Income                                         25,819      13,182       33,398
---------------------------------------------------------------------------------------
  Income Before Interest Charges                      335,951     308,280      244,036
---------------------------------------------------------------------------------------
  Interest Charges:
    AFUDC                                             (10,582)     (7,580)      (5,205)
    Interest expense                                  160,966     146,248      123,543
---------------------------------------------------------------------------------------
       Total interest charges                         150,384     138,668      118,338
---------------------------------------------------------------------------------------
  Income from Continuing Operations                   185,567     169,612      125,698
  Discontinued Operations:
    Loss on disposal, net of tax                           --          --       (2,622)
---------------------------------------------------------------------------------------
  Net Income                                          185,567     169,612      123,076
---------------------------------------------------------------------------------------
  Less Preferred Stock Dividends Accrual               11,065      13,003       17,806
  Preferred Stock Redemptions                              --          --          471
---------------------------------------------------------------------------------------
  Income for Common Stock                            $174,502    $156,609     $105,741
---------------------------------------------------------------------------------------
  Common Shares Outstanding Weighted Average           84,613      84,561       84,560
---------------------------------------------------------------------------------------
  Basic and Diluted Earnings (Loss)
    Per Common Share:
     From continuing operations                         $2.06       $1.85        $1.28
     From discontinued operations                          --          --        (0.03)
---------------------------------------------------------------------------------------
       Basic and diluted earnings per common share      $2.06       $1.85        $1.25
---------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

         ASSETS

   (at December 31; dollars in thousands)                     1999         1998
--------------------------------------------------------------------------------
  Utility Plant:
    Electric plant                                      $3,966,220   $3,640,647
    Gas plant                                            1,371,589    1,278,275
    Common plant                                           314,770      233,086
    Less: Accumulated depreciation and amortization      1,901,658    1,721,096
--------------------------------------------------------------------------------
        Net utility plant                                3,750,921    3,430,912
--------------------------------------------------------------------------------
  Other Property and Investments:
    Investment in Bonneville Exchange Power Contract        61,716       70,537
    Other                                                  202,488      189,550
--------------------------------------------------------------------------------
        Total other property and investments               264,204      260,087
--------------------------------------------------------------------------------
  Current Assets:
    Cash                                                    65,707       28,216
--------------------------------------------------------------------------------
    Accounts receivable                                    214,523      190,658
    Less:  Allowance for doubtful accounts                  (1,503)      (1,020)
--------------------------------------------------------------------------------
        Total accounts receivable                          213,020      189,638
--------------------------------------------------------------------------------
    Unbilled revenues                                      121,303      126,740
    Purchased gas receivable                                33,700        5,492
    Materials and supplies, at average cost                 69,241       58,534
    Prepayments and other                                    9,822        7,990
--------------------------------------------------------------------------------
        Total current assets                               512,793      416,610
--------------------------------------------------------------------------------
  Long-Term Assets:
    Regulatory asset for deferred income taxes             228,454      241,406
    PURPA buyout costs                                     238,734      221,802
    Other                                                  150,500      138,870
--------------------------------------------------------------------------------
  Total long-term assets                                   617,688      602,078
--------------------------------------------------------------------------------
  Total Assets                                          $5,145,606   $4,709,687
================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

         CAPITALIZATION AND LIABILITIES


   (AT DECEMBER 31; DOLLARS IN THOUSANDS)                    1999           1998
--------------------------------------------------------------------------------
  Capitalization:
  (See "Consolidated Statements of Capitalization"):
     Common equity                                     $1,379,073     $1,352,680
     Preferred stock not subject to mandatory
       redemption                                          60,000         95,075
     Preferred stock subject to mandatory redemption       65,662         73,162
     Corporation obligated, mandatorily redeemable
       preferred securities of subsidiary trust
       holding solely junior subordinated debentures
       of the corporation                                 100,000        100,000
     Long-term debt                                     1,783,139      1,475,106
--------------------------------------------------------------------------------
       Total capitalization                             3,387,874      3,096,023
--------------------------------------------------------------------------------
  Current Liabilities:
     Accounts payable                                     178,218        163,141
     Short-term debt                                      604,712        450,905
     Current maturities of long-term debt                  47,620        107,000
     Accrued expenses:
       Taxes                                               72,688         59,764
       Salaries and wages                                  18,023         18,650
       Interest                                            43,955         39,062
     Other                                                 24,129         23,150
--------------------------------------------------------------------------------
       Total current liabilities                          989,345        861,672
--------------------------------------------------------------------------------
  Deferred Income Taxes                                   636,735        628,554
--------------------------------------------------------------------------------
  Other Deferred Credits                                  131,652        123,438
--------------------------------------------------------------------------------
  Commitments and Contingencies                                --             --
--------------------------------------------------------------------------------
  Total Capitalization and Liabilities                 $5,145,606     $4,709,687
================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of

         CAPITALIZATION
  (at December 31; dollars in thousands)                                    1999          1998
-----------------------------------------------------------------------------------------------
Common Equity:
    Common stock ($10 stated value) - 150,000,000 shares
      authorized, 84,922,405 and 84,560,561 shares outstanding          $849,224      $845,606
    Additional paid-in capital                                           454,982       450,724
    Earnings reinvested in the business                                   66,019        47,548
    Accumulated other comprehensive income - net                           8,848         8,802
-----------------------------------------------------------------------------------------------
       Total common equity                                             1,379,073     1,352,680
-----------------------------------------------------------------------------------------------
  Preferred  Stock Not Subject to  Mandatory  Redemption  -
    cumulative - $25 par value:* Adjustable Rate,
    Series B - 2,000,000 shares

        authorized, 0 and 203,006 shares outstanding                          --         5,075
    7.45% series II - 2,400,000 shares authorized and outstanding         60,000        60,000
    8.50% series III - 1,200,000 shares authorized, 0
        and 1,200,000 shares outstanding                                      --        30,000
-----------------------------------------------------------------------------------------------
       Total preferred stock not subject to mandatory redemption          60,000        95,075
-----------------------------------------------------------------------------------------------
  Preferred Stock Subject To Mandatory Redemption -
    cumulative $100 par value:*

      4.84% series - 150,000 shares authorized,
         14,808 shares outstanding                                         1,481         1,481
      4.70% series - 150,000 shares authorized,
         4,311 shares outstanding                                            431           431
      7.75% series - 750,000 shares authorized, 637,500 and
         712,500 shares outstanding                                       63,750        71,250
-----------------------------------------------------------------------------------------------
       Total preferred stock subject to mandatory redemption              65,662        73,162
-----------------------------------------------------------------------------------------------
  Corporation obligated, mandatorily redeemable preferred
    securities of subsidiary trust holding solely junior
    subordinated debentures of the corporation                           100,000       100,000
-----------------------------------------------------------------------------------------------
  Long-Term Debt:
    First mortgage bonds and senior notes                              1,563,000     1,420,000
  Pollution control revenue bonds:
      Revenue refunding 1991 series, due 2021                             50,900        50,900
      Revenue refunding 1992 series, due 2022                             87,500        87,500
      Revenue refunding 1993 series, due 2020                             23,460        23,460
  Other notes                                                            105,980           370
  Unamortized discount - net of premium                                      (81)         (124)
  Long-term debt due within one year                                     (47,620)     (107,000)
-----------------------------------------------------------------------------------------------
      Total long-term debt excluding current maturities                1,783,139     1,475,106
-----------------------------------------------------------------------------------------------
  Total Capitalization                                                $3,387,874    $3,096,023
-----------------------------------------------------------------------------------------------

* 13,000,000 shares authorized for $25 par value preferred stock and 3,000,000 shares authorized for $100 par value preferred stock. The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of

         EARNINGS REINVESTED
   (for years ended December 31;
  dollars in thousands,
  except per share amounts)                             1999         1998          1997
----------------------------------------------------------------------------------------
  Balance at Beginning of Year                      $ 47,548     $ 46,672      $ 86,355
  Net Income                                         185,567      169,612       123,076
  Adjustment to conform fiscal year of WECo               --           --        10,835
----------------------------------------------------------------------------------------
       Total                                         233,115      216,284       220,266
----------------------------------------------------------------------------------------
  Deductions:
       Dividends declared:
          Preferred stock:
            Adjustable Rate Series B                      38          272         2,010
            $1.86 per share on 7.45% series II         4,470        4,470         4,470
            $2.13 per share on 8.50% series III        1,700        2,550         2,550
            $4.84 per share on 4.84% series               72           72           192
            $4.70 per share on 4.70% series               20           20           203
            $8.00 per share on 8% series                  --           25           122
            $7.75 per share on 7.75% series            5,086        5,667         5,813
            $1.97 per share on 7.875% series              --           --         3,940
         Common Stock                                155,591      155,591       150,591
       Preferred stock redemptions                       119           69         3,703
----------------------------------------------------------------------------------------
         Total deductions                            167,096      168,736       173,594
----------------------------------------------------------------------------------------
  Balance at End of Year                            $ 66,019     $ 47,548       $46,672
----------------------------------------------------------------------------------------
  Dividends Declared Per Common Share                  $1.84        $1.84         $1.78
----------------------------------------------------------------------------------------

Consolidated Statements of


         COMPREHENSIVE INCOME
  (for years ended December 31;
  dollars in thousands)                                 1999         1998          1997
---------------------------------------------------------------------------------------
  Net Income                                        $185,567     $169,612      $123,076
  Other comprehensive income, net of tax:
      Unrealized holding gains (losses) on
        available for sale securities                 12,330       (6,152)       14,954
  Reclassification adjustment for gains
    included in net income                           (12,284)          --            --
---------------------------------------------------------------------------------------
      Other comprehensive income                          46       (6,152)       14,954
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
  Comprehensive Income                              $185,613     $163,460      $138,030
---------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of

         CASH FLOW

  (for years ended December 31;
  dollars in thousands)                                            1999         1998          1997
--------------------------------------------------------------------------------------------------
  Operating Activities:
     Income from continuing operations                         $185,567     $169,612      $125,698
     Adjustments to reconcile income from continuing
        operations to net cash provided by operating activities
          Depreciation and amortization                         175,710      165,587       161,865
          Deferred income taxes and tax credits - net            21,133       16,560        27,422
          Gain from sale of investment in Cabot common stock    (18,899)          --            --
          Gain from sale of investment in HomeGuard Security S  (11,659)          --            --
          PRAM accrued revenues - net                                --           --        40,777
         Pretax write-down and equity in undistributed losses
           unconsolidated affiliate                                  --           --         4,044
          PURPA buyout costs                                    (12,000)          --      (215,000)
          Other (including conservation amortization)            (3,708)     (14,321)       49,278
          Change in certain current assets and liabilities      (25,446)     (23,106)      (61,364)
---------------------------------------------------------------------------------------------------
            Net cash provided by operating activities           310,698      314,332       132,720
---------------------------------------------------------------------------------------------------
  Investing Activities:
     Construction expenditures - excluding equity AFUDC        (330,976)    (335,471)     (257,900)
     Energy conservation expenditures                            (5,583)      (6,745)       (4,864)
     Proceeds from sale of investment in Cabot common stock      37,353           --            --
     Proceeds from sale of HomeGuard Security Services           13,399           --            --
     Purchase of Encogen                                        (55,000)          --            --
     Loans to CellNet Data Services                             (31,075)          --            --
     Cash received from sale of conservation assets - net            --           --        34,372
     Other                                                        9,001        8,844        24,716
---------------------------------------------------------------------------------------------------
            Net cash used by investing activities              (362,881)    (333,372)     (203,676)
---------------------------------------------------------------------------------------------------
  Financing Activities:
     Increase in short-term debt - net                          153,807       78,367        85,975
     Dividends paid                                            (160,067)    (168,667)     (169,892)
     Issuance of common stock                                     1,136           --            65
     Issuance of company obligated, mandatorily redeemable
       preferred securities                                          --           --       100,000
     Redemption of preferred stock                              (42,575)      (5,454)     (128,747)
     Issuance of bonds                                          250,000      200,000       300,000
     Redemption of bonds and notes                             (110,370)     (81,093)     (103,415)
     Other                                                      (2,257)       13,374        (4,572)
---------------------------------------------------------------------------------------------------
            Net cash provided by financing activities            89,674       36,527        79,414
------------------------------------------------------------------------ ------------ -------------
  Increase in cash from continuing operations                    37,491       17,487         8,458
  Decrease in cash from discontinued operations:
     Investing activities                                            --           --        (2,622)
---------------------------------------------------------------------------------------------------
  Net Increase in Cash                                           37,491       17,487         5,836
  Cash at Beginning of Year                                      28,216       10,729         4,854
  Adjustment to conform fiscal year of WECo                          --           --            39
---------------------------------------------------------------------------------------------------
  Cash at End of Year                                           $65,707      $28,216       $10,729
---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Notes

         To Consolidated Financial Statements
Note 1.

         Summary of Significant Accounting Policies

BASIS OF PRESENTATION

       Puget Sound Energy, Inc., formerly Puget Sound Power & Light Company ("the Company"), is an investor-owned public utility incorporated in the State of Washington furnishing electric, and since February 10, 1997, gas service in a territory covering approximately 6,000 square miles, principally in the Puget Sound region of Washington state. On February 10, 1997, the Company completed a merger ("the Merger") with Washington Energy Company ("WECo") and its principal subsidiary, Washington Natural Gas Company ("WNG"). The change of the Company's name was effective with the merger. Herein, the Company refers to the combined entity; Puget Power and WECo refer to the individual entities. The merger was structured as a tax-free exchange of shares, and is accounted for as a pooling of interests for financial statement purposes

       The consolidated financial statements include the accounts of the Company and all its significant wholly-owned subsidiaries, after elimination of all significant intercompany items and transactions. Certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation with no material effect on consolidated net income, total assets or common equity.

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

       Net regulatory assets and liabilities at December 31, 1999 and 1998, included the following:

  (DOLLARS IN MILLIONS)                                   1999         1998
----------------------------------------------------------------------------
  Deferred income taxes                                 $228.5       $241.4
  PURPA electric energy supply contract buyout costs     238.7        221.8
  Investment in BEP Exchange Contract                     61.7         70.5
  Unamortized energy conservation charges                  4.6          7.1
  Storm damage costs - electric                           31.2         34.6
  Purchased gas receivable                                33.7          5.5
  Deferred AFUDC                                          25.0         21.6
  Various other costs                                     50.3         49.2
  Deferred gains on property sales                       (17.1)       (17.2)
----------------------------------------------------------------------------
  Total                                                 $656.6       $634.5
----------------------------------------------------------------------------

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

       The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") has issued its Consensus 97-4 which addresses when an entity should discontinue the application of Statement No. 71, and how Statement No. 101 should be applied to a portion of an entity subject to a transition-to-competition plan. The EITF states that Statement No. 71 shall be discontinued at a date no later than when the details of the transition-to-competition plan for all or a portion of the entity subject to such plan are known. Additionally, the EITF reached a consensus that stranded costs which are to be recovered through cash flows derived from another portion of the entity which continues to apply Statement No. 71 should not be written off; rather, they should be considered regulatory assets of the segment which will continue to apply Statement No. 71.

       Although discussions with regulatory authorities regarding retail competition have occurred and are expected to continue, no transition to competition plans for the Company's regulated operations have been proposed. The Company's financial statements continue to apply Statement No. 71 for regulated operations.

       The Company, in prior years, incurred costs associated with its 5% interest in a now-terminated nuclear generating project (identified herein as "Investment in Bonneville Exchange Power ("BEP")"). Under terms of a settlement agreement with the Bonneville Power Administration ("BPA"), which settled claims of the Company relating to construction delays associated with that project, the Company is receiving, over 30.5 years, power from the federal power system resources marketed by BPA. Approximately two-thirds of the Company's investment in BEP is included in rate base and amortized on a straight-line basis over the life of the contract (amortization is included in "Purchased and interchanged power"). The remainder of the Company's investment was recovered in rates over the ten years ended December 31, 1999, without a return during the recovery period (the related amortization is included in "Depreciation and Amortization", pursuant to a FERC accounting order).

       The Company has regulatory assets of approximately $239 million related to the buyout of purchased power and gas sales contracts of two non-utility generation projects. Washington Commission accounting orders have approved the payments for deferral and collection in rates over the remaining life of the energy supply contracts. Under terms of the orders, the Company is allowed to accrue as an additional regulatory asset certain carrying costs of the deferred balances.

       The Company also has agreements under which ConneXt, a wholly owned subsidiary of the Company, performs certain billing and customer information technology functions. Under an accounting order approved by the Washington Commission, the Company records payments to ConneXt as if such costs were paid to third-party providers and these costs will be reviewed in a future rate filing.

OPERATING REVENUES

       Operating revenues are recorded on the basis of service rendered, which includes estimated unbilled revenue.

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

DEPRECIATION AND AMORTIZATION

       For financial statement purposes, the Company provides for depreciation on a straight-line basis. The depreciation of automobiles, trucks, power operated equipment and tools is allocated to asset and expense accounts based on usage. The annual depreciation provision stated as a percent of average original cost of depreciable electric utility plant was 3.0% in 1999, 1998 and 1997 and for depreciable gas utility plant was 3.4% in 1999,1998 and 1997.

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

       The AFUDC rate allowed by the Washington Commission for gas utility plant additions was 9.15% in 1999, 1998 and 1997. The allowed AFUDC rate on electric utility plant was 8.94% during the same period. To the extent amounts calculated using this rate exceed the AFUDC calculated using the Federal Energy Regulatory Commission ("FERC") formula, the Company capitalizes the excess as a deferred asset, crediting miscellaneous income. The amounts included in income were:
$4,262,000  for 1999,  $3,409,000 for 1998 and $2,704,000 for 1997. The deferred asset is being amortized over the average useful life of the Company's non-project utility plant.

PERIODIC RATE ADJUSTMENT MECHANISM

       In April 1991, the Washington Commission issued an order establishing a Periodic Rate Adjustment Mechanism ("PRAM") designed to operate as an interim rate adjustment mechanism between electric general rate cases. Under the PRAM, Puget Power was allowed to request annual rate adjustments, on a prospective basis, to reflect changes in certain costs as set forth in the PRAM order. Also, under terms of the order, recovery of certain costs was decoupled from levels of electricity sales.

       In September 1996, pursuant to a negotiated settlement with the Washington Commission, the PRAM was discontinued. PRAM accrued revenues of $40.5 million, recorded at December 31, 1996, were recovered in the first quarter of 1997. Over-collection of PRAM revenues was refunded to customers in the second quarter of 1997.

       With the discontinuance of the PRAM, the Company no longer has an electric rate adjustment mechanism to adjust for changes in energy or fuel costs or variances in hydro and weather conditions. These variances may now significantly influence earnings.

PGA MECHANISM

       Differences between the actual cost of the Company's gas supplies and gas transportation contracts and that currently allowed by the Washington Commission are deferred and recovered or repaid through the purchased gas adjustment ("PGA") mechanism.

       On June 25, 1998, the Company received approval from the Washington Commission to begin a new performance-based mechanism for strengthening its gas-supply purchasing and gas-storage practices. The PGA Incentive Mechanism, which encourages competitive gas purchasing and management of pipeline and storage-capacity, became effective July 1, 1998. Incentive gains and losses from the three-year program are shared between customers and shareholders. After the first $0.5 million, which is allocated to customers, gains and losses are shared 40%/60% between the Company and customers up to $26.5 million and 33%/67% thereafter. Gains or losses are determined relative to a weighted average index which is reflective of the Company's gas supply and transportation contract costs. The Company's share of incentive gains under the PGA Incentive Mechanism in 1999 and 1998 were approximately $7.2 million and $1.1 million, respectively, while customers received approximately $11.3 and $2.0 million, respectively.

OFF-SYSTEM SALES AND CAPACITY RELEASE

       The Company has been selling excess gas supplies and entering into gas supply exchanges with third parties outside of its distribution area since 1992. The Company began releasing to third parties excess interstate gas pipeline capacity and gas storage rights on a short-term basis in 1993 and 1994, respectively. The Company contracts for firm gas supplies and holds firm transportation and storage capacity sufficient to meet the expected peak winter demand for gas for space heating by its firm customers. Due to the variability in weather and other factors, however, the Company holds contractual rights to gas supplies and transportation and storage capacity in excess of its immediate requirements to serve firm customers on its distribution system for much of the year which, therefore, are available for third-party gas sales, exchanges and capacity releases. The proceeds, net of transactional costs, from such activities are accounted for as reductions in the cost of purchased gas and passed on to customers through the PGA mechanism, with no direct impact on net income. As a result, the Company does not reflect sales revenue or associated cost of sales for these transactions in its income statement.

ENERGY RISK MANAGEMENT

       The Company's energy related businesses are exposed to risks related to changes in commodity prices. As part of its business, the Company markets power to wholesale customers by entering into contracts to purchase or supply electric energy or natural gas at specified delivery points and at specified future delivery dates. The Company's energy risk management function manages the Company's core electric and gas supply portfolios.

       The Company manages its energy supply portfolio to achieve three primary objectives:

        (i) Ensure that physical energy supplies are available to serve retail customer requirements;
        (ii) Manage portfolio risks to limit undesired impacts on Company financial results; and
        (iii)  Optimize  the value of the Company's energy supply assets.

       The Company enters into futures and options for the purpose of hedging commodity price risk. Gains or losses on these derivatives are deferred and recognized upon settlement along with the underlying sales or purchase contract. The Company has established policies and procedures to manage these risks. A Risk Management Committee separate from the units that create these risks monitors compliance with the Company's policies and procedures. In addition, the Audit Committee of the Company's Board of Directors has oversight of the Risk Management Committee.

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

       In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 was adopted by the Company in the first quarter of 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Adoption of SOP 98-5 did not have a material impact on the Company's financial position or results of operations.

EARNINGS PER COMMON SHARE

       Basic earnings per common share have been computed based on weighted average common shares outstanding of 84,613,000, 84,561,000 and 84,560,000 for 1999, 1998 and 1997, respectively. Diluted earnings per common share have been computed based on weighted average common shares outstanding of 84,847,000, 84,768,000 and 84,628,000 for 1999, 1998 and 1997, respectively, which include the dilutive effect of securities related to employee compensation plans.

NOTE 2.
         UTILITY PLANT

       Utility plant at December 31, 1999 and 1998 included the following:

  December 31 (dollars in thousands)                    1999             1998
------------------------------------------------------------------------------
  Electric, gas and common  utility plant
    classified by prescribed  accounts at
       original cost:
    Distribution plant                            $2,970,643       $2,794,906
    Production plant                               1,116,351          943,808
    Transmission plant                               666,318          641,526
    General plant                                    383,075          375,612
    Construction work in progress                    311,317          266,242
    Plant acquisition adjustment                      72,495               --
    Intangible plant                                 103,276           99,776
    Underground storage                               14,801           16,307
    Plant held for future use                          9,755            9,016
    Other                                              4,548            4,815
    Less accumulated provision for depreciation    1,901,658        1,721,096
------------------------------------------------------------------------------
       Net utility plant                          $3,750,921       $3,430,912
------------------------------------------------------------------------------

       On November 1, 1999, the Company purchased a 160 megawatt natural gas-fired cogeneration plant from Encogen Northwest L.P. for $164 million. Pursuant to an October 27, 1999 order from the Washington Commission approving the purchase, the Company will depreciate the original owner's net book value of the plant over the remaining 23 year useful life of the project. The difference between the purchase price and the net book value of the plant (approximately $72.5 million) will be amortized over 9 years.

       In December 1999, the Company bought out the remaining 8.5 years of one of the natural gas supply contracts serving Encogen from Cabot Oil & Gas
Corporation which provided approximately 60% of the plant's natural gas requirements. The Company will become the replacement gas supplier to the project for 60% of the supply under terms of the Cabot Agreement. The Washington Commission has issued an order creating a regulatory asset relating to the $12 million payment that requires the Company to accrue carrying costs on the unamortized balance over the first 3 years.

NOTE 3.
         CAPITAL STOCK

                                                                    PREFERRED STOCK
                                                    ---------------------------------------
                                                      NOT SUBJECT TO          SUBJECT TO        COMMON STOCK
                                                        MANDATORY             MANDATORY
                                                        REDEMPTION            REDEMPTION      WITHOUT PAR VALUE
                                                      $25 PAR VALUE         $100 PAR VALUE    ($10 STATED VALUE)
--------------------------------------------------- -------------------- ----------------- --------------------
  SHARES OUTSTANDING JANUARY 1, 1997                          8,600,000           878,395           84,511,245
--------------------------------------------------- -------------------- ----------------- --------------------
  Issued to Shareholders Under the Stock Purchase
    and Dividend Reinvestment Plan:
       1997                                                          --                --               33,930
       1999                                                          --                --              361,944
--------------------------------------------------- -------------------- ----------------- --------------------
  Issued Pursuant to Employee Compensation Plans:
       1997                                                          --                --               17,063
--------------------------------------------------- -------------------- ----------------- --------------------
  Acquired for Sinking Fund:
       1997                                                          --           (12,050)                  --
       1998                                                          --           (49,500)                  --
       1999                                                          --           (75,000)                  --
--------------------------------------------------- -------------------- --------------------------------------
  Called for Redemption and Canceled:
       1997                                                  (4,780,494)          (85,002)                  --
       1998                                                     (16,500)             (224)                  --
       1999                                                  (1,403,006)               --                   --
--------------------------------------------------- --------------------- ---------------- --------------------
  Fractional Share Redemptions in Connection with
    Merger Exchange:
       1997                                                          --                --               (1,593)
       1998                                                          --                --                  (84)
       1999                                                          --                --                 (100)
--------------------------------------------------- -------------------- ----------------- --------------------
  Shares outstanding December 31, 1999                        2,400,000           656,619           84,922,405
--------------------------------------------------- -------------------- ----------------- --------------------

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

       The weighted average dividend rate for the Adjustable Rate Cumulative Preferred Stock ("ARPS"), Series B ($25 par value) was 4.23% for 1999, 4.83% for 1998 and 5.61% for 1997. The Company reacquired 16,500 shares of ARPS Series B through open-market purchases during 1998 and redeemed the remaining ARPS on February 2, 1999 at $25 par plus accrued dividends through February 2, 1999. The 8.50% Series Preferred was redeemed at par plus accrued dividends on September 1, 1999. The 7.45% Series Preferred may be redeemed at par on or after November 1, 2003.

NOTE 4.
         PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

       The Company is required to deposit funds annually in a sinking fund sufficient to redeem the following number of shares of each series of preferred stock at $100 per share plus accrued dividends: 4.84% Series and 4.70% Series, 3,000 shares each and 7.75% Series, 37,500 shares. All previous sinking fund requirements have been satisfied. At December 31, 1999, there were 33,192 shares of the 4.84% Series and 49,689 shares of the 4.70% Series acquired by the Company and available for future sinking fund requirements. Upon involuntary liquidation, all preferred shares are entitled to their par value plus accrued dividends.

       The preferred stock subject to mandatory redemption may also be redeemed by the Company at the following redemption prices per share plus accrued dividends: 4.84% Series, $102 and 4.70% Series, $101. The 7.75% Series may be redeemed by the Company, subject to certain restrictions, at $104.13 per share plus accrued dividends through February 15, 2000, and at per share amounts which decline annually to a price of $100 after February 15, 2007.

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

NOTE 6.
         ADDITIONAL PAID-IN CAPITAL

       The changes in Additional Paid-in Capital are as follows:

  (dollars in thousands)                           1999        1998       1997
-------------------------------------------------------------------------------
  Balance at beginning of year                 $450,724    $450,845   $446,910
  Excess of proceeds over stated values of
   common stock issued                            4,198          --        428
  Par value over cost of reacquired
   preferred stock                                   --          --        471
  Retained earnings adjustment for
   preferred redemption                             150          --      3,036
  Issue costs and other expenses                    (90)       (121)        --
-------------------------------------------------------------------------------
  Balance at end of year                       $454,982    $450,724   $450,845
-------------------------------------------------------------------------------

NOTE 7.
         EARNINGS REINVESTED IN THE BUSINESS

       The payment of dividends on common stock is restricted by provisions of certain covenants applicable to preferred stock and long-term debt contained in the Company's Articles of Incorporation and Mortgage Indentures. Under the most restrictive covenants, earnings reinvested in the business unrestricted as to payment of cash dividends were approximately $202 million at December 31, 1999.

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

NOTE 8.
         LONG-TERM DEBT


  FIRST MORTGAGE BONDS AND SENIOR NOTES
  (at December 31; dollars in thousands):

  SERIES                DUE                  1999                 1998
-----------------------------------------------------------------------
  6.50%                1999                    --             $ 16,500
  6.65%                1999                    --               10,000
  6.41%                1999                    --               20,500
  7.08%                1999                    --               10,000
  7.25%                1999                    --               50,000
  6.61%                2000              $ 10,000               10,000
  9.60%                2000                25,000               25,000
  8.51 - 8.55%         2001                19,000               19,000
  7.53 - 7.91%         2002                30,000               30,000
  7.85%                2002                30,000               30,000
  7.07%                2002                27,000               27,000
  7.15%                2002                 5,000                5,000
  7.625%               2002                25,000               25,000
  6.23 - 6.31%         2003                28,000               28,000
  7.02%                2003                30,000               30,000
  6.20%                2003                 3,000                3,000
  6.40%                2003                11,000               11,000
  6.07 & 6.10%         2004                18,500               18,500
  7.70%                2004                50,000               50,000
  7.80%                2004                30,000               30,000
  6.92 & 6.93%         2005                31,000               31,000
  6.58%                2006                10,000               10,000
  8.06%                2006                46,000               46,000
  8.14%                2006                25,000               25,000
  7.02 & 7.04%         2007                25,000               25,000
  7.75%                2007               100,000              100,000
  8.40%                2007                10,000               10,000
  6.51 & 6.53%         2008                 4,500                4,500
  6.61 & 6.62%         2009                 8,000                8,000
  6.46%                2009               150,000                   --
  7.12%                2010                 7,000                7,000
  8.59%                2012                 5,000                5,000
  8.20%                2012                30,000               30,000


  SERIES                DUE                  1999                 1998
-----------------------------------------------------------------------
  6.83% & 6.90%        2013                13,000               13,000
  7.35 & 7.36%         2015                12,000               12,000
  6.74%                2018               200,000              200,000
  9.57%                2020                25,000               25,000
  8.25 - 8.40%         2022                35,000               35,000
  7.19%                2023                13,000               13,000
  7.35%                2024                55,000               55,000
  7.15 & 7.20%         2025                17,000               17,000
  7.02%                2027               300,000              300,000
  7.00%                2029               100,000                   --
---------------------------- --------------------- --------------------
  Total                                $1,563,000           $1,420,000
---------------------------- --------------------- --------------------

       In September 1998, the Company filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of Senior Notes secured by a pledge of First Mortgage Bonds. On March 9, 1999, the Company issued $250 million principal amount of Senior Medium-Term Notes, Series B, which consisted of $150 million principal amount due March 9, 2009 at an interest rate of 6.46% and $100 million principal amount due March 9, 2029 at an interest rate of 7.0%. On February 22, 2000, the Company issued $225 million principal amount of 7.96% Senior Medium-Term Notes, Series B. The Notes are due February 22, 2010 and proceeds were used to redeem the Encogen project debt and pay down a portion of the Company's short-term debt.

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

PROJECT DEBT

       On November 1, 1999, the Company assumed approximately $109 million of project debt under the agreement to purchase the 160-megawatt natural gas-fired cogeneration plant from Encogen Northwest L.P. Interest rates on the project debt ranged from 8.64% to 13.03%. In February 2000, the Company used a portion of the proceeds from the issuance of $225 million principal amount of Senior Medium-Term notes to pay off the project debt. At December 31, 1999, the project debt was included in Other notes.

LONG-TERM DEBT MATURITIES

       The principal amounts of long-term debt maturities for the next five years are as follows:

  (DOLLARS IN THOUSANDS)      2000        2001        2002       2003       2004
 -------------------------------------------------------------------------------
 Maturities of:
    Long-term debt        $ 35,000    $ 19,000    $117,000   $ 72,000   $ 98,500


NOTE 9.
         SHORT-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

       At December 31, 1999, the Company had short-term borrowing arrangements which included a $375 million line of credit with thirteen banks. The agreement provides the Company with the ability to borrow at different interest rate options and includes variable fee levels. The options are: (1) the higher of the prime rate or the Federal Funds rate plus 1/2 of 1 percent or (2) the Eurodollar rate plus .25 percent. The current availability fee is .08 percent per annum on the unused loan commitment.

       In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements. The Company also uses commercial paper to fund its short-term borrowing requirements.

  at December 31: (dollars in thousands)      1999         1998          1997
 ----------------------------------------------------------------------------
 Short-term borrowings outstanding:
    Commercial paper notes                $105,712     $142,105      $124,538
    Bank line of credit borrowing               --      $25,000      $215,000
    Uncommitted bank borrowings           $499,000     $283,800       $33,000
    Weighted average interest rate           6.59%        5.90%         6.88%
    Credit availability (1)               $375,000     $375,000      $375,000

       The Company has, on occasion, entered into interest rate swap agreements to reduce the impact of changes in interest rates on portions of its floating-rate debt. One agreement outstanding at December 31, 1999, effectively changes the Company's interest rate on outstanding commercial paper to 9.64% on a notional principal amount of $16.5 million expiring March 31, 2000. Two other agreements outstanding at December 31, 1999, effectively change the Company's interest rate on outstanding commercial paper to 7.39% on a notional principal amount of $53.0 million expiring June 29, 2007.


___________________________
     (1) Provides liquidity support for outstanding commercial paper and borrowing from credit line banks in the amount of $105.7 million, $167.1 million and $339.5 million for 1999, 1998 and 1997 respectively, effectively reducing the available borrowing capacity under these credit lines to $269.3 million, $207.9 million and $35.5 million, respectively.

NOTE 10.
         ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998:

                                                      1999         1999         1998        1998
                                                  CARRYING         FAIR     CARRYING        FAIR
  (DOLLARS IN MILLIONS)                             AMOUNT        VALUE       AMOUNT       VALUE
--------------------------------------------- ------------- ------------ ------------ -----------
  Financial Assets:
    Cash                                            $ 65.7       $ 65.7       $ 28.2      $ 28.2
    Cabot preferred stock                           $ 51.6       $ 51.6       $ 51.6      $ 51.6
    Equity securities (1)                           $ 13.7       $ 13.7        $40.0       $40.0
    Notes receivable                                $ 31.1       $ 31.1           --          --
  Financial Liabilities:
    Short-term debt                                 $604.7       $604.7       $450.9      $450.9
    Preferred stock subject to
      mandatory redemption                          $ 65.7       $ 65.2       $ 73.2      $ 75.8
    Corporation obligated, mandatorily
      redeemable preferred securities of
       subsidiary trust holding solely
       junior subordinated debentures of
       the corporation                              $100.0       $ 91.8       $100.0      $109.3
    Long-term debt                                $1,724.8     $1,618.3     $1,582.1    $1,686.4
    Project debt                                    $106.0       $109.4           --          --
  Unrecognized Financial Instruments:
    Interest rate swaps                                 --       $ (0.6)          --       $(1.3)
--------------------------------------------- ------------- ------------ ------------ -----------

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


_______________________________
     (1) 1999 carrying amount includes an adjustment of $13.5 million to report the available-for-sale securities at market value. This amount has been included as a component of other comprehensive income net of deferred taxes of $4.7 million.

NOTE 11.
         SUPPLEMENTARY INCOME STATEMENT INFORMATION

  (dollars in thousands)                        1999          1998         1997
--------------------------------------------------------------------------------
 Taxes:
    Real estate and personal property       $ 48,036      $ 40,422     $ 46,252
    State business                            70,047        62,855       58,466
    Municipal, occupational and other         52,739        48,090       45,252
    Other                                     19,445        20,010       21,242
--------------------------------------------------------------------------------
  Total taxes                               $190,267      $171,377     $171,212
--------------------------------------------------------------------------------
  Charged to:
    Operating expense                       $180,141      $160,472     $159,310
    Other accounts, including
      construction work in progress           10,126        10,905       11,902
--------------------------------------------------------------------------------
  Total taxes                               $190,267      $171,377     $171,212
--------------------------------------------------------------------------------

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

       Rental and operating lease expense for the years ended December 31, 1999, 1998 and 1997, were approximately $19,179,000, $ 17,798,000 and $19,428,000, respectively. Payments due for the years ended December 31, 1999, 1998 and 1997, for the sublease of properties were approximately $2,321,000, $1,242,000, and $962,000, respectively.

       Future minimum lease payments for noncancelable leases are approximately $16,459,000 for 2000, $14,621,000 for 2001, $14,210,000 for 2002, $12,019,000
for 2003, $7,854,000 for 2004 and in the aggregate, $9,252,000 thereafter. Future minimum sublease receipts for noncancelable subleases are $2,025,000 for 2000, $2,025,000 for 2001, $2,025,000 for 2002, $2,025,000 for 2003, $3,000 for
2004 and in the aggregate, $3,000 thereafter.

NOTE 13.
         FEDERAL INCOME TAXES

       The details of federal income taxes ("FIT") are as follows:

  (dollars in thousands)                           1999        1998        1997
--------------------------------------------------------------------------------
  Charged to Operating Expense:
  Current                                       $94,516     $88,606    $ 28,863
  Deferred - net                                 15,373      17,948      16,677
  Deferred investment tax credits                  (725)       (740)       (624)
--------------------------------------------------------------------------------
  Total FIT charged to operations               109,164     105,814      44,916
--------------------------------------------------------------------------------
  Charged to Miscellaneous Income:
  Current                                        (1,665)      4,634      16,709
  Deferred - net                                  4,574        (648)     (1,902)
--------------------------------------------------------------------------------
  Total FIT charged to miscellaneous income       2,909       3,986      14,807
--------------------------------------------------------------------------------
  Credited to discontinued operations                --          --      (1,412)
--------------------------------------------------------------------------------
  Total FIT                                    $112,073    $109,800    $ 58,311
--------------------------------------------------------------------------------

       The following is a reconciliation of the difference between the amount of FIT computed by multiplying pre-tax book income by the statutory tax rate, and the amount of FIT in the Consolidated Statements of Income:

  (dollars in thousands)                               1999       1998     1997
--------------------------------------------------------------------------------
  FIT at the statutory rate                        $104,174    $97,794  $63,485
--------------------------------------------------------------------------------
  Increase (Decrease):
    Depreciation expense deducted in the
      financial statements in excess of tax
      depreciation, net of depreciation
      treated as a temporary difference               8,678      7,756    7,019
    AFUDC included in income in the financial
      statements but excluded from taxable income    (4,345)    (3,953)  (2,774)
    Accelerated benefit on early retirement
      of depreciable assets                            (812)    (1,241)    (805)
    Investment tax credit amortization                 (725)      (740)    (624)
    Energy conservation expenditures - net           13,434     12,754   11,028
    Conservation Settlement                              --         --  (26,197)
    Prior period adjustment/Audit adjustment             --         --      (37)
    Other - net                                      (8,331)    (2,570)   7,216
--------------------------------------------------------------------------------
  Total FIT                                        $112,073   $109,800  $58,311
--------------------------------------------------------------------------------
  Effective tax rate                                  37.7%      39.3%    32.1%
--------------------------------------------------------------------------------

       The following are the principal components of FIT as reported:

  (dollars in thousands)                             1999       1998       1997
--------------------------------------------------------------------------------
  Current FIT                                     $92,851    $93,240    $45,572
--------------------------------------------------------------------------------
  Deferred FIT - other:

    Conservation tax settlement                     2,927      3,257     14,404
    Periodic rate adjustment mechanism (PRAM)          --        107     (14,272)
    Deferred taxes related to insurance reserves   (1,225)    (1,224)     (2,768)
    Reversal of Statement No. 90 present
      value adjustments                                92        255        408
    Residential Purchase and Sale Agreement - net      --      3,441      (6,047)
    Normalized tax benefits of the
      accelerated cost recovery system             14,452     20,118     22,575
    Energy conservation program                      (983)    (2,437)     5,101
    Environmental remediation                         947     (2,946)     (3,092)
    WNP 3 tax settlement                             (826)      (826)    21,360
    Merger costs                                      409         42      (7,322)
    Demand charges                                     14      3,273      (3,558)
    Other                                           4,140     (5,760)    (12,014)
---------------------------------------------------------------------------------
  Total deferred FIT - other                       19,947     17,300     14,775
--------------------------------------------------------------------------------
  Deferred investment tax credits -
    net of amortization                              (725)      (740)       (624)
  Credited to discontinued operations                             --      (1,412)
--------------------------------------------------------------------------------
  Total FIT                                      $112,073   $109,800    $58,311
--------------------------------------------------------------------------------

       Deferred tax amounts shown above result from temporary differences for tax and financial statement purposes. Deferred tax provisions are not recorded in the income statement for certain temporary differences between tax and financial statement purposes because they are not allowed for ratemaking purposes.

       The Company calculates its deferred tax assets and liabilities under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"). Statement No. 109 requires recording deferred tax balances, at the currently enacted tax rate, for all temporary differences between the book and tax bases of assets and liabilities, including temporary differences for which no deferred taxes had been previously provided because of use of flow-through tax accounting for rate making purposes. Because of prior and expected future rate making treatment for temporary differences for which flow-through tax accounting has been utilized, a regulatory asset for income taxes recoverable through future rates related to those differences has also been established. At December 31, 1999, the balance of this asset is $228.5 million.

       The deferred tax liability at December 31, 1999 and 1998, is comprised of amounts related to the following types of temporary differences

  (dollars in thousands)                          1999           1998
----------------------------------------------------------------------
  Utility plant                               $574,064       $567,642
  Investment in Cabot stock                     10,635         13,435
  Energy conservation charges                   41,833         57,919
  Contributions in aid of construction         (33,927)        (31,874)
  Bonneville Exchange Power                     22,618         26,513
  Cabot Gas Contract Purchase                    4,200             --
  Other                                         17,312          (5,081)
----------------------------------------------------------------------
  Total                                       $636,735       $628,554
----------------------------------------------------------------------

       The totals of $636.7 million and $628.6 million for 1999 and 1998 consist of deferred tax liabilities of $719.7 million and $712.2 million net of deferred tax assets of $83.0 million and $83.6 million, respectively.

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

                                                        PENSION BENEFITS           OTHER BENEFITS
       (dollars in thousands)                              1999         1998        1999         1998
                                                     ------------------------  -----------------------
       Change in benefit obligation:
       Benefit obligation at beginning of year         $352,422     $325,063     $29,438      $27,433
       Service cost                                       9,259        8,550         245          229
       Interest cost                                     24,181       22,862       1,868        1,985
       Amendments                                           500        2,540          --           --
       Actuarial (gain)/loss                            (14,548)      15,272      (3,600)       1,896
       Benefits paid                                    (22,654)     (21,865)     (1,948)      (2,105)
-----------------------------------------------------------------------------  -----------------------
       Benefit obligation at end of year               $349,160     $352,422     $26,003      $29,438
-----------------------------------------------------------------------------  -----------------------
       Change in plan assets:
       Fair value of plan assets at beginning of year  $464,195     $415,270     $14,132      $14,445
       Actual return on plan assets                      82,300       67,544         740          570
       Employer contribution                                986        3,246       1,814        1,222
       Benefits paid                                    (22,654)     (21,865)     (1,948)      (2,105)
-----------------------------------------------------------------------------  -----------------------
       Fair value of plan assets at end of year        $524,827     $464,195     $14,738      $14,132
-----------------------------------------------------------------------------  -----------------------

(continued from previous page)

                                                          PENSION BENEFITS            OTHER BENEFITS
       (dollars in thousands)                              1999         1998        1999          1998
                                                     ------------------------    ----------------------
       Funded status                                   $175,667     $111,773     $(11,265)    $(15,306)
       Unrecognized actuarial gain                     (189,609)    (133,189)      (4,870)      (1,532)
       Unrecognized prior service cost                   22,218       25,510         (429)        (463)
       Unrecognized net initial (asset)/obligation       (6,333)      (7,563)      8,148         8,775
------------------------------------------------------------------------------   -----------------------
       Net amount recognized                              $1,943     $(3,469)     $(8,416)     $(8,526)
------------------------------------------------------------------------------   -----------------------
       Amounts recognized on statement of
         financial position consist of:
       Prepaid benefit cost                             $17,698       $8,900      $(8,416)     $(8,526)
       Accrued benefit liability                        (23,670)     (22,988)         --            --
       Intangible asset                                   7,915       10,619          --            --
------------------------------------------------------------------------------   -----------------------
       Net amount recognized                             $1,943      $(3,469)     $(8,416)     $(8,526)
------------------------------------------------------------------------------   -----------------------

       In accounting for pension and other benefits costs under the plans, the following weighted average actuarial assumptions were used:

                                                   PENSION BENEFITS                       OTHER BENEFITS
                                                1999       1998        1997           1999         1998         1997
                                         ------------ ---------- -----------      --------- ------------ ------------
  Discount rate                                 7.5%         7%   7.25-7.5%           7.5%           7%        7.25%
  Return on plan assets                        9.75%      9.75%          9%         6-8.5%       6-8.5%       6-8.5%
  Rate of compensation increase                   5%         5%          5%             --           --           --
  Medical trend rate                              --         --          --             7%         7.5%         7.5%
---------------------------------------- ------------ ---------- -----------      --------- ------------ ------------

                                                   PENSION BENEFITS                       OTHER BENEFITS
                                                1999        1998       1997           1999         1998      1997
                                         ------------ ----------- ----------      --------- ------------ ---------
Components of net periodic
   benefit cost:
  (dollars in thousands)
  Service cost                                $9,259      $8,550     $8,268           $245         $229      $216
  Interest cost                               24,180      22,862     21,412          1,868        1,985     1,895
  Expected return on plan assets             (37,310)    (33,744)   (27,997)          (857)        (867)     (821)
  Amortization of prior service cost           3,330       3,330      2,247            (34)         (34)      (34)
  Recognized net actuarial gain               (3,117)     (3,180)    (1,144)          (145)         (97)     (204)
  Amortization of transition                  (1,230)     (1,230)    (1,095)           627          627       627
  (asset)/obligation
  Special recognition of prior service           462            --       --             --           --        --
  costs
  Plan curtailments, mergers                      --            --    5,138             --           --     4,712
---------------------------------------- ------------ ------------- ----------    --------- ------------ ---------
  Net pension benefit cost                    (4,426)     (3,412)     6,829          1,704        1,843     6,391
  Regulatory adjustment                          932       1,263      1,263             --           --        --
---------------------------------------- ------------- ------------ --------      --------- ------------ ---------
  Net periodic benefit cost                  $(3,494)    $(2,149)    $8,092         $1,704       $1,843    $6,391
---------------------------------------- ------------- ------------ --------      --------- ------------ ---------

       The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $29 million, $23.7 million, and $0, respectively, as of December 31, 1999.

       The assumed medical inflation rate is 7% in 1999 decreasing to 6% in 2003. A 1% change in the assumed medical inflation rate would have the following effects:

                                                           1999                            1998
                                                  1%              1%             1%             1%
  (DOLLARS IN THOUSANDS)                       INCREASE        DECREASE         INCREASE     DECREASE
                                             ------------------------------- -----------------------------
  Effect on service and interest cost                 $596            $(579)          $690          $(671)
  components

  Effect on postretirement benefit obligation         $ 40            $ (39)          $ 45           $(44)

       In December 1995, in connection with the proposed merger with WECo, the Company offered to its employees a Voluntary Separation Plan. A total of 204 employees elected to participate in the Voluntary Separation Plan resulting in a curtailment loss under Statement No. 106 for 1997 of $4.7 million. Also in connection with the merger was a curtailment loss of $5.1 million in 1997 related to the supplemental retirement plans.

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

       The  Company   contributions   to  the  Employee   Investment  Plan  were
$7,123,400,  $6,532,400  and  $5,000,200  for the  years  1999,  1998 and  1997, respectively. The shareholders have authorized the issuance of up to 2,000,000 shares of common stock under the plan, of which 959,142 were issued through December 31, 1999. The Employee Investment Plan eligibility requirements are set forth in the plan documents.

       The Company also has an Employee Stock Purchase Plan which was approved by shareholders on May 19, 1997, and commenced July 1, 1997, under which options are granted to eligible employees who elect to participate in the plan on January 1st and July 1st of each year. Participants are allowed to exercise those options six months later to the extent of payroll deductions or cash payments accumulated during that six-month period. The option price under the plan during 1999 was 90% of either the fair market value of the common stock at the grant date or the fair market value at the exercise date, whichever is less. Effective with the beginning of the next offering period on January 1, 2000, the option price will be 85% of either the fair market value of the common stock at the grant date or the fair market value at the exercise date, whichever is less. The Company contributions to the Plan were $88,900, $98,200 and $97,600 for 1999, 1998 and 1997, respectively.

       On February 1, 1998, the Company granted 50 performance shares to 2,800 eligible employees in recognition of their efforts to implement the Company's strategies. On February 1, 2000, those performance shares and dividend equivalents were converted to common stock. Total cost of the performance share grant program was $4,053,400.

NOTE 16.
         OTHER INVESTMENTS

       In May 1994, the Company merged its oil and gas exploration and production subsidiary, Washington Energy Resources Company ("Resources"), with a wholly-owned subsidiary of Cabot Oil and Gas Corporation ("Cabot") in a tax-free exchange. At December 31, 1998, the Company owned 15.4% of Cabot's outstanding voting securities consisting of 2,133,000 shares of common stock and 1,134,000 shares of 6% convertible voting preferred stock, stated value $50. For 1998, the investment in Cabot common stock was classified as an available-for-sale security and was reported at its fair value of $31,995,000. The unrealized gain of $8,802,000 (net of deferred taxes of $4,739,000) was included as a separate component of common equity. In May 1999, the Company sold the 2,133,000 shares of common stock and recorded an after-tax gain of $12.3 million. At the time of the sale, the fair value of the stock was $37,350,000, resulting in an increase of $3,483,000 in the unrealized gain. This amount has been included as a component of other comprehensive income, net of deferred taxes of $1,875,000. The $12.3 million realized gain on the sale has been reclassified out of accumulated other comprehensive income. No fair value is readily available for the Cabot preferred stock as it is not publicly traded; however, its cost basis of $51,619,000 is believed to be a reasonable approximation of fair value at December 31, 1999. The Company has an agreement that Cabot, subject to certain conditions, will repurchase all shares of the preferred stock by November 1, 2000. Prior to October 1, 1997, the Company's interest in Cabot's common stock was accounted for using the equity method because the Company, through its representation on Cabot's board of directors, had the ability to exercise significant influence over operating and financial policies of Cabot. Effective October 1, 1997, the Company discontinued equity-method accounting for Cabot and records its interest as an investment in stock because the Company no longer has representation on Cabot's board of directors. Equity in earnings from Cabot was $948,000 for 1997. See Note 17 regarding certain gas transportation, storage and other contractual arrangements of Resources that were excluded from the Cabot merger and retained by a subsidiary of the Company.

       In March 1998, the Company entered into an agreement with CellNet Data Services Inc. ("CellNet") under which the Company would lend CellNet up to $35 million in the form of multiple draws so that CellNet can finance an Automated Meter Reading (AMR) network system to be deployed in the Company's service territory. In September 1999, the Company announced it was expanding its AMR network system from 800,000 meters to 1,325,000 meters and as a result increased the authorized loan amount to $72 million. On June 30, 1999, the Company made the first loan under the loan agreement and as of December 31, 1999, there were loans outstanding of $31.1 million.

NOTE 17.
         COMMITMENTS AND CONTINGENCIES

COMMITMENTS - ELECTRIC

       For the twelve months ended December 31, 1999, approximately 23.2% of the Company's energy output was obtained at an average cost of approximately 9.4 mills per KWH through long-term contracts with several of the Washington public utility districts ("PUDs") owning hydro-electric projects on the Columbia River.

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

       As of December 31, 1999, the Company was entitled to purchase portions of the power output of the PUDs' projects as set forth in the following tabulation:

                                                              BONDS                    COMPANY'S ANNUAL AMOUNT
                                                           OUTSTANDING                PURCHASABLE (APPROXIMATE)
                                                                          -------------------------------------------------
                              CONTRACT      LICENSE (1)    12/31/99 (2)         % OF            MEGAWATT        COSTS (3)
  PROJECT                    EXP. DATE      EXP. DATE       (MILLIONS)         OUTPUT           CAPACITY       (MILLIONS)
------------------------- --------------- ------------- ----------------- ---------------- ----------------- --------------
 Rock Island
     Original units                 2012          2029              83.5             52.4               478          $40.7
     Additional units               2012          2029             331.7            100.0                --             --
  Rocky Reach                       2011          2006             265.6             38.9               505           22.6
  Wells                             2018          2012             182.9             31.3               261            9.6
  Priest Rapids                     2005          2005             169.1              8.0                72            2.0
  Wanapum                           2009          2005             186.3             10.8                98            3.4
                                                                                           ----------------- --------------
  Total                                                                                               1,414          $78.3

       The Company's estimated payments for power purchases from the Columbia River projects are $81 million for 2000, $80 million for 2001, $80 million for 2002, $78 million for 2003, $76 million for 2004 and in the aggregate, $605 million thereafter through 2018.

       The Company also has numerous long-term firm purchased power contracts with other utilities in the region. The Company is generally not obligated to make payments under these contracts unless power is delivered. The Company's estimated payments for firm power purchases from other utilities, excluding the Columbia River projects, are $155 million for 2000, $150 million for 2001, $141 million for 2002, $130 million for 2003, $77 million for 2004 and in the aggregate, $707 million thereafter through 2037. These contracts have varying terms and may include escalation and termination provisions.

       As required by the federal Public Utility Regulatory Policies Act ("PURPA"), the Company entered into long-term firm purchased power contracts with non-utility generators. The Company purchases the net electrical output of four significant projects at fixed and annually escalating prices which were intended to approximate the Company's avoided cost of new generation projected at the time these agreements were made. Principally, as a result of dramatic changes in natural gas price levels, the power purchase prices under these agreements are significantly above the current market price of power and, based upon projections of future market prices, are expected to remain well above market for the duration of the contracts. The Company's estimated payment under these four contracts are $181 million for 2000, $204 million for 2001, $206 million for 2002, $207 million for 2003, $213 million for 2004 and in the aggregate, $1.5 billion thereafter through 2012. If retail electric energy prices move to market levels as a result of electric industry restructuring, the Company plans to seek to continue to recover in rates the above-market portion of these contract costs.


     ____________________________
     (1) The Company is unable to predict whether the licenses under the Federal Power Act will be renewed to the current licensees. The FERC has issued orders for Rocky Reach, Wells and Priest Rapids/Wanapum projects under Section 22 of the Federal Power Act, which affirm the Company's contractual rights to receive power under existing terms and conditions even if a new licensee is granted a license prior to expiration of the contract term.

     (2) The contracts for purchases initially were generally coextensive with the term of the PUD bonds associated with the project. Under the terms of some financings and refinancings, however, long-term bonds were sold to finance certain assets whose estimated useful lives extend beyond the expiration date of the power sales contracts. Of the total outstanding bonds sold for each project, the percentage of principal amount of bonds which mature beyond the contract expiration date are: 40.8% at Rock Island; 45.7% at Rocky Reach; 81.3% at Priest Rapids; and 49.7% at Wanapum; and 5.1% at Wells.

     (3) The components of 1999 costs associated with the interest portion of debt service are: Rock Island, $23.2 million for all units; Rocky Reach, $5.3 million; Wells, $2.7 million; Priest Rapids, $0.8 million; and Wanapum, $1.1 million.

       The following table summarizes the Company's obligations for future power purchases.

                                                                                               2005 &
                                                                                               THERE-
(In Millions)                      2000        2001         2002         2003         2004      AFTER      TOTAL
------------------------------ --------- ----------- ------------ ------------ ------------ ---------- ----------
  Columbia River Projects           $81         $80          $80          $78          $76       $605     $1,000
  Other utilities                   155         150          141          130           77        707      1,360
  Non-Utility Generators            181         204          206          207          213      1,494      2,505
------------------------------ --------- ----------- ------------ ------------ ------------ ---------- ----------
      Total                        $417        $434         $427         $415         $366     $2,806     $4,865
------------------------------ --------- ----------- ------------ ------------ ------------ ---------- ----------

       Total purchased power contracts  provided the Company with  approximately
16.1 million, 15.8 million and 15.6 million MWH of firm energy at a cost of approximately $487.4 million, $481.6 million and $464.5 million for the years 1999, 1998 and 1997, respectively.

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

       As part of its electric operations and in connection with the 1999 buy-out of the Cabot gas supply contract, the Company is obligated to deliver to Encogen up to 21,800 MMBtu per day of natural gas for operation of the Encogen cogeneration facility. This obligation continues for the remaining term of the original Cabot agreement. The price paid by Encogen for this gas is reflective of the price paid under the Cabot agreement. The difference between the price paid by Encogen and the replacement cost of gas at current market prices will reduce the Company's cost of power. The Company entered into two financial arrangements to hedge future gas supply costs associated with this obligation, hedging 20,000 MMBtu per day for 2000, and 10,000 MMBtu per day for the remaining term of the agreement. Encogen has two remaining gas supply agreements that comprise 40% of the plant's requirements with remaining terms of 8.5 years. Not included in the table above are Encogen's obligations under these contracts of $11,821,000 in 2000, $12,414,000 in 2001, $13,047,000 in 2002, $13,690,000 in
2003, $14,375,000 in 2004 and $65,098,000 in the aggregate thereafter.

       The following table indicates the Company's percentage ownership and the extent of the Company's investment in jointly-owned generating plants in service at December 31, 1999:

                                                                                   COMPANY'S SHARE
                                                                  ------------------------------------------------
                            ENERGY               COMPANY'S           PLANT IN SERVICE           ACCUMULATED
       PROJECT           SOURCE (FUEL)      OWNERSHIP SHARE (%)     AT COST (MILLIONS)    DEPRECIATION (MILLIONS)
--------------------- ------------------ ------------------------ --------------------- --------------------------
  Centralia             Coal                                  7%                $ 27.3                     $ 19.2
  Colstrip 1 & 2        Coal                                 50%                 188.7                      112.0
  Colstrip 3 & 4        Coal                                 25%                 451.2                      191.5

     Financing for a participant's ownership share in the projects is provided for by such participant. The Company's share of related operating and maintenance expenses is included in corresponding accounts in the Consolidated Statements of Income.

       On November 2, 1998, the Company announced that it signed an agreement to sell the Company's 735-megawatt interest in the four-unit, coal-fired Colstrip generation plant in eastern Montana, as well as associated transmission facilities. The Company signed the agreement with PP&L Global, Inc., of Fairfax, Virginia, a subsidiary of PP&L Resources, Inc. Included in the sale are the Company's 50% interest in Colstrip Units 1 and 2; 25% interest in Units 3 and 4; and associated Colstrip transmission capacity across Montana. Completion of the sale is contingent on acceptable regulatory treatment from the Washington Commission. On September 30, 1999, the Washington Commission conditionally approved the Colstrip sale, which at that time was fixed at $556 million. The net book value of these assets and related regulatory assets is approximately $464 million. After taxes and other costs, the Company expected to realize a gain of approximately $37.6 million. However, the terms and conditions of the Washington Commission order made the sale economically unattractive to the Company. The Company appealed the Washington Commission's decision in December 1999. Pending the outcome of the appeal, the Company is working with various parties to obtain other terms and conditions so the sale can proceed.

       In May 1999, the eight partners, including the Company, in the Centralia coal fired generating plant project announced the sale of the plant to TransAlta Corporation of Calgary, Canada. The purchase price of the plant and the adjacent mine (owned and operated by PacifiCorp) is $554 million. The Company owns a 7% interest in the plant. The transaction is currently under review by the Washington Commission.

GAS

       The Company has also entered into various firm supply, transportation and storage service contracts in order to assure adequate availability of gas supply for its firm customers. Many of these contracts, which have remaining terms from one to 24 years, provide that the Company must pay a fixed demand charge each month, regardless of actual usage. Certain of the Company's firm gas supply agreements also obligate the Company to purchase a minimum annual quantity at market-based contract prices. Generally, if the minimum volumes are not purchased and taken during the year, the Company is obligated to pay either: 1) a monthly or annual gas inventory charge calculated as a percentage of the then-current contract commodity price times the minimum quantity not taken; or
2) pay for gas not taken. Alternatively, under some of the contracts, the supplier may exercise a right to reduce its subsequent obligation to provide firm gas to the Company. The Company incurred demand charges in 1999 for firm gas supply, firm transportation service and firm storage and peaking service of $31,012,000, $52,190,000 and $8,799,000, respectively.

       The following tables summarize the Company's obligations for future demand charges through the primary terms of its existing contracts and the minimum annual take requirements under the gas supply agreements. The quantified obligations are based on current contract prices and FERC authorized rates, which are subject to change.

  DEMAND CHARGE OBLIGATIONS

                                                                                                    2005 &
                                                                                                    THERE-
(In Thousands)                        2000         2001        2002        2003         2004         AFTER          TOTAL
------------------------------- ----------- ------------ ----------- ----------- ------------ ------------- --------------
  Firm gas supply                  $28,114      $28,114     $27,358     $21,863      $11,482       $ 5,291       $122,222
  Firm transportation service       51,248       51,196      51,196      51,196       45,020        91,209        341,065
  Firm storage service               8,885        8,885       8,885       8,885        8,680        78,851        123,071
------------------------------- ----------- ------------ ----------- ----------- ------------ ------------- --------------
      Total                        $88,247      $88,195     $87,439     $81,944      $65,182      $175,351       $586,358
------------------------------- ----------- ------------ ----------- ----------- ------------ ------------- --------------

  MINIMUM ANNUAL TAKE OBLIGATIONS

                                                                                                       2005 &
                                                                                                       THERE-
(In thousands of therms)                     2000         2001        2002        2003        2004      AFTER          TOTAL
-------------------------------------- ----------- ------------ ----------- ----------- ----------- ---------- --------------
  Firm gas supply                         588,967      444,726     403,026     318,515     144,849        685      1,900,768

       The Company believes that all demand charges will be recoverable in rates charged to its customers. Further, pursuant to implementation of FERC Order No. 636, the Company has the right to resell or release to others any of its unutilized gas supply or transportation and storage capacity.

       The Company does not anticipate any difficulty in achieving the minimum annual take obligations shown, as such volumes represent less than 65% of expected annual sales for 2000 and less than 49% of expected sales in subsequent years.

       The Company's current firm gas supply contracts obligate the suppliers to provide, in the aggregate, annual volumes up to those shown below:

  MAXIMUM SUPPLY AVAILABLE UNDER CURRENT FIRM SUPPLY CONTRACTS

                                                                                            2005 &
                                                                                            THERE-
(In thousands of therms)         2000         2001        2002        2003         2004      AFTER         TOTAL
-------------------------- ----------- ------------ ----------- ----------- ------------ ---------- -------------
  Firm gas supply             745,201      600,960     556,860     456,524      246,199     42,734     2,648,478

       Washington Energy Gas Marketing Company ("WEGM"), a wholly-owned subsidiary, holds firm rights to transport natural gas on the Nova Corporation of Alberta ("Nova"), and Alberta Natural Gas Company ("ANG"), pipelines from Alberta, Canada, to the northern border of Idaho, as well as certain gas storage rights at the Alberta Energy Company ("AECO") field in Alberta and the Jackson Prairie field in western Washington. These rights were formerly held by a wholly-owned subsidiary of Washington Energy Resources but were excluded from the merger of Resources and Cabot completed in May 1994. Following the merger, WEGM entered into a five-year contract with IGI Resources ("IGI"), Boise, Idaho, to manage these rights. The management contract terminated on September 30, 1999. WEGM's annual obligations for future demand charges through the primary term of WEGM's gas transportation and storage contracts are as follows: 2000, $778,200; 2001, $778,200; 2002, $778,200; 2003, $634,900; 2004, $553,000 and
thereafter, $1,924,000.

       Through October of 1999, WEGM also held firm rights to transport natural gas on the PG&E Gas Transmission - Northwest ("PGT") pipeline from the northern Idaho border to the northern California border. Effective November 1, 1999, WEGM sold its remaining interests in the PGT pipeline capacity.

       As of December 31, 1999, WEGM has a reserve for future losses associated with the remaining contractual obligations of $1,779,800. In the third quarter of 1999, WEGM recorded a $4,888,400 ($3,177,500 after tax) charge based on the sale of its interest in the PGT pipeline capacity and actual mitigation results in 1999. In the fourth quarter of 1999, WEGM recorded a $709,000 ($461,000 after tax) charge to adjust the remaining reserve for expected future losses. During 1999, 1998 and 1997, pre-tax losses totaling $8,429,000, $1,916,000 and
$2,235,000, respectively, were charged against the reserve.

CONTINGENCIES

       The Company is subject to environmental regulation by federal, state and local authorities. The Company has been named a Potentially Responsible Party by the Environmental Protection Agency ("EPA") at several contaminated sites and manufactured gas plant sites. The Company has implemented an ongoing program to test, replace and remediate certain underground storage tanks as required by federal and state laws and this process is nearing completion. Remediation and testing of Company vehicle service facilities and storage yards is also continuing.

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

       The information presented here as it relates to estimates of future liability is as of December 31, 1999.

ELECTRIC SITES

       The Company has expended approximately $15.1 million related to the remediation activities covered by the Washington Commission's order, of which approximately $7.5 million has been recovered from insurance carriers. At December 31, 1999, approximately $2.6 million has been accrued as a liability for future remediation costs for these and other remediation activities.

GAS SITES

       Five former WNG or predecessor companies manufactured gas plant ("MGP") sites are currently undergoing investigation, remedial actions or monitoring actions relating to environmental contamination: 1) Everett, Washington; 2) "Gas Works Park" in Seattle, Washington; 3) "Tacoma 22nd and A St." Site in Tacoma, Washington; 4) Chehalis, Washington; and 5) the "Tideflats" area of Tacoma, Washington. Legal and remedial costs incurred to date total approximately $51.8 million and currently estimated future remediation costs are approximately $6.9 million. Work at both the Chehalis and Tideflats sites is substantially completed and the remediation construction activity at Everett is completed. To date, the Company has recovered approximately $57.5 million from insurance carriers and other third parties.

       Based on all known facts and analyses, the Company believes it is not likely that the identified environmental liabilities will result in a material adverse impact on the Company's financial position, operating results or cash flow trends.

LITIGATION

       Other contingencies, arising out of the normal course of the Company's business, exist at December 31, 1999. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

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

  (unaudited; dollars in thousands except per-share amounts)

------------------------------- ----------------- ------------------ ------------------- ----------------
  1999 Quarter                             First             Second               Third           Fourth
------------------------------- ----------------- ------------------ ------------------- ----------------
  Operating revenues                    $575,332           $435,439            $411,035         $644,824
  Operating income                      $101,930           $ 54,897            $ 51,448         $101,857
  Other income                            $3,747           $ 13,102              $9,801           $ (831)
  Net income                            $ 69,755           $ 31,065            $ 24,912         $ 59,835
  Basic and diluted earnings
    per common share                      $ 0.79             $ 0.33              $ 0.26           $ 0.68
------------------------------- ----------------- ------------------ ------------------- ----------------

  (unaudited; dollars in thousands except per-share amounts)
------------------------------ ----------------- ------------------ ------------------- ----------------
  1998 Quarter (1)                        First             Second               Third           Fourth
------------------------------ ----------------- ------------------ ------------------- ----------------
  Operating revenues                   $524,514           $370,227            $428,510         $600,605
  Operating income                     $ 98,681           $ 49,689            $ 50,834         $ 95,894
  Other income                           $1,764             $3,862             $ 4,184           $3,372
  Net income                           $ 66,003           $ 19,542            $ 21,091         $ 62,976
  Basic and diluted earnings
    per common share                     $ 0.74             $ 0.19              $ 0.21           $ 0.71
------------------------------ ----------------- ------------------ ------------------- ----------------


_____________________________________
     (1) Results for 1998 include certain reclassifications to present financial results on a consistent basis with 1999.

NOTE 20.
         CONSOLIDATED STATEMENT OF CASH FLOWS

       For purposes of the Statement of Cash Flows, the Company considers all temporary investments to be cash equivalents. These temporary cash investments are securities held for cash management purposes, having maturities of three months or less. The net change in current assets and current liabilities for purposes of the Statement of Cash Flows excludes short-term debt, current maturities of long-term debt and the current portion of PRAM accrued revenues. At December 31, 1999 and 1998, book overdrafts of $22,245,000 and $15,710,000 were included in accounts payable. Non-cash transactions in 1999 included the issuance of $6,682,000 of Company common stock for the Company's Dividend Reinvestment Plan and the assumption of $109 million in long-term debt as part of the purchase of the Encogen partnership.

       The following provides additional information concerning cash flow activities:

--------------------------------------------------------------- ------------ ------------ ------------
  (year ended December 31; dollars in thousands)                       1999         1998         1997
--------------------------------------------------------------- ------------ ------------ ------------
  Changes in certain current assets and current liabilities:
      Accounts receivable                                          $(23,382)     $(29,042)     $ (4,488)
      Unbilled revenue                                                5,437        (3,909)        4,591
      Materials and supplies                                        (10,707)       (4,111)        3,316
      Prepayments and other                                          (1,832)       (2,175)        5,670
      Purchased gas liability                                       (28,208)       (6,368)      (34,966)
      Accounts payable                                               15,077        25,650        3,003
      Accrued expenses and other                                     18,169        (3,151)      (38,490)
 -------------------------------------------------------------- ------------ ------------ ------------
  Net change in certain current assets
    and current liabilities                                        $(25,446)     $(23,106)     $(61,364)
--------------------------------------------------------------- ------------ ------------ ------------
  Cash payments:
      Interest (net of capitalized interest)                       $153,093      $131,567     $119,810
      Income taxes                                                  $99,959      $119,664     $104,161
--------------------------------------------------------------- ------------ ------------ ------------

NOTE 21.
         MERGER OF PUGET POWER AND WECO

       Included in consolidated results of operations for the month of January 1997 are the following results of the previously separate companies for that period (Dollars in Thousands):

                                                    MONTH ENDED
                                                  JANUARY 31, 1997
                                           PUGET POWER          WECO
                                       ---------------- -------------
  Revenues                                    $123,051       $60,486
  Net Income                                   $19,671        $9,378
  Common Dividends Declared                    $29,244            --

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

       Principal non-utility lines of business include computer billing system software, real estate investment and development and small hydro-electric project development. Reconciling items between segments are not material.

       In the third quarter of 1999, the Company sold the assets, liabilities and trade name of Homeguard Security Services, Inc., its wholly-owned home security services subsidiary and recorded a net gain of approximately $7.6 million.

       Financial data for business segments are as follows:

  (dollars in thousands)
                                        Regulated
                       1999                Utility               Other                   Total
-----------------------------------------------------------------------------------------------
  Revenues                              $2,043,500             $23,130              $2,066,630
  Depreciation & Amortization              175,610                 100                 175,710
  Federal Income Tax                       110,026                (862)                109,164
  Operating Income                         309,005               1,127                 310,132
  Interest Charges, net of AFUDC           150,384                  --                 150,384
  Net Income                               174,914              10,653                 185,567
  Total Assets                           4,999,020             146,586               5,145,606

                                         Regulated
                       1998                Utility               Other                   Total
-----------------------------------------------------------------------------------------------
  Revenues                              $1,891,759             $32,097              $1,923,856
  Depreciation & Amortization              165,491                  96                 165,587
  Federal Income Tax                       106,967              (1,153)                105,814
  Operating Income                         292,337               2,761                 295,098
  Interest Charges, net of AFUDC           138,561                 107                 138,668
  Net Income                               170,435                (823)                169,612
  Total Assets                           4,596,893             112,794               4,709,687
-----------------------------------------------------------------------------------------------

                                         Regulated
                       1997                Utility               Other                   Total
-----------------------------------------------------------------------------------------------
  Revenues                              $1,640,871             $40,657              $1,681,528
  Depreciation & Amortization              161,402                 463                 161,865
  Federal Income Tax                        34,230              10,686                  44,916
  Operating Income                         215,126              (4,488)                210,638
  Interest Charges, net of AFUDC           117,258               1,080                 118,338
  Net Income                               123,872                (796)                123,076
  Total Assets                           4,396,832              96,474               4,493,306
-----------------------------------------------------------------------------------------------

SCHEDULE II.
         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

  (dollars in thousands)
                                                                    ADDITIONS
                                                 BALANCE AT         CHARGED TO                          BALANCE
                                                 BEGINNING          COSTS AND                           AT END
                                                 OF PERIOD          EXPENSES          DEDUCTIONS        OF PERIOD
                                               ------------------ ----------------- ----------------- ----------------
----------------------------------------------
  YEAR ENDED DECEMBER 31, 1999
----------------------------------------------
Accounts deducted from assets on balance sheet:
    Allowance for doubtful
      accounts receivable                                 $1,020            $6,885            $6,402           $1,503
    Gas transportation contracts reserve                  $4,611            $5,598            $8,429           $1,780

---------------------------------------------- ------------------ ----------------- ----------------- ----------------
  YEAR ENDED DECEMBER 31, 1998
----------------------------------------------
  Accounts deducted from assets on balance sheet:
    Allowance for doubtful
      accounts receivable                                  $ 971            $5,905            $5,856           $1,020
    Gas transportation contracts reserve                  $6,527                --            $1,916           $4,611
---------------------------------------------- ------------------ ----------------- ----------------- ----------------
  YEAR ENDED DECEMBER 31, 1997
----------------------------------------------
  Accounts deducted from assets on balance sheet:
    Allowance for doubtful
      accounts receivable (1)                             $1,700            $5,080            $5,809            $ 971
    Gas transportation contracts reserve                  $8,762                --            $2,235           $6,527


______________________________________
     (1) Includes additions of $369 and deductions of $384 related to October through December 1996 for WECo.

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

     4.6 Loan Agreement dated August 1, 1991, between the City of Forsyth, Rosebud County, Montana and the Company. (Exhibit (4)-k to Registration No. 33-45916)

     4.7 Statement of Relative Rights and Preferences for the Preference Stock, Series R, $50 Par Value. (Exhibit 1.5 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393)

     4.8 Statement of Relative Rights and Preferences for the 7 3/4% Series Preferred Stock Cumulative, $100 Par Value. (Exhibit 1.6 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393)

     4.9 Pledge Agreement, dated as of March 1, 1992, by and between the Company and Chemical Bank relating to a series of first mortgage bonds. (Exhibit 4.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-4393)

     4.10 Pledge Agreement, dated as of April 1, 1993, by and between the Company and The First National Bank of Chicago, relating to a series of first mortgage bonds. (Exhibit 4.16 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-4393)

     4.11 Form of Statement of Relative Rights and Preferences for the Series II Cumulative Preferred Stock, $25 Par Value (included as Annex F to the Joint Proxy Statement/Prospectus filed February 1, 1996).

     4.12 Indenture of First Mortgage dated as of April 1, 1957 (Exhibit 4-B, Registration No. 2-14307).

     4.13 First Supplemental Indenture dated as of October 1, 1959 (Exhibit 4-D to Registration No. 2-17876).

     4.14 Sixth Supplemental Indenture dated as of August 1, 1966 (Exhibit to Form 8-K for month of August 1966, File No. 0-951).

     4.15 Sixteenth Supplemental Indenture dated as of June 1, 1977 (Exhibit 6-05 to Registration No. 2-60352).

     4.16 Seventeenth Supplemental Indenture dated as of August 9, 1978 (Exhibit 5-K.18 to Registration No. 2-64428).

     4.17 Twenty-second Supplemental Indenture dated as of July 15, 1986 (Exhibit 4-B.20 to Form 10-K for the year ended September 30, 1986, File No. 0-951).

     4.18 Twenty-sixth Supplemental Indenture dated as of September 1, 1990 (Exhibit 4-B.19, Form 10-K for the year ended September 30, 1990, File No. 0-951).


     4.19 Twenty-seventh Supplemental Indenture dated as of September 1, 1990 (Exhibit 4-B.20, Form 10-K for the year ended September 30, 1988, File No. 0-951).

     4.20 Twenty-eighth Supplemental Indenture dated as of July 31, 1991 (Exhibit 4-A, Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).

     4.21 Twenty-ninth Supplemental Indenture dated as of June 1, 1993 (Exhibit 4-A to Registration No. 33-49599).

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

     10.28 Exchange Agreement executed August 13, 1964, between the United States of America, Columbia Storage Power Exchange and the Company, relating to Canadian Entitlement. (Exhibit 13-ff to Registration No. 2-24252)

     10.29 Loan Agreement dated as of December 1, 1980 and related documents pertaining to Whitehorn turbine construction trust financing. (Exhibit 10.52 to Annual Report on Form 10-K for the fiscal year ended December 31, 1980, Commission File No. 1-4393)

     10.30 Letter Agreement dated March 31, 1980, between the Company and Manufacturers Hanover Leasing Corporation. (Exhibit b-8 to Registration No. 2-68498)

     10.31 Coal Supply Agreement for Colstrip 3 and 4, dated as of July 2, 1980; Amendment No. 1 to Coal Supply Agreement, dated as of July 10, 1981, and Coal Transportation Agreement dated as of July 10, 1981. (Exhibit 20-a to Quarterly Report on Form 10-Q for the quarter ended September 30, 1981, Commission File No. 1-4393)

     10.32 Residential Purchase and Sale Agreement between the Company and the Bonneville Power Administration, effective as of October 1, 1981. (Exhibit 20-b to Quarterly Report on Form 10-Q for the quarter ended September 30, 1981, Commission File No. 1-4393)

     10.33 Letter of Agreement to Participate in Licensing of Creston Generating Station, dated September 30, 1981. (Exhibit 20-c to Quarterly Report on Form 10-Q for the quarter ended September 30, 1981, Commission File No. 1-4393)

     10.34 Power sales contract dated August 27, 1982 between the Company and Bonneville Power Administration. (Exhibit 10-a to Quarterly Report on Form 10-Q for the quarter ended September 30, 1982, Commission File No. 1-4393)

     10.35 Agreement executed as of April 17, 1984, between the United States of America, Department of the Interior, acting through the Bonneville Power Administration, and wholesale customers relating to extension energy from the Hanford Atomic Power Plant No. 1. (Exhibit (10)-47 to Annual Report on Form 10-K for the fiscal year ended December 31, 1984, Commission File No. 1-4393)

     10.36 Agreement for the Assignment of Output from the Centralia Thermal Project, dated as of April 14, 1983, between the Company and Public Utility District No. 1 of Grays Harbor. (Exhibit (10)-48 to Annual Report on Form 10-K for the fiscal year ended December 31, 1984, Commission File No. 1-4393)

     10.37 Settlement Agreement and Covenant Not to Sue executed by the United States Department of Energy acting by and through the Bonneville Power Administration and the Company dated September 17, 1985. (Exhibit (10)-49 to
Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393)

     10.38 Agreement to Dismiss Claims and Covenant Not to Sue dated September 17, 1985 between Washington Public Power Supply System and the Company. (Exhibit
(10)-50 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393)

     10.39 Irrevocable Offer of Washington Public Power Supply System Nuclear Project No. 3 Capability for Acquisition executed by the Company, dated September 17, 1985. (Exhibit A of Exhibit (10)-50 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393)

     10.40 Settlement Exchange Agreement ("Bonneville Exchange Power Contract") executed by the United States of America Department of Energy acting by and through the Bonneville Power Administration and the Company, dated September 17, 1985. (Exhibit B of Exhibit (10)-50 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393)

     10.41 Settlement Agreement and Covenant Not to Sue between the Company and Northern Wasco County People's Utility District, dated October 16, 1985.
(Exhibit (10)-53 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393)

     10.42 Settlement Agreement and Covenant Not to Sue between the Company and Tillamook People's Utility District, dated October 16, 1985. (Exhibit (10)-54 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393)

     10.43 Settlement Agreement and Covenent Not to Sue between the Company and Clatskanie People's Utility District, dated September 30, 1985. (Exhibit (10)-55 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No.1-4393)

     10.44 Stipulation and Settlement Agreement between the Company and Muckleshoot Tribe of the Muckleshoot Indian Reservation, dated October 31, 1986. (Exhibit (10)-55 to Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Commission File No. 1-4393)

     10.45 Transmission Agreement dated April 17, 1981, between the Bonneville Power Administration and the Company (Colstrip Project). (Exhibit (10)-55 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.46 Transmission Agreement dated April 17, 1981, between the Bonneville Power Administration and Montana Intertie Users (Colstrip Project). (Exhibit
(10)-56 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No.1-4393)

     10.47 Ownership and Operation Agreement dated as of May 6, 1981, between the Company and other Owners of the Colstrip Project (Colstrip 3 and 4). (Exhibit (10)-57 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.48 Colstrip Project Transmission Agreement dated as of May 6, 1981, between the Company and Owners of the Colstrip Project. (Exhibit (10)-58 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.49 Common Facilities Agreement dated as of May 6, 1981, between the Company and Owners of Colstrip 1 and 2, and 3 and 4. (Exhibit (10)-59 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.50 Agreement for the Purchase of Power dated as of October 29, 1984, between South Fork II, Inc. and the Company (Weeks Falls Hydro-electric Project). (Exhibit (10)-60 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.51 Agreement for the Purchase of Power dated as of October 29, 1984, between South Fork Resources, Inc. and the Company (Twin Falls Hydro-electric Project). (Exhibit (10)-61 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.52 Agreement for Firm Purchase Power dated as of January 4, 1988, between the City of Spokane, Washington and the Company (Spokane Waste Combustion Project). (Exhibit (10)-62 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.53 Agreement for Evaluating, Planning and Licensing dated as of February 21, 1985 and Agreement for Purchase of Power dated as of February 21, 1985 between Pacific Hydropower Associates and the Company (Koma Kulshan Hydro-electric Project). (Exhibit (10)-63 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.54 Power Sales Agreement dated as of August 1, 1986, between Pacific Power & Light Company ("PacifiCorp")and the Company. (Exhibit (10)-64 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.55 Agreement for Purchase and Sale of Firm Capacity and Energy dated as of August 1, 1986 between The Washington Water Power Company ("Avista") and the Company. (Exhibit (10)-65 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.56 Amendment dated as of June 1, 1968, to Power Sales Contract between Public Utility District No. 1 of Chelan County, Washington and the Company (Rocky Reach Project). (Exhibit (10)-66 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.57 Coal Supply Agreement dated as of October 30, 1970, between the Washington Irrigation & Development Company and the Company and other Owners of the Centralia Thermal Project (Centralia Generating Plant). (Exhibit (10)-67 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.58 Interruptible Natural Gas Service Agreement dated as of May 14, 1980, between Cascade Natural Gas Corporation and the Company (Whitehorn Combustion Turbine). (Exhibit (10)-68 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.59 Interruptible Natural Gas Service Agreement dated as of January 31, 1983, between Cascade Natural Gas Corporation and the Company (Fredonia Generating Station). (Exhibit (10)-69 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.60 Interruptible Gas Service Agreement dated May 14, 1981, between Washington Natural Gas Company and the Company (Fredrickson Generating Station). (Exhibit (10)-70 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.61 Settlement Agreement dated April 24, 1987, between Public Utility District No. 1 of Chelan County, the National Marine Fisheries Service, the State of Washington, the State of Oregon, the Confederated Tribes and Bands of the Yakima Indian Nation, Colville Indian Reservation, Umatilla Indian Reservation, the National Wildlife Federation and the Company (Rock Island Project). (Exhibit (10)-71 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.62 Amendment No. 2 dated as of September 1, 1981, and Amendment No. 3 dated September 14, 1987, to Coal Supply Agreement between Western Energy Company and the Company and the other Owners of Colstrip 3 and 4. (Exhibit
(10)-72 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.63 Amendatory Agreement No. 1 dated August 27, 1982, and Amendatory Agreement No. 2 dated August 27, 1982, to the Power Sales Contract between the Company and the Bonneville Power Administration dated August 27, 1982. (Exhibit
(10)-73 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393)

     10.64 Transmission Agreement dated as of December 30, 1987, between the Bonneville Power Administration and the Company (Rock Island Project). (Exhibit
(10)-74 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No.1-4393)

     10.65 Agreement for Purchase and Sale of Firm Capacity and Energy between The Washington Water Power Company and the Company dated as of January 1, 1988. (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1988, Commission File No. 1-4393)

     10.66 Amendment dated as of August 10, 1988, to Agreement for Firm Purchase Power dated as of January 4, 1988, between the City of Spokane, Washington and the Company (Spokane Waste Combustion Project).(Exhibit (10)-76 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393)

     10.67 Agreement for Firm Power Purchase dated October 24, 1988, between Northern Wasco People's Utility District and the Company (The Dalles Dam North Fishway). (Exhibit (10)-77 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393)

     10.68 Agreement for the Purchase of Power dated as of October 27, 1988, between Pacific Power & Light Company (PacifiCorp) and the Company. (Exhibit
(10)-78 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393)

     10.69 Agreement for Sale and Exchange of Firm Power dated as of November 23, 1988, between the Bonneville Power Administration and the Company. (Exhibit
(10)-79 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No.1-4393)

     10.70 Agreement for Firm Power Purchase, dated as of February 24, 1989, between Sumas Energy, Inc. and the Company. (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, Commission File No. 1-4393)

     10.71 Settlement Agreement, dated as of April 27, 1989, between Public Utility District No. 1 of Douglas County, Washington, Portland General Electric Company ("Enron"), PacifiCorp, The Washington Water Power Company ("Avista") and the Company. (Exhibit (10)-1 to Quarterly Report on Form 10-Q quarter ended September 30, 1989, Commission File No. 1-4393)

     10.72 Agreement for Firm Power Purchase (Thermal Project), dated as of June 29, 1989, between San Juan Energy Company and the Company. (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393)

     10.73 Agreement for Verification of Transfer, Assignment and Assumption, dated as of September 15, 1989, between San Juan Energy Company, March Point Cogeneration Company and the Company. (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393)

     10.74 Power Sales Agreement between The Montana Power Company and the Company, dated as of October 1, 1989. (Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393)

     10.75 Conservation Power Sales Agreement dated as of December 11, 1989, between Public Utility District No. 1 of Snohomish County and the Company. (Exhibit (10)-87 to Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-4393)

     10.76 Memorandum of Understanding dated as of January 24, 1990, between the Bonneville Power Administration and The Washington Public Power Supply System, Portland General Electric Company ("Enron"), Pacific Power & Light Company ("PacifiCorp"), The Montana Power Company, and the Company. (Exhibit (10)-88 to Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-4393)

     10.77 Amendment No. 1 to Agreement for the Assignment of Power from the Centralia Thermal Project dated as of January 1, 1990, between Public Utility District No. 1 of Grays Harbor County, Washington and the Company. (Exhibit
(10)-89 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

     10.78 Preliminary Materials and Equipment Acquisition Agreement dated as of February 9, 1990, between Northwest Pipeline Corporation and the Company. (Exhibit (10)-90 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

     10.79 Amendment No. 1 to the Colstrip Project Transmission Agreement dated as of February 14, 1990, among the Montana Power Company, The Washington Water Power Company ("Avista"), Portland General Electric Company ("Enron"), PacifiCorp and the Company. (Exhibit (10)-91 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

     10.80 Settlement Agreement dated as of February 27, 1990, among United States of America Department of Energy acting by and through the Bonneville Power Administration, the Washington Public Power Supply System, and the Company. (Exhibit (10)-92 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

     10.81 Amendment No. 1 to the Fifteen-Year Power Sales Agreement dated as of April 18, 1990, between Pacificorp and the Company. (Exhibit (10)-93 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

     10.82 Settlement Agreement dated as of October 1, 1990, among Public Utility District No. 1 of Douglas County, Washington, the Company, Pacific Power and Light Company ("PacifiCorp"), The Washington Water Power Company ("Avista"), Portland General Electric Company ("Enron"), the Washington Department of Fisheries, the Washington Department of Wildlife, the Oregon Department of Fish and Wildlife, the National Marine Fisheries Service, the U.S. Fish and Wildlife Service, the Confederated Tribes and Bands of the Yakima Indian Nation, the Confederated Tribes of the Umatilla Reservation, and the Confederated Tribes of the Colville Reservation. (Exhibit (10)-95 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393)

     10.83 Agreement for Firm Power Purchase dated July 23, 1990, between Trans-Pacific Geothermal Corporation, a Nevada corporation, and the Company. (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, Commission File No. 1-4393)

     10.84 Agreement for Firm Power Purchase dated July 18, 1990, between Wheelabrator Pierce, Inc., a Delaware corporation, and the Company. (Exhibit
(10)-2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, Commission File No. 1-4393)

     10.85 Agreement for Firm Power Purchase (Thermal Project) dated December 27, 1990, among March Point Cogeneration Company, a California general partnership comprising San Juan Energy Company, a California corporation; Texas-Anacortes Cogeneration Company, a Delaware corporation; and the Company. (Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, Commission File No. 1-4393)

     10.86 Agreement for Firm Power Purchase dated March 20, 1991, between Tenaska Washington, Inc., a Delaware corporation, and the Company. (Exhibit
(10)-1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393)

     10.87 Letter Agreement dated April 25, 1991, between Sumas Energy, Inc. and the Company, to amend the Agreement for Firm Power Purchase dated as of February 24, 1989. (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393)

     10.88 Amendment dated June 7, 1991, to Letter Agreement dated April 25, 1991, between Sumas Energy, Inc. and the Company. (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393)

     10.89 Amendatory Agreement No. 3, dated August 1, 1991, to the Pacific Northwest Coordination Agreement, executed September 15, 1964, among the United States of America, the Company and most of the other major electrical utilities in the Pacific Northwest. (Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393)

     10.90 Agreement between the 40 parties to the Western Systems Power Pool (the Company being one party) dated July 27, 1991. (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-4393)

     10.91 Memorandum of Understanding between the Company and the Bonneville Power Administration dated September 18, 1991. (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-4393)

     10.92 Amendment of Seasonal Exchange Agreement, dated December 4, 1991, between Pacific Gas and Electric Company and the Company. (Exhibit (10)-107 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393)

     10.93 Capacity and Energy Exchange Agreement, dated as of October 4, 1991, between Pacific Gas and Electric Company and the Company. (Exhibit (10)-108 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393)

     10.94 Intertie and Network Transmission Agreement, dated as of October 4, 1991, between Bonneville Power Administration and the Company. (Exhibit (10)-109 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393)

     10.95 Amendatory Agreement No. 4, executed June 17, 1991, to the Power Sales Agreement dated August 27, 1982, between the Bonneville Power Administration and the Company. (Exhibit (10)-110 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393)

     10.96 Amendment to Agreement for Firm Power Purchase, dated as of September 30, 1991, between Sumas Energy, Inc. and the Company. (Exhibit (10)-112 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393)

     10.97 Centralia Fuel Supply Agreement, dated as of January 1, 1991, between Pacificorp Electric Operations and the Company and other Owners of the Centralia Steam-Electric Power Plant. (Exhibit (10)-113 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393)

     10.98 Agreement for Firm Power Purchase dated August 10, 1992, between Pyrowaste Corporation, Puget Sound Pyroenergy Corporation and the Company. (Exhibit (10)-114 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.99 Guaranty of Ensearch Corporation in favor of the Company dated December 15, 1992. (Exhibit (10)-120 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.100 Letter Agreement dated October 12, 1992, between Tenaska Washington Partners, L.P. and the Company regarding clarification of issues under the Agreement for Firm Power Purchase. (Exhibit (10)-121 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.101 Consent and Agreement dated October 12, 1992, between the Company and The Chase Manhattan Bank, N.A., as agent. (Exhibit (10)-122 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.102 Settlement Agreement dated December 29, 1992, between the Company and the Bonneville Power Administration (BPA) providing for power purchase by BPA. (Exhibit (10)-123 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393)

     10.103 Contract with W. S. Weaver, Executive Vice President & Chief Financial Officer, dated April 24, 1991. (Exhibit 10.114 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-4393)

     10.104 General Transmission Agreement dated as of December 1, 1994, between the Bonneville Power Administration and the Company (BPA Contract No. DE-MS79-94BP93947) (Exhibit 10.115 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-4393)

     10.105 PNW AC Intertie Capacity Ownership Agreement dated as of October 11, 1994 between the Bonneville Power Administration and the Company (BPA Contract No. DE-MS79-94BP94521) (Exhibit 10.116 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-4393)

     10.106 Power Exchange Agreement dated as of September 27, 1995, between British Columbia Power Exchange Corporation and the Company. (Exhibit 10.117 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-4393)

     10.107 Contract with W. S. Weaver, Executive Vice President and Chief Financial Officer, dated October 18, 1996. (Exhibit 10.118 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-4393)

     10.108 Contract with G. B. Swofford, Senior Vice President Customer Operations, dated October 18, 1996. (Exhibit 10.120 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-4393)

     10.109 Service Agreement dated September 1, 1987 between Northwest Pipeline Corporation and Washington Natural Gas Company for SGS-1 firm storage service at Jackson Prairie (Exhibit 10-A Form 10-K for the year ended September 30, 1994, File No. 11271).

     10.110 Service Agreement dated April 14, 1993 between Questar Pipeline Corporation and Washington Natural Gas Company for FSS-1 firm storage service at Clay Basin (Exhibit 10-B Form 10-K for the year ended September 30, 1994, File No. 11271).

     10.111 Service Agreement dated November 1, 1989, with Northwest Pipeline Corporation covering liquefaction storage gas service filed under cover of Form SE dated December 27, 1989.

     10.112 Firm Transportation Service Agreement dated October 1, 1990, between Northwest Pipeline Corporation and Washington Natural Gas Company (Exhibit 10-D Form 10-K for the year ended September 30, 1994, File No. 11271).

     10.113 Gas Transportation Service Contract dated June 29, 1990, between Washington Natural Gas Company and Northwest Pipeline Corporation (Exhibit 4-A Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).

     10.114 Gas Transportation Service Contract dated July 31, 1991, between Washington Natural Gas Company and Northwest Pipeline Corporation (Exhibit 4-A Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).

     10.115 Amendment to Gas Transportation Service Contract dated July 31, 1991, between Washington Natural Gas Company and Northwest Pipeline Corporation. (Exhibit 10-E.2 Form 10-K for the year ended September 30, 1995, File No. 11271).

     10.116 Gas Transportation Service Contract dated July 15, 1994, between Washington Natural Gas Company and Northwest Pipeline Corporation. (Exhibit 10-E.3 Form 10-K for the year ended September 30, 1995, File No. 11271). 10.117 Amendment to Gas Transportation Service Contract dated August 15, 1994, between Washington Natural Gas Company and Northwest Pipeline Corporation. (Exhibit 10-E.4 Form 10-K for the year ended September 30, 1995, File No. 11271). 10.118 Interest Rate Swap Agreement dated September 27, 1989 between Thermal Resources, Inc. and the First National Bank of Chicago, filed under cover of Form SE dated December 27, 1989, (Exhibit 10-N, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

     10.119 Firm Transportation Service Agreement dated March 1, 1992 between Northwest Pipeline Corporation and Washington Natural Gas Company (Exhibit 10-O, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

     10.120 Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington Natural Gas Company for firm transportation service from Jackson Prairie (Exhibit 10-P, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

     10.121 Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington Natural Gas Company for firm transportation service from Jackson Prairie (Exhibit 10-Q, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

     10.122 Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington Natural Gas Company for firm transportation service from Plymouth, LNG (Exhibit 10-R, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

     10.123 Service Agreement dated July 9, 1991 with Northwest Pipeline Corporation for SGS-2F Storage Service filed under cover of Form SE dated December 23, 1991 (Exhibit 10-S, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

     10.124 Firm Transportation Agreement dated October 27, 1993 between Pacific Gas Transmission Company and Washington Natural Gas Company for firm transportation service from Kingsgate (Exhibit 10-T, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

     10.125 Firm Storage Service Agreement and Amendment dated April 30, 1991 between Questar Pipeline Company and Washington Natural Gas Company for firm storage service at Clay Basin filed under cover of Form SE dated December 23, 1991.

     10.126 Employment agreement with R. R. Sonstelie, Chairman of the Board, dated January 13, 1998. (Exhibit 10.150 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-4393)

     10.127 Change in control agreement with T. J. Hogan, dated August 17, 1995. (Exhibit 10.152 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-4393)

     10.128 Asset Purchase Agreement between PP&L Global, Inc. and the Company. (Exhibit 2a to Current Report on Form 8-K dated November 13, 1998)

     10.129 Employment agreement with S. A. McKeon, Vice President and General Counsel, dated May 27, 1997. (Exhibit 10.152 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File No. 1-4393)

     10.130 Employment agreement with R. L. Hawley, Vice President and Chief Financial Officer, dated March 16, 1998. (Exhibit 10.153 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File No. 1-4393)

     *10.131 Separation agreement with J. Quintana, Vice President External Affairs, dated December 29, 1999.

     *12-a Statement setting forth computation of ratios of earnings to fixed charges (1995 through 1999).

     *12-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1995 through 1999).

     *21 Subsidiaries of the Registrant.

     *23.1 Consent of PricewaterhouseCoopers LLP.

     *27 Financial Data Schedules.

         ---------------------------------
         *Filed herewith.