Form 10-Q
period 2000-03-31
PUGET SOUND ENERGY INC
filed 2000-05-12
CIK 81100

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

                  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                               THE SECURITIES EXCHANGE ACT OF 1934
                               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ -----

The number of shares of registrant's common stock outstanding at March 31, 2000 was 85,225,268.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

          Item 1.     Financial Statements

              Consolidated Statements of Income - 3 month periods
                ended March 31, 2000 and 1999                                  3
              Consolidated Statements of Comprehensive Income -
                3 month periods ended March 31, 2000 and 1999                  4
              Consolidated Balance Sheets - March 31, 2000
                and December 31, 1999                                          5
              Consolidated Statements of Cash Flows - 3 month
                periods ended March 31, 2000 and 1999                          7
              Notes to Consolidated Financial Statements                       8

          Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   10

          Item 3.     Quantitative and Qualitative Disclosure About
                        Market Risk                                           15

PART II.  OTHER INFORMATION

          Item 1.     Legal Proceedings                                       16
          Item 6.     Exhibits and Reports on Form 8-K                        16

SIGNATURE                                                                     17

PART I        FINANCIAL INFORMATION
Item 1        FINANCIAL STATEMENTS

                             PUGET SOUND ENERGY, INC
                        CONSOLIDATED STATEMENTS OF INCOME
                   For the Three Month Periods Ended March 31
                      (Thousands except per share amounts)
                                   (Unaudited)

                                                     2000              1999
                                              ------------      ------------
                                                                C>
OPERATING REVENUES:
     Electric                                 $   438,356       $   400,814
     Gas                                          205,469           170,843
     Other                                          3,398             3,675
                                              ------------      ------------
          Total operating revenue                 647,223           575,332
                                              ------------      ------------
OPERATING EXPENSES:
Energy costs:
     Purchased electricity                        196,203           185,156
     Purchased gas                                108,205            78,256
     Electric generation fuel                      20,749             9,877
     Residential Exchange                         (12,199)          (11,684)
Utility operations and maintenance                 54,878            60,831
Other operations and maintenance                    3,775             7,689
Depreciation and amortization                      45,885            42,621
Conservation amortization                           2,619             1,721
Taxes other than federal income taxes              58,485            50,614
Federal income taxes                               52,738            48,321
                                              ------------      ------------
          Total operating expenses                531,338           473,402
                                              ------------      ------------

OPERATING INCOME                                  115,885           101,930

OTHER INCOME                                        4,390             3,747
                                              ------------      ------------

INCOME BEFORE INTEREST CHARGES                    120,275           105,677

INTEREST CHARGES, net of AFUDC                     42,083            35,922
                                              ------------      ------------

NET INCOME                                         78,192            69,755
Less:  Preferred stock dividends accrual            2,303             2,876

INCOME FOR COMMON STOCK                       $    75,889        $   66,879
                                              ============      ============

COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE       85,074            84,561
                                              ============      ============

BASIC & DILUTED EARNINGS PER COMMON SHARE:    $      0.89        $     0.79
                                              ============      ============
    The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   For the Three Month Periods Ended March 31
                             (Dollars in Thousands)
                                   (Unaudited)

                                                         2000             1999
                                                 -------------    -------------
Net Income                                         $   78,192       $   69,755
Other comprehensive income, net of tax:
     Unrealized holding gains (losses)
        arising during period                            3,845            (780)
     Reclassification adjustment for gains
        included in net income                            (683)             --
                                                 --------------   -------------
        Other comprehensive income                      3,162            (780)
                                                 --------------   -------------
Comprehensive Income                               $   81,354       $   68,975
                                                 ==============   =============

    The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                     ASSETS

                                                      March 31,     December 31,
                                                      ---------     ------------
                                                           2000             1999
                                                           ----             ----
UTILITY PLANT: (at original cost, including
  construction work in progress of $299,339
  and $311,317 respectively)
     Electric                                     $   3,995,306   $   3,966,220


     Gas                                              1,387,283       1,371,589
     Common                                             333,181         314,770
     Less:  Accumulated depreciation
              and amortization                        1,943,926       1,901,658
                                                 ---------------  --------------

          Net utility plant                           3,771,844       3,750,921
                                                 ---------------  --------------

OTHER PROPERTY AND INVESTMENTS                          267,632         264,204
                                                 ---------------  --------------

CURRENT ASSETS:
     Cash                                                65,049          65,707
     Accounts receivable                                209,874         213,020
     Unbilled revenue                                    96,839         121,303
     Materials and supplies, at average cost             49,743          69,241
     Purchased gas receivable                            20,998          33,700
     Prepayments and other                               10,566           9,822
                                                 ---------------  --------------

          Total current assets                          453,069         512,793
                                                 ---------------  --------------

LONG-TERM ASSETS:
     Regulatory asset for deferred income taxes         225,216         228,454
     PURPA buyout costs                                 240,259         238,734
     Other                                              159,894         150,500
                                                 ---------------  --------------

          Total long-term assets                        625,369         617,688
                                                 ---------------  --------------

TOTAL ASSETS                                      $   5,117,914    $  5,145,606

                                                 ===============  ==============

    The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                         CAPITALIZATION AND LIABILITIES

                                                      March 31,     December 31,
                                                      ---------     ------------
                                                           2000            1999
                                                          -----            ----
CAPITALIZATION:
    Common shareholders' investment:
       Common stock, $10 stated value,
       150,000,000 shares authorized,
       85,225,268 and 84,922,405 shares outstanding   $ 852,253       $ 849,224

    Additional paid-in capital                          459,854         454,982
    Earnings reinvested in the business                 102,124          66,019
    Accumulated other comprehensive income               12,010           8,848
    Preferred stock not subject to
      mandatory redemption                               60,000          60,000
    Preferred stock subject to
      mandatory redemption                               58,162          65,662
    Corporation obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely junior subordinated
      debentures of the corporation                     100,000         100,000
    Long-term debt                                    1,914,783       1,783,139
                                                   -------------   -------------
           Total capitalization                       3,559,186       3,387,874
                                                   -------------   -------------

CURRENT LIABILITIES:
    Accounts Payable                                    130,666         178,218
    Short-term debt                                     421,113         604,712
    Current maturities of long-term debt                 25,000          47,620
    Accrued expenses:
      Taxes                                             137,199          72,688
      Salaries and wages                                 18,656          18,023
      Interest                                           34,402          43,955
    Other                                                28,649          24,129
                                                   -------------   -------------
          Total current liabilities                     795,685         989,345
                                                   -------------   -------------

DEFERRED INCOME TAXES                                   635,497         636,735
                                                   -------------   -------------
OTHER DEFERRED CREDITS                                  127,546         131,652
                                                   -------------   -------------
TOTAL CAPITALIZATION AND LIABILITIES                $ 5,117,914     $ 5,145,606
                                                   =============   =============

    The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Month Periods Ended March 31
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            2000         1999
                                                            ----         ----
OPERATING ACTIVITIES:

Net Income                                             $  78,192    $  69,755
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                        45,885       42,621
     Deferred income taxes and tax credits - net           2,000        5,490
     Other                                                (7,249)        4,763
     Change in certain current assets
       and liabilities (Note 3)                           71,625       29,568
------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities      190,453      152,197
------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Construction expenditures - excluding equity AFUDC       (76,628)     (92,114)
Additions to energy conservation program                    (947)        (678)
Other                                                      4,222        2,620
------------------------------------------------------------------------------
          Net Cash Used by Investing Activities          (73,353)     (90,172)
------------------------------------------------------------------------------

FINANCING ACTIVITIES:

Change in short-term debt, net                          (183,599)    (224,962)
Dividends paid (net of newly issued shares totaling
     $6,720 in 2000)                                     (34,720)     (41,746)
Redemption of preferred stock                             (7,500)     (12,578)
Issuance of bonds                                        225,000      250,000
Redemption of bonds and notes                           (115,980)     (10,358)
Issue costs of bonds and stock                              (959)      (1,878)
------------------------------------------------------------------------------
          Net Cash Used by Financing Activities         (117,758)     (41,522)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Net Increase in cash                                        (658)      20,503
Cash at Beginning of year                                 65,707       28,216
------------------------------------------------------------------------------
Cash at End of Period                                 $   65,049   $   48,719
==============================================================================

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

(2)      EARNINGS PER COMMON SHARE

     Basic earnings per common share have been computed based on weighted average common shares outstanding of 85,074,000 and 84,561,000 for the three months ended March 31, 2000 and 1999, respectively.

     Diluted earnings per common share have been computed based on weighted average common shares outstanding of 85,291,000. and 84,829,000 for the three months ended March 31, 2000 and 1999, respectively. These shares include the dilutive effect of securities related to long-term employee compensation plans approved by shareholders.

(3)      CONSOLIDATED STATEMENTS OF CASH FLOWS

     The  following  provides  additional   information   concerning  cash  flow
activities:

Three Months Ended March 31                               2000           1999
---------------------------                               ----           ----
Changes in current asset and current liabilities:

  Accounts receivable and unbilled revenue            $ 27,610       $ 39,399
  Materials and supplies                                19,498         11,742
  Prepayments and Other                                   (744)        (3,660)
  Purchased gas receivable                              12,702            (99)
  Accounts payable                                     (47,552)       (68,552)
  Accrued expenses and Other                            60,111         50,738
--------------------------------------------------------------- --------------
Net change in current assets and current liabilities  $ 71,625       $ 29,568
==============================================================================
Cash payments:
  Interest (net of capitalized interest)               $52,917       $ 44,641
------------------------------------------------------------------------------
  Income taxes                                              --             --
------------------------------------------------------------------------------

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

       Financial data for business segments are as follows:

  (Dollars in Thousands)                    Regulated
         Three Months Ended March 31, 2000    Utility       Other         Total
--------------------------------------------------------------------------------

  Revenues                                  $ 643,827     $ 3,396     $ 647,223
  Net Income                                   76,357       1,835        78,192
  Total Assets                              4,965,512     152,402     5,117,914
--------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------

(5)      OTHER

         In September 1998, the Company filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of Senior Notes secured by a pledge of First Mortgage Bonds. On March 9, 1999, the Company issued $250 million principal amount of Senior Medium-Term Notes, Series B, which consisted of $150 million principal amount due March 9, 2009 at an interest rate of 6.46% and $100 million principal amount due March 9, 2029 at an interest rate of 7.0%. On February 22, 2000, the Company issued $225 million principal amount of 7.96% Senior Medium-Term Notes, Series B due February 22, 2010. Proceeds were used to redeem the Encogen project debt of approximately $112 million assumed by the Company on November 1, 1999 upon the purchase of the Encogen project and pay down a portion of the Company's short-term debt.

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

                              RESULTS OF OPERATIONS

         Net income for the three months ended March 31, 2000, was $78.2 million on operating revenues of $647.2 million, compared with net income of $69.8 million on operating revenues of $575.3 million for the same period in 1999. Income for common stock was $75.9 million for the first quarter of 2000 compared to $66.9 million for the first quarter of 1999. Basic and diluted earnings per share were $0.89 for the first quarter of 2000 compared to $0.79 for the first quarter of 1999.

         The increase in net income and earnings per share in the first quarter of 2000 compared to the first quarter of 1999, reflected continued growth in the number of electric and natural gas customers served and favorable electric wholesale prices. These same factors contributed to improved energy margins in the quarter compared to the comparable period one year ago. First quarter utility O&M expenses were $54.9 million compared to $60.8 million in the same period one year ago. A series of fierce wind storms in the first quarter of 1999 resulted in service restoration costs that were $7.4 million higher than the first quarter of 2000.

         Total kilowatt-hour electric sales were 8.5 billion, including 2.4 billion in sales to other utilities and marketers, for the first quarter of 2000, compared to 8.7 billion, including 2.7 billion in sales to other utilities and marketers, for the first quarter of 1999.

         Total gas volumes were 402.5 million therms, including 58.6 million therms in transportation volumes for the three months ended March 31, 2000, compared to 392.3 million therms, including 69.1 million therms of transportation, for the same period in 1999.

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

         Temperatures based on heating-degree-days measured at Seattle-Tacoma airport during the three month periods ended March 31, 1999 and 2000, were near normal.

                              Results of Operations
                     Comparative Three Month Periods Ending
                        March 31, 2000 vs. March 31, 1999
                               Increase (Decrease)

                                                          Three Month Period
                                                             (In Millions)
                                                          ------------------
Operating revenue changes

  General rate increase - electric                                    $4.1
  BPA Residential Purchase & Sale Agreement                           (0.3)
  Electric sales to wholesale customers                               15.0
  Electric load and other changes                                     18.8
  Gas revenue change                                                  34.6
  Other revenue changes                                               (0.3)
                                                           ----------------
          Total operating revenue change                              71.9
                                                           ----------------

Operating expense changes Energy costs:

          Purchased electricity                                       11.0
          Purchased gas                                               29.9
          Electric generation fuel                                    10.9
          Residential exchange credit                                 (0.5)
  Utility operations and maintenance                                  (6.0)
  Other operations and maintenance                                    (3.9)
  Depreciation and amortization                                        3.3
  Conservation amortization                                            0.9
  Taxes other than federal income taxes                                7.9
  Federal income taxes                                                 4.4
                                                           ----------------
          Total operating expense change                              57.9
                                                           ----------------

Other income                                                           0.6

Interest charges                                                       6.2

                                                           ----------------
          Net income change                                           $8.4
                                                           ================

The following is additional information pertaining to the changes outlined in the above table.

OPERATING REVENUES - ELECTRIC

         Electric revenues for the quarter ended March 31, 2000 were $438.4 million, up $37.5 million or 9.4% over the same period in 1999. Revenues in the first quarter of 2000 increased $4.1 million compared to the first quarter of 1999 due to an average 1.2% general electric rate increase effective January 1, 2000. A 1.8% increase in the number of electric customers served and favorable electric wholesale prices also contributed to the increase in revenues.

         Revenues in 2000 and 1999 were reduced because of the credit that the Company received through the Residential Purchase and Sale Agreement with the Bonneville Power Administration ("BPA"). The agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. On January 29, 1997, the Company and BPA signed a Residential Exchange Termination Agreement. The Agreement ends the Company's participation in the Residential Purchase and Sale agreement with BPA. As part of the Termination Agreement, the Company will receive payments by the BPA of approximately $235 million over an approximately five-year period ending June 2001. These payments are recorded as a reduction of purchased electricity expenses. Under the rate plan approved by the Washington Commission in its merger order, the Company will continue to reflect in customers' bills, the level of Residential Exchange benefits in place at the time of the merger. Over the remainder of the Residential Exchange Termination Agreement from April 2000 through June 2001, it is projected that the Company will credit customers approximately $81.7 million more than it will receive from BPA during the following periods:

                              Credit to     Received from BPA   Excess Credits
      Period                  Customers      (in Millions)
   ----------------------- --------------- ------------------ -----------------
   April - December 2000         $73.9             $28.8             $45.1
   January - June 2001            63.6               27.0             36.6
                           --------------- ------------------ -----------------
                                 $137.5            $55.8             $81.7

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

     Electric sales to other utilities and marketers in the first quarter of 2000 increased $15.0 million or 32% over the same period in 1999 due primarily to favorable hydroelectric conditions and higher wholesale power prices. Wholesale sales generally have small margins. However, there may be certain times when the market price of power may cause margins to fluctuate. Related power cost expenses for the period also increased as the price of purchased power for these sales increased.

OPERATING REVENUES - GAS

         Gas operating revenues for the quarter ended March 31, 2000 increased by $34.6 million from the prior year quarter. Total gas volumes increased 2.6% from 392.3 million therms to 402.5 million therms. Gas margin increased by $1.5 million, or 2% in the first quarter of 2000 as compared to the first quarter of 1999. The primary reasons for the increase in gas sales volumes, gas sales revenues and margin in the quarter ended March 31, 2000 were the 4.8% increase in gas customers and a Purchased Gas Adjustment that became effective November 1, 1999. As a result of the Purchased Gas Adjustment, gas rates to all sales customers increased by an average of 16.3% or $30.2 million in the first quarter of 2000, while rates for gas transportation service as well as gas margins remained unchanged.

OPERATING EXPENSES

         Purchased electricity expenses increased $11.0 million for the first quarter of 2000 compared to the same period in 1999. The increase was due primarily to higher prices for secondary power purchases from other utilities and marketers to support wholesale sales as a part of the Company's energy price risk management policies and the increased load due to the increase in electric customers in the first quarter of 2000 compared to the same period in 1999. Purchased electricity expenses were reduced in the first quarter of 2000 due to the purchase of the Encogen electric cogeneration plant in November 1999. This reduction in purchased electricity expenses was offset in part by increases in fuel, operations and maintenance, depreciation and interest expenses related to Encogen. Prior to the purchase, the Company was obligated to purchase the net output of the plant under a 1990 power purchase contract.

         Purchased gas expenses increased $29.9 million for the first quarter of 2000 compared to the first quarter of 1999 primarily due to the increased volumes of purchases as a result of the increase in gas customers served and the impact of the Purchased Gas Adjustment that was effective November 1, 1999.

         Fuel expense increased $10.9 million in the first quarter of 2000 compared to the same period in 1999 as a result of a $9.4 million Encogen fuel expense in the first quarter of 2000 and a refund from a coal supplier of approximately $0.8 million which reduced fuel expense in the first quarter of 1999. The Company's acquisition of the 160 megawatt Encogen natural gas-fired cogeneration plant was completed on November 1, 1999.

         Utility operations and maintenance expenses decreased $6.0 million in the first quarter of 2000 compared to the same period in 1999. A series of fierce winter storms in first quarter 1999 resulted in service restoration costs that were $7.4 million higher than the first quarter of 2000. This decrease was partially offset by a $0.8 million increase in vegetation management expense and a $1.0 million increase related to the Encogen plant in the first quarter of 2000 compared to the same period in 1999.

         Other operations and maintenance expenses decreased $3.9 million in the first quarter of 2000 compared to the first quarter of 1999 primarily as a result of a wholly-owned subsidiary exiting certain product lines in the second quarter of 1999, thereby eliminating operations and maintenance expenses related to these activities.

         Depreciation and amortization expense increased $3.3 million for the first quarter of 2000 from the same period in 1999 due primarily to the effects of new plant placed into service during the past year, including the Encogen plant purchased in November 1999.

         Taxes other than federal income taxes increased $7.9 million in the first quarter of 2000 compared to the first quarter of 1999 primarily due to increases in municipal and state excise taxes which are revenue based and increased state property taxes.

     Federal income taxes increased $4.4 million for the first quarter of 2000 from the same period in 1999, primarily due to higher pre-tax operating income for the quarter.

OTHER INCOME

         Other income, net of federal income tax, increased $0.6 million in the first quarter of 2000 compared to the same period in 1999. Increased income from subsidiaries of $2.8 million in the first quarter of 2000 compared to the first quarter of 1999 were partially offset by increased non-utility expenses of $2.1 million.

INTEREST CHARGES

         Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $6.2 million for the first quarter of 2000 compared to the same period in 1999 primarily as a result of the issuance of $250 million Senior Medium-Term Notes, Series B, in March 1999 and $225 million Senior Medium-Term Notes, Series B, in February 2000. These increases were partially offset by the repayment of $107 million in Secured Medium-Term Notes since September 1999. Other interest expense increased $2.5 million for the three months ended March 31, 2000 compared to the same period in 1999 as a result of higher weighted average interest rates and higher average daily short-term borrowings.

              CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

         Capital expenditures which include energy conservation expenditures and exclude AFUDC for the first quarter of 2000 were $74.3 million, including $0.9 million of energy conservation expenditures, compared to $90.2 million, including $0.7 million of energy conservation expenditures, for the first quarter of 1999. Capital expenditures for 2000 and 2001 are expected to be $269 million and $250 million, respectively. Cash provided by operations (net of dividends and AFUDC) as a percentage of capital expenditures (excluding AFUDC) were 205% and 120% for the first quarters of 2000 and 1999, respectively. Capital expenditure estimates are subject to periodic review and adjustment.

         On March 31, 2000, the Company had available $375 million in lines of credit with various banks, which provide credit support for outstanding bank loans and commercial paper of $313 million, effectively reducing the available borrowing capacity under these lines of credit to $62 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements. There was $108 million outstanding under these arrangements at March 31, 2000.

                                      OTHER

     On May 5, 2000, the eight co-owners, including the Company, completed the sale of the 1340 megawatt Centralia coal-fired generating project to TransAlta Corporation of Calgary, Canada. The total sales price of the plant is $453 million. Under the order issued by the Washington Commission, the Company's shareholders and customers will divide a net after-tax gain of approximately $13.5 million on the Company's 7 percent interest in the Centralia plant. Approximately $1 million of this gain will go to Company shareholders and $12.5 million will be deferred for pass through to electric customers. The deferred gain will accrue interest at 7.16% until refunded to customers. The Company's share of proceeds, approximately $23 million after-tax, will be used to pay down utility debt.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

       The portfolio is subject to major sources of variability (e.g., hydro generation, temperature-sensitive retail sales, and market prices for gas and power). At certain times, these sources of variability can mitigate portfolio imbalances; at other times they can exacerbate portfolio imbalances.

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

INTEREST RATE RISK

       The Company believes interest rate risk of the Company primarily relates to the use of short-term debt instruments and new long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities. The
Company does utilize bank borrowings, commercial paper and line of credit facilities to meet short-term cash requirements. These short-term obligations are commonly refinanced with fixed rate bonds or notes when needed and when interest rates are considered favorable. The Company may enter into swap instruments to manage the interest rate risk associated with these debts.

PART II       OTHER INFORMATION
Item 1        LEGAL PROCEEDINGS

         Contingencies arising out of the normal course of the Company's business exist at March 31, 2000. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 6        EXHIBITS AND REPORTS ON FORM 8-K

      (a)     The following exhibits are filed herewith:

              12-a Statement setting forth computation of ratios of earnings to fixed charges (1995 through 1999 and 12 months ended March 31, 2000)

              12-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1995 through 1999 and 12 months ended March 31, 2000)

              27     Financial Data Schedule

      (b)     Reports on Form 8-K

              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PUGET SOUND ENERGY, INC.

                                          JAMES W. ELDREDGE
                                          ------------------------------------

                                          JAMES W. ELDREDGE

                                          Corporate Secretary and Controller

Date: May 12, 2000                        Chief accounting officer and officer
                                          duly authorized to sign this report
                                          on behalf of the registrant