Form 10-Q
period 2000-06-30
PUGET SOUND ENERGY INC
filed 2000-08-14
CIK 81100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000 OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the Transition period from ________ to _________

Commission File Number 1-4393

PUGET SOUND ENERGY, INC. (Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-0374630 (IRS Employer Identification No.)

411 - 108th Avenue N.E., Bellevue, Washington 98004-5515
(Address of principal executive offices)

(425) 454-6363
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_     No ____

The number of shares of registrant’s common stock outstanding at June 30, 2000 was 85,364,349.

PART I   FINANCIAL INFORMATION
Item 1 Financial Statements

PUGET SOUND ENERGY, INC
CONSOLIDATED STATEMENTS OF INCOME
For the Three Month Periods Ended June 30
(Thousands except per share amounts)
(Unaudited)

	2000	1999
OPERATING REVENUES:
Electric	$437,491	$336,895
Gas	98,017	94,173
Other	3,293	4,996

Total operating revenue	538,801	436,064

OPERATING EXPENSES:
Energy costs:
Purchased electricity	238,105	176,116
Purchased gas	46,184	38,822
Electric generation fuel	29,904	11,178
Residential Exchange	(9,073)	(8,631)
Utility operations and maintenance	58,395	58,363
Other operations and maintenance	4,045	9,624
Depreciation and amortization	49,316	42,899
Conservation amortization	1,380	1,934
Taxes other than federal income taxes	43,914	41,982
Federal income taxes	13,512	11,157

Total operating expenses	475,682	383,444

OPERATING INCOME	63,119	52,620
OTHER INCOME	6,878	15,379

INCOME BEFORE INTEREST CHARGES	69,997	67,999
INTEREST CHARGES, net of AFUDC	42,628	36,934

NET INCOME	27,369	31,065
Less: Preferred stock dividends accrual	2,229	3,013

INCOME FOR COMMON STOCK	$ 25,140	$ 28,052

COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE	85,295	84,561

BASIC & DILUTED EARNINGS PER COMMON SHARE	$ 0.29	$ 0.33

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC CONSOLIDATED STATEMENTS OF INCOME For the Six Month Periods Ended June 30 (Thousands except per share amounts) (Unaudited)
	2000	1999
OPERATING REVENUES:
Electric	$ 875,847	$ 737,709
Gas	303,487	265,017
Other	6,690	8,724

Total operating revenue	1,186,024	1,011,450

OPERATING EXPENSES:
Energy costs:
Purchased electricity	434,308	361,272
Purchased gas	154,388	117,079
Electric generation fuel	50,653	21,055
Residential Exchange	(21,272)	(20,315)
Utility operations and maintenance	113,245	119,192
Other operations and maintenance	7,819	17,372
Depreciation and amortization	95,201	85,520
Conservation amortization	3,999	3,655
Taxes other than federal income taxes	102,429	92,598
Federal income taxes	66,250	59,478

Total operating expenses	1,007,020	856,906

OPERATING INCOME	179,004	154,544
OTHER INCOME	11,268	19,132

INCOME BEFORE INTEREST CHARGES	190,272	173,676
INTEREST CHARGES, net of AFUDC	84,711	72,855

NET INCOME	105,561	100,821
Less: Preferred stock dividends accrual	4,532	5,889

INCOME FOR COMMON STOCK	$ 101,029	$ 94,932

COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE	85,178	84,561

BASIC EARNINGS PER COMMON SHARE	$ 1.19	$ 1.12

DILUTED EARNINGS PER COMMON SHARE	$ 1.18	$ 1.12

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME For the Three Month Periods Ended June 30 (Dollars in Thousands) (Unaudited)

	2000	1999
Net Income	$ 27,369	$ 31,065
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period	(1,580)	4,262
Reclassification adjustment for gains included in net income	(2,477)	(12,284)

Other comprehensive income	(4,057)	(8,022)

Comprehensive Income	$ 23,312	$ 23,043

PUGET SOUND ENERGY, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME For the Six Month Periods Ended June 30 (Dollars in Thousands) (Unaudited)

	2000	1999
Net Income	$ 105,561	$ 100,821
Other comprehensive income (loss), net of tax:
Unrealized holding gains arising during period	2,265	3,482
Reclassification adjustment for gains included in net income	(3,160)	(12,284)

Other comprehensive income	(895)	(8,802)

Comprehensive Income	$ 104,666	$ 92,019

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited)

ASSETS

	June 30, 2000	December 31, 1999
UTILITY PLANT: (at original cost, including construction
work in progress of $214,191 and $311,317 respectively)
Electric	$3,997,417	$3,966,220
Gas	1,413,524	1,371,589
Common	342,471	314,770
Less: Accumulated depreciation and amortization	1,963,152	1,901,658

Net utility plant	3,790,260	3,750,921

OTHER PROPERTY AND INVESTMENTS	214,019	264,160

CURRENT ASSETS:
Cash	108,640	65,707
Accounts receivable	197,584	213,020
Unbilled revenue	86,637	121,303
Materials and supplies, at average cost	65,853	69,241
Purchased gas receivable	35,842	33,700
Prepayments and other	9,502	9,866

Total current assets	504,058	512,837

LONG-TERM ASSETS:
Regulatory asset for deferred income taxes	220,514	228,454
Regulatory asset for PURPA buyout costs	241,196	238,734
Other	162,867	150,500

Total long-term assets	624,577	617,688

TOTAL ASSETS	$5,132,914	$5,145,606

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2000	December 31, 1999
CAPITALIZATION:
Common shareholders’ investment:
Common stock, $10 stated value,
150,000,000 shares authorized,
85,364,349 and 84,922,405 shares outstanding	$ 853,643	$ 849,224
Additional paid-in capital	461,617	454,982
Earnings reinvested in the business	88,059	66,019
Accumulated other comprehensive income	7,953	8,848
Preferred stock not subject to
mandatory redemption	60,000	60,000
Preferred stock subject to
mandatory redemption	58,162	65,662
Corporation obligated, mandatorily redeemable
preferred securities of subsidiary
trust holding solely junior subordinated
debentures of the corporation	100,000	100,000
Long-term debt	1,914,788	1,783,139

Total capitalization	3,544,222	3,387,874

CURRENT LIABILITIES:
Accounts Payable	153,811	178,218
Short-term debt	458,287	604,712
Current maturities of long-term debt	25,000	47,620
Accrued expenses:
Taxes	93,419	72,688
Salaries and wages	18,039	18,023
Interest	40,807	43,955
Other	23,940	24,259

Total current liabilities	813,303	989,475

DEFERRED INCOME TAXES	623,669	636,735

OTHER DEFERRED CREDITS	151,720	131,522

TOTAL CAPITALIZATION AND LIABILITIES	$5,132,914	$5,145,606

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Month Periods Ended June 30 (Dollars in Thousands) (Unaudited)
	2000	1999
OPERATING ACTIVITIES:
Net Income	$ 105,561	$ 100,821
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	95,201	85,520
Deferred income taxes and tax credits - net	(5,126)	7,053
Gain from sale of investment in Cabot stock	—	(18,899)
Gain from sale of securities	(6,476)	—
Other	3,918	363
Change in certain current assets
and liabilities (Note 3)	44,584	57,321

Net Cash Provided by Operating Activities	237,662	232,179

INVESTING ACTIVITIES:
Construction expenditures - excluding equity AFUDC	(151,483)	(163,013)
Additions to energy conservation program	(2,732)	(2,755)
Proceeds from sale of Centralia Plant	24,828	—
Proceeds from sale of investment in Cabot stock	51,463	37,353
Loans to Cellnet Data Services	(1,325)	(20,500)
Proceeds from sale of securities	6,757	—
Other	(3,499)	5,170

Net Cash Used by Investing Activities	(75,991)	(143,745)

FINANCING ACTIVITIES:
Change in short-term debt, net	(146,425)	(214,412)
Dividends paid	(72,828)	(83,777)
Redemption of preferred stock	(7,500)	(12,575)
Issuance of bonds	225,000	250,000
Redemption of bonds and notes	(115,980)	(10,358)
Issue costs of bonds and stock	(1,005)	(2,045)

Net Cash Used by Financing Activities	(118,738)	(73,167)

Net Increase in cash	42,933	15,267
Cash at Beginning of year	65,707	28,216

Cash at End of Period	$ 108,640	$ 43,483

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary of Consolidation Policy

     The consolidated financial statements include the accounts of Puget Sound Energy, Inc. (“the Company”) and its wholly-owned subsidiaries, after elimination of all significant intercompany items and transactions. Certain amounts previously reported have been reclassified to conform with current year presentations with no effect on total equity or net income.

     The consolidated financial statements contained in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected and were of a normal recurring nature. These condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K.

(2)   Earnings per Common Share

     Basic earnings per common share have been computed based on weighted average common shares outstanding of 85,295,000 and 85,178,000 for the three and six months ended June 30, 2000 and 84,561,000 for the three and six months ended June 30, 1999.

     Diluted earnings per common share have been computed based on weighted average common shares outstanding of 85,546,000 and 85,413,000 for the three and six months ended June 30, 2000, and 84,813,000 and 84,815,000 for the three and six months ended June 30, 1999, respectively. These shares include the dilutive effect of securities related to long-term employee compensation plans approved by shareholders.

(3)   Consolidated Statements of Cash Flows

     The following provides additional information concerning cash flow activities:

Six Months Ended June 30	2000	1999

Changes in current asset and current liabilities:
Accounts receivable and unbilled revenue	$ 50,102	$ 70,871
Materials and supplies	3,388	6,757
Prepayments and other	364	(1,178)
Purchased gas receivable	(2,143)	(10,672)
Accounts payable	(24,406)	(31,910)
Accrued expenses and Other	17,279	23,453

Net change in current assets and current liabilities	$ 44,584	$ 57,321

Cash payments:
Interest (net of capitalized interest)	$ 91,028	$ 71,987
Income taxes	$ 48,100	$ 39,750

(4)   Segment Information

     The Company primarily operates in one business segment, Regulated Utility Operations. The Company’s regulated utility operation generates, purchases and sells electricity and purchases, transports and sells natural gas. The Company’s service territory covers approximately 6,000 square miles in the state of Washington.

     Principal non-utility lines of business include development and marketing of customer information and billing system software, specialized contracting services to utilities and telecommunications companies (See “Other” below), real estate investment and development and small hydro-electric project development. Reconciling items between segments are not material.

     Financial data for business segments are as follows:

(Dollars in Thousands)
Three Months Ended June 30, 2000	Regulated Utility	Other	Total

Revenues	$ 535,508	$ 3,293	$ 538,801
Net Income	25,952	1,417	27,369
Total Assets	4,982,452	150,462	5,132,914

Three Months Ended June 30, 1999	Regulated Utility	Other	Total

Revenues	$ 431,068	$ 4,996	$ 436,064
Net Income	22,357	8,708	31,065
Total Assets	4,611,971	111,818	4,723,789

Six Months Ended June 30, 2000	Regulated Utility	Other	Total

Revenues	$1,179,334	$ 6,690	$1,186,024
Net Income	103,871	1,690	105,561
Total Assets	4,982,452	150,462	5,132,914

Six Months Ended June 30, 1999	Regulated Utility	Other	Total

Revenues	$1,002,726	$ 8,724	$1,011,450
Net Income	94,917	5,904	100,821
Total Assets	4,611,971	111,818	4,723,789

(5)   Other Investments

     In the second quarter of 2000, the Company sold all of its 1,134,000 shares of 6% convertible redeemable preferred stock in Cabot Oil & Gas Corporation for $51.4 million, after expenses. There was no significant gain or loss for accounting purposes on the transaction. The sale resulted in approximately $40.8 million in after-tax cash proceeds. In the second quarter of 1999, the Company sold all of its investment in common stock of Cabot Oil & Gas Corporation for $37.4 million, resulting in a one-time after tax gain of $12.3 million. As a result of these two transactions, the Company no longer holds any securities of Cabot Oil & Gas.

(6)   Other

     In September 1998, the Company filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of Senior Notes secured by a pledge of First Mortgage Bonds. On March 9, 1999, the Company issued $250 million principal amount of Senior Medium-Term Notes, Series B, which consisted of $150 million principal amount due March 9, 2009 at an interest rate of 6.46% and $100 million principal amount due March 9, 2029 at an interest rate of 7.0%. On February 22, 2000, the Company issued $225 million principal amount of 7.96% Senior Medium-Term Notes, Series B due February 22, 2010. Proceeds were used to redeem the Encogen project debt of approximately $112 million assumed by the Company on November 1, 1999 upon the purchase of the Encogen project and pay down a portion of the Company’s short-term debt. Premiums and related expenses of approximately $4.7 million associated with the redemption of the Encogen debt were capitalized and will be amortized over nine years in conformance with an order issued by the Washington Commission.

     On August 1, 2000, InfrastruX Group Inc., a wholly-owned subsidiary of the Company, purchased 88% of the outstanding shares of UTILX Corporation pursuant to a cash tender offer. The remaining shares are expected to be acquired through a merger to be effected in the third quarter. The total price for all the outstanding shares of UTILX is approximately $50 million. UTILX is a provider of infrastructure construction services to utilities and telecommunications providers in the United States and around the world. Its primary business is installing, replacing and restoring underground cables and pipes. The acquisition marks the Company’s entry into the business of providing design, construction and engineering services to the utility industry.

Item 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the Company’s business includes some forward-looking statements that involve risks and uncertainties. Words such as “estimates,” “expects,” “anticipates,” “plans,” and similar expressions identify forward-looking statements involving risks and uncertainties. Those risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric and gas industries and the outcome of regulatory proceedings related to that restructuring. The ultimate impacts of both increased competition and the changing regulatory environment on future results are uncertain, but are expected to fundamentally change how the Company conducts its business. The outcome of these changes and other matters discussed below may cause future results to differ materially from historic results, or from results or outcomes currently expected or sought by the Company.

Results of Operations

     Net income for the three months ended June 30, 2000, was $27.4 million on operating revenues of $538.8 million, compared with net income of $31.1 million on operating revenues of $436.1 million for the same period in 1999. Income for common stock was $25.1 million for the first quarter of 2000 compared to $28.1 million for the first quarter of 1999. Basic and diluted earnings per share were $0.29 for the second quarter of 2000 compared to $0.33 for the second quarter of 1999.

     For the first six months of 2000, net income was $105.6 million on operating revenues of $1.186 billion, compared with net income of $100.8 million on operating revenues of $1.011 billion for the corresponding period in 1999. Income for common stock was $101.0 million for the first half of 2000 and $94.9 million for the same period in 1999. Basic and diluted earnings per common share were $1.19 and $1.18 for the six months ended June 30, 2000, and $1.12 for the same period in 1999.

     Earnings per share for the three months and six months ended June 30, 1999, were positively impacted by approximately 10 cents per share, the result of a gain from the sale of the Company’s investment in common stock of Cabot Oil & Gas Corp., offset in part by costs associated with a wholly-owned subsidiary’s exiting certain product lines.

     Total kilowatt-hour electric sales were 7.7 billion, including 2.8 billion in sales to other utilities and marketers, for the second quarter of 2000, compared to 7.6 billion, including 2.7 billion in sales to other utilities and marketers, for the second quarter of 1999. For the six month periods ended June 30, 2000 and 1999, total kilowatt-hour sales were 16.2 billion, including 5.2 billion in sales to other utilities, and 16.3 billion, including 5.4 billion in sales to other utilities, respectively.

     Total gas volumes were 204.1 million therms, including 49.5 million therms in transportation volumes for the three months ended June 30, 2000, compared to 228.2 million therms, including 57.4 million therms of transportation, for the same period in 1999. For the six months ended June 30, 2000, total gas volumes were 606.6 million therms, including 108.1 million therms of transportation, compared to 620.4 million therms, including 126.5 million therms of transportation, for the same period in 1999.

     The Company’s operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers do occur from season to season and from month to month within a season, primarily as a result of weather conditions. The Company normally experiences its highest energy sales in the first and fourth quarters of the year.

     The Company meets its forecasted electric and natural gas supply needs throughout the year through company-owned electric generation and gas storage and by obtaining power through long-term contracts, annual contracts and short-term markets. The Company also performs risk management activities to optimize the value of energy supply assets and to ensure that physical energy supply is available to meet the customer demand loads. The Company also purchases energy when demand exceeds available supplies in its portfolio; likewise the Company makes sales to other utilities and marketers when surplus energy is available. These transactions are part of the Company’s normal operations to meet retail load. Electric sales to other utilities and marketers vary by quarter and year depending principally upon water conditions for the generation of hydroelectric power, retail customer usage, the energy requirements of other utilities and energy market conditions in the Pacific Northwest.

     Temperatures based on heating-degree-days measured at Seattle-Tacoma airport during the three and six month periods ended June 30, 2000 were near normal and 18% and 5% warmer than the comparable periods in the prior year.

Results of Operations Comparative Three & Six Month Periods Ending June 30, 2000 vs. June 30, 1999 Increase (Decrease)
	Three Month Period	Six Month Period
	(In Millions)
Operating revenue changes
General rate tariff increase - electric	$ 3.8	$ 7.9
BPA Residential Purchase & Sale Agreement	(0.2)	(0.5)
Electric sales to wholesale customers	73.4	88.4
Electric load and other changes	23.6	42.3
Gas revenue change	3.8	38.5
Other revenue changes	(1.7)	(2.0)

Total operating revenue change	102.7	174.6

Operating expense changes
Energy costs:
Purchased electricity	62.0	73.0
Purchased gas	7.4	37.3
Electric generation fuel	18.7	29.6
Residential exchange credit	(0.4)	(1.0)
Utility operations and maintenance	0.0	(5.9)
Other operations and maintenance	(5.6)	(9.5)
Depreciation and amortization	6.4	9.7
Conservation amortization	(0.6)	0.3
Taxes other than federal income taxes	1.9	9.8
Federal income taxes	2.4	6.8

Total operating expense change	92.2	150.1

Other income	(8.5)	(7.9)
Interest charges	5.7	11.9

Net income change	$ (3.7)	$ 4.7

The following is additional information pertaining to the changes outlined in the above table.

Operating Revenues - Electric

     Electric revenues for the quarter ended June 30, 2000 were $437.5 million, up $100.6 million or 30.0% over the same period in 1999. Revenues in the second quarter of 2000 increased $3.8 million compared to the second quarter of 1999 due to an average 1.2% general electric rate increase effective January 1, 2000. A 1.8% increase in the number of electric customers served and favorable electric wholesale prices also contributed to the increase in revenues.

     Electric revenues for the six months ended June 30, 2000, were $875.8 million, up $138.1 million or 18.7% over the same period in 1999. Revenues in the first half of 2000 increased $7.9 million compared to the first half of 1999 due to a general electric rate increase that averaged 1.2% effective January 1, 2000. A 1.8% increase in the number of electric customers served and favorable electric wholesale prices also contributed to the increase in revenues.

     Revenues in 2000 and 1999 were reduced because of the credit that the Company received through the Residential Purchase and Sale Agreement with the Bonneville Power Administration (“BPA”). The agreement enables the Company’s residential and small farm customers to receive the benefits of lower-cost federal power. On January 29, 1997, the Company and BPA signed a Residential Exchange Termination Agreement. The Agreement ends the Company’s participation in the Residential Purchase and Sale agreement with BPA. As part of the Termination Agreement, the Company will receive payments by the BPA of approximately $235 million over an approximately five-year period ending June 2001. These payments are recorded as a reduction of purchased electricity expenses. Under the rate plan approved by the Washington Commission in its merger order, the Company will continue to reflect in customers’ bills, the level of Residential Exchange benefits in place at the time of the merger. Over the remainder of the Residential Exchange Termination Agreement from July 2000 through June 2001, it is projected that the Company will credit customers approximately $65.3 million more than it will receive from BPA during the following periods:

Period	Credit to Customers	Received from BPA (in Millions)	Excess Credits
July - December 2000	$ 48.4	$19.7	$28.7
January - June 2001	63.6	27.0	36.6

	$112.0	$46.7	$65.3

     The BPA published a record of decision on the allocation of future benefits of low-cost federal power, for the five-year BPA rate plan period 2002 to 2006 in May 2000. BPA allocated 1900 aMW among the investor-owned utilities in the Pacific Northwest. The Company’s share of these benefits is 700 aMW. The Company is working with BPA to bring those benefits to the Company’s residential and small farm customers. In a letter to customers dated August 1, 2000, the BPA announced it will continue to negotiate contract terms with customers but temporarily suspended signing additional subscription contracts because of volatility and an upward trend in prices in the wholesale electricity market. BPA is considering its options and intends to announce a proposed response in the third quarter of 2000.

     Electric sales to other utilities and marketers increased $73.4 million and $88.4 million in the quarter and six months ended June 30, 2000, respectively, over the same periods in 1999 due primarily to higher wholesale energy and capacity prices.

Operating Revenues - Gas

     Gas operating revenues for the quarter ended June 30, 2000 increased by $3.8 million from the prior year quarter. Total gas volumes decreased 10.6% from 228.2 million therms in 1999 to 204.1 million therms in 2000. Gas margin decreased by $3.9 million, or 8.7% in the second quarter of 2000 as compared to the second quarter of 1999. The primary reason for the increase in gas sales revenue, was higher natural gas prices which are passed through to customers in the Purchased Gas Adjustment (PGA) that became effective November 1, 1999. As a result of the PGA, gas rates to all sales customers increased by an average of 16.3%, while rates for gas transportation service as well as gas margins remained unchanged. Partially offsetting the increase in revenue from higher gas prices were lower sales volumes due to warmer temperatures in the three months ended June 30, 2000, compared to the three month period ended June 30, 1999.

     For the six months ended June 30, 2000, gas operating revenues increased $38.5 million or 14.5% from $265.0 million in the six months ended June 30, 1999, to $303.5 million in the six months ended June 30, 2000, while total gas volumes decreased 2.2%. The increase in revenues in the period was primarily due to higher natural gas prices as previously mentioned.

Operating Expenses

     Purchased electricity expenses increased $62.0 million and $73.0 million for the three and six month periods ended June 30, 2000 compared to the same periods in 1999. The increases were due primarily to higher prices for non-firm power purchases from other utilities and marketers. The increases were partially offset by a reduction in purchased electricity expenses related to the purchase of the Encogen electric cogeneration plant in November 1999. This reduction in purchased electricity expenses was offset in part by increases in fuel, operations and maintenance, depreciation and interest expenses related to Encogen. Prior to the purchase, the Company was obligated to purchase the net output of the plant under a 1990 power purchase contract.

     Purchased gas expenses increased $7.4 million and $37.3 million for the three and six month periods ending June 30, 2000, respectively, compared to the same periods in 1999. The increases were due primarily to the impact of increased gas costs which are passed through to customers through the PGA.

     Fuel expense increased $18.7 million and $29.6 million for the three and six month periods ending June 30, 2000, respectively, compared to the same period in 1999 as a result of Encogen fuel expenses of $8.9 million in the second quarter of 2000 and $18.3 million in the six month period ended June 30, 2000. The Company’s acquisition of the 160 megawatt Encogen natural gas-fired cogeneration plant was completed on November 1, 1999. In addition, fuel expense in the second quarter of 2000 was approximately $13.4 million higher than the comparable period in 1999 due to the Company generating more electricity at Company-owned combustion turbines.

     Utility operations and maintenance expenses of $58.4 million were essentially flat in the second quarter of 2000 compared to the same period a year ago. In the six month period ended June 30, 2000, utility operations and maintenance expenses decreased $5.9 million due primarily to storm-repair costs which were approximately $7.6 million less in the six months ended June 30, 2000 compared to the same period last year.

     Other operations and maintenance expenses decreased $5.6 million and $9.5 million in the three and six month period ended June 30, 2000, primarily as a result of a wholly-owned subsidiary exiting certain product lines in the second quarter of 1999, thereby eliminating operations and maintenance expenses related to these activities.

     Depreciation and amortization expense increased $6.4 million and $9.7 million for the three and six month periods ended June 30, 2000, compared to the same periods last year due primarily to the effects of new plant placed into service during the past year, including the Encogen plant purchased in November 1999, and the Company’s ConsumerlinX™ customer information and billing system in April 2000.

     Taxes other than federal income taxes increased $1.9 million and $9.8 million for the three and six month periods ended June 30, 2000, respectively, compared to the same periods last year primarily due to increases in municipal and state excise taxes which are revenue based and increased state property taxes.

     Federal income taxes increased $2.4 million and $6.8 million for the three and six month periods ended June 30, 2000, respectively, primarily due to higher pre-tax operating income for the periods.

Other Income

     Other income, net of federal income tax, decreased $8.5 million and $7.9 million in the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. The decrease was primarily due to the $12.3 after-tax gain from the sale of Cabot common stock reported in the second quarter of 1999 which was partially offset by costs associated with a wholly-owned subsidiary’s exiting certain product lines.

Interest Charges

     Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $5.7 million and $11.9 million for the three and six month periods ended June 30, 2000 compared to the same periods in 1999 primarily as a result of the issuance of $225 million Senior Medium-Term Notes, Series B, in February 2000. These increases were partially offset by the repayment of $107 million in Secured Medium-Term Notes since September 1999. Other interest expense increased $3.5 million and $5.9 million for the three and six month periods ended June 30, 2000 compared to the same periods in 1999 as a result of higher weighted average interest rates and higher average daily short-term borrowings.

Capital Expenditures, Capital Resources and Liquidity

     Capital expenditures which include energy conservation expenditures and exclude AFUDC for the second quarter of 2000 were $74.3 million, compared to $70.8 million, for the second quarter of 1999. Year to date capital expenditures were $148.5 million compared to $161.1 million for the same period in 1999. Capital expenditures for 2000 and 2001 are expected to be $269 million and $250 million, respectively. Cash provided by operations (net of dividends and AFUDC) as a percentage of capital expenditures (excluding AFUDC) was 9% and 51% for the second quarters of 2000 and 1999, respectively. Cash provided by operations (net of dividends and AFUDC) as a percentage of capital expenditures (excluding AFUDC) was 108% and 89% for the six month periods ended June 30, 2000 and 1999, respectively. Capital expenditure estimates are subject to periodic review and adjustment.

     The Company issued common stock for the Company’s Dividend Reinvestment Plan of $6,720,000 and $10,045,000 in the three and six months ended June 30, 2000, respectively. No new Company stock was issued for the Dividend Reinvestment Plan for the comparable periods in 1999.

     On June 30, 2000, the Company had available $375 million in lines of credit with various banks, which provide credit support for outstanding bank loans and commercial paper of $267 million, effectively reducing the available borrowing capacity under these lines of credit to $108 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements. There was $191.3 million outstanding under these arrangements at June 30, 2000.

Other

     On May 5, 2000, the Company sold its 7% interest in the 1,340 MW Centralia coal-fired generating project to TECWA Power, Inc., a subsidiary of TransAlta Corporation of Calgary, Canada. The sales price of approximately $31.7 million is subject to certain adjustments and will be finalized in the third quarter of 2000. Under the order issued by the Washington Commission, the Company’s shareholders and customers will divide a net after-tax gain of approximately $13.5 million on the Company’s 7 percent interest in the Centralia plant. Approximately $1.2 million of this gain will go to Company shareholders and $12.3 million will be deferred for pass through to electric customers. The deferred gain will accrue interest at 7.16% until refunded to customers. The Company’s share of proceeds, approximately $11.0 million after taxes and the allocation of the gain to electric customers, will be used to pay down utility debt. The Company did not record a gain in the second quarter of 2000 as the computation and allocation of any gain between electric customers and shareholders is subject to final approval of the Washington Commission.

     On July 20, 2000, the Company and PPL Global, LLC (formerly PP&LGlobal, Inc.) terminated an Asset Purchase Agreement dated as of November 1, 1998, under which PPL Global, LLC had proposed purchasing the Company’s 735 megawatt interest in the four-unit Colstrip power plants and associated transmission capacity across Montana. As a result, the Company will retain its 50 percent interest in Colstrip Units 1 & 2 and 25 percent interest in Colstrip Units 3 & 4.

     On June 28, 2000, the Company filed a request with the Washington Commission to pass through the rising costs of natural gas purchased for customers under terms of the long established purchased gas adjustment (PGA) mechanism. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in gas pipeline transportation costs. The Company does not profit from changes under the PGA. The PGA is separate from the Company’s general gas service rates that have been under a rate stability plan since 1997. On July 31, 2000, the Washington Commission approved the Company’s request to increase rates by an overall average of 28% to all natural gas customers effective August 1, 2000.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to market risks, including changes in commodity prices and interest rates.

Commodity Price Risk

     The Company manages its energy supply portfolio to achieve three primary objectives:

(i)	Ensure that physical energy supplies are available to serve retail customer requirements;
(ii)	Manage portfolio risks to limit undesired impacts on Company financial results; and
(iii)	Optimize the value of the Company’s energy supply assets.

     The portfolio is subject to major sources of variability (e.g., hydro generation, temperature-sensitive retail sales, and market prices for gas and power). At certain times, these sources of variability can mitigate portfolio imbalances; at other times they can exacerbate portfolio imbalances.

     Hedging strategies for the Company’s energy supply portfolio interact with portfolio optimization activities. Some hedges can be implemented in ways that retain the Company’s ability to use its energy supply portfolio to produce additional value; other hedges can only be achieved by forgoing optimization opportunities.

     The prices of energy commodities and transportation services are subject to fluctuations due to unpredictable factors including weather, generation outages, transportation congestion and other factors which impact supply and demand. This commodity price risk is a consequence of purchasing energy at fixed and variable prices and providing deliveries at different tariff and variable prices. Costs associated with ownership and operation of production facilities are another component of this risk. The Company may use forward delivery agreements, swaps and option contracts for the purpose of hedging commodity price risk. The aggregate fair market value of these derivative commodity instruments at June 30, 2000 was approximately $260,000. Approximately $130,000 of this amount relates to the Company’s core gas supplies (the cost of which is passed through to customers through the PGA). Unrealized changes in the market value of these derivatives are generally deferred and recognized upon settlement along with the underlying hedged transaction. In addition, the Company believes its current rate design, including its Optional Large Power Sales Rate, various special contracts and the PGA mechanism mitigate a portion of this risk.

     Market risk is managed subject to parameters established by the Board of Directors. A Risk Management Committee separate from the units that manage these risks monitors compliance with the Company’s policies and procedures. In addition, the Audit Committee of the Company’s Board of Directors has oversight of the Risk Management Committee.

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

PART II   OTHER INFORMATION

Item 1   Legal Proceedings

     Contingencies arising out of the normal course of the Company’s business exist at June 30, 2000. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 4   Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders held on May 16, 2000, the following proposals were adopted by the margins indicated:

     (a) To elect three directors to hold office until the annual meeting of shareholders in 2003 or until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Douglas P. Beighle	71,967,287	1,124,656
Tomio Moriguchi	71,931,978	1,159,965
Craig W. Cole	71,887,320	1,204,623

There were no broker non-votes. Item 6 Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed herewith:

12-a	Statement setting forth computation of ratios of earnings to fixed charges (1995 through 1999 and 12 months ended June 30, 2000)

12-b	Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1995 through 1999 and 12 months ended June 30, 2000)

27	Financial Data Schedule

(b)	Reports on Form 8-K

Form 8-K dated June 29, 2000, Item 5 – Other Events, related to InfrastruX, a wholly-owned subsidiary of the Company, acquiring UTILX Corporation.

Form 8-K dated May 25, 2000, Item 5 – Other Events, related to the Company selling Cabot Oil & Gas preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUGET SOUND ENERGY, INC.

Richard L. Hawley ———————————————— Richard L. Hawley Vice President & Chief Financial Officer

Date: August 14, 2000	Prinicipal financial officer and officer duly authorized to sign this report on behalf of the registrant