Form 10-Q
period 2000-09-30
PUGET SOUND ENERGY INC
filed 2000-11-09
CIK 81100

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

                For the quarterly period ended September 30, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     The number of shares of registrant's common stock outstanding at September 30, 2000 was 85,638,843.

--------------------------------------------------------------------------------

                                Table of Contents

                                                                            Page
                                                                          Number

Part I.   Financial Information

          Item 1.     Financial Statements
              Consolidated Statements of Income -
                      3 month periods ended September 30, 2000 and 1999        3
              Consolidated Statements of Income -
                      9 month periods ended September 30, 2000 and 1999        4
              Consolidated Statements of Comprehensive Income -
                      3 month periods ended September 30, 2000 and 1999        5
              Consolidated Statements of Comprehensive Income -
                      9 month periods ended September 30, 2000 and 1999        5
              Consolidated Balance Sheets -
                      September 30, 2000 and December 31, 1999                 6
              Consolidated Statements of Cash Flows -
                      9 month periods ended September 30, 2000 and 1999        8
              Notes to Consolidated Financial Statements                       9

          Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations         13

          Item 3.     Quantitative and Qualitative Disclosure
                        About Market Risk                                     20

Part II.  Other Information

          Item 1.     Legal Proceedings                                       21
          Item 4.     Submission of Matters to a Vote of Security Holders     21
          Item 6.     Exhibits and Reports on Form 8-K                        21

Signature                                                                     22

PART I        FINANCIAL INFORMATION
Item 1        Financial Statements

                             PUGET SOUND ENERGY, INC
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Three Month Periods Ended September 30
                      (Thousands except per share amounts)
                                   (Unaudited)

                                                                  2000                    1999
                                                   --------------------      ------------------
OPERATING REVENUES:
     Electric                                              $   886,696             $   345,257
     Gas                                                        72,798                  57,705
     Other                                                      19,487                   8,429
                                                   --------------------      ------------------
          Total operating revenue                              978,981                 411,391
                                                   --------------------      ------------------
OPERATING EXPENSES:
Energy costs:
     Purchased electricity                                     660,249                 178,815
     Purchased gas                                              35,885                  22,185
     Electric generation fuel                                   55,381                  11,531
     Residential Exchange                                       (7,983)                 (7,554)
Utility operations and maintenance                              55,947                  60,407
Other operations and maintenance                                19,393                   5,218
Depreciation and amortization                                   49,677                  43,191
Conservation amortization                                        1,188                   1,814
Taxes other than federal income taxes                           42,556                  36,434
Federal income taxes                                             9,090                   7,906
                                                   --------------------      ------------------
          Total operating expenses                             921,383                 359,947
                                                   --------------------      ------------------

OPERATING INCOME                                                57,598                  51,444

OTHER INCOME                                                     5,273                   9,805
                                                   --------------------      ------------------

INCOME BEFORE INTEREST CHARGES                                  62,871                  61,249

INTEREST CHARGES, net of AFUDC                                  43,876                  36,337
                                                   --------------------      ------------------

NET INCOME                                                      18,995                  24,912
Less:  Preferred stock dividends accrual                         2,229                   2,800
                                                   --------------------      ------------------

INCOME FOR COMMON STOCK                                    $    16,766              $   22,112
                                                   ====================      ==================

COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE                    85,502                  84,561
                                                   ====================      ==================

BASIC & DILUTED EARNINGS PER COMMON SHARE                   $     0.20              $     0.26
                                                   ====================      ==================

     The accompanying notes are an integral part of the financial statements.

                             PUGET SOUND ENERGY, INC
                        CONSOLIDATED STATEMENTS OF INCOME
                  For the Nine Month Periods Ended September 30
                      (Thousands except per share amounts)
                                   (Unaudited)

                                                                   2000                    1999
                                                    --------------------      ------------------
OPERATING REVENUES:
     Electric                                              $  1,762,543            $  1,082,966
     Gas                                                        376,284                 322,722
     Other                                                       26,177                  17,346
                                                    --------------------      ------------------
          Total operating revenue                             2,165,004               1,423,034
                                                    --------------------      ------------------
OPERATING EXPENSES:
Energy costs:
     Purchased electricity                                    1,094,557                 540,088
     Purchased gas                                              190,273                 139,263
     Electric generation fuel                                   106,034                  32,586
     Residential Exchange                                       (29,255)                (27,869)
Utility operations and maintenance                              169,192                 179,579
Other operations and maintenance                                 27,213                  22,766
Depreciation and amortization                                   144,878                 128,775
Conservation amortization                                         5,187                   5,469
Taxes other than federal income taxes                           144,984                 129,058
Federal income taxes                                             75,339                  67,356
                                                    --------------------      ------------------
          Total operating expenses                            1,928,402               1,217,071
                                                    --------------------      ------------------

OPERATING INCOME                                                236,602                 205,963

OTHER INCOME                                                     16,541                  28,963
                                                    --------------------      ------------------

INCOME BEFORE INTEREST CHARGES                                  253,143                 234,926

INTEREST CHARGES, net of AFUDC                                  128,587                 109,193
                                                    --------------------      ------------------

NET INCOME                                                      124,556                 125,733
Less:  Preferred stock dividends accrual                          6,761                   8,689
                                                    --------------------      ------------------

INCOME FOR COMMON STOCK                                     $   117,795             $   117,044
                                                    ====================      ==================

COMMON SHARES OUTSTANDING - WEIGHTED AVERAGE                     85,289                  84,561
                                                    ====================      ==================

BASIC & DILUTED EARNINGS PER COMMON SHARE                    $     1.38              $     1.38
                                                    ====================      ==================

    The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 For the Three Month Periods Ended September 30
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 2000                 1999
                                                                     -----------------      --------------
Net Income                                                                 $   18,995           $   24,912
Other comprehensive income (loss), net of tax:
     Unrealized holding gains (losses) arising during period                   (1,053)                 --
     Reclassification adjustment for gains included in net income                   --                 --
                                                                     -----------------      --------------
        Other comprehensive income (loss)                                      (1,053)                 --
                                                                     -----------------      --------------
Comprehensive Income                                                       $   17,942           $   24,912
                                                                     =================      ==============







                            PUGET SOUND ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  For the Nine Month Periods Ended September 30
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 2000                 1999
                                                                     -----------------      ---------------
Net Income                                                                 $  124,556           $  125,733
Other comprehensive income (loss), net of tax:
     Unrealized holding gains arising during period                             1,212               3,482
     Reclassification adjustment for gains included in net income              (3,160)            (12,284)
                                                                     ------------------     ---------------
        Other comprehensive income (loss)                                      (1,948)             (8,802)
                                                                     -----------------      ---------------
Comprehensive Income                                                       $  122,608           $  116,931
                                                                     =================      ===============

     The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)
                                     ASSETS

                                                         September 30,         December 31,
                                                         -------------         ------------
                                                                  2000                 1999
                                                                  ----                 ----
UTILITY PLANT: (at original cost, including
construction work in progress
of $212,919 and $311,317 respectively)
     Electric                                            $   4,016,770        $   3,966,220
     Gas                                                     1,434,343            1,371,589
     Common                                                    355,332              314,770
     Less:  Accumulated depreciation and amortization        1,992,062            1,901,658
                                                       ----------------    -----------------
          Net utility plant                                  3,814,383            3,750,921
                                                       ----------------    -----------------

OTHER PROPERTY AND INVESTMENTS                                 216,187              264,160
                                                       ----------------    -----------------

CURRENT ASSETS:
     Cash                                                       37,280               65,707
     Accounts receivable                                       231,798              213,020
     Unbilled revenue                                           92,551              121,303
     Materials and supplies, at average cost                    91,021               69,241
     Purchased gas receivable                                   42,870               33,700
     Prepayments and other                                      16,326                9,866
                                                       ----------------    -----------------

          Total current assets                                 511,846              512,837
                                                       ----------------    -----------------

LONG-TERM ASSETS:
     Regulatory asset for deferred income taxes                217,276              228,454
     Regulatory asset for PURPA buyout costs                   242,134              238,734
     Other                                                     222,750              150,500
                                                       ----------------    -----------------

          Total long-term assets                               682,160              617,688
                                                       ----------------    -----------------
TOTAL ASSETS                                             $   5,224,576      $     5,145,606
                                                       ================    =================

     The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                         CAPITALIZATION AND LIABILITIES

                                                          September 30,            December 31,
                                                          -------------            ------------
                                                                   2000                    1999
                                                                  -----                    ----
CAPITALIZATION:
    Common shareholders' investment:
       Common stock, $10 stated value,
       150,000,000 shares authorized,
       85,638,844 and 84,922,405 shares outstanding        $    856,388            $    849,224

    Additional paid-in capital                                  465,430                 454,982
    Earnings reinvested in the business                          65,023                  66,019
    Accumulated other comprehensive income                        6,900                   8,848
    Preferred stock not subject to
      mandatory redemption                                       60,000                  60,000
    Preferred stock subject to
      mandatory redemption                                       58,162                  65,662
    Corporation obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely junior subordinated
      debentures of the corporation                             100,000                 100,000
    Long-term debt                                            1,920,792               1,783,139
                                                       -----------------      ------------------
           Total capitalization                               3,532,695               3,387,874
                                                       -----------------      ------------------

CURRENT LIABILITIES:
    Accounts Payable                                            192,259                 178,218
    Short-term debt                                             545,009                 604,712
    Current maturities of long-term debt                         19,000                  47,620
    Accrued expenses:
      Taxes                                                      70,029                  72,688
      Salaries and wages                                         18,948                  18,023
      Interest                                                   41,921                  43,955
    Other                                                        25,656                  24,259
                                                       -----------------      ------------------
          Total current liabilities                             912,822                 989,475
                                                       -----------------      ------------------

DEFERRED INCOME TAXES                                           621,384                 636,735
                                                       -----------------
                                                                              ------------------
OTHER DEFERRED CREDITS                                          157,675                 131,522
                                                       -----------------      ------------------
TOTAL CAPITALIZATION AND LIABILITIES                      $   5,224,576           $   5,145,606
                                                       =================      ==================

     The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Nine Month Periods Ended September 30
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             2000            1999
                                                             ----            ----
OPERATING ACTIVITIES:

Net Income                                             $  124,556      $  125,733
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                        144,878         128,775
     Deferred income taxes and tax credits - net           (4,173)          8,371
     Gain from sale of investment in Cabot stock               --         (18,899)
     Gain from sale of Homeguard Security Services             --         (11,659)
     Gain from sale of securities                          (6,476)             --
     Other                                                 24,704          21,143
     Change in certain current assets
       and liabilities (Note 3)                           (15,766)         26,947
----------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities       267,723         280,411
----------------------------------------------------------------------------------

INVESTING ACTIVITIES:

Construction expenditures - excluding equity AFUDC       (223,153)       (244,754)
Additions to energy conservation program                   (4,325)         (4,111)
Proceeds from sale of Centralia Plant                      30,128              --
Proceeds from sale of investment in Cabot stock            51,463          37,353
Loans to Cellnet Data Services                             (1,325)        (25,800)
Proceeds from sale of securities                            6,757          13,399
Purchase of Utilx and Lineal                              (80,587)             --
Other                                                      (7,452)          1,951
----------------------------------------------------------------------------------
          Net Cash Used by Investing Activities          (228,494)       (221,962)
----------------------------------------------------------------------------------

FINANCING ACTIVITIES:

Change in short-term debt, net                            (59,702)        (37,027)
Dividends paid                                           (107,764)       (125,476)
Redemption of preferred stock                              (7,501)        (42,575)
Issuance of bonds                                         250,000         250,000
Redemption of bonds and notes                            (140,980)        (57,370)
Issue costs of bonds and stock                             (1,709)         (2,057)
----------------------------------------------------------------------------------
          Net Cash Used by Financing Activities           (67,656)        (14,505)
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
Net Increase (decrease) in cash                           (28,427)         43,944
Cash at Beginning of year                                  65,707          28,216
----------------------------------------------------------------------------------
Cash at End of Period                                  $   37,280      $   72,160
==================================================================================

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

(2)      Earnings per Common Share

     Basic earnings per common share have been computed based on weighted average common shares outstanding of 85,502,000 and 85,289,000 for the three and nine months ended September 30, 2000 and 84,561,000 for the three and nine months ended September 30, 1999.

         Diluted earnings per common share have been computed based on weighted average common shares outstanding of 85,700,000 and 85,483,000 for the three and nine months ended September 30, 2000, and 84,764,000 and 84,763,000 for the three and nine months ended September 30, 1999, respectively. These shares include the dilutive effect of securities related to long-term employee compensation plans approved by shareholders.

(3)      Consolidated Statements of Cash Flows

         The following provides additional information concerning cash flow activities:

Nine Months Ended September 30                           2000         1999
------------------------------                           ----         ----
Changes in current asset and current liabilities:
  Accounts receivable and unbilled revenue            $ 9,974    $ 102,388
  Materials and supplies                              (21,780)     (10,620)
  Prepayments and other                                (6,460)     (12,507)
  Purchased gas receivable                             (9,170)     (28,503)
  Accounts payable                                     14,041      (24,481)
  Accrued expenses and Other                           (2,371)         670
---------------------------------------------------------------------------
Net change in current assets and current liabilities  $(15,766)   $ 26,947
===========================================================================
Cash payments:
  Interest (net of capitalized interest)              $ 135,284   $116,472
  Income taxes                                        $ 77,100    $ 47,750
---------------------------------------------------------------------------

(4)      Segment Information

     The Company operates primarily in one business segment, Regulated Utility Operations. The Company's regulated utility operation generates, purchases and sells electricity and purchases, transports and sells natural gas. The Company's service territory covers approximately 6,000 square miles in the state of Washington.

     Principal non-utility lines of business include development and marketing of customer information and billing system software, specialized contracting services to utilities and telecommunications companies (See "Acquisition of Utilx and Lineal" below), real estate investment and development and small hydro-electric project development. Reconciling items between segments are not material.

       Financial data for business segments are as follows:

  (Dollars in Thousands)                           Regulated
  Three Months Ended September 30, 2000              Utility         Other             Total
---------------------------------------------------------------------------------------------
  Revenues                                         $ 959,494      $ 19,487         $ 978,981
  Net Income                                          20,233       (1,238)            18,995
  Total Assets                                     4,988,882       235,694         5,224,576
---------------------------------------------------------------------------------------------

                                                   Regulated
  Three Months Ended September 30, 1999              Utility         Other             Total
---------------------------------------------------------------------------------------------
  Revenues                                         $ 402,962       $ 8,429          $411,391
  Net Income                                          18,136         6,776            24,912
  Total Assets                                     4,670,657       123,378         4,794,035
---------------------------------------------------------------------------------------------

  (Dollars in Thousands)                         Regulated
  Nine Months Ended September 30, 2000             Utility         Other             Total
-------------------------------------------------------------------------------------------
  Revenues                                      $2,138,827       $26,177        $2,165,004
  Net Income                                       123,704           852           124,556
  Total Assets                                   4,988,882       235,694         5,224,576
-------------------------------------------------------------------------------------------

                                                 Regulated
  Nine Months Ended September 30, 1999             Utility         Other             Total
-------------------------------------------------------------------------------------------
  Revenues                                      $1,405,688       $17,346        $1,423,034
  Net Income                                       113,052        12,681           125,733
  Total Assets                                   4,670,657       123,378         4,794,035
-------------------------------------------------------------------------------------------

(5)      Other Investments

     In the second quarter of 2000, the Company sold all of its 1,134,000 shares of 6% convertible redeemable preferred stock in Cabot Oil & Gas Corporation for $51.4 million, after expenses. The sale resulted in approximately $40.8 million in after-tax cash proceeds. There was no significant gain or loss on the transaction. In the second quarter of 1999, the Company sold all of its investment in common stock of Cabot Oil & Gas Corporation for $37.4 million, resulting in a one-time after tax gain of $12.3 million. As a result of these two transactions, the Company no longer holds any securities of Cabot Oil & Gas which were obtained by the Company in 1997 when Washington Energy Company was merged into the Company.

(6)      Acquisition of Utilx and Lineal

     On August 1, 2000, InfrastruX Group Inc., a wholly-owned subsidiary of the Company, purchased 88% of the outstanding shares of Utilx Corporation pursuant to a cash tender offer. The remaining shares were acquired on September 15, 2000. Utilx is a provider of infrastructure construction services to utilities and telecommunications providers in the United States and around the world. Its primary business is installing, replacing and restoring underground cables and pipes. On September 28, 2000, InfrastruX Group Inc. completed the acquisition of Lineal Industries, a privately held pipeline infrastructure construction company. Lineal provides pipeline construction, maintenance and rehabilitation services primarily for the natural gas and petroleum industries and currently operates in seven states. These acquisitions mark the Company's entry into the business of providing design, construction and engineering services to the utility industry. The total purchase price of the two acquisitions was approximately $81 million.

     The acquisitions of Utilx and Lineal have been accounted for using the purchase method of accounting and, accordingly, the operating results of Utilx and Lineal have been included in the Company's consolidated financial statements since the date of acquisition. Goodwill representing the excess of cost over the net tangible and identifiable intangible assets of the acquired businesses was approximately $33 million. Goodwill is being amortized on a straight-line basis over the estimated future periods to be benefited. The pro forma combined revenues, net income, and earnings per common share of the Company presented below give effect to the acquisitions as if they had occurred on January 1, 2000 and 1999, respectively. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated for the period for which it is being given effect.

  (Thousands, except per share amounts)
  For the nine months ending:               September 30, 2000   September 30, 1999
------------------------------------------------------------------------------------
  Operating Revenues                                $2,242,666           $1,505,303
  Net Income                                           121,589              122,737
  Basic & Diluted Earnings per Common Share           $   1.35             $   1.35

(7)      Other

     In September 1998, the Company filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of Senior Notes secured by a pledge of First Mortgage Bonds. On March 9, 1999, the Company issued $250 million principal amount of Senior Medium-Term Notes, Series B, which consisted of $150 million principal amount due March 9, 2009 at an interest rate of 6.46% and $100 million principal amount due March 9, 2029 at an interest rate of 7.0%. On February 22, 2000, the Company issued $225 million principal amount of 7.96% Senior Medium-Term Notes, Series B due February 22, 2010. Proceeds were used to redeem the Encogen project debt of approximately $112 million assumed by the Company on November 1, 1999 upon the purchase of the Encogen project and pay down a portion of the Company's short-term debt. Premiums and related expenses of approximately $4.7 million associated with the redemption of the Encogen debt were capitalized and will be amortized over nine years in conformance with an order issued by the Washington Commission. On September 8, 2000, the Company issued the remaining $25 million principal amount of Senior Notes from the shelf registration. The 7.61% Senior Medium Term Notes, Series B are due September 8, 2008.

     On October 4, 2000, the Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective October 30, 2000, for the offering on a delayed or continuous basis of up to $500 million principal amount of Senior Notes, Subordinated Debentures or Trust Preferred
Securities. On November 9, 2000, the Company issued $260 million principal amount of Senior Medium-Term Notes, Series C. The Notes are due February 1, 2011 at an interest rate of 7.69%.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 which delayed the effective date of Statement No. 133 for one year, to fiscal years beginning after June 15, 2000. Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has organized a project team for implementing Statement No. 133. The team has substantially completed the Company's inventory of financial instruments, commodity contracts and other commitments for the purpose of identifying and assessing all of the Company's derivatives. The team is in the process of estimating the fair value of the derivatives, designating certain derivatives as hedges and assessing the effectiveness of those derivatives as hedges. Until the Company finishes the above procedures and can better project actual amounts at year-end, the impact that the adoption of Statement No. 133 will have on its financial statements is not known.

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

                              Results of Operations

     Net income for the three months ended September 30, 2000, was $19.0 million on operating revenues of $979.0 million, compared with net income of $24.9 million on operating revenues of $411.4 million for the same period in 1999. Income for common stock was $16.8 million for the third quarter of 2000 compared to $22.1 million for the third quarter of 1999. Basic and diluted earnings per share were $0.20 for the third quarter of 2000 compared to $0.26 for the third quarter of 1999.

     For the first nine months of 2000, net income was $124.6 million on operating revenues of $2.165 billion, compared with net income of $125.7 million on operating revenues of $1.423 billion for the corresponding period in 1999. Income for common stock was $117.8 million for the first nine months of 2000 and $117.0 million for the same period in 1999. Basic and diluted earnings per common share were $1.38 in both the nine months ended September 30, 2000, and the same period in 1999.

     Earnings per share for the three months and nine months ended September 30, 1999, were positively impacted by a net gain of 4 cents per share related to sale and assignment of certain non-core assets and gas supply transportation contracts. Results from non-utility operations for the nine months ended September 30, 1999, were also positively impacted by approximately 10 cents per share which was the result of a gain from the sale of the Company's investment in common stock of Cabot Oil & Gas Corporation, which was partially offset by the cost of a wholly-owned subsidiary's exiting certain product lines.

     Total kilowatt-hour electric sales were 10.3 billion, including 5.5 billion in sales to other utilities and marketers, for the third quarter of 2000, compared to 7.6 billion, including 2.9 billion in sales to other utilities and marketers, for the third quarter of 1999. For the nine month periods ended September 30, 2000 and 1999, total kilowatt-hour sales were 26.5 billion, including 10.7 billion in sales to other utilities, and 23.9 billion, including
8.3 billion in sales to other utilities, respectively.

     Total gas volumes were 136.2 million therms, including 46.7 million therms in transportation volumes for the three months ended September 30, 2000, compared to 149.3 million therms, including 50.8 million therms of transportation, for the same period in 1999. For the nine months ended September 30, 2000, total gas volumes were 742.8 million therms, including 154.7 million therms of transportation, compared to 769.7 million therms, including 177.3 million therms of transportation, for the same period in 1999.

     The Company's operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers do occur from season to season and from month to month within a season, primarily as a result of weather conditions. The Company normally experiences its highest energy sales in the first and fourth quarters of the year.

     The Company meets its forecasted electric supply needs throughout the year through Company-owned electric generation and by obtaining power through long-term contracts, annual contracts and short-term markets. The Company meets its forecasted natural gas supply needs throughout the year through Company-owned gas storage and by purchasing gas supplies through long-term contracts, annual contracts and short-term markets. The Company also performs risk management activities to optimize the value of energy supply and transmission assets and to ensure that physical energy supply is available to meet the customer demand loads. The Company also purchases energy when demand exceeds available supplies in its portfolio; likewise the Company makes sales to other utilities and marketers when surplus energy is available. These transactions are part of the Company's normal operations to meet retail load. Electric sales to other utilities and marketers vary by quarter and year depending principally upon water conditions for the generation of hydroelectric power, retail customer usage, the energy requirements of other utilities and energy market conditions in the Pacific Northwest.

     Temperatures  based  on  heating-degree-days   measured  at  Seattle-Tacoma
airport during the three and nine month periods ended September 30, 2000 were near normal and 5% warmer than both comparable periods in the prior year.


                              Results of Operations
                  Comparative Three & Nine Month Periods Ending
                    September 30, 2000 vs. September 30, 1999
                               Increase (Decrease)

                                         Three Month Period    Nine Month Period
                                         ------------------    -----------------
                                                     (In Millions)
Operating revenue changes
  General rate tariff increase - electric              $3.5               $12.4
  BPA Residential Purchase & Sale Agreement            (0.5)               (1.0)
  Electric sales to wholesale customers               454.4               542.8
  Electric load and other changes                      84.0               125.4
  Gas revenue change                                   15.1                53.6
  Other revenue changes                                11.1                 8.8
                                                   ---------           ---------
          Total operating revenue change              567.6               742.0
                                                   ---------           ---------

Operating expense changes Energy costs:

          Purchased electricity                       481.4               554.5
          Purchased gas                                13.7                51.0
          Electric generation fuel                     43.9                73.5
          Residential exchange credit                  (0.4)               (1.4)
  Utility operations and maintenance                   (4.5)              (10.4)
  Other operations and maintenance                     14.2                 4.4
  Depreciation and amortization                         6.5                16.1
  Conservation amortization                            (0.6)               (0.3)
  Taxes other than federal income taxes                 6.1                15.9
  Federal income taxes                                  1.2                 8.0
                                                   ---------          ----------
          Total operating expense change              561.5               711.3
                                                   ---------          ----------

Other income                                           (4.5)              (12.5)

Interest charges                                        7.5                19.4

                                                   ----------         ----------
          Net income change                           ($5.9)              ($1.2)
                                                   ==========         ==========

     The following is additional information pertaining to the changes outlined in the above table.

Operating Revenues - Electric

     Electric revenues for the three months and nine months ended September 30, 2000 increased $541.4 million and $679.6 million, respectfully, compared to the same periods in 1999. Electric sales to other utilities and marketers increased $454.4 million and $542.8 million in the three and nine months ended September
30, 2000, respectfully, compared to the prior year periods due to increased volumes and prices in the wholesale electricity market. During this period, the Company benefited from being relatively long on resources in a time of volatile energy markets. Electric margin was up $6.0 million and $17.8 million in the three and nine months ended September 30, 2000, respectfully, compared to the prior year periods.

     Electric revenues in the three and nine months ended September 30, 2000 increased $3.4 million and $11.2 million, respectively, compared to the same periods in 1999 due to a January 1, 2000 general electric rate increase that averaged 1.2%. The number of electric customers served increased 1.7% and 1.8% in the three and nine months ended September 30, 2000, respectively, compared to the prior year.

     Revenues in 2000 and 1999 were reduced because of the credit that the Company received through the Residential Purchase and Sale Agreement with the Bonneville Power Administration ("BPA"). The agreement enables the Company's residential and small farm customers to receive the benefits of lower-cost federal power. On January 29, 1997, the Company and BPA signed a Residential Exchange Termination Agreement. The Agreement ends the Company's participation in the Residential Purchase and Sale agreement with BPA. As part of the Termination Agreement, the Company will receive payments by the BPA of approximately $235 million over an approximately five-year period ending June 2001. These payments are recorded as a reduction of purchased electricity expenses. Under the rate plan approved by the Washington Commission in its merger order, the Company will continue to reflect in customers' bills, the level of Residential Exchange benefits in place at the time of the merger with Washington Energy Company in 1997. Over the remainder of the Residential Exchange Termination Agreement from October 2000 through June 2001, it is projected that the Company will credit customers approximately $53 million more than it will receive from BPA during the following periods:

                          Credit to       Received from     Excess
                          Customers                 BPA     Credits
                              Period (in Millions)
-----------------------   ---------      --------------     -------
October - December 2000       $28.1               $11.7       $16.4
January - June 2001            63.6                27.0        36.6
                          ---------      --------------     -------
                              $91.7               $38.7       $53.0

     The value of benefits of low-cost federal power allocated to the Company subsequent to June 2001 will be established in BPA's Subscription process and related power rate case. In May 2000, the BPA published an initial Record of Decision in its Subscription process. BPA allocated benefits intended to be equivalent to 1900 average MW of cost-based federal power to the residential and small farm customers of the Pacific Northwest investor-owned utilities (IOU's). The regional Public Utility Commissions in turn recommended an allocation of the benefits among the IOU's, with the Company's proposed annual share equal to 700 average MW of benefits over the five-year period October 2001 through September 2006. In August 2000, BPA determined that certain aspects of its initial Record of Decision would be revisited in its power rate case that is expected to continue through May 2001. On October 30, 2000 the Company signed a five year contract with BPA (as required by BPA's Subscription timeline) for receipt of the federal power benefits allocated by the Subscription and Commission processes. The contract describes the form (power and cash) of the 700 average MW benefits to be provided, and provides the Company a right to terminate the contract upon completion of BPA's rate case. The results of the rate case will affect the value of benefits actually received by the Company and other Northwest IOU's from the Subscription benefits allocation process.

Operating Revenues - Gas

     Gas operating revenues for the quarter ended September 30, 2000 increased by $15.1 million from the prior year quarter. Total gas volumes decreased 8.7% from 149.3 million therms in 1999 to 136.2 million therms in 2000. Gas margin increased by $0.5 million, or 1.8% in the third quarter of 2000 as compared to the third quarter of 1999. The primary reason for the increase in gas sales revenue was higher natural gas prices which are passed through to customers in the Purchased Gas Adjustment (PGA). Increases under the PGA were effective November 1, 1999 and August 1, 2000. As a result of the PGA increases, gas rates to all sales customers increased by an average of 16 % on November 1, 1999 and 28% on August 1, 2000. Rates for gas transportation service as well as gas margins remained unchanged. Partially offsetting the increase in revenue from higher gas prices were lower sales volumes due to warmer temperatures in the three months ended September 30, 2000, compared to the three month period ended September 30, 1999.

     For the nine months ended September 30, 2000, gas operating revenues increased $53.6 million or 16.6% from $322.7 million in the nine months ended September 30, 1999, to $376.3 million in the nine months ended September 30, 2000, while total gas volumes decreased 3.5%. The increase in revenues in the period was primarily due to higher natural gas prices passed through to customers in the PGA as previously mentioned. Gas margin decreased by $1.3 million, or 0.9% in the nine months ended September 30, 2000 as compared to the same period in 1999.

Operating Expenses

     Purchased electricity expenses increased $481.4 million and $554.5 million for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. The increases were due primarily to greater volumes and higher prices for non-firm power purchases from other utilities and marketers. The increases were partially offset by a reduction in purchased electricity expenses related to the purchase of the 160-megawatt Encogen electric cogeneration plant in November 1999. This reduction in purchased electricity expenses was offset in part by increases in fuel, operations and maintenance, depreciation and interest expenses related to Encogen. Prior to the purchase, the Company was obligated to purchase the net output of the plant under a 1990 power purchase contract.

     The Colstrip Unit 4 generating plant, located in eastern Montana, went out of service on September 3, 2000, because of cracks discovered in the generator shaft. The unit, which the Company owns in part and buys power from in part, provides 225 MW of capacity and energy. It went back into service the weekend of October 21, 2000. Loss of power from this unit increased the Company's cost of power and reduced energy margins.

     Purchased gas expenses increased $13.7 million and $51.0 million for the three and nine month periods ending September 30, 2000, respectively, compared to the same periods in 1999. The increases were due primarily to the impact of increased gas costs which are passed through to customers through the PGA.

     Fuel expense increased $43.9 million and $73.5 million for the three and nine month periods ending September 30, 2000, respectively, compared to the same period in 1999 as a result of Encogen fuel expenses of $9.4 million in the third quarter of 2000 and $27.7 million in the nine month period ended September 30, 2000. The Company's acquisition of the 160 megawatt Encogen natural gas-fired cogeneration plant was completed on November 1, 1999. In addition, fuel expenses in the three months and nine months ended September 30, 2000 were approximately $36.8 million and $46.7 million higher than the comparable periods in 1999 due to the Company generating more electricity and higher gas prices at Company-owned combustion turbines.

     Utility operations and maintenance expenses decreased $4.5 million and $10.4 million for the three and nine month periods ending September 30, 2000, respectively, compared to the same periods in 1999. These decreases were due primarily to higher 1999 costs related to Y2K readiness and electric service restoration following a number of storms which occurred early in 1999.

     Other operations and maintenance expenses increased $14.2 million and $4.4 million in the three and nine month periods ended September 30, 2000, primarily as a result of the acquisition of Utilx by our unregulated subsidiary, InfrastruX. Also, a wholly-owned subsidiary exited certain product lines in the second quarter of 1999, thereby eliminating operations and maintenance expenses related to these activities.

     Depreciation and amortization expense increased $6.5 million and $16.1 million for the three and nine month periods ended September 30, 2000, compared to the same periods last year due primarily to the effects of new plant placed into service during the past year, including the Encogen plant purchased in November 1999, and the Company's ConsumerlinX(TM) customer information and billing system in April 2000.

     Taxes other than federal income taxes increased $6.1 million and $15.9 million for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods last year primarily due to increases in municipal and state excise taxes which are revenue based.

     Federal income taxes increased $1.2 million and $8.0 million for the three and nine month periods ended September 30, 2000, respectively, primarily due to higher pre-tax operating income for the periods.

Other Income

     Other income, net of federal income tax, decreased $4.5 million in the quarter ended September 30, 2000 compared to the same period in 1999 which included a net gain of $3.6 million related to sale and assignment of certain non-core assets and gas supply transportation contracts. Other income, net of federal income tax, decreased $12.4 million in the nine month period ended
September 30, 2000 compared to the same period in 1999 due to the $12.3 after-tax gain from the sale of Cabot common stock reported in the second quarter of 1999 which was partially offset by costs associated with a wholly-owned subsidiary's exiting certain product lines as well as the aforementioned gain of $3.6 million in the third quarter of 1999. In the third quarter of 2000, the Company recorded an after-tax gain of approximately $1.6 million related to the sale of its interest in the Centralia generating plant (see discussion in "Other").

Interest Charges

     Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $7.5 million and $19.4 million for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. Interest on long-term debt increased $2.8 million and $8.7 million in the three and nine month periods ending September 30, 2000 compared to the prior year periods as a result of the issuance of $225 million Senior Medium-Term Notes, Series B, in February 2000 and the issuance of $25 million Senior Medium-Term Notes, Series B, in September 2000. These increases were partially offset by the repayment of $132 million in Secured Medium-Term Notes since September 1999. Other interest expense increased $4.5 million and $10.4 million for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999 as a result of higher weighted average interest rates and higher average daily short-term borrowings.

              Capital Expenditures, Capital Resources and Liquidity

     Capital expenditures which include energy conservation expenditures and exclude AFUDC for the third quarter of 2000 were $70.8 million, compared to $80.3 million, for the third quarter of 1999. Year to date capital expenditures were $219.4 million compared to $241.4 million for the same period in 1999. Capital expenditures for 2000 and 2001 are expected to be $269 million and $250 million, respectively. Cash provided by operations (net of dividends and AFUDC) as a percentage of capital expenditures (excluding AFUDC) was (123) % and 5% for the third quarters of 2000 and 1999, respectively. Cash provided by operations (net of dividends and AFUDC) as a percentage of capital expenditures (excluding AFUDC) was 33% and 61% for the nine month periods ended September 30, 2000 and 1999, respectively. Capital expenditure estimates are subject to periodic review and adjustment.

     The Company issued common stock for the Company's Stock Purchase and Dividend Reinvestment Plan of $6,562,000 (274,498 shares)and $16,607,000
(716,467 shares) in the three and nine months ended September 30, 2000, respectively. No new Company stock was issued for the Dividend Reinvestment Plan for the comparable periods in 1999.

     On September 30, 2000, the Company had available $375 million in lines of credit with various banks, which provide credit support for outstanding bank loans and commercial paper of $283.8 million, effectively reducing the available borrowing capacity under these lines of credit to $91.2 million. In addition, the Company has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements. There was $261.2 million outstanding under these arrangements at September 30, 2000.

                                      Other

     On May 5, 2000, the Company sold its 7% interest in the 1,340 MW Centralia coal-fired generating project to TECWA Power, Inc., a subsidiary of TransAlta Corporation of Calgary, Canada. The sales price of approximately $37.4 million resulted in a pre-tax gain of approximately $23.5 million. Under the order issued by the Washington Commission, approximately $2.5 million of this gain ($1.6 million after-tax) goes to Company shareholders and $21.0 million has been deferred for pass through to electric customers in the form of a one-time refund to electric customers, based on electric consumption during the month of November 2000. Any final true-up of the gain will be collected or refunded through the Company's conservation rider.

     On July 20, 2000, the Company and PPL Global, LLC (formerly PP&L Global, Inc.) terminated an Asset Purchase Agreement dated as of November 1, 1998, under which PPL Global, LLC had proposed purchasing the Company's 735 megawatt interest in the four-unit Colstrip power plants and associated transmission capacity across Montana. As a result, the Company will retain its 50 percent interest in Colstrip Units 1 & 2 and 25 percent interest in Colstrip Units 3 & 4.

     On June 28, 2000, the Company filed a request with the Washington Commission to pass through the rising costs of natural gas purchased for customers under terms of the long established purchased gas adjustment (PGA) mechanism. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in gas pipeline transportation costs. The Company does not profit from changes under the PGA. The PGA is separate from the Company's general gas service rates that have been under a rate stability plan since 1997. On July 31, 2000, the Washington Commission approved the Company's request to increase rates by an overall average of 28% to all natural gas customers effective August 1, 2000.

     The Company's Board of Directors has given final approval to formation of a holding company, Puget Energy, Inc., to be effective January 1, 2001. The holding company formation was initially approved by the Board of Directors on April 23, 1999 and approved by the Company's shareholders on June 23, 1999. All necessary regulatory approvals related to the holding company formation have been secured.

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

     Hedging strategies for the Company's energy supply portfolio interact with portfolio optimization activities. Some hedges can be implemented in ways that retain the Company's ability to use its energy supply portfolio to produce additional value; other hedges can only be achieved by forgoing optimization opportunities.

     The prices of energy commodities are subject to fluctuations due to unpredictable factors including weather, generation outages and other factors which impact supply and demand. This commodity price risk is a consequence of purchasing energy at fixed and variable prices and providing deliveries at different tariff and variable prices. Costs associated with ownership and operation of production facilities are another component of this risk. The Company may use forward delivery agreements, swaps and option contracts for the purpose of hedging commodity price risk. Unrealized changes in the market value of these derivatives are generally deferred and recognized upon settlement along with the underlying hedged transaction. In addition, the Company believes its current rate design, including its Optional Large Power Sales Rate, various special contracts and the PGA mechanism mitigate a portion of this risk.

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

PART II       OTHER INFORMATION

Item 1        Legal Proceedings

     Contingencies arising out of the normal course of the Company's business exist at September 30, 2000. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 4        Submission of Matters to a Vote of Security Holders

       None.

Item 6        Exhibits and Reports on Form 8-K

      (a)     The following exhibits are filed herewith:

              12-a Statement setting forth computation of ratios of earnings to fixed charges (1995 through 1999 and 12 months ended September 30, 2000)

              12-b Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1995 through 1999 and 12 months ended September 30, 2000)

              27     Financial Data Schedule

      (b)     Reports on Form 8-K

              Form 8-K dated July 21, 2000, Item 5 - Other Events, related to release of second quarter earnings.

              Form 8-K filed July 3, 2000, Item 5 - Other Events, related to InfrastruX, a wholly-owned subsidiary of the Company, acquiring Utilx Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PUGET SOUND ENERGY, INC.

                                  James W. Eldredge
                                  ______________________________

                                  James W. Eldredge

                                  Corporate Secretary and Controller

Date: November 9, 2000            Chief accounting officer and officer duly
                                  authorized to sign this report
                                  on behalf of the registrant