Form 10-K
period 2000-12-31
PUGET SOUND ENERGY INC
filed 2001-03-19
CIK 81100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   Exact name of registrant as specified                  I.R.S.
                   in its charter, state of incorporation,              Employer
Commission         address of principal executive offices,        Identification
File Number        Telephone                                              Number

1-16305            PUGET ENERGY, INC.                                 91-1969407
                   A Washington Corporation
                   411 - 108th Avenue N.E.
                   Bellevue, Washington 98004-5515
                   (425) 454-6363

1-4393             PUGET SOUND ENERGY, INC.                           91-0374630
                   A Washington Corporation
                   411 - 108th Avenue N.E.
                   Bellevue, Washington 98004-5515
                   (425) 454-6363

Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                           ON WHICH LISTED
--------------------------------------------- ------------------------
  Puget Energy, Inc.
      Common Stock, $0.01 par value             N. Y. S. E.

      Preferred Share Purchase Rights           N. Y. S. E.

  Puget Sound Energy, Inc.
      7.45% Series II, Preferred Stock
      (Cumulative, $25 Par Value)               N. Y. S. E.

Securities registered pursuant to Section 12(g) of the Act:

  TITLE OF EACH CLASS
--------------------------------------------------
  Puget Sound Energy, Inc.
      Preferred Stock (Cumulative, $100 Par Value)

      8.231% Capital Securities

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes/X/ No/ /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of Puget Energy, Inc. at January 31, 2001, was approximately $2,130,400,000. The number of shares of Puget Energy, Inc.‘s common stock outstanding at March 1, 2001, was 86,167,369.

     All of the outstanding shares of voting stock of Puget Sound Energy, Inc. are held by Puget Energy, Inc.

Documents Incorporated by Reference

     Portions of the Puget Energy proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2000, is incorporated by reference in Part III hereof.

This Annual Report on Form 10-K is a combined report being filed separately by two different registrants: Puget Energy, Inc. ("Puget Energy") and Puget Sound Energy, Inc. ("PSE"). PSE makes no representation as to the information contained in this report relating to Puget Energy and the subsidiaries of Puget Energy other than PSE and its subsidiaries.
INDEX

       Definitions
       Forward-Looking Statements
       Part I
           1.     Business
                         General
                         Utility Industry Overview
                         Regulation and Rates
                         Electric Utility Operations
                         Electric Utility Operating Statistics
                         Gas Utility Operations
                         Gas Utility Operating Statistics
                         Environment
                         Executive Officers
           2.     Properties
           3.     Legal Proceedings
           4.     Submission of Matters to a Vote of Security Holders

       Part II
           5.     Market for Registrant's Common Equity and Related Shareholder Matters
           6.     Selected Financial Data
           7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
           7a.    Quantitative and Qualitative Disclosures about Market Risk
           8.     Financial Statements and Supplementary Data
           9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Part III
           10.     Directors and Executive Officers of the Registrant
           11.     Executive Compensation
           12.     Security Ownership of Certain Beneficial Owners and Management
           13.     Certain Relationships and Related Transactions

       Part IV
        14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K
                   Signatures
                   Exhibit Index

DEFINITIONS

    AFUDC                     Allowance for Funds Used During Construction
    BPA                       Bonneville Power Administration
    CAAA                      Clean Air Act Amendments
    Cabot                     Cabot Oil & Gas Corporation
    Chelan                    Public Utility District No. 1 of Chelan County, Washington
    Dth                       Dekatherm (one Dth is equal to one MMBtu)
    ESA                       Endangered Species Act
    FERC                      Federal Energy Regulatory Commission
    IOU                       Investor-owned Utility
    KW                        Kilowatts
    KWH                       Kilowatt Hours
    LNG                       Liquefied Natural Gas
    MMBtu                     One Million British Thermal Units
    MW                        Megawatts (one MW equals one thousand KW)
    MWH                       Megawatt Hours
    Montana Power             The Montana Power Company
    NMFS                      National Marine Fisheries Service
    PGA                       Purchased Gas Adjustment
    PG&E                      Pacific Gas & Electric Company
    PUDs                      Washington Public Utility Districts
    PURPA                     Public Utility Regulatory Policies Act
    RTO                       Regional Transmission Organization
    WEGM                      Washington Energy Gas Marketing Company
    Washington Commission     Washington Utilities and Transportation Commission
    WNG                       Washington Natural Gas Company

Forward-Looking Statement

     Puget Energy and PSE are including the following cautionary statement in this Form 10-K to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of Puget Energy or PSE.

     This report includes forward-looking statements, which are statements of expectations, beliefs, plans, objectives, assumptions or future events or performance. Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will likely result,” “will continue,” or similar expressions identify forward-looking statements.

     Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. Puget Energy's and PSE's expectations, beliefs and projections are expressed in good faith and are believed by Puget Energy and PSE, as applicable, to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, but there can be no assurance that Puget Energy's and PSE's expectations, beliefs or projections will be achieved or accomplished.

     In addition to other factors and matters discussed elsewhere in this report, some important factors that could cause actual results or outcomes for Puget Energy and PSE to differ materially from those discussed in forward-looking statements include:

     - prevailing legislative developments, governmental policies and regulatory actions with respect to allowed rates of return, financings, or industry and rate structures

- weather and hydro-electric conditions

- wholesale energy prices

- effect of competition

- changes in and compliance with environmental and endangered species laws and policies

- population growth rates and demographic patterns

- capital market conditions

- legal and regulatory proceedings

     Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, Puget Energy and PSE undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

PART I

ITEM 1. BUSINESS

GENERAL

     On January 1, 2001, Puget Sound Energy, Inc. ("PSE") reorganized into a holding company structure. This reorganization resulted in the creation of a new holding company, Puget Energy, Inc. ("Puget Energy"). Puget Energy was incorporated in the State of Washington and all of its operations are conducted through its subsidiaries.

     Pursuant to the reorganization, Puget Energy became the owner of all PSE's outstanding common stock. Holders of PSE's existing common stock exchanged their stock on a one-for-one basis for common stock of Puget Energy. Puget Energy is a public utility holding company under the Public Utility Holding Company Act of 1935 but is exempt from regulation under such Act. In addition to its ownership of PSE, Puget Energy also owns InfrastruX Group, Inc. (“InfrastruX”), a Washington corporation.

     PSE is a public utility incorporated in the State of Washington furnishing electric and gas service in a territory covering approximately 6,000 square miles, principally in the Puget Sound region of Washington state.

     At December 31, 2000, PSE had approximately 915,900 electric customers, consisting of 811,400 residential, 98,800 commercial, 4,100 industrial and 1,600 other customers; and approximately 580,900 gas customers, consisting of 532,300 residential, 45,500 commercial, 3,000 industrial and 100 other customers. At December 31, 2000, approximately 294,200 customers purchased both forms of energy from PSE. For the year 2000, PSE added approximately 15,900 electric customers and approximately 24,100 gas customers, representing annualized growth rates of 1.8% and 4.3%, respectively. During 2000, PSE's billed retail revenues from electric utility operations were derived 40% from residential customers, 33% from commercial customers, 20% from industrial customers and 7% from other customers. PSE's retail revenues from gas utility operations were derived 61% from residential customers, 29% from commercial customers, 6% from industrial customers, 2% from transportation customers and 2% from other customers. During this period, the largest customer accounted for 2.1% of PSE's operating revenues.

     Electric revenues in 2000 increased significantly due to increased prices related to electric energy sales to other utilities and marketers and sales to customers whose rates are tied to a market index. Several factors, including unfavorable hydro conditions, unscheduled outages of generating facilities in California, and increased consumer demand have raised wholesale market prices on the West Coast to unprecedented levels beginning in the second half of 2000. PSE, to date, has protected its core customers from the negative impact of the volatile West Coast power markets through its effective management of its energy supply resources and its efficient operation of its distribution system.

     PSE is affected by various seasonal weather patterns throughout the year and, therefore, utility revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers occur from season to season and from month to month within a season, primarily as a result of weather conditions. PSE normally experiences its highest retail energy sales in the first and fourth quarters of the year. Sales of electricity to wholesale customers also vary by quarters and years depending principally upon streamflow conditions for the generation of surplus hydro-electric power, customer usage and the market demand by wholesale customers. Earnings from electric operations, therefore, can be significantly influenced by surplus sales and variations in weather, hydro conditions and regional electric energy prices. Earnings from gas operations can be significantly influenced by variations in weather and market demand. PSE has a Purchased Gas Adjustment mechanism (“PGA”) in retail rates to recover variations in gas supply and transportation costs. (See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Rate Matters - Gas”.)

     During the period from January 1, 1996 through December 31, 2000 PSE made gross electric utility plant additions of $903 million and retirements of $176  million. In the five-year period ended December 31, 2000, PSE made gross gas utility plant additions of $498 million and retirements of $57 million. In the same five-year period, PSE made gross common utility plant additions of $291 million and retirements of $24 million. Gross electric utility plant at December 31, 2000 was approximately $4.1 billion which consisted of 48% distribution, 27% generation, 15% transmission and 10% general plant and other. Gross gas utility plant at December 31, 2000 was approximately $1.5 billion, which consisted of 83% distribution, 6% transmission and 11% general plant and other. Gross common utility general plant at December 31, 2000 was $351 million.

     At year-end PSE had 2,724 aggregate full-time equivalent utility employees and 128 non-utility employees.

     On September 15, 2000, InfrastruX completed its acquisition of all the outstanding equity of Utilx Corporation (“Utilx”). Utilx is a provider of infrastructure construction services to utilities and telecommunications providers in the United States and around the world. Its primary business is installing, replacing and restoring underground cables and pipes. On September 28, 2000, InfrastruX completed the acquisition of Lineal Industries (“Lineal”), a privately held pipeline infrastructure construction company. Lineal provides pipeline construction, maintenance and rehabilitation services primarily for the natural gas and petroleum industries and currently operates in seven states. These acquisitions mark Puget Energy's entry into the business of providing design, construction and engineering services to the utility industry.

     At year-end, InfrastruX had 902 aggregate full-time equivalent employees.

UTILITY INDUSTRY OVERVIEW

     The electric and gas utility industries in the United States are undergoing significant changes. The focus of these changes is to promote competition among suppliers of electricity and gas and associated services. In 1996 and 1997, the Federal Energy Regulatory Commission (“FERC”) issued orders that require utilities, including PSE, to file open access transmission tariffs that will make utilities' electric transmission systems available to wholesale sellers and buyers on a non-discriminatory basis. A number of states, including California, have restructured their electric industries to separate or “unbundle” power generation, transmission and distribution in order to permit new competitors to enter the marketplace. In part because electric rates in the Pacific Northwest have been among the lowest in the nation, certain of the legislatures in this region, including Washington, have not yet enacted laws to provide for competition at the retail level.

     Beginning in the second half of 2000, the West Coast energy market began experiencing extraordinary market conditions. Wholesale energy prices have greatly exceeded historical norms, reflecting unfavorable hydro conditions, unscheduled outages of generating facilities in California and increased consumer demand, among other factors. Physical supply constraints have led to rolling blackouts in certain areas of California. The region's turbulence and the financial troubles of the California energy market are drawing attention from various state and federal regulatory and political authorities. Numerous changes to the current operating structure have been proposed to address the region's issues. To date, no changes have been implemented which materially affect PSE's operations; however, the situation may change favorably or adversely in the future.

     On December 20, 1999, FERC issued Order 2000 to advance the formation of Regional Transmission Organizations (“RTOs”). This regulation requires each public utility that owns, operates or controls facilities for the transmission of electric energy in interstate commerce to file with FERC by October 15, 2000 their plans for forming and participating in an RTO. FERC's goal is to promote efficiency in wholesale electricity markets and to ensure that electricity consumers pay the lowest price possible for reliable service. On October 16, 2000, PSE and five other utilities filed with FERC their proposal for an independent transmission company, which would serve six states. The independent transmission company would be a member of the planned regional transmission organization. If a final proposal emerges, it must be approved by FERC and the various state public utility commissions.

     Since 1986, PSE has been offering gas transportation as a separate service to industrial and commercial customers who choose to purchase their gas supply directly from producers and gas marketers. The continued evolution of the natural gas industry, resulting primarily from FERC Orders 436, 500 and 636, has served to increase the ability of large gas end-users to independently obtain gas supply and transportation services. Although PSE has not lost any substantial industrial or commercial load as a result of such activities, in certain years up to 160 customers annually have taken advantage of unbundled transportation service; in 2000, 98 commercial and industrial customers, on average, chose to use such service. The shifting of customers from sales to transportation does not materially impact utility margin, as PSE earns similar margins on transportation service as it does on large volume, interruptible gas sales.

REGULATION AND RATES

     PSE is subject to the regulatory authority of (1) the Washington Utilities and Transportation Commission (“Washington Commission”) as to retail utility rates, accounting, the issuance of securities and certain other matters and (2) the FERC with respect to the transmission of electric energy, the resale of electric energy at wholesale, accounting and certain other matters. (See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Rate Matters”.)

ELECTRIC UTILITY OPERATIONS

     At December 31, 2000, PSE's peak electric power resources were approximately 4,916,807 KW. PSE's historical peak load of approximately 4,847,000 KW occurred on December 21, 1998.

     During 2000, PSE's total electric energy production was supplied 24.7% by its own resources, 17.2% through long-term contracts with several of the Washington Public Utility Districts (“PUDs”) that own hydro-electric projects on the Columbia River, 21.0% from other firm purchases and 37.1% from non-firm purchases.

     The following table shows PSE's electric energy supply resources at December 31, 2000, and energy production during the year:

                                 PEAK POWER RESOURCES
                                 AT DECEMBER 31, 2000       2000 ENERGY PRODUCTION
                               -------------------------- ---------------------------
                                                           KILOWATT-HOURS
                         KILOWATTS        %        (THOUSANDS)         %
------------------------------ ---------------- --------- ----------------- ---------
  Purchased resources:
    Columbia River
    PUD Contracts (Hydro)            1,393,000     28.3%         6,624,109     17.2%
    Other Hydro1                       542,882     11.1%         3,875,640     10.0%
    Other  Producers                 1,244,675     25.3%        18,526,154     48.1%
------------------------------ ---------------- --------- ----------------- ---------
  Total purchased                    3,180,557     64.7%        29,025,903     75.3%
------------------------------ ---------------- --------- ----------------- ---------
  Company-owned resources:
    Hydro                              310,700      6.3%         1,298,405      3.4%
    Coal                               680,000     13.8%         4,932,699     12.8%
    Natural gas/oil                    745,550     15.2%         3,271,282      8.5%
------------------------------ ---------------- --------- ----------------- ---------
  Total Company-owned                1,736,250     35.3%         9,502,386     24.7%
------------------------------ ---------------- --------- ----------------- ---------
  Total                              4,916,807    100.0%        38,528,289    100.0%
------------------------------ ---------------- --------- ----------------- ---------

1 Power received from other utilities is classified between hydro and other producers based on the character of the utility system used to supply the power or, if the power is supplied from a particular resource, the character of that resource.

COMPANY-OWNED ELECTRIC GENERATION RESOURCES

     PSE and other utilities are joint owners of four mine-mouth, coal-fired, steam-electric generating units at Colstrip, Montana, approximately 100 miles east of Billings, Montana. PSE owns a 50% interest (330,000 KW) in Units 1 and 2 and a 25% interest (350,000 KW) in Units 3 and 4. The owners of the Colstrip Units purchase coal for the Units from Western Energy Company (“Western Energy”), under the terms of long-term coal supply agreements.

     PSE owns a (160,000 KW) natural-gas fired cogeneration facility located near Bellingham, Washington, which was purchased from Encogen Northwest L.P. (“Encogen”) on November 1, 1999. PSE also has the following plants with an aggregate net generating capability of 896,250 KW: Upper Baker River hydro project (103,000 KW) constructed in 1959; Lower Baker River hydro project (71,400 KW) reconstructed in 1960; White River hydro plant (63,400 KW) constructed in 1911; Snoqualmie Falls hydro plant (45,500 KW), half the capability of which was installed during the period 1898 to 1910 and half in 1957; and one smaller hydro plant, Electron (27,400 KW), constructed during the period 1904 to 1929; a standby internal combustion unit (2,750 KW) installed in 1969; four dual-fuel combustion turbine units (89,100 KW each) installed during 1981; and two dual-fuel combustion turbine units (113,200 KW each) installed during 1984. During 2001, PSE will be installing two additional dual-fuel combustion turbines (53,000 KW each). All of these generating facilities, except the Colstrip, Montana plants, are located in PSE's service territory.

     On December 19, 1997, PSE was issued a 50-year license by FERC for its existing and operating White River project which includes authorization to install an additional 14,000 KW generating unit. PSE has filed for a rehearing with FERC on conditions of the license related to measures designed to enhance salmon runs on the White River, because those conditions may make the plant uneconomic to operate. On June 30, 1999, FERC issued a two-year stay in the license proceeding. This additional time allows PSE, state agencies, local governments and public interest groups to resolve common issues relating to the plant's continued operation and economics. The initial license for the existing and operating Snoqualmie Falls project expired in December 1993, and PSE continues to operate this project under a temporary license. PSE is continuing the FERC application process to relicense this project.

COLUMBIA RIVER ELECTRIC ENERGY SUPPLY CONTRACTS

     During 2000, approximately 17.2% of PSE's energy output was obtained at an average cost of approximately 11.4 mills per KWH through long-term contracts with several of the Washington PUDs owning hydro-electric projects on the Columbia River.

     PSE's purchases of power from the Columbia River projects is generally on a “cost of service” basis under which PSE pays a proportionate share of the annual debt service and operating and maintenance costs of each project in proportion to the amount of power annually purchased by PSE from such project. Such payments are not contingent upon the projects being operable. These projects are financed through substantially level debt service payments, and their annual costs may vary over the term of the contracts as additional financing is required to meet the costs of major maintenance, repairs or replacements or license requirements.

     PSE has contracted to purchase from Chelan County PUD (“Chelan”) a share of the output of the original units of the Rock Island Project which equaled 50% as of July 1, 1999 and remains unchanged thereafter for the duration of the contract which expires in 2012. PSE has also contracted to purchase the entire output of the additional Rock Island units for the duration of the contract, except that PSE's share of output of the additional units may be reduced up to 10% per year beginning July 1, 2000, subject to a maximum aggregate reduction of 50%, upon the exercise of rights of withdrawal by Chelan for use in its local service area. Chelan began withdrawing 5% of the additional units on July 1, 2000. As of December 31, 2000, PSE's aggregate annual capacity from all units of the Rock Island Project was 457,000 KW. PSE has contracted to purchase from Chelan 38.9% (505,000 KW as of December 31, 2000) of the annual output of the Rocky Reach Project, which percentage remains unchanged for the remainder of the contract which expires in 2011. PSE has contracted to purchase from Douglas County PUD 31.3% (261,000 KW as of December 31, 2000) of the annual output of the Wells Project, the percentage of which remains unchanged for the remainder of the contract which expires in 2018. PSE has contracted to purchase from Grant County PUD 8.0% (72,000 KW as of December 31, 2000) of the annual output of the Priest Rapids Project and 10.8% (98,000 KW as of December 31, 2000) of the annual output of the Wanapum Project, which percentages remain unchanged for the remainder of the contracts which expire in 2005 and 2009, respectively. (See Note 17 to the Consolidated Financial Statements.)

     The February 15, 2001 seasonal water supply forecast published by the National Weather Service indicated that the total forecasted runoff into the Grand Coulee reservoir for the period January – July 2001 would be only 61% of average. PSE therefore expects that total annual generation from the Mid-Columbia projects, and PSE's owned hydro-electric projects, will be below normal in 2001.

ELECTRIC ENERGY SUPPLY CONTRACTS AND AGREEMENTS WITH OTHER UTILITIES

     Under a 1985 settlement agreement relating to Washington Public Power Supply System (“WPPSS”) Nuclear Project No. 3, in which PSE had a 5% interest, PSE is entitled to receive from BPA beginning January 1, 1987, electric power during the months of November through April. Under the contract, PSE is guaranteed to receive not less than 191,667 MWH in each contract year until PSE has received total deliveries of 5,833,333 MWH. PSE expects the contract to be in effect until at least June 2008. Also pursuant to the 1985 settlement agreement, BPA has an option to request that PSE deliver up to 67 MW of exchange energy to BPA in all months except May, July and August through the remaining term of the agreement which is no earlier than June 2008. BPA exercised its option and PSE began delivering 59 MW of exchange energy in each month commencing in January 2001.

     On April 4, 1988, PSE executed a 15-year contract, with provisions for early termination by PSE, for the purchase of firm energy supply from Avista Corporation (formerly Washington Water Power Company). This agreement calls for the delivery of 100 MW of capacity and 657,000 MWH of energy from the Avista system annually (75 annual average MW). Minimum and maximum delivery rates are prescribed. Under this agreement, the energy is to be priced at Avista's average generation and transmission cost, subject to certain price ceilings. This contract expires on December 31, 2002.

     On October 27, 1988, PSE executed a 15-year contract for the purchase of firm power and energy from PacifiCorp. Under the terms of the agreement, PSE receives 120 average MW of energy and 200 MW of peak capacity. This contract expires on October 31, 2003.

     On November 23, 1988, PSE executed an agreement to purchase surplus firm power from BPA. Under the agreement, PSE receives 150 average MW of energy and 300 MW of peak capacity from BPA between October 1 and March 31 of each contract year. In 1997, PSE elected to terminate the agreement on June 30, 2001, the date that the purchase was to convert to a summer-winter exchange.

     On October 1, 1989, PSE signed a contract with The Montana Power Company under which Montana Power provides PSE, from its share of Colstrip Unit 4, 71 average MW of energy (94 MW of peak capacity) over a 21-year period. This contract expires December 2010.

     PSE executed an exchange agreement with Pacific Gas & Electric Company (“PG&E”) which became effective on January 1, 1992. Under the agreement, 300 MW of capacity together with 413,000 MWH of energy are exchanged seasonally every year on a unit for unit basis. No payments are made under this agreement. PG&E is a summer peaking utility and will provide power during the months of November through February. PSE is a winter peaking utility and will provide power during the months of June through September. Each party may terminate the contract for various reasons. In January 2001, PG&E did not meet all of its exchange delivery obligations to PSE due to resource shortfalls on the PG&E electrical system.

     In October 1997, a 10-year power exchange agreement between PSE and Powerex (a subsidiary of a British Columbia utility) became effective. Under this agreement Powerex pays PSE for the right to deliver power to PSE at the Canadian border in exchange for PSE delivering power to Powerex at various locations in the United States.

ELECTRIC ENERGY SUPPLY CONTRACTS AND AGREEMENTS WITH NON-UTILITIES

     As required by the federal Public Utility Regulatory Policies Act (“PURPA”), PSE entered into long-term firm purchased power contracts with non-utility generators. The most significant of these are the contracts described below which PSE entered into in 1989, 1990 and 1991 with operators of natural gas-fired cogeneration projects. PSE purchases the net electrical output of these three projects at fixed and annually escalating prices which were intended to approximate PSE's avoided cost of new generation projected at the time these agreements were made. PSE's estimated payments under these three contracts are $264 million for 2001, $244 million for 2002, $221 million for 2003, $229 million for 2004, $217 million for 2005 and in the aggregate, $1.4 billion thereafter through 2012. These payments reflect the Tenaska contract restructuring described below. On June 29, 1989, PSE executed a 20-year contract to purchase 70 average MW of energy and 80 MW of capacity, beginning October 11, 1991, from the March Point Cogeneration Company (“March Point”), which owns and operates a natural gas-fired cogeneration facility known as March Point Phase I, located at the Equilon refinery in Anacortes, Washington. On December 27, 1990, PSE executed a second contract (having a term coextensive with the first contract) to purchase an additional 53 average MW of energy and 60 MW of capacity, beginning in January 1993, from another natural gas-fired cogeneration facility owned and operated by March Point, which facility is known as March Point Phase II and is located at the Equilon refinery in Anacortes, Washington. On February 24, 1989, PSE executed a 20-year contract to purchase 108 average MW of energy and 123 MW of capacity, beginning in April 1993, from Sumas Cogeneration Company, L.P., which owns and operates a natural gas-fired cogeneration project located in Sumas, Washington.

     In December 1999, PSE bought out the remaining 8.5 years of one of the natural gas supply contracts serving Encogen from Cabot Oil & Gas Corporation which provided approximately 60% of the plant's natural gas requirements. PSE will become the replacement gas supplier to the project for 60% of the supply under the terms of the Cabot Agreement. The Washington Commission has issued an order creating a regulatory asset relating to the $12 million payment that requires PSE to accrue carrying costs on the unamortized balance over the first three years.

     On March 20, 1991, PSE executed a 20-year contract to purchase 216 average MW of energy and 245 MW of capacity, beginning in April 1994, from Tenaska Washington Partners, L.P., which owns and operates a natural gas-fired cogeneration project located near Ferndale, Washington. In December 1997 and January 1998, PSE and Tenaska Washington Partners entered into revised agreements in which PSE became the principal natural gas supplier to the project and power purchase prices under the Tenaska contract were revised to reflect market-based prices for the natural gas supply. PSE obtained an order from the Washington Commission creating a regulatory asset related to the $215 million restructuring payment. Under terms of the order, PSE is allowed to accrue as an additional regulatory asset one-half the carrying costs of the deferred balance over the first five years.

ELECTRIC RATES AND REGULATION

     The order approving the merger of Puget Sound Power & Light Company, Washington Energy Company and Washington Natural Gas Company (“Merger”), issued by the Washington Commission on February 5, 1997, contained a rate plan designed to provide a five-year period of rate certainty for customers and to provide PSE with an opportunity to achieve a reasonable return on investment. General electric tariff rates were stipulated to increase annually between 1.0% and 1.5% depending on rate class on January 1 of 1998 through 2000. Electric tariff rates for certain customers will increase by 1.5% in 2001. PSE has had no electric rate adjustment mechanism during the rate stability period to adjust for changes in electric energy supply costs or fuel costs. These variances may now significantly influence earnings. The rate stabilization period will end on December 31, 2001, at which time PSE will be allowed to file for changes in rates, if necessary.

       ELECTRIC UTILITY OPERATING STATISTICS

  YEAR ENDED ON DECEMBER 31                                     2000                   1999                  1998
----------------------------------------------------- --------------- ---------------------- ---------------------
  Operating revenues by classes (thousands):
----------------------------------------------------- --------------- ---------------------- ---------------------
    Residential                                             $587,780               $586,416              $540,549
    Commercial                                               476,052                457,339               431,752
    Industrial                                               292,975                169,508               180,959
    Other consumers                                           98,894                 37,562                42,952
----------------------------------------------------- --------------- ---------------------- ---------------------
    Operating revenues billed to consumers (1)             1,455,701              1,250,825             1,196,212
    Unbilled revenues - net increase (decrease)               66,700                 (9,541)                4,024
----------------------------------------------------- --------------- ---------------------- ---------------------
      Total operating revenues
      from consumers                                       1,522,401              1,241,284             1,200,236
    Sales to other utilities and marketers                 1,249,294                316,728               274,972
----------------------------------------------------- --------------- ---------------------- ---------------------
      Total operating revenues                            $2,771,695             $1,558,012            $1,475,208
----------------------------------------------------- --------------- ---------------------- ---------------------
  Number of customers (average):
    Residential                                              811,443                797,421               782,095
    Commercial                                                98,758                 96,769                94,118
    Industrial                                                 4,111                  4,224                 4,193
    Other                                                      1,548                  1,497                 1,437
----------------------------------------------------- --------------- ---------------------- ---------------------
      Total customers (average)                              915,860                899,911               881,843
----------------------------------------------------- --------------- ---------------------- ---------------------
  KWH generated, purchased and interchanged (thousands):
    Company generated                                      9,502,386              7,941,632             7,934,730
    Purchased power                                       28,907,317             26,716,328            24,231,978
    Interchanged power (net)                                 118,586                 19,650                91,230
----------------------------------------------------- --------------- ---------------------- ---------------------
      Total energy output                                 38,528,289             34,677,610            32,257,938
    Losses and company use                                (1,582,446)            (1,512,571)           (1,413,331)
----------------------------------------------------- --------------- ---------------------- ---------------------
      Total energy sales                                  36,945,843             33,165,039            30,844,607
----------------------------------------------------- --------------- ---------------------- ---------------------

1Operating revenues in 2000, 1999 and 1998 were reduced by $35.4 million, $43.8 million and $46.7 million , respectively, as a result of PSE's sale of $237.7 million of its investment in customer-owned conservation measures. (See “Operating Revenues” in Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements.)

(continued)

  YEAR ENDED ON DECEMBER 31                                     2000                     1999             1998
---------------------------------------------------- ---------------- ------------------ ----------------
  Electric energy sales, KWH (thousands):
---------------------------------------------------- ---------------- ------------------ ----------------
    Residential                                            9,810,393          9,861,791        9,313,652
    Commercial                                             7,677,032          7,482,280        7,191,164
    Industrial                                             4,026,344          3,980,246        4,072,722
    Other consumers                                          219,435            262,238          284,312
---------------------------------------------------- ---------------- ------------------ ----------------
       Total energy billed to consumers                   21,733,204         21,586,555       20,861,850
    Unbilled energy sales - net increase (decrease)          118,908          (155,023)           43,027
---------------------------------------------------- ---------------- ------------------ ----------------
       Total energy sales to consumers                    21,852,112         21,431,532       20,904,877
    Sales to other utilities and marketers                15,093,731         11,733,507        9,939,730
---------------------------------------------------- ---------------- ------------------ ----------------
       Total energy sales                                 36,945,843         33,165,039       30,844,607
---------------------------------------------------- ---------------- ------------------ ----------------
  Per residential customer:
    Annual use (KWH)                                          12,090             12,367           11,909
    Annual billed revenue                                    $745.44            $762.78          $721.09
    Billed revenue per KWH                                    $.0617             $.0617           $.0606
  Company-owned generation
    capability - KW:
    Hydro                                                    310,700            310,700          308,200
    Steam                                                    680,000            771,900          771,900
    Natural gas/oil                                          745,550            813,050          673,850
---------------------------------------------------- ---------------- ------------------ ----------------
       Total                                               1,736,250          1,895,650        1,753,950
---------------------------------------------------- ---------------- ------------------ ----------------
  Heating degree days                                          4,970              4,956            4,498
  Percent of normal of 30-year average                        100.9%             101.0%            91.6%
  Load factor                                                  62.2%              62.6%            52.6%

GAS UTILITY OPERATIONS

Gas Supply

     PSE currently purchases a blended portfolio of long-term firm, short-term firm, and non-firm gas supplies from a diverse group of major and independent producers and gas marketers in the United States and Canada. PSE also enters into short-term physical and financial derivative instruments to hedge the cost of gas to service its customers. All of PSE's gas supply is ultimately transported through Northwest Pipeline Corporation (“NPC”), the sole interstate pipeline delivering directly into the Western Washington area.

  PEAK FIRM GAS SUPPLY AT DECEMBER 31, 2000      DTH PER DAY         %
---------------------------------------------- -------------- ---------
  Purchased gas supply:
     British Columbia                                129,800      16.7
     Alberta                                          76,200       9.8
     United States                                    74,300       9.6
---------------------------------------------- -------------- ---------
  Total purchased gas supply                         280,300      36.1
---------------------------------------------- -------------- ---------
  Purchased storage capacity:
     Clay Basin                                       80,900      10.4
     Jackson Prairie                                  47,800       6.2
     LNG                                              71,100       9.1
---------------------------------------------- -------------- ---------
  Total purchased storage capacity                   199,800      25.7
---------------------------------------------- -------------- ---------
  Owned storage capacity:
     Jackson Prairie                                 266,400      34.3
     Propane-Air Injection                            30,000       3.9
---------------------------------------------- -------------- ---------
  Total owned storage capacity                       296,400      38.2
---------------------------------------------- -------------- ---------
  Total peak firm gas supply                         776,500     100.0
---------------------------------------------- -------------- ---------
All peak firm gas supplies and storage are connected to PSE's market with firm transportation capacity.

For baseload and peak-shaving purposes, PSE supplements its firm gas supply portfolio by purchasing natural gas at generally lower prices in summer, injecting it into underground storage facilities and withdrawing it during the winter heating season. Storage facilities at Jackson Prairie in Western Washington and at Clay Basin in Utah are used for this purpose. Peaking needs are also met by using PSE owned gas held in NPC's liquefied natural gas ("LNG") facility at Plymouth, Washington, and by producing propane-air gas at a plant owned by PSE and located on its distribution system.

In 1998, PSE took assignment from Cascade Natural Gas of a Peaking Gas Supply Service contract whereby PSE can divert up to 48,000 Dekatherms per day (one Dekatherm, or "Dth", is equal to one million British thermal units or "MMBtu" per day) of gas supply away from the Tenaska Cogeneration Facility and toward the core gas load by causing Tenaska to operate its facility on distillate fuel and paying any additional costs of such operation.

PSE expects to meet its firm peak-day requirements for residential, commercial and industrial markets through its firm gas purchase contracts, firm transportation capacity, firm storage capacity and other firm peaking resources. PSE believes it will be able to acquire incremental firm gas supply resources that are reliable and reasonably priced, to meet anticipated growth in the requirements of its firm customers for the foreseeable future.

Gas Supply Portfolio

For the 2000-2001 winter heating season, PSE has contracted for approximately 16.7% of its expected peak-day gas supply requirements from sources originating in British Columbia under a combination of long-term and winter-peaking purchase agreements. Long-term gas supplies from Alberta represent approximately 9.8% of the peak-day requirements. Long-term and winter peaking arrangements with U.S. suppliers and gas stored at Clay Basin make up approximately 20.0% of the peak-day portfolio. The balance of the peak-day requirements is expected to be met with gas stored at Jackson Prairie, LNG held at NPC's Plymouth facility and propane-air resources, which represent approximately 40.5%, 9.1% and 3.9%, respectively, of expected peak-day requirements.

During 2000, approximately 50% of gas supplies purchased by PSE originated from British Columbia while 19% originated in Alberta and 31% originated in the United States.

The current firm, long-term gas supply portfolio consists of arrangements with 16 producers and gas marketers, with no single supplier representing more than 16% of expected peak-day requirements. Contracts have remaining terms ranging from less than one-year to 11 years, with an average term of two-years. All gas supply contracts contain market-sensitive pricing provisions based on several published indices.

PSE's firm gas supply portfolio is structured to capitalize on regional price differentials when they arise. Gas and services are marketed outside PSE's service territory ("off-system sales") whenever on-system customer demand requirements permit. The geographic mix of suppliers and daily, monthly and annual take requirements permit a high degree of flexibility in selecting gas supplies during off-peak periods to minimize costs.

Gas Transportation Capacity

PSE currently holds firm transportation capacity on pipelines owned by NPC and PG&E Gas Transmission-Northwest ("PGT"). Accordingly, PSE pays fixed monthly demand charges for the right, but not the obligation, to transport specified quantities of gas from receipt points to delivery points on such pipelines each day for the term or terms of the applicable agreements.

PSE holds firm capacity on NPC's pipeline totaling 454,533 Dth per day, acquired under several agreements at various times. PSE has exchanged certain segments of its firm capacity with third parties to effectively lower transportation costs. PSE's firm transportation capacity contracts with NPC have remaining terms ranging from four to 15.5 years. However, PSE has either the unilateral right to extend the contracts under their current terms or the right of first refusal to extend such contracts under current FERC orders. PSE's firm transportation capacity on PGT's pipeline, totaling 90,392 Dth per day, has a remaining term of 23 years.

Gas Storage Capacity

PSE holds storage capacity in the Jackson Prairie and Clay Basin underground gas storage facilities adjacent to NPC's pipeline. The Jackson Prairie facility, operated and one-third owned by PSE, is used primarily for intermediate peaking purposes, able to deliver a large volume of gas over a relatively short time period. Combined with capacity contracted from NPC's one-third stake in Jackson Prairie, PSE has peak, firm delivery capacity of over 340,000 Dth per day and total firm storage capacity exceeding 7,500,000 Dth at the facility. The location of the Jackson Prairie facility in PSE's market area provides significant cost savings by reducing the amount of annual pipeline capacity required to meet peak-day gas requirements.

The Clay Basin storage facility is supply area storage and is withdrawn over the entire winter, capturing savings due to injecting lower cost gas supplies during the summer. PSE has maximum firm withdrawal capacity of over 100,000 Dth per day from the facility with total storage capacity exceeding 13,000,000 Dth. The capacity is held under two contracts with remaining terms of 13 and 19 years.

LNG and Propane-Air Resources

LNG and propane-air resources provide gas supply on short notice for short periods of time. Due to their typically high cost, these resources are normally utilized as the supply of last resort in extreme peak-demand periods typically lasting a few hours or days. PSE has long-term contracts for storage of approximately 250,000 Dth of Company-owned gas as LNG at NPC's Plymouth facility, which equates to approximately three and one-half days' supply at maximum daily deliverability of 72,000 Dth. PSE owns storage capacity for approximately 1.4 million gallons of propane. The propane-air injection facilities are capable of delivering the equivalent of 30,000 Dth of gas per day for up to four days directly into PSE's distribution system.

Capacity Release

FERC provided a capacity release mechanism as the means for holders of firm pipeline and storage entitlements to temporarily relinquish unutilized capacity to others in order to recoup all or a portion of the cost of such capacity. Capacity may be released through several methods including open bidding and by pre-arrangement. PSE continues to successfully mitigate a portion of the demand charges related to both storage and NPC and PGT pipeline capacity not utilized during off-peak periods. WNG CAP I, a wholly-owned subsidiary of PSE, was formed to provide additional flexibility and benefits from capacity release. Capacity release benefits are passed on to customers through the PGA.

Gas Rates and Regulation

The order approving the Merger, issued by the Washington Commission on February 5, 1997, contains a rate plan which provided unchanged rates for all classes of natural gas customers until January 1, 1999, when rates decreased by approximately $2.3 million annually.

As a result of sharp increases in gas costs during 2000, PSE filed two PGA and deferral amortization filings with the Washington Commission which were approved. The PGA filings allow PSE to recover expected increases in annual gas costs and deferral amortization filings allow PSE to recover prior period gas cost undercollection. As a result, gas rates to all sales customers increased by an average of 30.2% on August 1, 2000 and 26.4% again on January 12, 2001.

On June 25, 1998, PSE received approval from the Washington Commission to begin a new performance-based mechanism for strengthening its gas-supply purchasing and gas-storage practices. The PGA Incentive Mechanism, which encourages competitive gas purchasing and management of pipeline and storage-capacity, became effective July 1, 1998. Incentive gains and losses from the three-year program are shared between customers and shareholders. After the first $0.5 million, which is allocated to customers, gains and losses are shared 40%/60% between PSE and customers up to $26.5 million, and 33%/67% thereafter. Gains or losses are determined relative to a weighted average index which is reflective of PSE's gas supply and transportation contract costs. PSE's share of incentive gains under the PGA Incentive Mechanism in 2000, 1999 and 1998 was approximately $7.5 million, $7.2 million and $1.1 million, respectively while customers received approximately $11.7 million, $11.3 million and $2.0 million of the benefits, respectively. On December 27, 2000, in accordance with the Order issued regarding the PGA Incentive Mechanism, PSE submitted a letter to the Washington Commission providing notice of its intent to seek a continuance of the mechanism after the three-year period ends on June 30, 2001.

GAS UTILITY OPERATING STATISTICS
  Twelve Months Ended December 31                                    2000        1999         1998
----------------------------------------------------- -------------------- ----------- ------------
  Operating revenues by classes (thousands):
  Regulated utility sales:
    Residential sales                                            $372,900    $296,032     $253,169
    Commercial firm sales                                         144,046     113,058       96,116
    Industrial firm sales                                          27,832      21,724       18,557
    Interruptible sales                                            44,485      30,404       22,190
    Transportation services                                        12,137      13,117       14,211
    Other                                                          10,911      11,153       12,308
----------------------------------------------------- -------------------- ----------- ------------
      Total gas operating revenues                               $612,311    $485,488     $416,551
----------------------------------------------------- -------------------- ----------- ------------
  Customers, average number served:
    Residential                                                   532,333     509,384      486,553
    Commercial firm                                                44,817      43,567       42,273
    Industrial firm                                                 2,863       2,879        2,850
    Interruptible                                                     835         873          940
    Transportation                                                     98         103          123
----------------------------------------------------- -------------------- ----------- ------------
      Total customers (average)                                   580,946     556,806      532,739
----------------------------------------------------- -------------------- ----------- ------------
  Gas volumes (thousands of therms):
    Residential sales                                             517,561     507,978      444,611
    Commercial firm sales                                         221,170     221,804      193,765
    Industrial firm sales                                          48,348      48,422       42,737
    Interruptible sales                                           103,446      93,791       72,115
    Transportation volumes                                        204,035     236,704      254,368
----------------------------------------------------- -------------------- ----------- ------------
      Total gas volumes                                         1,094,560   1,108,699    1,007,596
----------------------------------------------------- -------------------- ----------- ------------
  Working-gas volumes in storage at year end  (thousands of therms):
      Jackson Prairie                                              67,827      60,673       37,683
      Clay Basin                                                   28,275      37,281       58,827
  Average use per customer (therms):
    Residential                                                       972         997          914
    Commercial firm                                                 4,935       5,091        4,584
    Industrial firm                                                16,887      16,819       14,995
    Interruptible                                                 123,888     107,435       76,718
    Transportation                                              2,081,989   2,298,097    2,068,033
(continued from prior page)
  TWELVE MONTHS ENDED DECEMBER 31              2000       1999       1998
----------------------------------------- ---------- ---------- ----------
  Average revenue per customer:
    Residential                             $   701     $  581     $  520
    Commercial firm                           3,214      2,595      2,274
    Industrial firm                           9,721      7,546      6,511
    Interruptible                            53,275     34,827     23,606
    Transportation                          123,846    127,350    115,537
  Average revenue per therm (cents):
    Residential                                72.0       58.3       56.9
    Commercial firm                            65.1       51.0       49.6
    Industrial firm                            57.6       44.9       43.4
    Interruptible                              43.0       32.4       30.8
      Average sales to gas customers           66.2       52.9       51.8
    Transportation                              5.9        5.5        5.6

  Weather - degree days                       4,970      4,956      4,498
    Percent of normal (30-year average)      100.9%     101.0%      91.6%

ENERGY CONSERVATION

     PSE offers programs designed to help new and existing customers use energy efficiently. The primary emphasis is to provide information and technical services to enable customers to make energy-efficient choices with respect to building design, equipment and building systems, appliance purchases and operating practices.

     Since May 1997, PSE has recovered electric energy conservation expenditures through a tariff rider mechanism. The rider mechanism allows PSE to defer the conservation expenditures and amortize them to expense as PSE concurrently collects the conservation expenditures in rates over a one-year period. As a result of the rider, there is no effect on earnings per share.

     Since 1995, PSE has been authorized by the Washington Commission to defer gas energy conservation expenditures and recover them through a tariff tracker mechanism. The tracker mechanism allows PSE to defer conservation expenditures and recover them in rates over the subsequent year. The tracker mechanism also allows PSE to recover an Allowance for Funds Used to Conserve Energy (AFUCE) on any outstanding balance that is not being recovered in rates.

ENVIRONMENT

     Puget Energy's operations are subject to environmental regulation by federal, state and local authorities. Due to the inherent uncertainties surrounding the development of federal and state environmental and energy laws and regulations, Puget Energy cannot determine the impact such laws may have on its existing and future facilities. (See Note 17 to the Consolidated Financial Statements for further discussion of environmental sites.)

Federal Clean Air Act Amendments of 1990

     PSE has an ownership interest in coal-fired, steam-electric generating plants at Colstrip, Montana, which are subject to the federal Clean Air Act Amendments of 1990 (“CAAA”) and other regulatory requirements.

     The Colstrip Projects met the sulfur dioxide limits of the CAAA in Phase I (1995). All four units at the Colstrip Project, operated by PPL Global, LLC, meet Phase II emission limits. PSE owns combustion turbine units, most of which are capable of being fueled by natural gas or oil. The nature of these units provides operational flexibility in meeting air emission standards.

     There is no assurance that in the future environmental regulations affecting sulfur dioxide or nitrogen oxide emissions may not be further restricted, or that restrictions on emissions of carbon dioxide or other combustion byproducts may not be imposed.

Federal Endangered Species Act

     In November 1991, the National Marine Fisheries Service (“NMFS”) listed the Snake River Sockeye salmon as an endangered species pursuant to the federal Endangered Species Act (“ESA”). Since the Sockeye salmon listing, the Snake River fall and spring/summer Chinook salmon have also been listed as threatened. In response to the listings, a team of experts was formed to develop a plan for the recovery needs of these species. In 1995, the NMFS issued a biological opinion that has significantly changed the operation of the Federal Columbia River Power System.

     The plans developed by NMFS affect the Mid-Columbia projects from which PSE purchases power on a long-term basis, and will further reduce the flexibility of the regional hydro-electric system. Although the full impacts are unknown at this time, the plan developed by NMFS shifts an amount of PSE's generation from the Mid-Columbia projects from winter periods into the spring when it is not needed for system loads, and will increase the potential for spill and loss of generation at the Mid-Columbia projects.

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

     The proposed listings of Puget Sound Chinook salmon and spring Chinook salmon for the upper Columbia River were approved in March 1999. The listing of spring Chinook salmon for the upper Columbia River should not result in markedly differing conditions for operations from previous listings in the area. However, Puget Sound has not experienced ESA listing to date, and listing of Puget Sound Chinook salmon could cause a number of changes to operations of governmental agencies and private entities in the region, including PSE. These changes may adversely affect hydro plant operations and permit issuance for facilities construction, and increase costs for process and facilities. Because PSE relies substantially less on hydro-electric energy from the Puget Sound area than from the Mid-Columbia River and because the impact on PSE operations in the Puget Sound area is not likely to impair significant generating resources, the impact of listing for Puget Sound Chinook salmon should be proportionately less than the Columbia River listings. PSE is actively engaging the federal agencies to address ESA issues for PSE's generating plants. The consultation with the federal agencies is ongoing.

EXECUTIVE OFFICERS AT DECEMBER 31, 2000

     The following table sets forth information about the executive officers of Puget Energy and PSE, as of December 31, 2000. Unless otherwise indicated, all positions and offices listed are at PSE. Officers of both Puget Energy and PSE are elected for one-year terms.

  NAME               AGE    OFFICES
------------------ ------ --------------------------------------------------------------------------------
  W. S. Weaver       56     President and Chief Executive Officer of Puget Energy since 2000; President and Chief Executive Officer of PSE since January 1998; President of PSE, May
                            1997-January 1998; Vice Chairman and Chairman of Unregulated Subsidiaries of
                            PSE, February 1997-May 1997; Executive Vice President and Chief Financial
                            Officer of PSE 1991-1997; Director of PSE since 1991.
  J. W. Eldredge     50     Corporate Secretary and Chief Accounting Officer of Puget Energy since 2000;
                            Chief Accounting Officer of PSE since 1994; Corporate Secretary and
                            Controller of PSE since 1993; Controller of PSE since 1988.
  D. E. Gaines       43     Treasurer since 1994; Director Strategic Planning 1992-1994; Manager
                            Financial Planning 1986-1992. Mr. Gaines is the brother of W. A. Gaines,
                            Vice President Energy Supply.
  W. A. Gaines       45     Vice President Energy Supply since February 1997; Manager Power Management
                            1996-1997; Manager Operations Planning 1986-1996. Mr. Gaines is the brother of D. E. Gaines, Treasurer.
  D. A. Graham       60     Vice President Human Resources since April 1998; Director Human Resources
                            1989-1998.
  P. A. Gullekson    54     Vice President Customer Services since March 2000; Director of Customer
                            Service 1998-2000; Manager Customer Service 1997-1998; Director New Customer
                            Construction 1995-1997.
  R. L. Hawley       51     Vice President and Chief Financial Officer of Puget Energy since 2000; Vice
                            President and Chief Financial Officer of PSE since March 1998. For more than five years prior to that time, he was a partner with the accounting firm of
                            PricewaterhouseCoopers LLP.
  T. J. Hogan        49     Vice President External Affairs since January 2000; Vice President Systems
                            Operations 1997-2000; Washington Energy Company positions held: Executive
                            Vice President and Chief Operating Officer 1995-1997; Vice President Supply,
                            Administration and Corporate Secretary 1994-1995; Vice President Legal and
                            Corporate Secretary 1991-1994.
  S. A. McKeon       54     Vice President and General Counsel of Puget Energy since 2000, Vice
                            President and General Counsel of PSE since June 1997. For more than five years prior to that time he was a partner with the law firm of Perkins Coie
                            LLP.
  S. McLain          44     Vice President Operations - Delivery since June 1999; Vice President
                            Corporate Performance 1997-1999; Director Planning and Work Practices 1997;
                            various positions in Human Resources, Operations, Customer Service and
                            Strategic Planning 1988-1997.
  G. B. Swofford     59     Vice President and Chief Operating Officer - Delivery since June 1999; Vice
                            President Customer Operations 1997-1999; Senior Vice President Customer
                            Operations 1994-1997; Vice President Divisions and Customer Services
                            1991-1994; Vice President Rates and Customer Programs 1986-1991.
  P. M. Wiegand      48     Vice President Risk Management and Strategic Planning since September 2000;
                            Director of Budgets and Performance Management 1999-2000; Director of
                            Information Technology 1997-1999; Director of Corporate Projects 1995-1997.

ITEM 2. PROPERTIES

The principal electric generating plants and underground gas storage facilities owned by PSE are described under Item 1 - "Business - Electric Utility Operations and Gas Utility Operations." PSE owns its transmission and distribution facilities and various other properties. Substantially all properties of PSE are subject to the liens of PSE's Mortgage Indentures.

ITEM 3. LEGAL PROCEEDINGS

See Note 17 to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Puget Energy's common stock, the only class of common equity of Puget Energy, is traded on the New York Stock Exchange under the symbol PSD. As of January 31, 2001, there were 50,950 holders of record of Puget Energy's common stock. The outstanding shares of PSE's common stock, the only class of common equity of PSE, are held by Puget Energy and are not traded.

The following table shows the market price range of, and dividends paid on, PSE's common stock during the periods indicated. PSE has paid dividends on its common stock each year since 1943 when such stock first became publicly held. Puget Energy became the holding company for PSE on January 1, 2001 pursuant to a plan of exchange in which each share of PSE common stock was exchange on a one-for-one basis for Puget Energy common stock.

                             2000                                         1999
-----------------------------------------------------------------------------------------------

                       PRICE RANGE           DIVIDENDS          PRICE RANGE           DIVIDENDS

  QUARTER ENDED    HIGH         LOW             PAID        HIGH          LOW           PAID
-----------------------------------------------------------------------------------------------
  March 31         24 1/8       18 15/16        $.46        28-3/8        22-15/16      $.46
  June 30          24 13/16     21  5/16        $.46        26-3/8        23-1/8        $.46
  September 30     26  3/16     21 7/8          $.46        24-1/2        21-3/4        $.46
  December 31      28           23 1/8          $.46        23-1/4        18-3/4        $.46

     Beginning in 2001, dividends on Puget Energy's common stock will depend primarily on the dividends and other distributions that PSE and other subsidiaries will pay to Puget Energy and the capital requirements of Puget Energy and its subsidiaries.

     PSE's payment of common stock dividends to Puget Energy is restricted by provisions of certain covenants applicable to preferred stock and long-term debt contained in PSE's Articles of Incorporation and electric and gas mortgage indentures. Under the most restrictive covenants, earnings reinvested in the business unrestricted as to payment of cash dividends were approximately $228 million at December 31, 2000. (See Note 7 to the Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

     The following table shows selected financial data for PSE. Puget Energy became the holding company for PSE on January 1, 2001 pursuant to a plan of exchange in which each share of PSE common stock was exchanged on a one-for-one basis for Puget Energy common stock.

(Dollars in thousands except per share data)

  YEAR ENDED DECEMBER 31                        2000         1999         1998         1997         1996
---------------------------------------- ------------ ------------ ------------ ------------ ------------
Operating revenue                         $3,441,672   $2,066,630   $1,923,856   $1,681,528   $1,652,265
Operating income                             363,872      310,132      295,098      210,638      282,876
  Income from continuing
    operations                               193,831      185,567      169,612      125,698      167,351
  Income for common stock from
    continuing operations                    184,837      174,502      156,609      108,363      145,170

  Basic and diluted earnings
    per common share from
    continuing operations (Note 1 to the        2.16         2.06         1.85         1.28         1.72
       financial statements)
  Dividends per common share                    1.84         1.84         1.84         1.78         1.67
  Book value per common share                  16.61        16.24        16.00        16.06        16.31
---------------------------------------- ------------ ------------ ------------ ------------ ------------
  Total assets at year-end                $5,556,669   $5,145,606   $4,709,687   $4,493,306   $4,230,855
  Long-term obligations                    2,170,797    1,783,139    1,475,106    1,412,153    1,166,601
  Redeemable preferred stock                  58,162       65,662       73,162       78,134       87,839
  Corporation obligated,
    mandatorily redeemable
    preferred securities of
    subsidiary trust holding
    solely junior subordinated
    debentures of the
    corporation                              100,000      100,000      100,000      100,000           --
---------------------------------------- ------------ ------------ ------------ ------------ ------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes some forward-looking statements that involve risks and uncertainties. Words such as “estimates,” “expects,” “anticipates,” “plans,” and similar expressions identify forward-looking statements involving risks and uncertainties. Those risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric and gas industries and the outcome of regulatory proceedings related to that restructuring. The ultimate impacts of both increased competition and the changing regulatory environment on future results are uncertain, but are expected to fundamentally change how Puget Energy and PSE conduct their business. The outcome of these changes and other matters discussed below may cause future results to differ materially from historic results, or from results or outcomes currently expected or sought by Puget Energy and PSE.

     Puget Energy was established as the holding company for PSE on January 1, 2001 pursuant to a plan of exchange in which each share of PSE common stock was exchanged on a one-for-one basis for Puget Energy common stock. The following discussion and analysis relates to the accompanying consolidated financial statements and the notes thereto and should be read in conjunction with the financial statements and notes. The financial statements include the accounts of PSE and all wholly-owned subsidiaries and, therefore, also represents the consolidated financial statements of Puget Energy.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net income in 2000 was $193.8 million on operating revenues of $3.4 billion, compared to $185.6 million on operating revenues of $2.1 billion in 1999 and $169.6 million on operating revenues of $1.9 billion in 1998. Income for common stock was $184.8 million in 2000, compared to $174.5 million in 1999 and $156.6 million in 1998.

     Basic and diluted earnings per share in 2000 were $2.16 on 85.4 million weighted average common shares outstanding compared to $2.06 on 84.6 million weighted average common shares outstanding in 1999 and $1.85 on 84.6 million weighted average common shares outstanding in 1998.

     Net income in 2000 was positively impacted by an increase in margins related to electric and gas operations. Net income in 1999 was positively impacted by net gains of approximately $7.8 million or $0.09 per share from non-utility operations. The $0.09 per share included gains from the sale of Homeguard Security Services, Inc., a wholly-owned subsidiary, and PSE's common stock investment in Cabot Oil & Gas Corporation. These gains were offset in part by losses related to sales of non-core assets and gas transportation contracts, establishing reserves for two proposed small hydro-electric projects by Hydro Energy Development Corp. and costs of ConneXt exiting certain product lines.

     Total kilowatt-hour sales to ultimate consumers in 2000 were 21.9 billion compared with 21.4 billion in 1999 and 20.9 billion in 1998. Kilowatt-hour sales to wholesale customers were 15.1 billion in 2000, 11.7 billion in 1999 and 9.9 billion in 1998.

     Total gas volumes, including gas sales, service and transportation, were 1,095 million therms in 2000, 1,109 million therms in 1999 and 1,008 million therms in 1998.

  Increase (Decrease) Over Preceding Year
  Years Ended December 31
  (DOLLARS IN MILLIONS)                                    2000      1999
----------------------------------------------------- ---------- ---------
  Operating revenues:
    General rate increases                               $ 16.9     $17.3
    BPA Residential Purchase and Sale Agreement           (3.3)     (4.8)
    Electric sales to other utilities and marketers       932.6      41.8
    Electric revenue sold at index rates                  184.9     (12.4)
    Electric revenue sold to conservation trust             8.4       2.9
    Electric load and other changes                        74.2      38.1
    Gas revenue change                                    126.8      68.9
    InfrastruX revenues                                    45.0        --
    Other revenues                                        (11.8)     (7.7)
----------------------------------------------------- ---------- ---------
       Total operating revenue changes                  1,373.7     144.1
----------------------------------------------------- ---------- ---------
  Operating expenses:
    Energy costs:
      Purchased electricity                               986.5      28.0
      Residential exchange                                 (2.0)     16.6
      Purchased gas                                       112.9      44.2
      Electric generation fuel                            123.6       2.9
    Utility operations and maintenance                      (.6)      9.0
    InfrastruX operations and maintenance                  41.4        --
    Other operations and maintenance                       (8.0)     (2.9)
    Depreciation and amortization                          20.8      10.1
    Conservation amortization                              (1.0)      1.6
    Taxes other than federal income taxes                  23.1      19.7
    Federal income taxes                                   21.0       2.2
----------------------------------------------------- ---------- ---------
       Total operating expense changes                  1,317.7     131.4
----------------------------------------------------- ---------- ---------
  Other income                                            (23.0)     15.0
  Interest charges                                         24.7      11.7
----------------------------------------------------- ---------- ---------
  Net income changes                                      $ 8.3    $ 16.0
----------------------------------------------------- ---------- ---------

     The following information pertains to the changes outlined in the table above:

Operating Revenues - Electric

     Electric operating revenues increased $16.9 million and $17.3 million in 2000 and 1999, respectively, when compared to the prior years due to overall average 1.2% general rate increases effective January 1, 2000 and January 1, 1999.

     Electric revenues in 2000 increased significantly due to increased prices related to electric energy sales to other utilities and marketers and sales to customers whose rates are tied to a market index. Several factors, including unfavorable hydro conditions, unscheduled outages of generating facilities in California, and increased consumer demand have raised wholesale market prices on the West Coast to unprecedented levels beginning in the second half of 2000. PSE, to date, has protected its core customers from the negative impact of the volatile West Coast power markets through its effective management of its energy supply resources and its efficient operation of its distribution system.

     On December 12, 2000, certain industrial customers who receive electric service under a market index-based tariff filed a complaint with the Washington Commission seeking emergency relief from this tariff. These and other industrial customers had demanded the market index-based tariff in return for supporting PSE's 1997 merger with Washington Natural Gas Company. On December 13, 2000, PSE filed a petition requesting that PSE be allowed to defer and recover any lost revenue resulting from any relief granted to these customers.

     The Washington Commission held a number of hearings on this subject and on January 22, 2001, while concluding no emergency relief was warranted, ordered continued hearings as to whether and how some relief in the form of a “soft” price cap could be temporarily put in place for these customers. PSE immediately filed testimony with the Washington Commission detailing the significant adverse financial impact of such a proposal at rate cap levels being contemplated ($125 to $150 per megawatt hour). PSE also filed suit in King County Superior Court against certain of the customers seeking damages for their attempt to void their agreements to buy electricity under the market index-based tariffs.

     Subsequent to those actions, the Washington Commission suspended the hearings to allow all parties to work on a settlement. The settlement proposal, which currently is being finalized in writing, would result in a significant portion of the industrial loads in question (in excess of 250 average megawatts) being expected to purchase electricity from other suppliers and in return give up any rights to PSE's embedded cost resources. Customers representing a small portion of the load (approximately 25 average megawatts) have the opportunity to transfer to a tariff with a new “small customer” rate schedule. It is expected that the settlement proposal will be submitted to the Washington Commission in March 2001.

     Electric revenues in 2000 and 1999 were reduced because of the credit that PSE received through the Residential Purchase and Sale Agreement with the Bonneville Power Administration (“BPA”). This agreement enables PSE's residential and small farm customers to receive the benefits of lower-cost federal power. On January 29, 1997, PSE and the BPA signed a Residential Exchange Termination Agreement. The Termination Agreement ends PSE's participation in the Residential Purchase and Sale Agreement with BPA. As part of the Termination Agreement, PSE will receive payments by the BPA of approximately $235 million over an approximately five-year period ending June 2001. These payments are recorded as a reduction of purchased electricity expenses. Under the rate plan approved by the Washington Commission in its merger order, PSE will continue to reflect, in customers' bills, the level of Residential Exchange benefits in place at the time of the merger. Over the remainder of the Residential Exchange Termination Agreement from January 2001 through June 2001, it is projected that PSE will credit customers approximately $34.3 million more than it will receive from BPA.

     The allocation of future benefits of low-cost federal power, for the five-year BPA rate plan period 2001 to 2006, will be decided as part of a current BPA rate case process. In May 2000, the BPA published an initial Record of Decision in its Subscription process. BPA allocated benefits intended to be equivalent to 1900 average MW of cost-based federal power to the residential and small farm customers of the Pacific Northwest investor-owned utilities (“IOUs”). The regional Public Utility Commissions in turn recommended an allocation of the benefits among the IOUs, with PSE's proposed annual share equal to 700 average MW of benefits over the five-year period October 2001 through September 2006. In August 2000, the BPA determined that certain aspects of its initial Record of Decision would be revisited in its power rate case that is expected to continue through May 2001. On October 30, 2000, PSE signed a five-year contract with the BPA (as required by BPA's Subscription timeline) for receipt of the federal power benefits allocated by the Subscription and Commission processes. The contract describes the form (power and cash) of the 700 average MW benefits to be provided, and provides PSE a right to terminate the contract upon completion of BPA's rate case. The results of the case will affect the value of benefits actually received by PSE and other Northwest IOUs from the Subscription benefits allocation process.

     Electric revenues in 2000 and 1999 were reduced by $35.4 million and $43.8 million, respectively, when compared to prior years as a result of PSE's sale of revenues associated with $237.7 million of its investment in conservation assets to grantor trusts. The revenue decrease represents the portion of rate revenues that were sold and forwarded to the trusts. The impact of this revenue decrease, however, was offset by related reductions in other utility operations and maintenance and interest expenses.

     To meet customer demand, PSE's power supply portfolio includes net purchases of power under long-term supply contracts. However, depending principally upon streamflow available for hydro-electric generation and weather effects on customer demand, from time to time, PSE may have surplus power available for sale to wholesale customers. In addition, PSE has increased its wholesale surplus power business in order to manage its core energy portfolio through short and intermediate-term purchases, sales, arbitrage and other risk management techniques. PSE has a Risk Management Committee which oversees energy price risk matters. Sales to other utilities and marketers increased $932.6 million and $41.8 million in 2000 and 1999, respectively, compared to the prior years due primarily to an increase in sales volumes and, for 2000, large increases in wholesale power prices.

     PSE operates within the western wholesale market and has made sales into the California energy market. At December 31, 2000, PSE's current receivables from the California Independent System Operators (CAISO) and other counterparties, net of reserves, is $41.8 million.

Operating Revenues – Gas

     Regulated gas utility revenues in 2000 increased by $126.8 million from the prior year on a 2.1% increase in gas volumes sold. Total gas volumes, including transported gas, decreased 1.3% in 2000 from 1999. The primary reason for the increase in gas sales was the higher natural gas prices which are passed through to customers in the Purchased Gas Adjustment (“PGA”). Increases under the PGA were effective November 1, 1999 and August 1, 2000. As a result of the PGA increases, gas rates to all sales customers increased by an average of 16% on November 1, 1999 and 30.2% on August 1, 2000. A larger percentage of firm gas sales with higher prices and less transportation volumes in 2000 when compared to last year also contributed to increased revenues. Utility gas margin (the difference between gas revenues and gas purchases) increased by $6.1 million, or 2.8%, in 2000 over 1999.

     Regulated gas utility sales revenue in 1999 increased by $68.9 million from the prior year on a 15.8% increase in gas volumes sold. Total gas volumes, including transported gas, increased 10% in 1999 from 1998.

Other Revenues

     InfrastruX provided total operating revenues of $45.0 million in 2000 from the acquisitions they made in the third quarter. PSE's other revenues decreased $11.8 million in 2000 compared to 1999 primarily due to decreased revenues at PSE's real estate investment and development subsidiary, Puget Western, Inc., and the sale of a wholly-owned subsidiary, Homeguard Security Services, Inc. in 1999. Other revenues decreased $7.7 million in 1999 compared to 1998 due primarily to decreased revenues at PSE's customer information and billing software development and marketing subsidiary, ConneXt.

Operating Expenses

     Purchased electricity expenses increased $986.5 million in 2000 when compared to 1999 and $28.0 million in 1999 when compared to 1998. The increase in 2000 was due primarily to greater volumes and much higher prices for non-firm power purchases from other utilities and marketers due to skyrocketing prices in the volatile West Coast power market. The increase in 1999 was due primarily to an increase in secondary power purchases from other utilities and marketers, the increased load due to temperatures that averaged near normal as compared to warmer than normal in 1998, and the increase in electric customers in 1999 compared to 1998.

     The Colstrip Unit 4 generating plant, located in eastern Montana, went out of service on September 3, 2000, because of cracks discovered in the generator shaft. The unit, which PSE owns in part and buys power from in part, provides 225 MW of capacity and energy. It went back into service the weekend of October 21, 2000. Loss of power from this unit increased PSE's cost of power and reduced energy margins. The 2000 increases were partially offset by a reduction in purchased electricity expenses related to the purchase of the 160-megawatt Encogen electric cogeneration plant in November 1999. This reduction in purchased electricity expenses was offset in part by increases in fuel, operations and maintenance, and depreciation and interest expenses related to Encogen. Prior to the purchase, PSE was obligated to purchase the net output of the plant under a 1990 power purchase contract.

     Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA increased $2.0 million in 2000 when compared to 1999, due to the terms set out in the 1997 Residential Exchange Termination Agreement discussed in “Operating Revenues – Electric”. Residential exchange credits decreased $16.6 million in 1999 when compared to 1998, also as a result of the Termination Agreement. Residential exchange credits received in 2000 were $41.0 million and are estimated to be $27.0 million in 2001. (See discussion of the Residential Purchase and Sale Agreement under “Operating Revenues – Electric”.)

     Purchased gas expenses increased $112.9 million in 2000 compared to 1999 primarily due to the impact of increased gas costs, which are passed through to customers through the PGA mechanism, and a 2.1% increase in sales volumes. Purchased gas expenses increased $44.2 million in 1999 compared to 1998 due to both the increased volumes of purchases as a result of higher heating load and the increase in gas service customers. Purchased gas expenses also increased by $17.3 million in 1999 compared to 1998 due to approval of PSE's PGA filing effective November 1, 1999. The PGA allows PSE to recover expected increases in gas costs. PSE defers, as a receivable, any gas costs that exceed the amount in PGA rates and accrues interest under the PGA. The balance of the PGA receivable was $96.1 million and $33.7 million for December 31, 2000 and 1999, respectively.

     Electric generation fuel expense increased $123.6 million in 2000 compared to 1999 as a result of $37.6 million in Encogen fuel expenses, compared to $6.7 million in 1999, and as a result of PSE generating more electricity with higher-priced gas and oil at PSE-owned combustion turbines. Electric generation fuel expense increased $2.9 million in 1999 compared to 1998 as a result of a $6.7 million Encogen fuel expense in the fourth quarter of 1999 which was partially offset by PSE generating less electricity at other PSE-owned combustion turbines. PSE's acquisition of the 160-megawatt Encogen natural gas-fired cogeneration facility was completed on November 1, 1999.

     Utility operations and maintenance expenses decreased $0.6 million in 2000 compared to 1999 due primarily to high 1999 costs related to Year 2000 remediation expenses in 1999, and electric service restoration following a number of storms which occurred in early 1999. The lower operations and maintenance expenses in 2000 were partially offset by increased Colstrip costs in 2000 due to unplanned outages, increased costs of running the Encogen plant for all of 2000 as compared to two months of 1999, and increased combustion turbine plant costs due to significantly higher usage in 2000. Utility operations and maintenance increased $9.0 million in 1999 compared to 1998 due to the aforementioned increased storm-repair costs and increased expenditures for Year 2000 remediation efforts in 1999.

     InfrastruX's operation and maintenance expenses for 2000 were $41.4 million due to the third quarter acquisitions in 2000 of its two subsidiaries, Utilx and Lineal. PSE's other operations and maintenance expenses decreased $8.0 million in 2000 compared to 1999 primarily due to a decrease in operating expenses at ConneXt and from the sale of Homeguard Security Services, Inc. in 1999. This decrease was offset by PSE's write-off of the planning and design costs associated with two abandoned utility projects in 2000 for a total of $4.4 million. Other operations and maintenance expenses decreased $2.9 million in 1999 compared to 1998 primarily as a result of ConneXt exiting certain product lines in the second quarter of 1999.

     Depreciation and amortization expenses increased $20.8 million in 2000 compared to 1999 due to the effects of new plant placed into service during the past year, including the Encogen plant, purchased in November 1999, and the purchase of ConsumerLinX, a customer information and billing system, which was placed into service in 2000. Depreciation and amortization expense increased $10.1 million in 1999 compared to 1998 due primarily to the effects of new plant placed into service during 1999.

     Taxes other than federal income taxes increased $23.1 million in 2000 compared to 1999 and $19.7 million in 1999 compared to 1998 due primarily to increases in municipal taxes and state excise taxes which are revenue based. Federal income taxes increased by $21.0 million in 2000 compared to 1999, and $2.2 million in 1999 compared to 1998 primarily due to higher pre-tax operating income for the periods.

Other Income

     Other income, net of federal income tax, decreased $23.0 million in 2000 compared to 1999 due primarily to an after-tax gain in 1999 of $12.3 million on the sale of Cabot Oil & Gas Corporation (“Cabot”) common stock in the second quarter of 1999, and an after-tax gain of $3.6 million related to the sale and assignment of certain non-core assets and supply transportation contracts in 1999. The decrease is also related to the establishing in 2000 of an after-tax reserve of $11.8 million for a write-down to the fair values of certain assets held for sale by Hydro Energy Development Corp. to their net realizable values. The decrease in 2000 was partially offset by the after-tax gain of approximately $1.6 million related to the sale of the Centralia generating plant. Other income, net of federal income tax, increased $15.0 million in 1999 compared to 1998 due primarily to net gains of approximately $7.8 million from non-utility operations in 1999 and an increase of $2.8 million in AFUDC income. The $7.8 million of net gains included gains from the sale of Homeguard Security Services, Inc., and PSE's common stock investment in Cabot. These gains were offset in part by losses related to sales of non-core assets and gas transportation contracts, establishing reserves for two proposed small hydro-electric projects and expenses of a subsidiary exiting certain product lines.

Interest Charges

     Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $24.7 million in 2000 compared to 1999 as a result of the issuance of $225 million 7.96% Senior Medium-Term Notes, Series B, in February 2000, the issuance of $25 million 7.61% Senior Medium-Term Notes, Series B, in September 2000, and the issuance of $260 million 7.69% Senior Medium-Term Notes, Series C, in November 2000. These increases were partially offset by the repayment of $132 million in Secured Medium-Term Notes since September 1999 and $105.6 million of Encogen debt in February 2000. Other interest expense increased $9.1 million compared to 1999 as a result of higher weighted average interest rates and higher average daily short-term borrowings.

     Interest charges increased $11.7 million in 1999 compared to 1998 as a result of the issuance of $200 million 6.74% Senior Medium-Term Notes, Series A, in June 1998, and $250 million Senior Medium-Term Notes, Series B, in March 1999. These increases were partially offset by the maturity or redemption of $188 million in Secured Medium-Term Notes since February 1998. Other interest expense decreased $1.7 million compared to 1998 as a result of lower weighted average interest rates.

CAPITAL RESOURCES AND LIQUIDITY

     Current construction expenditures for generation, transmission and distribution are designed to meet continuing customer growth and to improve efficiencies of PSE's energy delivery systems. Construction expenditures in 1999 and 2000 also include costs of developing a new customer information system. Construction expenditures, excluding equity AFUDC, were $296.5 million in 2000. PSE expects construction expenditures for the period 2001 through 2003 will be approximately $247 million, $230 million and $231 million, respectively. Construction expenditure estimates are subject to periodic review and adjustment.

     PSE expects cash from operations (net of dividends and AFUDC) during the period 2001 through 2003 will, on average, be approximately 113.1% of average estimated construction expenditures (excluding AFUDC) during the same period.

     In September 1998, PSE filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of Senior Notes secured by a pledge of First Mortgage Bonds. On March 9, 1999, PSE issued $250 million principal amount of Senior Medium-Term Notes, Series B, which consisted of $150 million principal amount due March 9, 2009 at an interest rate of 6.46% and $100 million principal amount due March 9, 2029 at an interest rate of 7.0%. On February 22, 2000, PSE issued $225 million principal amount of 7.96% Senior Medium-Term Notes, Series B. The Notes are due February 22, 2010 and the proceeds were used to redeem the Encogen project debt and pay down a portion of PSE's short-term debt. On September 9, 2000, PSE issued $25 million principal amount of 7.61% Senior Medium-Term Notes, Series B, due September 8, 2008, which completed the shelf registration.

     In October 2000, PSE filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of Senior Notes secured by a pledge of First Mortgage Bonds, Subordinated Debentures or Trust Preferred Securities. On November 9, 2000, PSE issued $260 million principal amount of 7.69% Senior Medium-Term Notes, Series C, due February 1, 2011.

     In 2000 and 1999 PSE issued common stock for PSE's Stock Purchase and Dividend Reinvestment Plan of $23.1 million (981,549 shares) and $6.8 million (361,944 shares), respectively.

     PSE's ability to finance its future construction program is dependent upon market conditions and maintaining a level of earnings sufficient to permit the sale of additional securities. In determining the type and amount of future financing, PSE may be limited by restrictions contained in its electric and gas mortgage indentures, articles of incorporation and certain loan agreements.

     Under the most restrictive tests, at December 31, 2000, PSE could issue either (i) approximately $427 million of additional first mortgage bonds, (ii) approximately $616 million of additional preferred stock at an assumed dividend rate of 7.75%, or (iii) a combination thereof.

     Short-term borrowings from banks and the sale of commercial paper are used to provide working capital for the construction program. At December 31, 2000, PSE had available $375 million in lines of credit with various banks, which provide credit support for outstanding commercial paper of $204 million, effectively reducing the available borrowing capacity under these lines of credit to $171 million. (See Note 9 to the Consolidated Financial Statements.)

     Under the most restrictive covenants in PSE's Articles of Incorporation and electric and gas mortgage indentures, earnings reinvested in the business unrestricted as to payment of cash dividends were approximately $228 million at December 31, 2000.

     PSE currently has receivables net of reserves in the amount of $41.8 million from the CAISO and other counterparties, for power sales made in 2000. A reserve was established against the receivables as collection of the full amount is currently in question due to problems in the California energy market.

RATE MATTERS – ELECTRIC

     The order approving the Merger, issued by the Washington Commission on February 5, 1997, contained a rate plan designed to provide a five-year period of rate certainty for customers and to provide PSE with an opportunity to achieve a reasonable return on investment. General electric tariff rates were stipulated to increase annually between 1.0% and 1.5% depending on rate class on January 1 of 1998 through 2000. Electric tariff rates for certain customers will increase by 1.5% in 2001. PSE has had no electric rate adjustment mechanism during the rate stability period to adjust for changes in electric energy supply costs or fuel costs. These variances may now significantly influence earnings. The rate stabilization period will end on December 31, 2001, at which time PSE will be allowed to file for changes in rates, if necessary.

     On December 12, 2000, certain industrial customers who receive electric service under a market index-based tariff filed a complaint with the Washington Commission seeking emergency relief from this tariff. These and other industrial customers had demanded the market index-based tariff in return for supporting PSE's 1997 merger with Washington Natural Gas Company. On December 13, 2000, PSE filed a petition requesting that PSE be allowed to defer and recover any lost revenue resulting from any relief granted to these customers.

     The Washington Commission held a number of hearings on this subject and on January 22, 2001, while concluding no emergency relief was warranted, ordered continued hearings as to whether and how some relief in the form of a “soft” price cap could be temporarily put in place for these customers. PSE immediately filed testimony with the Washington Commission detailing the significant adverse financial impact of such a proposal at rate cap levels being contemplated ($125 to $150 per megawatt hour). PSE also filed suit in King County Superior Court against certain of the customers seeking damages for their attempt to void their agreement to buy electricity under the market index-based tariffs.

     Subsequent to those actions, the Washington Commission suspended the hearings to allow all parties to work on a settlement. The settlement proposal, which currently is being finalized in writing, would result in a significant portion of the industrial loads in question (in excess of 250 average megawatts) being expected to purchase electricity from other suppliers and in return give up any rights to PSE's embedded cost resources. Customers representing a small portion of the load (approximately 25 average megawatts) have the opportunity to transfer to a tariff with a new “small customer” rate schedule. It is expected that the settlement proposal will be submitted to the Washington Commission in March 2001.

     On March 6, 2000, the Washington Commission authorized PSE to sell its 7% ownership interest in the coal-fired Centralia Electric Generating plant located in southwest Washington state. On May 4, 2000, the plant was sold to TECWA Power, Inc. Of the resulting pre-tax gain, $21 million was allocated to customers and $2.5 million to PSE in accordance with the order. PSE recognized its share of the gain in September 2000. PSE returned the customers' share of the gain, with accrued interest, beginning November 1, 2000 based on customers' power usage in November 2000. Any final true-up of the gain will be collected or refunded through PSE's conservation rider.

     On October 16, 2000, per FERC Order 2000, PSE filed its plans for forming and participating in a Regional Transmission Organization (“RTO”). FERC's goal is to promote efficiency in wholesale electricity markets and to ensure that electricity consumers pay the lowest price possible for reliable service. The impact upon PSE's operations related to the establishment of an RTO cannot be determined with certainty at this time but is not expected to be material.

     On October 25, 2000, the Washington Commission approved PSE's request to sell excess sulfur dioxide emission allowances if and to the extent excess allowances are available to be sold. The proceeds of such sales will be deferred and amortized over a ten-year period. PSE estimates the value of the excess sulfur dioxide emission allowances to be $3.9 million at December 31, 2000.

RATE MATTERS - GAS

     The order approving the Merger, issued by the Washington Commission on February 5, 1997, contains a rate plan which provided unchanged rates for all classes of natural gas customers until January 1, 1999, when rates decreased by approximately $2.3 million annually.

     As a result of sharp increases in gas costs during 2000, PSE filed two PGA and deferral amortization filings with the Washington Commission which were approved. The PGA filings allow PSE to recover expected increases in annual gas costs and deferral amortization filings allow PSE to recover prior period gas cost undercollections. As a result, gas rates to all sales customers increased by an average of 30.2% on August 1, 2000, and 26.4% again on January 12, 2001. (See Note 1 to the Consolidated Financial Statements for a description of the PGA mechanism.)

Other

     In the second quarter of 2000, PSE sold all of its redeemable 6% convertible preferred stock of Cabot Oil & Gas Corporation for $51.4 million. There was no significant gain or loss on the transaction.

     On July 20, 2000, PSE and PPL Global, LLC (formerly PP&L Global, Inc.) terminated an Asset Purchase Agreement dated as of November 1, 1998, under which PPL Global, LLC had proposed purchasing PSE's 735-megawatt interest in the four-unit Colstrip power plants and associated transmission capacity across Montana. As a result, PSE will retain its 50% interest in Colstrip Units 1 and 2 and 25% interest in Colstrip Units 3 and 4.

     On January 1, 2001, Puget Energy adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”), as amended by Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133". Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Puget Energy enters into both physical and financial contracts to manage its energy resource portfolio. Certain of these contracts outstanding on December 31, 2000 meet the derivative classification requirements of the statement and will be reported at fair value in the balance sheet. Beginning with the implementation of Statement No. 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as qualifying cash flow hedge under the statement. Puget Energy will recognize the cumulative effect of this change in accounting principle by recording an after-tax decrease to current earnings of approximately $14.7 million for electric derivative transactions. In addition, Puget Energy will record a deferred asset for electric energy contracts designated as qualifying cash flow hedges of approximately $286.9 million at the adoption with a corresponding increase of approximately $286.9 million in other comprehensive income. Puget Energy anticipates approximately $207.9 million of the $286.9 million will reverse during 2001 and will, as a result, report a corresponding decrease to the deferred asset and to other comprehensive income to report this reversal. The decrease in the deferred asset and in other comprehensive income will have no net effect on current earnings. These estimates are based upon the forward market prices for energy at December 31, 2000. Retail gas related derivative transactions are deferred under Puget Energy's Purchased Gas Adjustment Mechanism and recorded in earnings as the transactions are executed under the PGA Incentive Mechanism.

     PSE entered into an agreement with CellNet Data Services Inc. (“CellNet”) under which PSE would lend CellNet up to $72 million so it can finance the Automated Meter Reading (“AMR”) network system in PSE's service territory. The network system is collateral for the loan which has a term of five-years from the first draw on June 30, 1999. The loan agreement provides for interest only payments during the five-year term, with the principal due at the end of the five-year term. As of December 31, 2000 and 1999, the outstanding loan amounts were $51.9 million and $31.1 million, respectively. In the second quarter of 2000, Schlumberger completed the acquisition of CellNet which was approved by the bankruptcy court.

     In December 1997, PSE paid $215 million to buy out Tenaska's existing long-term gas supply contracts, which contained fixed and escalating gas prices that were well above current and projected future market prices for natural gas. PSE became the principal natural gas supplier to the project and power purchase prices under the Tenaska contract were revised to reflect market-based prices for the natural gas supply. PSE obtained an order from the Washington Commission creating a regulatory asset related to the $215 million restructuring payment. Under terms of the order, PSE is allowed to accrue as an additional regulatory asset one-half the carrying costs of the deferred balance over the first five years.

     On November 1, 1999, PSE purchased the 160-MW cogeneration plant from Encogen Northwest, L.P. Pursuant to an October 27, 1999 order from the Washington Commission approving the purchase, PSE will depreciate the original owner's net book value of the plant over the remaining 23-year useful life of the project. The difference between the purchase price and the net book value of the plant will be amortized over nine years.

     In December 1999, PSE bought out the remaining 8.5 years of one of the natural gas supply contracts serving the cogeneration plant from Cabot Oil & Gas Corporation which provided approximately 60% of the plant's natural gas requirements. PSE became the replacement gas supplier to the project for 60% of the supply under terms of the Cabot Agreement. The Washington Commission has issued an order creating a regulatory asset relating to the $12 million payment that requires PSE to accrue carrying costs on the unamortized balance over the first three years.

     The acquisitions by InfrastruX of Utilx and Lineal have been accounted for using the purchase method of accounting and, accordingly, the operating results of Utilx and Lineal have been included in PSE's consolidated financial statements since the date of acquisition. These acquisitions mark Puget Energy's entry into the business of providing design, construction and engineering services to the utility industry. The total purchase price of the two acquisitions was approximately $87.1 million.

ITEM 7a. quantitative and qualitative disclosure about market risk

     PSE is exposed to market risks, including changes in commodity prices and interest rates.

Commodity Price Risk

     PSE's energy related businesses are exposed to risks related to changes in commodity prices. As part of its business, PSE markets power to wholesale customers by entering into contracts to purchase or supply electric energy or natural gas at specified delivery points and at specified future delivery dates. PSE's energy risk management function manages PSE's core electric and gas supply portfolios.

     PSE manages its energy supply portfolio to achieve three primary objectives:

(i) Ensure that physical energy supplies are available to serve retail customer requirements;

(ii) Manage portfolio risks to limit undesired impacts on PSE financial results; and

(iii) Optimize the value of PSE's energy supply assets.

     The portfolio is subject to major sources of variability (e.g., hydro generation, temperature-sensitive retail sales, and market prices for gas and power supplies). At certain times, these sources of variability can mitigate portfolio imbalances; at other times they can exacerbate portfolio imbalances.

     Hedging strategies for PSE's energy supply portfolio interact with portfolio optimization activities. Some hedges can be implemented in ways that retain PSE's ability to use its energy supply portfolio to produce additional value; other hedges can only be achieved by forgoing optimization opportunities.

     The prices of energy commodities are subject to fluctuations due to unpredictable factors including weather, generation outages and other factors which impact supply and demand. This commodity price risk is a consequence of purchasing energy at fixed and variable prices and providing deliveries at different tariff and variable prices. Costs associated with ownership and operation of production facilities are another component of this risk. PSE may use forward delivery agreements, swaps and option contracts for the purpose of hedging commodity price risk. During fiscal year 2000, unrealized changes in the market value of these derivatives are deferred and recognized upon settlement along with the underlying hedged transaction. Effective January 1, 2001, pursuant to Statement No. 133, which requires that all derivative instruments be recorded on the balance sheet at their fair value, changes in the fair value of PSE's derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as qualifying hedge under the statement and, if it is, the type of hedge transaction. PSE does not consider its current operations to meet the definition of trading activities as described by the Emerging Issues Task Force of the Financial Accounting Standards Issue No. 98-10, “Accounting for Contracts involved in Energy Trading and Risk Management Activities”.

     In addition, PSE believes its current rate design, including its Optional Large Power Sales Rate, various special contracts and the PGA mechanism mitigate a portion of this risk.

     Market risk is managed subject to parameters established by the Board of Directors. A Risk Management Committee separate from the units that manage these risks monitors compliance with PSE's policies and procedures. In addition, the Audit Committee of PSE's Board of Directors has oversight of the Risk Management Committee.

Interest Rate Risk

     PSE believes interest rate risk of PSE primarily relates to the use of short-term debt instruments and new long-term debt financing needed to fund capital requirements. PSE manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities. PSE does utilize bank borrowings, commercial paper and line of credit facilities to meet short-term cash requirements. These short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. PSE may enter into swap instruments to manage the interest rate risk associated with these debts, and three interest rate swaps were outstanding as of December 31, 1999. These swaps terminated in 2000 and PSE did not enter into any other swap instruments as of December 31, 2000. The carrying amounts and fair values of PSE's fixed-rate debt instruments are:

                                               2000       2000        1999        1999
                                           CARRYING       FAIR    CARRYING        FAIR
  (DOLLARS IN MILLIONS)                      AMOUNT      VALUE      AMOUNT       VALUE
---------------------------------------- ----------- ---------- ----------- -----------
  Financial Liabilities:
    Short-term debt                          $377.2     $377.2      $604.7      $604.7
    Long-term debt                         $2,189.9   $2,183.0    $1,724.8    $1,618.3
    Project debt                                 --         --      $106.0      $109.4
  Unrecognized Financial Instruments:
    Interest rate swaps                          --         --          --      $ (0.6)
---------------------------------------- ----------- ---------- ----------- ------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See index on page 37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

     The information required by Part III with respect to Puget Energy is incorporated herein by reference to Puget Energy's proxy statement for its 2001 Annual Meeting of Shareholders, (Commission File No. 1-16305). Reference is also made to the information regarding Puget Energy's executive officers set forth in Part I of this report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     The information required by this item with respect to Puget Sound Energy is incorporated herein by reference, to the material under “Election of Directors” and “Security Ownership of Directors and Executive Officers--Section 16(a) Beneficial Ownership Reporting Compliance” in Puget Energy's proxy statement for its 2001 Annual Meeting of Shareholders, (Commission File No. 1-16305), which is filed as Exhibit 99.1 to this report. Reference is also made to the information regarding Puget Sound Energy's executive officers set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item with respect to Puget Sound Energy is incorporated herein by reference, to the material under “Structure and Compensation of Board of Directors—Director Compensation,” “Executive Compensation” and “Employment Contracts, Termination of Employment and Change-In-Control Arrangements” in Puget Energy's proxy statement for its 2001 Annual Meeting of Shareholders, (Commission File No. 1-16305), which is filed as Exhibit 99.1 to this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of January 31, 2001, all of the issued and outstanding shares of Puget Sound Energy's common stock were held beneficially and of record by Puget Energy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item with respect to Puget Sound Energy is incorporated herein by reference, to the material under “Certain Transactions” in Puget Energy's proxy statement for its 2001 Annual Meeting of Shareholders, (Commission File No. 1-16305), which is filed as Exhibit 99.1 to this report.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

       (a)        Documents filed as part of this report:

         1)       Financial statement schedule - see index on page 37.

         2)       Exhibits - see index on page 70.

       (b)        Reports on Form 8-K:

         1)       Form 8-K filed by PSE on October 20, 2000 - Item 5 Other Events, related to Puget Sound Energy, Inc. third-quarter results of operation.

         2)       Form 8-K filed by PSE on November 2, 2000 - Item 5 Other Events, related to PSE issuance and sale from time to time of up to $500,000,000 principal amount of Senior Medium-Term Notes.

       SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUGET ENERGY, INC.                             PUGET SOUND ENERGY, INC.

William S. Weaver                              William S. Weaver
------------------------------------           -----------------------------------
William S. Weaver                              William S. Weaver
President and Chief Executive Officer          President and Chief Executive Officer

Date:  March 2, 2001                           Date:  March 2, 2001

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                                       DATE
---------------------------- ------------------------------------------- -------------------
                             (Puget  Energy  and PSE  unless  otherwise noted)
  William S. Weaver            President, Chief Executive                  March 2, 2001
----------------------------
  (William S. Weaver)          Officer and Director

  Richard L. Hawley            Vice President
----------------------------
  (Richard L. Hawley)          and Chief Financial Officer

                               Corporate Secretary and Chief
  James W. Eldredge            Accounting Officer of Puget Energy;
----------------------------
  (James W. Eldredge)          Corporate Secretary and Controller and
                               Chief Accounting Officer of PSE

  Douglas P. Beighle           Director
----------------------------
  (Douglas P. Beighle)

  Charles W. Bingham           Director
----------------------------
  (Charles W. Bingham)

  Phyllis J. Campbell          Director
----------------------------
  (Phyllis J. Campbell)

  Craig W. Cole                Director
----------------------------
  (Craig W. Cole)

  Donald J. Covey              Director
----------------------------
  (Donald J. Covey)

  Robert L. Dryden             Director
----------------------------
  (Robert L. Dryden)

  John D. Durbin               Director
----------------------------
  (John D. Durbin)

  John W. Ellis                Director
----------------------------
  (John W. Ellis)

                               Director
----------------------------
  (Tomio Moriguchi)

  Sally G. Narodick            Director
----------------------------
  (Sally G. Narodick)

REPORT OF MANAGEMENT

Puget Energy Inc.

and

Puget Sound Energy, Inc.

The accompanying consolidated financial statements of Puget Sound Energy, Inc. which, therefore, also represent the consolidated financial statements of Puget Energy have been prepared under the direction of management, which is responsible for their integrity and objectivity. The statements have been prepared in accordance with generally accepted accounting principles and include amounts based on judgments and estimates by management where necessary. Management also prepared the other information in the Annual Report on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

Puget Energy and Puget Sound Energy maintain a system of internal control which, in management's opinion, provides reasonable assurance that assets are properly safeguarded and transactions are executed in accordance with management's authorization and properly recorded to produce reliable financial records and reports. The system of internal control provides for appropriate division of responsibility and is documented by written policy and updated as necessary. Puget Sound Energy's internal audit staff assesses the effectiveness and adequacy of the internal controls on a regular basis and recommends improvements when appropriate. Management considers the internal auditor's and independent auditor's recommendations concerning Puget Energy's and Puget Sound Energy's internal controls and takes steps to implement those that they believe are appropriate in the circumstances.

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

William S. Weaver                        Richard L. Hawley           James W. Eldredge
-------------------------------------    -------------------------   --------------------------
William S. Weaver                        Richard L. Hawley           James W. Eldredge
President and Chief Executive Officer    Vice President and Chief    Corporate Secretary and
                                         Financial Officer           Chief Accounting Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Puget Energy, Inc.:

     In our opinion, the consolidated financial statements listed on page 37 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Puget Energy, Inc. (formerly Puget Sound Energy, Inc.) and its subsidiaries (the “Company”) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on page 37 of this document presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Seattle, Washington

February 13, 2001

Consolidated Financial Statements, Financial Statement Schedule and Exhibits Covered by the Foregoing Report of Independent Accountants

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

Consolidated Balance Sheets, December 31, 2000 and 1999

Consolidated Statements of Capitalization, December 31, 2000 and 1999

Consolidated Statements of Earnings Reinvested in the Business for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Comprehensive Income for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

Schedule:

II. Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2000, 1999 and 1998

All other schedules have been omitted because of the absence of the conditions under which they are required, or because the information required is included in the financial statements or the notes thereto.

Financial statements of PSE's subsidiaries are not filed herewith inasmuch as the assets, revenues, earnings and earnings reinvested in the business of the subsidiaries are not material in relation to those of PSE.

Exhibits:

Exhibit Index

Consolidated Statements of
         INCOME
  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  FOR YEARS ENDED DECEMBER 31                          2000          1999          1998
---------------------------------------------- ------------- ------------- -------------
  Operating revenues:
  Electric                                       $2,771,695    $1,558,012    $1,475,208
  Gas                                               612,311       485,488       416,551
  Other                                              57,666        24,444        32,097
---------------------------------------------- ------------- ------------- -------------
       Total operating revenues                   3,441,672     2,067,944     1,923,856
---------------------------------------------- ------------- ------------- -------------
  Operating expenses:
  Energy costs:
    Purchased electricity                         1,766,625       780,162       752,148
    Residential exchange                            (41,000)      (39,000)      (55,562)
    Purchased gas                                   332,927       220,009       175,805
    Fuel                                            182,978        59,439        56,557
  Utility operations and maintenance                240,094       240,645       231,636
  Other operations and maintenance                   60,612        27,179        30,102
  Depreciation and amortization                     196,513       175,710       165,587
  Conservation amortization                           6,830         7,841         6,199
  Taxes other than federal income taxes             203,230       180,141       160,472
  Federal income taxes                              128,991       108,002       105,814
---------------------------------------------- ------------- ------------- -------------
       Total operating expenses                   3,077,800     1,760,128     1,628,758
---------------------------------------------- ------------- ------------- -------------
  Operating income                                  363,872       307,816       295,098
---------------------------------------------- ------------- ------------- -------------
  Other income                                        5,061        28,135        13,182
---------------------------------------------- ------------- ------------- -------------
  Income before interest charges                    368,933       335,951       308,280
---------------------------------------------- ------------- ------------- -------------
  Interest charges:
    AFUDC                                            (9,303)      (10,582)       (7,580)
    Interest expense                                184,405       160,966       146,248
---------------------------------------------- ------------- ------------- -------------
       Total interest charges                       175,102       150,384       138,668
---------------------------------------------- ------------- ------------- -------------
  Net income                                        193,831       185,567       169,612
  Less preferred stock dividends accrual              8,994        11,065        13,003
---------------------------------------------- ------------- ------------- -------------
  Income for common stock                          $184,837      $174,502      $156,609
---------------------------------------------- ------------- ------------- -------------
  Common shares outstanding weighted average         85,411        84,613        84,561
---------------------------------------------- ------------- ------------- -------------
  Basic and diluted earnings per common share         $2.16         $2.06         $1.85
---------------------------------------------- ------------- ------------- -------------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
         ASSETS

  (DOLLARS IN THOUSANDS)
  AT DECEMBER 31                                                           2000          1999
------------------------------------------------------------------ ------------- -------------
  Utility plant:
    Electric plant                                                   $4,054,551    $3,966,220
    Gas plant                                                         1,459,488     1,371,589
    Common plant                                                        351,051       314,770
    Less: Accumulated depreciation and amortization                  (2,026,681)   (1,901,658)
------------------------------------------------------------------ ------------- -------------
        Net utility plant                                             3,838,409     3,750,921
------------------------------------------------------------------ ------------- -------------
  Other property and investments:
    Investment in Bonneville Exchange Power Contract                     58,189        61,716
    Other                                                               234,108       202,444
------------------------------------------------------------------ ------------- -------------
        Total other property and investments                            292,297       264,160
------------------------------------------------------------------ ------------- -------------
  Current assets:
    Cash                                                                 36,383        65,707
    Accounts receivable, net of allowance for doubtful accounts         343,108       213,020
    Unbilled revenues                                                   211,784       121,303
    Purchased gas receivable                                             96,050        33,700
    Materials and supplies, at average cost                              99,001        69,241
    Prepayments and other                                                11,607         9,866
------------------------------------------------------------------ ------------- -------------
        Total current assets                                            797,933       512,837
------------------------------------------------------------------ ------------- -------------
  Long-term assets:
    Regulatory asset for deferred income taxes                          207,350       228,454
    Regulatory asset for PURPA buyout costs                             243,071       238,734
    Other                                                               177,609       150,500
------------------------------------------------------------------ ------------- -------------
  Total long-term assets                                                628,030       617,688
------------------------------------------------------------------ ------------- -------------
  Total assets                                                       $5,556,669    $5,145,606
================================================================== ============= =============

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
         CAPITALIZATION AND LIABILITIES

  (DOLLARS IN THOUSANDS)
  AT DECEMBER 31                                                      2000         1999
-------------------------------------------------------------- ------------ ------------
  Capitalization:
  (See "Consolidated Statements of Capitalization"):
     Common equity                                              $1,426,640   $1,379,073
     Preferred stock not subject to mandatory redemption            60,000       60,000
     Preferred stock subject to mandatory redemption                58,162       65,662
     Corporation obligated, mandatorily redeemable preferred
       securities of subsidiary trust holding solely junior
       subordinated debentures of the corporation                  100,000      100,000
     Long-term debt                                              2,170,797    1,783,139
-------------------------------------------------------------- ------------ ------------
       Total capitalization                                      3,815,599    3,387,874
-------------------------------------------------------------- ------------ ------------
  Current liabilities:
     Accounts payable                                              410,619      178,218
     Short-term debt                                               378,316      604,712
     Current maturities of long-term debt                           19,000       47,620
     Accrued expenses:
       Taxes                                                       103,996       72,688
       Salaries and wages                                           17,445       18,023
       Interest                                                     43,955       43,955
     Other                                                          26,685       24,259
-------------------------------------------------------------- ------------ ------------
       Total current liabilities                                 1,000,016      989,475
-------------------------------------------------------------- ------------ ------------
  Deferred income taxes                                            608,185      636,735
-------------------------------------------------------------- ------------ ------------
  Other deferred credits                                           132,869      131,522
-------------------------------------------------------------- ------------ ------------
  Commitments and contingencies                                         --           --
-------------------------------------------------------------- ------------ ------------
  Total capitalization and liabilities                          $5,556,669   $5,145,606
============================================================== ============ ============

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of
         CAPITALIZATION
  (DOLLARS IN THOUSANDS)
  AT DECEMBER 31                                                             2000        1999
---------------------------------------------------------------------- ----------- -----------
  Common equity:
    Common stock ($10 stated value) - 150,000,000 shares
      Authorized, 85,903,791, and 84,922,405 shares outstanding          $859,038    $849,224
    Additional paid-in capital                                            470,179     454,982
    Earnings reinvested in the business                                    92,673      66,019
    Accumulated other comprehensive income - net                            4,750       8,848
---------------------------------------------------------------------- ----------- -----------
       Total common equity                                              1,426,640   1,379,073
---------------------------------------------------------------------- ----------- -----------
  Preferred stock not subject to mandatory
    Redemption - cumulative  - $25 par value:*
    7.45% series II - 2,400,000 shares authorized and outstanding          60,000      60,000
---------------------------------------------------------------------- ----------- -----------
       Total preferred stock not subject to mandatory redemption           60,000      60,000
---------------------------------------------------------------------- ----------- -----------
  Preferred stock subject to mandatory redemption - cumulative
    $100 par value:*
      4.84% series - 150,000 shares authorized,
         14,808 shares outstanding                                          1,481       1,481
      4.70% series - 150,000 shares authorized,
         4,311 shares outstanding                                             431         431
      7.75% series - 750,000 shares authorized, 562,500 and 637,500
        shares outstanding                                                 56,250      63,750
---------------------------------------------------------------------- ----------- -----------
       Total preferred stock subject to mandatory redemption               58,162      65,662
---------------------------------------------------------------------- ----------- -----------
  Corporation obligated, mandatorily redeemable preferred
    securities of subsidiary trust holding solely junior
    subordinated debentures of the corporation                            100,000     100,000
---------------------------------------------------------------------- ----------- -----------
  Long-term debt:
    First mortgage bonds and senior notes                               2,028,000   1,563,000
  Pollution control revenue bonds:
      Revenue refunding 1991 series, due 2021                              50,900      50,900
      Revenue refunding 1992 series, due 2022                              87,500      87,500
      Revenue refunding 1993 series, due 2020                              23,460      23,460
  Other notes                                                                  --     105,980
  Unamortized discount - net of premium                                       (63)        (81)
  Long-term debt due within one year                                      (19,000)    (47,620)
---------------------------------------------------------------------- ----------- -----------
      Total long-term debt excluding current maturities                 2,170,797   1,783,139
---------------------------------------------------------------------- ----------- -----------
  Total capitalization                                                 $3,815,599  $3,387,874
---------------------------------------------------------------------- ----------- -----------

* 13,000,000 shares authorized for $25 par value preferred stock and 3,000,000 shares authorized for $100 par value preferred stock.
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of
         EARNINGS REINVESTED

  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  FOR YEARS ENDED DECEMBER 31                       2000      1999      1998
----------------------------------------------- --------- --------- ---------
  Balance at beginning of year                  $ 66,019  $ 47,548  $ 46,672
  Net income                                     193,831   185,567   169,612
----------------------------------------------- --------- --------- ---------
       Total                                     259,850   233,115   216,284
----------------------------------------------- --------- --------- ---------
  Deductions:
       Dividends declared:
          Preferred stock:
            Adjustable rate series B                  --        38       272
            $1.86 per share on 7.45% series II     4,470     4,470     4,470
            $2.13 per share on 8.50% series III       --     1,700     2,550
            $4.84 per share on 4.84% series           72        72        72
            $4.70 per share on 4.70% series           20        20        20
            $8.00 per share on 8% series              --        --        25
            $7.75 per share on 7.75% series        4,505     5,086     5,667
         Common stock                            156,929   155,591   155,591
       Preferred stock redemptions                 1,181       119        69
----------------------------------------------- --------- --------- ---------
         Total deductions                        167,177   167,096   168,736
----------------------------------------------- --------- --------- ---------
  Balance at end of year                        $ 92,673  $ 66,019  $ 47,548
----------------------------------------------- --------- --------- ---------
  Dividends declared per common share              $1.84     $1.84     $1.84
----------------------------------------------- --------- --------- ---------

Consolidated Statements of
        COMPREHENSIVE INCOME
  (DOLLARS IN THOUSANDS)
  FOR YEARS ENDED DECEMBER 31                                                  2000        1999      1998
-------------------------------------------------------------------------- ---------- ---------- ---------
  Net income                                                               $193,831    $185,567  $169,612
-------------------------------------------------------------------------- ---------- ---------- ---------
  Other comprehensive income, net of tax:
      Unrealized holding gains (losses) on available for sale securities        (938)    12,330    (6,152)
  Reclassification adjustment for gains included in net income                (3,160)   (12,284)       --
-------------------------------------------------------------------------- ---------- ---------- ---------
      Other comprehensive income                                              (4,098)        46    (6,152)
-------------------------------------------------------------------------- ---------- ---------- ---------
-------------------------------------------------------------------------- ---------- ---------- ---------
  Comprehensive income                                                     $189,733    $185,613  $163,460
-------------------------------------------------------------------------- ---------- ---------- ---------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of
         CASH FLOWS
  (DOLLARS IN THOUSANDS)
  FOR YEARS ENDED DECEMBER 31                                             2000         1999       1998
--------------------------------------------------------------------- ---------  ----------- ----------
  Operating activities:
     Net income                                                       $193,831     $185,567   $169,612
     Adjustments to reconcile net income
       to net cash provided by operating activities:
          Depreciation and amortization                                196,513      175,710    165,587
          Deferred income taxes and tax credits - net                   (7,446)      21,133     16,560
          Gain from sale of investment in Cabot common stock                 --     (18,899)        --
          Gain from sale of investment in Homeguard Security Services        --     (11,659)        --
          Gain from sale of securities                                  (6,476)          --         --
          PURPA buyout costs                                                 --     (12,000)        --
          Other (including conservation amortization)                   (7,276)      (3,708)   (14,321)
          Change in certain current assets and liabilities             (48,863)     (25,446)   (23,106)
--------------------------------------------------------------------- ---------  ----------- ----------
            Net cash provided by operating activities                  320,283      310,698    314,332
--------------------------------------------------------------------- ---------  ----------- ----------
  Investing activities:
     Construction expenditures - excluding equity AFUDC               (296,480)    (330,976)  (335,471)
     Energy conservation expenditures                                   (6,931)      (5,583)    (6,745)
     Proceeds from sale of investment in Cabot common stock                          37,353         --
     Proceeds from sale of investment in Cabot preferred stock          51,463           --         --
     Proceeds from sale of Homeguard Security Services                      --       13,399         --
     Proceeds from sale of Centralia plant                              37,449           --         --
     Proceeds from sale of securities                                    6,757           --         --
     Purchase of Encogen                                                    --      (55,000)        --
     Investment in InfrastruX                                          (85,506)          --         --
     Loans to CellNet Data Services                                    (20,874)     (31,075)        --
     Other                                                             (14,138)       9,001      8,844
--------------------------------------------------------------------- ---------  ----------- ----------
            Net cash used by investing activities                     (328,260)    (362,881)  (333,372)
--------------------------------------------------------------------- ---------  ----------- ----------
  Financing activities:
     Increase (decrease) in short-term debt - net                     (226,395)     153,807     78,367
     Dividends paid                                                   (142,886)    (160,067)  (168,667)
     Issuance of common stock                                               --        1,136         --
     Redemption of preferred stock                                      (7,503)     (42,575)    (5,454)
     Issuance of bonds                                                 510,000      250,000    200,000
     Redemption of bonds and notes                                    (150,980)    (110,370)   (81,093)
     Other                                                              (3,583)      (2,257)    13,374
--------------------------------------------------------------------- ---------  ----------- ----------
            Net cash provided (used) by financing activities           (21,347)      89,674     36,527
--------------------------------------------------------------------- ---------  ----------- ----------
  Increase (decrease) in cash from net income                          (29,324)      37,491     17,487
  Cash at beginning of year                                             65,707       28,216     10,729
--------------------------------------------------------------------- ---------  ----------- ----------
  Cash at end of year                                                  $36,383      $65,707    $28,216
--------------------------------------------------------------------- ---------  ----------- ----------

The accompanying notes are an integral part of the consolidated financial statements.

NOTES

To Consolidated Financial Statements

Note 1.

Summary of Significant Accounting Policies

BASIS OF PRESENTATION

On January 1, 2001, Puget Sound Energy, Inc. ("PSE") reorganized into a holding company structure. This reorganization resulted in the creation of a new holding company, Puget Energy, Inc. ("Puget Energy"). Puget Energy was incorporated in the State of Washington and all of its operations are conducted through its subsidiaries.

     Pursuant to the reorganization, Puget Energy became the owner of all PSE's outstanding common stock. Holders of PSE's existing common stock exchanged their stock on a one-for-one basis for common stock of Puget Energy. Puget Energy is a public utility holding company under the Public Utility Holding Company Act of 1935 but is exempt from regulation under such Act. In addition, to its ownership of PSE, Puget Energy also owns InfrastruX Group, Inc. (“InfrastruX”), a Washington corporation.

     The consolidated financial statements include the accounts of PSE and all its significant wholly-owned subsidiaries and, therefore, also represent the consolidated financial statements of Puget Energy and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated. Certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation with no material effect on consolidated net income, total assets or common equity.

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

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     Puget Energy prepares its financial statements in accordance with Statement of Financial Accounting Standards No. 121 (“Statement No. 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Statement No 121 establishes accounting standards for determining if long-lived assets are impaired and how losses, if any, should be recognized. Puget Energy believes that the net cash flows are sufficient to cover the carrying value of the assets.

REGULATORY ASSETS & AGREEMENTS

     Puget Energy prepares its financial statements in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71"). Statement No. 71 requires Puget Energy to defer certain costs that would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs. Accounting under Statement No. 71 is appropriate as long as: rates are established by or subject to approval by independent, third-party regulators; rates are designed to recover the specific enterprise's cost-of-service; and in view of demand for service, it is reasonable to assume that rates set at levels that will recover costs can be charged to and collected from customers. In applying Statement No. 71, Puget Energy must give consideration to changes in the level of demand or competition during the cost recovery period. In accordance with Statement No. 71, Puget Energy capitalizes certain costs in accordance with regulatory authority whereby those costs will be expensed and recovered in future periods.

     Net regulatory assets and liabilities at December 31, 2000 and 1999, included the following:

  (DOLLARS IN MILLIONS)                                    2000       1999
------------------------------------------------------ --------- ----------
  Deferred income taxes                                  $207.4     $228.5
  PURPA electric energy supply contract buyout costs      243.1      238.7
  Investment in BEP Exchange Contract                      58.1       61.7
  Unamortized energy conservation charges                   6.3        4.6
  Storm damage costs - electric                            30.1       31.2
  Purchased gas receivable                                 96.1       33.7
  Deferred AFUDC                                           26.8       25.0
  Various other costs                                      56.2       53.4
  Deferred gains on property sales                        (17.9)     (17.1)
  Various other liabilities                               (13.0)     (19.4)
------------------------------------------------------ --------- ----------
  Total                                                  $693.2     $640.3
------------------------------------------------------ --------- ----------

     If Puget Energy, at some point in the future, determines that all or a portion of the utility operations no longer meet the criteria for continued application of Statement No. 71, Puget Energy would be required to adopt the provisions of Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" ("Statement No. 101"). Adoption of Statement No. 101 would require Puget Energy to write off the regulatory assets and liabilities related to those operations not meeting Statement No. 71 requirements. Discontinuation of Statement No. 71 could have a material impact on Puget Energy's financial statements.

     The Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) has issued its Consensus 97-4 which addresses when an entity should discontinue the application of Statement No. 71, and how Statement No. 101 should be applied to a portion of an entity subject to a transition-to-competition plan. The EITF states that Statement No. 71 shall be discontinued at a date no later than when the details of the transition-to-competition plan for all or a portion of the entity subject to such plan are known. Additionally, the EITF reached a consensus that stranded costs which are to be recovered through cash flows derived from another portion of the entity which continues to apply Statement No. 71 should not be written off; rather, they should be considered regulatory assets of the segment which will continue to apply Statement No. 71.

     PSE, in prior years, incurred costs associated with its 5% interest in a now-terminated nuclear generating project (identified herein as “Investment in Bonneville Exchange Power” (“BEP”)). Under terms of a settlement agreement with the Bonneville Power Administration (“BPA”), which settled claims of PSE relating to construction delays associated with that project, PSE is receiving, power from the federal power system resources marketed by BPA. Approximately two-thirds of PSE's investment in BEP is included in rate base and amortized on a straight-line basis over the life of the contract (amortization is included in “Purchased and interchanged power”). The remainder of PSE's investment was recovered in rates over the ten years ended December 31, 1999, without a return during the recovery period (the related amortization is included in “Depreciation and Amortization,” pursuant to a FERC accounting order).

     PSE has regulatory assets of approximately $243 million related to the buyout of purchased power and gas sales contracts of two non-utility generation projects. Washington Commission accounting orders have approved payments pursuant to these contracts for deferral and collection in rates over the remaining life of the energy supply contracts. Under terms of the orders, PSE is allowed to accrue as an additional regulatory asset certain carrying costs of the deferred balances.

     PSE has an agreement under which ConneXt, a wholly-owned subsidiary of PSE, performs certain billing and customer information technology functions. Under an accounting order approved by the Washington Commission, PSE records payments to ConneXt as if such costs were paid to third-party providers and these costs will be reviewed in a future rate filing.

OPERATING REVENUES

     Operating utility revenues are recorded on the basis of service rendered, which includes estimated unbilled revenue. Non-utility subsidiaries recognize revenue when services are performed or upon the sale of assets.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Allowance for doubtful accounts is calculated based upon historical write-offs as compared to operating revenues. Puget Energy has also provided for a reserve on sales transactions related to the California Independent System Operator and counterparties based upon probability of collection. The allowance for doubtful accounts for 2000 and 1999 was $41.0 million and $1.5 million, respectively.

ENERGY CONSERVATION

     PSE offers programs designed to help new and existing customers use energy efficiently. The primary emphasis is to provide information and technical services to enable customers to make energy-efficient choices with respect to building design, equipment and building systems, appliance purchases and operating practices.

     Since May 1997, PSE has recovered electric energy conservation expenditures through a tariff rider mechanism. The rider mechanism allows PSE to defer the conservation expenditures and amortize them to expense as PSE concurrently collects the conservation expenditures in rates over a one-year period. As a result of the rider, there is no effect on earnings per share.

     Since 1995, PSE has been authorized by the Washington Commission to defer gas energy conservation expenditures and recover them through a tariff tracker mechanism. The tracker mechanism allows PSE to defer conservation expenditures and recover them in rates over the subsequent year. The tracker mechanism also allows PSE to recover an Allowance for Funds Used to Conserve Energy (AFUCE) on any outstanding balance that is not being recovered in rates.

SELF-INSURANCE

     PSE currently has no insurance coverage for storm damage and is self-insured for a portion of the risk associated with comprehensive liability, industrial accidents and catastrophic property losses. With approval of the Washington Commission, PSE is able to defer for collection in future rates certain uninsured storm damage costs associated with major storms.

DEPRECIATION AND AMORTIZATION

     For financial statement purposes, Puget Energy provides for depreciation on a straight-line basis. The depreciation of automobiles, trucks, power-operated equipment and tools is allocated to asset and expense accounts based on usage. The annual depreciation provision stated as a percent of average original cost of depreciable electric utility plant was 2.9% in 2000, 3.0% in 1999 and 1998; depreciable gas utility plant was 3.3%% in 2000, 3.4% in 1999 and 1998; and depreciable common utility plant was 1.9% in 2000 and 2.3% in 1999. Depreciation on other property, plant and equipment is calculated primarily on a straight-line basis over the useful lives of the assets.

GOODWILL AND INTANGIBLES

     Goodwill and intangibles are amortized on a straight-line basis over the expected periods to be benefited up to 30 years. The goodwill and intangibles are the result of InfrastruX acquiring companies during 2000. Puget Energy assesses the recoverability by determining whether the amortization of the goodwill and intangibles balance over its remaining life can be recovered through discounted future operating cash flows of the acquired operation.

FEDERAL INCOME TAXES

     Puget Energy normalizes, with the approval of the Washington Commission, certain items. Deferred taxes have been determined under Statement of Financial Accounting Standards No. 109. Investment tax credits are deferred and amortized based on the average useful life of the related property in accordance with regulatory and income tax requirements. (See Note 13).

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

     The Allowance for Funds Used During Construction (“AFUDC”) represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period. The amount of AFUDC recorded in each accounting period varies depending principally upon the level of construction work in progress and the AFUDC rate used. AFUDC is capitalized as a part of the cost of utility plant and is credited as a non-cash item to other income and interest charges currently. Cash inflow related to AFUDC does not occur until these charges are reflected in rates.

     The AFUDC rate allowed by the Washington Commission for gas utility plant additions was 9.15% in 2000, 1999 and 1998. The allowed AFUDC rate on electric utility plant was 8.94% during the same period. To the extent amounts calculated using this rate exceed the AFUDC calculated rate using the Federal Energy Regulatory Commission (“FERC”) formula, Puget Energy capitalizes the excess as a deferred asset, crediting miscellaneous income. The amounts included in income were $2.8 million for 2000, $4.3 million for 1999 and $3.4 million for 1998. The deferred asset is being amortized over the average useful life of Puget Energy's non-project utility plant.

RATE ADJUSTMENT MECHANISM

     PSE does not have an electric power cost or fuel adjustment mechanism to adjust for changes in energy and fuel costs or variances in hydro and weather conditions.

     The differences between the actual cost of PSE's gas supplies and gas transportation contracts and that currently allowed by the Washington Commission are deferred and recovered or repaid through the purchased gas adjustment (“PGA”) mechanism.

     On June 25, 1998, PSE received approval from the Washington Commission to begin a new performance-based mechanism for strengthening its gas-supply purchasing and gas-storage practices. The PGA Incentive Mechanism, which encourages competitive gas purchasing and management of pipeline and storage capacity, became effective July 1, 1998. Incentive gains and losses from the three-year program are shared between customers and shareholders. After the first $0.5 million, which is allocated to customers, gains and losses are shared 40%/60% between PSE and customers up to $26.5 million and 33%/67% thereafter. Gains or losses are determined relative to a weighted average index which is reflective of PSE's gas supply and transportation contract costs. PSE's share of incentive gains under the PGA Incentive Mechanism in 2000, 1999 and 1998 was approximately $7.5 million, $7.2 million and $1.1 million, respectively, while customers received approximately $11.7 million, $11.3 million and $2.0 million in benefits, respectively.

OFF-SYSTEM SALES AND CAPACITY RELEASE

     PSE sells excess gas supplies, enters into gas supply exchanges with third parties outside of its distribution area and releases to third parties excess interstate gas pipeline capacity and gas storage rights on a short-term basis. PSE contracts for firm gas supplies and holds firm transportation and storage capacity sufficient to meet the expected peak winter demand for gas for space heating by its firm customers. Due to the variability in weather and other factors, however, PSE holds contractual rights to gas supplies and transportation and storage capacity in excess of its immediate requirements to serve firm customers on its distribution system for much of the year which, therefore, are available for third-party gas sales, exchanges and capacity releases. The proceeds, net of transactional costs, from such activities are accounted for as reductions in the cost of purchased gas and passed on to customers through the PGA mechanism, with no direct impact on net income. As a result, PSE does not reflect sales revenue or associated cost of sales for these transactions in its income statement.

ENERGY RISK MANAGEMENT

     PSE's energy related businesses are exposed to risks related to changes in commodity prices. As part of its business, PSE markets power to wholesale customers by entering into contracts to purchase or supply electric energy or natural gas at specified delivery points and at specified future delivery dates. PSE's energy risk management function manages PSE's core electric and gas supply portfolios.

     PSE manages its energy supply portfolio to achieve three primary objectives:

     (i) Ensure that physical energy supplies are available to serve retail customer requirements;

     (ii) Manage portfolio risks to limit undesired impacts on PSE financial results; and

     (iii) Optimize the value of PSE's energy supply assets.

     PSE enters into physical and financial instruments for the purpose of hedging commodity price risk. Gains or losses on these derivatives are generally deferred and recognized upon settlement along with the underlying sales or purchase contract. PSE has established policies and procedures to manage these risks. A Risk Management Committee separate from the units that create these risks monitors compliance with PSE's policies and procedures. In addition, the Audit Committee of PSE's Board of Directors has oversight of the Risk Management Committee.

     Currently, PSE accounts for these activities pursuant to EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The conclusion reached by the EITF was that such contracts should be recorded at fair value when entered into for trading purposes with the mark-to-market gains or losses recorded in current earnings. PSE does not consider its current operations to meet the definition of trading activities as described by EITF 98-10. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as qualifying cash flow hedge under the statement. Puget Energy will recognize the cumulative effect of this change in accounting principle by recording an after-tax decrease to current earnings of approximately $14.7 million for electric derivative transactions. In addition, Puget Energy will record a deferred asset for electric energy contracts designated as a qualifying cash flow hedges of approximately $286.9 million at the adoption with a corresponding increase of approximately $286.9 million in other comprehensive income.

OTHER

     Debt premium, discount and expenses are amortized over the life of the related debt. The premiums and costs associated with reacquired debt are being amortized over the life of the related new issuances, in accordance with ratemaking treatment.

EARNINGS PER COMMON SHARE

     Basic earnings per common share have been computed based on weighted average common shares outstanding of 85,411,000, 84,613,000 and 84,561,000 for 2000, 1999 and 1998, respectively. Diluted earnings per common share have been computed based on weighted average common shares outstanding of 85,690,000, 84,847,000 and 84,768,000 for 2000, 1999 and 1998, respectively, which include the dilutive effect of securities related to employee stock-based compensation plans.

Note 2.

Utility Plant

     Utility plant at December 31, 2000 and 1999 included the following:

  (DOLLARS IN THOUSANDS)
  DECEMBER 31                                                       2000           1999
---------------------------------------------------------- -------------- --------------
  Electric, gas and common utility plant classified by
       prescribed accounts at original cost:
    Distribution plant                                        $3,177,277     $2,970,643
    Production plant                                           1,097,953      1,116,351
    Transmission plant                                           694,053        666,318
    General plant                                                375,457        383,075
    Construction work in progress                                164,221        311,317
    Plant acquisition adjustment                                  76,623         72,495
    Intangible plant (including capitalized software)            243,904        103,276
    Underground storage                                           22,570         14,801
    Plant held for future use                                      8,225          9,755
    Other                                                          4,807          4,548
    Less accumulated provision for depreciation                2,026,681      1,901,658
---------------------------------------------------------- -------------- --------------
       Net utility plant                                      $3,838,409     $3,750,921
---------------------------------------------------------- -------------- --------------

     In April 2000, PSE placed its new customer information system software in service for a total of $147 million. The cost of the ConsumerLinX software is being amortized over 10 years.

     On March 6, 2000, the Washington Commission authorized PSE to sell its 7% ownership interest in the coal-fired Centralia Electric Generating plant located in southwest Washington State. On May 4, 2000, the plant was sold to TECWA Power, Inc. Of the resulting pre-tax gain, $21 million was allocated to customers and $2.5 million to PSE in accordance with the order.

     On November 1, 1999, PSE purchased a 160-megawatt natural gas-fired cogeneration plant from Encogen Northwest L.P. for $164 million. Pursuant to an October 27, 1999 order from the Washington Commission approving the purchase, PSE will depreciate the original owner's net book value of the plant over the remaining 23 year useful life of the project. The difference between the purchase price and the net book value of the plant (approximately $76.6 million) has been recorded as plant acquisition adjustment and is being amortized over nine years.

Note 3.

Capital Stock

                                                                    PREFERRED STOCK                  COMMON STOCK
                                                    ---------------------------------------------- ---------------------
                                                         NOT SUBJECT TO          SUBJECT TO
                                                      MANDATORY REDEMPTION       MANDATORY
                                                                                 REDEMPTION        WITHOUT PAR VALUE
                                                         $25 PAR VALUE         $100 PAR VALUE      ($10 STATED VALUE)
--------------------------------------------------- ----------------------- ------------------- ------------------------
  SHARES OUTSTANDING JANUARY 1, 1998                             3,819,506             781,343               84,560,645
--------------------------------------------------- ----------------------- ------------------- ------------------------
  Issued to shareholders under the Stock Purchase
  and Dividend Reinvestment Plan:
       1999                                                             --                  --                  361,944
       2000                                                             --                  --                  981,549
--------------------------------------------------- ----------------------- ------------------- ------------------------
  Acquired for sinking fund:
       1998                                                             --             (49,500)                      --
       1999                                                             --             (75,000)                      --
       2000                                                             --             (75,000)                      --
--------------------------------------------------- ----------------------- -------------------- -----------------------
  Called for redemption or reacquired and
  canceled:
       1998                                                        (16,500)               (224)                      --
       1999                                                     (1,403,006)                  --                      --
--------------------------------------------------- ----------------------- ------------------- ------------------------
  Fractional share redemptions in connection with
  merger exchange:
       1998                                                             --                  --                      (84)
       1999                                                             --                  --                     (100)
       2000                                                             --                  --                     (163)
--------------------------------------------------- ----------------------- ------------------- ------------------------
  Shares outstanding December 31, 2000                           2,400,000             581,619               85,903,791
--------------------------------------------------- ----------------------- ------------------- ------------------------

See “Consolidated Statements of Capitalization” for details on specific series.

     On October 23, 2000, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding common share of Puget Energy. The dividend was paid on December 29, 2000 to shareholders of record on that date. The Rights will become exercisable only if a person or group acquires 10% or more of the Puget Energy's outstanding common stock or announces a tender offer which, if consummated, would result in ownership by a person or group of 10% or more of the outstanding common stock. Each right will entitle the holder to purchase from Puget Energy one one-hundredth of a share of preferred stock with economic terms similar to that of one share of the Puget Energy's common stock at a purchase price of $65, subject to adjustments. The Rights expire on December 21, 2010, unless earlier redeemed or exchanged by Puget Energy.

     The weighted average dividend rate for the Adjustable Rate Cumulative Preferred Stock (“ARPS”), Series B ($25 par value) was 4.23% for 1999 and 4.83% for 1998. PSE reacquired 16,500 shares of ARPS Series B through open-market purchases during 1998 and redeemed the remaining ARPS on February 2, 1999 at $25 par plus accrued dividends through February 2, 1999. The 8.50% Series Preferred was redeemed at par plus accrued dividends on September 1, 1999. The 7.45% Series Preferred may be redeemed at par on or after November 1, 2003.

Note 4.

Preferred Stock Subject to Mandatory Redemption

     PSE is required to deposit funds annually in a sinking fund sufficient to redeem the following number of shares of each series of preferred stock at $100 per share plus accrued dividends: 4.70% Series and 4.84% Series, 3,000 shares each and 7.75% Series, 37,500 shares. All previous sinking fund requirements have been satisfied. At December 31, 2000, there were 46,689 shares of the 4.70% Series and 30,192 shares of the 4.84% Series acquired by PSE and available for future sinking fund requirements. Upon involuntary liquidation, all preferred shares are entitled to their par value plus accrued dividends.

     The preferred stock subject to mandatory redemption may also be redeemed by PSE at the following redemption prices per share plus accrued dividends: 4.70% Series, $101 and 4.84% Series, $102. The 7.75% Series may be redeemed by PSE, subject to certain restrictions, at $103.62 per share plus accrued dividends through February 15, 2001, and at per share amounts which decline annually to a price of $100 after February 15, 2007.

Note 5.

Company-Obligated, Mandatorily Redeemable Preferred Securities

     In 1997, PSE formed Puget Sound Energy Capital Trust I (the “Trust”) for the sole purpose of issuing and selling common and preferred securities (“Trust Securities”). The proceeds from the sale of Trust Securities were used to purchase Junior Subordinated Debentures (“Debentures”) from PSE. The Debentures are the sole assets of the Trust and PSE owns all common securities of the Trust.

     The Debentures have an interest rate of 8.231% and a stated maturity date of June 1, 2027. The Trust Securities are subject to mandatory redemption at par on the stated maturity date of the Debentures. The Trust Securities may be redeemed earlier, under certain conditions, at the option of PSE. Dividends relating to preferred securities are included in interest expense.

Note 6.

Additional Paid-in Capital

     The changes in Additional Paid-in Capital are as follows:

  (DOLLARS IN THOUSANDS)                           2000       1999       1998
-------------------------------------------- ----------- ---------- ----------
  Balance at beginning of year                 $454,982   $450,724   $450,845
  Excess of proceeds over stated values of
   common stock issued                           13,295      4,198         --
  Retained earnings adjustment for
   preferred redemption                           1,181        150         --
  Issue costs and other expenses                   (309)       (90)      (121)
  Issuance of preferred stock of subsidiary       1,030         --         --
-------------------------------------------- ----------- ---------- ----------
  Balance at end of year                       $470,179   $454,982   $450,724
-------------------------------------------- ----------- ---------- ----------
Note 7.

Earnings Reinvested in the Business

     The payment of dividends on common stock is restricted by provisions of certain covenants applicable to preferred stock and long-term debt contained in PSE's Articles of Incorporation and Mortgage Indentures. Under the most restrictive covenants, earnings reinvested in the business unrestricted as to payment of cash dividends were approximately $228 million at December 31, 2000.

Note 8.

Long-Term Debt

   FIRST MORTGAGE BONDS AND SENIOR NOTES

   AT DECEMBER 31 (DOLLARS IN THOUSANDS)

  SERIES               DUE                  2000                 1999
  6.61%               2000                    --             $ 10,000
  9.60%               2000                    --               25,000
  8.51 8.55%          2001                19,000               19,000
  7.53 7.91%          2002                30,000               30,000
  7.85%               2002                30,000               30,000
  7.07%               2002                27,000               27,000
  7.15%               2002                 5,000                5,000
  7.625%              2002                25,000               25,000
  6.23 - 6.31%        2003                28,000               28,000
  7.02%               2003                30,000               30,000
  6.20%               2003                 3,000                3,000
  6.40%               2003                11,000               11,000
  6.07 & 6.10%        2004                18,500               18,500
  7.70%               2004                50,000               50,000
  7.80%               2004                30,000               30,000
  6.92 & 6.93%        2005                31,000               31,000
  6.58%               2006                10,000               10,000
  8.06%               2006                46,000               46,000
  8.14%               2006                25,000               25,000
  7.02 & 7.04%        2007                25,000               25,000
  7.75%               2007               100,000              100,000
  8.40%               2007                10,000               10,000
  6.51 & 6.53%        2008                 4,500                4,500
  7.61%               2008                25,000                   --
  6.61 & 6.62%        2009                 8,000                8,000
  6.46%               2009               150,000              150,000
  7.12%               2010                 7,000                7,000
  7.96%               2010               225,000                   --
  7.69%               2011               260,000                   --
  8.59%               2012                 5,000                5,000
  8.20%               2012                30,000               30,000
  6.83% & 6.90%       2013                13,000               13,000
  7.35 & 7.36%        2015                12,000               12,000
  6.74%               2018               200,000              200,000
  9.57%               2020                25,000               25,000
  8.25 - 8.40%        2022                35,000               35,000
  7.19%               2023                 3,000               13,000
  7.35%               2024                55,000               55,000
  7.15 & 7.20%        2025                17,000               17,000
  7.02%               2027               300,000              300,000
  7.00%               2029               100,000              100,000
--------------------------- --------------------- --------------------
  Total                               $2,028,000           $1,563,000
--------------------------- --------------------- --------------------

     In September 1998, PSE filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of Senior Notes secured by a pledge of First Mortgage Bonds. On March 9, 1999, PSE issued $250 million principal amount of Senior Medium-Term Notes, Series B, which consisted of $150 million principal amount due March 9, 2009, at an interest rate of 6.46% and $100 million principal amount due March 9, 2029, at an interest rate of 7.0%. On February 22, 2000, PSE issued $225 million principal amount of 7.96% Senior Medium-Term Notes, Series B due February 22, 2010. On September 8, 2000, PSE issued the remaining $25 million principal amount of Senior Notes from the shelf registration. The 7.61% Senior Medium-Term Notes, Series B are due September 8, 2008.

     In October 2000, PSE filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of Senior Notes secured by a pledge of First Mortgage Bonds, Subordinated Debentures or Trust Preferred Securities. On November 9, 2000, PSE issued $260 million principal amount of 7.69% Senior Medium-Term Notes, Series C. The Notes are due February 1, 2011.

     Substantially all utility properties owned by PSE are subject to the lien of PSE's electric and gas mortgage indentures.

POLLUTION CONTROL BONDS

     PSE has outstanding three series of Pollution Control Bonds. Amounts outstanding were borrowed from the City of Forsyth, Montana (“the City”). The City obtained the funds from the sale of Customized Pollution Control Refunding Bonds issued to finance pollution control facilities at Colstrip Units 3 and 4.

     Each series of bonds is collateralized by a pledge of PSE's First Mortgage Bonds, the terms of which match those of the Pollution Control Bonds. No payment is due with respect to the related series of First Mortgage Bonds so long as payment is made on the Pollution Control Bonds. Interest rates for the 1992 and 1993 series are 6.80% and 5.875%, respectively. The 1991 series consists of $27.5 million principal amount bearing interest at 7.05% and $23.4 million principal amount bearing interest at 7.25%.

PROJECT DEBT

     On November 1, 1999, PSE assumed approximately $109 million of project debt under the agreement to purchase the 160-megawatt natural gas-fired cogeneration plant from Encogen Northwest L.P. Interest rates on the project debt ranged from 8.64% to 13.03%. In February 2000, PSE used a portion of the proceeds from the issuance of $225 million principal amount of Senior Medium-Term notes to pay off the project debt. At December 31, 1999, the project debt was included in Other notes.

LONG-TERM DEBT MATURITIES

     The principal amounts of long-term debt maturities for the next five years are as follows:

  (DOLLARS IN THOUSANDS)      2001        2002        2003       2004      2005
-------------------------------------------------------------------------------
  Maturities of:
    Long-term debt        $ 19,000    $117,000    $ 72,000   $ 98,500   $31,000

Note 9

Short-Term Debt and Other Financing Arrangements

     At December 31, 2000, PSE had short-term borrowing arrangements which included a $375 million line of credit with thirteen banks which expires on February 13, 2003. The agreement provides PSE with the ability to borrow at different interest rate options and includes variable fee levels. The options are: (1) the higher of the prime rate or the Federal Funds rate plus .50% or (2) the Eurodollar rate plus .25%. The current availability fee is .08% per annum on the unused loan commitment.

     In addition, PSE has agreements with several banks to borrow on an uncommitted, as available basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements. PSE also uses commercial paper to fund its short-term borrowing requirements.

  (DOLLARS IN THOUSANDS)

AT DECEMBER 31                              2000        1999       1998
--------------------------------------  ----------    --------   --------
  Short-term borrowings outstanding:
    Commercial paper notes                $204,019    $105,712   $142,105
    Bank line of credit borrowing           $2,377          --    $25,000
    Uncommitted bank borrowings           $171,750    $499,000   $283,800
    Notes Payable                             $170          --         --
    Weighted average interest rate           7.33%       6.59%      5.90%
    Revolving Credit Facility1             $12,000          --         --
    Credit availability2                  $375,000    $375,000   $375,000

     PSE has, on occasion, entered into interest rate swap agreements to reduce the impact of changes in interest rates on portions of its floating-rate debt.

Note 10.

Estimated Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of PSE's financial instruments at December 31, 2000 and 1999:

                                              2000           2000     1999           1999
                                              CARRYING       FAIR     CARRYING       FAIR
  (DOLLARS IN MILLIONS)                       AMOUNT         VALUE    AMOUNT        VALUE
-----------------------------------------------------------------------------------------
  Financial assets:
    Cash                                        $ 36.4      $ 36.4     $ 65.7      $ 65.7
    Cabot preferred stock                           --          --     $ 51.6      $ 51.6
    Equity securities3                          $  7.5      $  7.5     $ 13.7      $ 13.7
    Notes receivable                            $ 53.3      $ 53.3     $ 31.1      $ 31.1
  Financial liabilities:
    Short-term debt                             $377.2      $377.2     $604.7      $604.7
    Preferred stock subject to
      Mandatory redemption                       $58.2      $ 58.5     $ 65.7      $ 65.2
    Corporation obligated, mandatorily
       Redeemable preferred securities of
       Subsidiary trust holding solely
       junior subordinated debentures of
       the corporation                          $100.0     $ 102.4     $100.0      $ 91.8
    Long-term debt                            $2,189.9    $2,183.0   $1,724.8    $1,618.3
    Project debt                                    --          --     $106.0      $109.4
  Unrecognized financial instruments:
    Interest rate swaps                             --          --         --      $ (0.6)
-------------------------------------------------------------------------------------------

1 The revolving credit facility requires Utilx to maintain certain financial services covenants, including requirements to maintain certain levels of net worth and debt coverage. The agreement also places certain restrictions on expenditures, other indebtedness and executive compensation.

2 Provides liquidity support for PSE's outstanding commercial paper and borrowing from credit line banks in the amount of $204.0 million, $105.7 million and $167.1 million for 2000, 1999 and 1998 respectively, effectively reducing the available borrowing capacity under these credit lines to $171.0 million, $269.3 million and $207.9 million, respectively.

3 2000 carrying amount includes an adjustment of $7.3 million to report the available-for-sale securities at market value. This amount has been included as a component of other comprehensive income net of deferred taxes of $2.6 million.

     The fair value of outstanding bonds including current maturities is estimated based on quoted market prices.

     The preferred stock subject to mandatory redemption and corporation obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the corporation is estimated based on dealer quotes.

     The carrying value of short-term debt is considered to be a reasonable estimate of fair value. The carrying amount of cash, which includes temporary investments with original maturities of three months or less, is also considered to be a reasonable estimate of fair value.

     The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that PSE would receive or pay to terminate each swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of all the parties to each swap.

     Derivative instruments have been used by PSE on a limited basis. PSE has a policy that financial derivatives are to be used only to mitigate business risk and not for speculative purposes.

Note 11.

Supplementary Income Statement Information

  (DOLLARS IN THOUSANDS)                       2000          1999          1998
---------------------------------------- ----------- ------------- -------------
  Taxes:
    Real estate and personal property      $ 47,357      $ 48,036      $ 40,422
    State business                           83,485        70,047        62,855
    Municipal, occupational and other        65,155        52,739        48,090
    Other                                    30,905        19,445        20,010
---------------------------------------- ----------- ------------- -------------
  Total taxes                              $226,902      $190,267      $171,377
---------------------------------------- ----------- ------------- -------------
  Charged to:
    Operating expense                      $203,230      $180,141      $160,472
    Other accounts, including
      construction work in progress          23,672        10,126        10,905
---------------------------------------- ----------- ------------- -------------
  Total taxes                              $226,902      $190,267      $171,377
---------------------------------------- ----------- ------------- -------------
       See "Consolidated Statements of Income" for maintenance and depreciation expense.

     Advertising, research and development expenses and amortization of intangibles are not significant. PSE pays no royalties.

Note 12.

Leases

     PSE treats all leases as operating leases for ratemaking purposes as required by the Washington Commission. Certain leases contain purchase options, renewal and escalation provisions. Capitalized leases are not material.

     Rental and operating lease expense for the years ended December 31, 2000, 1999 and 1998, were approximately $18.2 million, $16.9 million and $16.5 million, respectively. Payments received, for the sublease of properties were approximately $2.4 million, $2.3 million, and $1.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Future minimum lease payments for noncancelable leases are approximately $21.0 million for 2001, $17.2 million for 2002, $14.9 million for 2003, $8.7 million for 2004, $3.4 million for 2005 and in the aggregate, $6.7million thereafter. Future minimum sublease receipts for noncancelable subleases are $2.0 million for 2001, $2.0 million for 2002, and $2.0 million for 2003.

Note 13.

Federal Income Taxes

     The details of federal income taxes (“FIT”) are as follows:

  (DOLLARS IN THOUSANDS)                              2000          1999         1998
---------------------------------------------- ------------ ------------- ------------
  Charged to operating expense:
  Current                                         $128,138       $93,354      $88,606
  Deferred - net                                     1,557        15,373       17,948
  Deferred investment tax credits                      (704)        (725)        (740)
---------------------------------------------- ------------ ------------- ------------
  Total FIT charged to operations                  128,991       108,002      105,814
---------------------------------------------- ------------ ------------- ------------
  Charged to miscellaneous income:
  Current                                             7,843          (503)      4,634
  Deferred - net                                    (10,150)        4,574        (648)
---------------------------------------------- -------------- ----------- ------------
  Total FIT charged to miscellaneous income          (2,307)       4,071        3,986
---------------------------------------------- -------------- ----------- ------------
  Total FIT                                       $126,684      $112,073     $109,800
---------------------------------------------- ------------ ------------- ------------

     The following is a reconciliation of the difference between the amount of FIT computed by multiplying pre-tax book income by the statutory tax rate, and the amount of FIT in the Consolidated Statements of Income:

  (DOLLARS IN THOUSANDS)                                2000        1999       1998
-------------------------------------------------- ---------- ----------- ----------
  FIT at the statutory rate                         $112,180    $104,174    $97,794
-------------------------------------------------- ---------- ----------- ----------
  Increase (decrease):
    Depreciation expense deducted in the
      Financial statements in excess of tax
      Depreciation, net of depreciation
      Treated as a temporary difference               10,807       8,678      7,756
    AFUDC included in income in the financial
      Statements but excluded from taxable income     (3,274)     (4,345)    (3,953)
    Accelerated benefit on early retirement
      of depreciable assets                             (834)       (812)    (1,241)
    Investment tax credit amortization                  (704)       (725)      (740)
    Energy conservation expenditures - net            10,634      13,434     12,754
    Other - net                                       (2,125)     (8,331)    (2,570)
-------------------------------------------------- ---------- ----------- ----------
  Total FIT                                         $126,684    $112,073   $109,800
-------------------------------------------------- ---------- ----------- ----------
  Effective tax rate                                   39.5%       37.7%      39.3%
-------------------------------------------------- ---------- ----------- ----------

     The following are the principal components of FIT as reported:

  (DOLLARS IN THOUSANDS)                                 2000       1999       1998
--------------------------------------------------- ---------- ---------- ----------
  Current FIT                                        $135,981    $92,851    $93,240
--------------------------------------------------- ---------- ---------- ----------
  Deferred FIT - other:
    Conservation tax settlement                         1,776      2,927      3,257
    Periodic rate adjustment mechanism (PRAM)              --         --        107
    Cabot preferred stock sale                        (10,635)        --         --
    Deferred taxes related to insurance reserves         (384)    (1,225)    (1,224)
    Reversal of Statement No. 90 present
      value adjustments                                    --         92        255
    Residential Purchase and Sale Agreement - net       2,226         --      3,441
    Normalized tax benefits of the
      accelerated cost recovery system                 10,931     14,452     20,118
    Energy conservation program                        (1,666)      (983)    (2,437)
    Environmental remediation                              721       947     (2,946)
    WNP 3 tax settlement                               (1,126)      (826)      (826)
    Merger costs                                           --        409         42
    Demand charges                                        (79)        14      3,273
    Allowance for doubtful accounts                   (13,821)        --         --
    Other                                               3,464      4,140     (5,760)
--------------------------------------------------- ---------- ---------- ----------
  Total deferred FIT - other                           (8,593)    19,947     17,300
--------------------------------------------------- ---------- ---------- ----------
  Deferred investment tax credits -
    net of amortization                                  (704)      (725)      (740)
--------------------------------------------------- ---------- ---------- ----------
  Total FIT                                          $126,684   $112,073   $109,800
--------------------------------------------------- ---------- ---------- ----------

     Deferred tax amounts shown above result from temporary differences for tax and financial statement purposes. Deferred tax provisions are not recorded in the income statement for certain temporary differences between tax and financial statement purposes because they are not allowed for ratemaking purposes.

     PSE calculates its deferred tax assets and liabilities under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement No. 109”). Statement No. 109 requires recording deferred tax balances, at the currently enacted tax rate, for all temporary differences between the book and tax bases of assets and liabilities, including temporary differences for which no deferred taxes had been previously provided because of use of flow-through tax accounting for ratemaking purposes. Because of prior and expected future ratemaking treatment for temporary differences for which flow-through tax accounting has been utilized, a regulatory asset for income taxes recoverable through future rates related to those differences has also been established. At December 31, 2000, the balance of this asset is $207.4 million.

     The deferred tax liability at December 31, 2000 and 1999 is comprised of amounts related to the following types of temporary differences:

  (DOLLARS IN THOUSANDS)                          2000          1999
---------------------------------------- -------------- -------------
  Utility plant                               $571,772      $574,064
  Investment in Cabot stock                         --        10,635
  Energy conservation charges                   31,212        41,833
  Contributions in aid of construction         (37,275)       (33,927)
  Bonneville Exchange Power                     20,258        22,618
  Cabot Gas Contract Purchase                    4,533         4,200
  Other                                         17,685        17,312
---------------------------------------- -------------- -------------
  Total                                       $608,185      $636,735
---------------------------------------- -------------- -------------

     The totals of $608.2 million and $636.7 million for 2000 and 1999 consist of deferred tax liabilities of $706.8 million and $719.7 million net of deferred tax assets of $98.6 million and $83.0 million, respectively.

Note 14.

Retirement Benefits

     Puget Energy has a defined benefit pension plan covering substantially all of its employees. Benefits are a function of both age and salary. Additionally, Puget Energy maintains a non-qualified supplemental retirement plan for officers and certain director-level employees.

     In addition to providing pension benefits, Puget Energy provides certain health care and life insurance benefits for retired employees. These benefits are provided principally through an insurance company whose premiums are based on the benefits paid during the year.

                                                           PENSION BENEFITS         OTHER BENEFITS
       (DOLLARS IN THOUSANDS)                              2000         1999        2000         1999
       -----------------------------------------------------------------------------------------------
       Change in benefit obligation:
       Benefit obligation at beginning of year         $349,160     $352,422     $26,003      $29,438
       Service cost                                       9,005        9,259         224          245
       Interest cost                                     25,500       24,181       1,965        1,868
       Amendments                                            77          500          --           --
       Actuarial (gain)/loss                              4,058      (14,548)      1,187      (3,600)
       Benefits paid                                    (21,318)     (22,654)     (1,811)      (1,948)
       -----------------------------------------------------------------------------------------------
       Benefit obligation at end of year               $366,482     $349,160     $27,568      $26,003
       -----------------------------------------------------------------------------------------------
       Change in plan assets:
       Fair value of plan assets at beginning of year  $524,827     $464,195     $14,738      $14,132
       Actual return on plan assets                      (8,151)      82,300         910          740
       Employer contribution                              1,110          986       1,824        1,814
       Benefits paid                                    (21,318)     (22,654)     (1,811)      (1,948)
       -----------------------------------------------------------------------------------------------
       Fair value of plan assets at end of year        $496,468     $524,827     $15,661      $14,738
       -----------------------------------------------------------------------------------------------

(continued)
                                                               PENSION BENEFITS              OTHER BENEFITS
       (DOLLARS IN THOUSANDS)                                  2000         1999             2000          1999
----------------------------------------------------------------------------------------------------------------
       Funded status                                       $129,986     $175,667          $(11,907)    $(11,265)
       Unrecognized actuarial gain                         (128,268)    (189,609)           (3,506)      (4,870)
       Unrecognized prior service cost                       19,333       22,218              (395)        (429)
       Unrecognized net initial (asset)/obligation           (5,103)      (6,333)           7,521         8,148
---------------------------------------------------------------------------------    ----------------------------
       Net amount recognized                                 $15,948      $1,943           $(8,287)     $(8,416)
---------------------------------------------------------------------------------    ----------------------------
       Amounts recognized on statement of
         financial position consist of:
       Prepaid benefit cost                                 $34,326      $17,698           $(8,287)     $(8,416)
       Accrued benefit liability                            (25,861)     (23,670)              --            --
       Intangible asset                                       7,483        7,915               --            --
---------------------------------------------------------------------------------    ----------------------------
       Net amount recognized                                $15,948       $1,943           $(8,287)     $(8,416)
---------------------------------------------------------------------------------    ----------------------------

     In accounting for pension and other benefits costs under the plans, the following weighted average actuarial assumptions were used:

                                                   PENSION BENEFITS                       OTHER BENEFITS
                                                2000       1999        1998           2000         1999         1998
 --------------------------------------- ------------ ---------- -----------      --------- ------------ ------------
  Discount rate                                 7.5%       7.5%        7.0%           7.5%         7.5%         7.0%
  Return on plan assets                        9.75%      9.75%       9.75%         6-8.5%       6-8.5%       6-8.5%
  Rate of compensation increase                 5.0%       5.0%        5.0%             --           --           --
  Medical trend rate                              --         --          --           7.0%         7.0%         7.5%
---------------------------------------- ------------ ---------- -----------      --------- ------------ ------------

                                                   PENSION BENEFITS                       OTHER BENEFITS
  (DOLLARS IN THOUSANDS)                        2000        1999       1998           2000         1999         1998
  -------------------------------------- ------------ ----------- ----------      --------- ------------ ------------
  Components  Net Periodic Benefit Cost:
  Service cost                                $9,005      $9,259     $8,550           $224         $245         $229
  Interest cost                               25,500      24,180     22,862          1,965        1,868        1,985
  Expected return on plan assets             (42,280)    (37,310)   (33,744)          (892)        (857)        (867)
  Amortization of prior service cost           2,884       3,330      3,330            (34)         (34)         (34)
  Recognized net actuarial gain               (6,851)     (3,117)    (3,180)          (195)        (145)         (97)
  Amortization of transition                  (1,230)     (1,230)    (1,230)           627          627          627
  (asset)/obligation
  Special recognition of prior service costs      77         462         --             --           --           --
 ---------------------------------------- ------------- ------------ --------- --- --------- ------------ ------------
  Net pension benefit cost                   (12,895)      (4,426)   (3,412)         1,695        1,704        1,843
  Regulatory adjustment                           --         932      1,263             --           --           --
---------------------------------------- ------------- ------------ ---------     --------- ------------ ------------
  Net periodic benefit cost                 $(12,895)     $(3,494)  $(2,149)        $1,695       $1,704       $1,843
---------------------------------------- ------------- ------------ ---------     --------- ------------ ------------

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $32.2 million, $25.9 million, and $0, respectively, as of December 31, 2000.

     The assumed medical inflation rate is 7.0% in 2000 decreasing to 6.0% in 2003. A 1% change in the assumed medical inflation rate would have the following effects:

                                                           2000                 1999
                                                     1%           1%       1%          1%
  (DOLLARS IN THOUSANDS)                          INCREASE     DECREASE   INCREASE  DECREASE
-------------------------------------------------------------------------------------------------
  Effect on service and interest cost components     $661      $(583)       $596     $(579)
  Effect on postretirement benefit obligation        $ 49      $ (42)       $ 40     $ (39)
Note 15.

Employee Investment Plan and Employee Stock Purchase Plan

     Puget Energy has qualified Employee Investment Plans under which employee salary deferrals and after-tax contributions are used to purchase several different investment fund options.

     Puget Energy contributions to the Employee Investment Plan were $7.2 million, $7.1 million, and $6.5 million for the years 2000, 1999 and 1998, respectively. The shareholders have authorized the issuance of up to 2,000,000 shares of common stock under the PSE plan, of which 959,142 were issued through December 31, 2000. The Employee Investment Plan eligibility requirements are set forth in the plan documents.

     Puget Energy also has an Employee Stock Purchase Plan which was approved by shareholders on May 19, 1997, and commenced July 1, 1997, under which options are granted to eligible employees who elect to participate in the plan on January 1st and July 1st of each year. Participants are allowed to exercise those options six months later to the extent of payroll deductions or cash payments accumulated during that six-month period. The option price under the plan during 2000 was 85% of either the fair market value of the common stock at the grant date or the fair market value at the exercise date, whichever is less. Puget Energy contributions to the Plan were $301,610, $88,900 and $98,200 for 2000, 1999 and 1998, respectively.

     On February 1, 1998, Puget Energy granted 50 performance shares to 2,800 eligible employees in recognition of their efforts to implement Puget Energy's strategies. On February 1, 2000, those performance shares and dividend equivalents were converted to common stock. Total cost of the performance share grant program was $4.1 million, which was recognized as an accounting expense over the two-year vesting period.

Note 16.

Other Investments

     In May 1994, PSE merged its oil and gas exploration and production subsidiary, Washington Energy Resources Company (“Resources”), with a wholly-owned subsidiary of Cabot Oil and Gas Corporation (“Cabot”) in a tax-free exchange in which PSE received common and preferred stock of Cabot. The investment in Cabot stock was classified as available-for-sale. In May 1999, PSE sold the 2,133,000 shares of Cabot common stock and recorded an after-tax gain of $12.3 million. At the time of the common stock sale, the fair value of the stock was $37.4 million and an unrealized gain of $12.3 million, net of tax, was included as a component of other comprehensive income. The $12.3 million unrealized gain on the sale was reclassified out of accumulated other comprehensive income at the time of the sale. In May 2000, PSE sold all of its 1,134,000 shares of 6% convertible redeemable preferred stock in Cabot for $51.4 million, after expenses. The sale resulted in approximately $40.8 million in after-tax cash proceeds. There was no significant gain or loss on the transaction. As a result of these two transactions, PSE no longer holds any securities of Cabot.

     In March 1998, PSE entered into an agreement with CellNet Data Services Inc. (“CellNet”) under which PSE would lend CellNet up to $35 million in the form of multiple draws so that CellNet can finance an Automated Meter Reading (“AMR”) network system to be deployed in PSE's service territory. In September 1999, PSE announced it was expanding its AMR network system from 800,000 meters to 1,325,000 meters and as a result increased the authorized loan amount to $72 million. On June 30, 1999, PSE made the first loan under the loan agreement and as of December 31, 1999 and 2000, there were loans outstanding of $31.1 million and $51.9 million, respectively. During 2000, Schlumberger completed the acquisition of CellNet which was approved by the bankruptcy court.

Note 17.

Commitments and Contingencies

COMMITMENTS – ELECTRIC

     For the twelve months ended December 31, 2000, approximately 17.2% of PSE's energy output was obtained at an average cost of approximately 11.4 mills per KWH through long-term contracts with several of the Washington public utility districts (“PUDs”) owning hydro-electric projects on the Columbia River.

     The purchase of power from the Columbia River projects is generally on a “cost-of-service” basis under which PSE pays a proportionate share of the annual cost of each project in direct proportion to the amount of power annually purchased by PSE from such project. Such payments are not contingent upon the projects being operable. These projects are financed through substantially level debt service payments, and their annual costs should not vary significantly over the term of the contracts unless additional financing is required to meet the costs of major maintenance, repairs or replacements or license requirements. PSE's share of the costs and the output of the projects is subject to reduction due to various withdrawal rights of the PUDs and others over the lives of the contracts.

     As of December 31, 2000, PSE was entitled to purchase portions of the power output of the PUDs' projects as set forth in the following tabulation:

                                                              BONDS                    COMPANY'S ANNUAL AMOUNT
                                                           OUTSTANDING                PURCHASABLE (APPROXIMATE)
                                                                          -------------------------------------------------
                              CONTRACT       LICENSE1       12/31/002           % OF            MEGAWATT          COSTS3
  PROJECT                    EXP. DATE      EXP. DATE       (MILLIONS)         OUTPUT           CAPACITY       (MILLIONS)
------------------------- --------------- ------------- ----------------- ---------------- ----------------- --------------
  Rock Island
     Original units                 2012          2029              82.2             50.0               457           39.0
     Additional units               2012          2029             330.0             97.5                --             --
  Rocky Reach                       2011          2006             258.6             38.9               505           23.0
  Wells                             2018          2012             176.9             31.3               261            9.6
  Priest Rapids                     2005          2005             165.4              8.0                72            2.4
  Wanapum                           2009          2005             179.7             10.8                98            3.7
                                                                                           ----------------- --------------
  Total                                                                                               1,393           77.7

1PSE is unable to predict whether the licenses under the Federal Power Act will be renewed to the current licensees. The FERC has issued orders for the Rocky Reach, Wells and Priest Rapids/Wanapum projects under Section 22 of the Federal Power Act, which affirm PSE's contractual rights to receive power under existing terms and conditions even if a new licensee is granted a license prior to expiration of the contract term.

2The contracts for purchases initially were generally coextensive with the term of the PUD bonds associated with the project. Under the terms of some financings and refinancings, however, long-term bonds were sold to finance certain assets whose estimated useful lives extend beyond the expiration date of the power sales contracts. Of the total outstanding bonds sold for each project, the percentage of principal amount of bonds which mature beyond the contract expiration date are: 41.0% at Rock Island; 46.9% at Rocky Reach; 83.2% at Priest Rapids; 51.5% at Wanapum; and 5.3% at Wells.

3 The components of 2000 costs associated with the interest portion of debt service are: Rock Island, $22.0 million for all units; Rocky Reach, $6.2 million; Wells, $2.8 million; Priest Rapids, $0.7 million; and Wanapum, $1.0 million.

     PSE's estimated payments for power purchases from the Columbia River projects are $87.4 million for 2001, $87.0 million for 2002, $86.0 million for 2003, $84.0 million for 2004, $84.0 million for 2005 and in the aggregate, $588 million thereafter through 2018.

     PSE also has numerous long-term firm purchased power contracts with other utilities in the region. PSE is generally not obligated to make payments under these contracts unless power is delivered. PSE's estimated payments for firm power purchases from other utilities, excluding the Columbia River projects, are $144 million for 2001, $138 million for 2002, $125 million for 2003, $73 million for 2004, $69 million for 2005 and in the aggregate, $465 million thereafter through 2037. These contracts have varying terms and may include escalation and termination provisions.

     As required by the federal Public Utility Regulatory Policies Act (“PURPA”), PSE entered into long-term firm purchased power contracts with non-utility generators. PSE purchases the net electrical output of four significant projects at fixed and annually escalating prices which were intended to approximate PSE's avoided cost of new generation projected at the time these agreements were made. PSE's estimated payment under these three contracts are $264 million for 2001, $244 million for 2002, $221 million for 2003, $229 million for 2004, $217 million for 2005 and in the aggregate, $1.4 billion thereafter through 2012.

     The following table summarizes PSE's obligations for future power purchases.

                                                               2006 &
                                                               THERE-
(In Millions)               2001   2002   2003   2004   2005    AFTER    TOTAL
-------------------------- ------ ------ ------ ------ ------ -------- --------
  Columbia River Projects    $87    $87    $86    $84    $84     $588   $1,016
  Other utilities            144    138    125     73     69      465    1,014
  Non-Utility Generators     264    244    221    229    217    1,437    2,612
-------------------------- ------ ------ ------ ------ ------ -------- --------
      Total                 $495   $469   $432   $386   $370   $2,490   $4,642
-------------------------- ------ ------ ------ ------ ------ -------- --------

     Total purchased power contracts provided PSE with approximately 15.1 million, 16.1 million and 15.8 million MWH of firm energy at a cost of approximately $506.5 million, $487.4 million and $481.6 million for the years 2000, 1999 and 1998, respectively.

     As part of its electric operations and in connection with the 1997 restructuring of the Tenaska Power Purchase Agreement, PSE is obligated to deliver to Tenaska up to 48,000 MMBtu per day of natural gas for operation of Tenaska's cogeneration facility. This obligation continues for the remaining term of the agreement, provided that no deliveries are required during the month of May. The price paid by Tenaska for this gas is reflective of the daily price of gas at the United States/Canada border near Sumas, Washington.

     The following table indicates PSE's percentage ownership and the extent of PSE's investment in jointly-owned generating plants in service at December 31, 2000:

                                                                                   COMPANY'S SHARE
                                                                  ------------------------------------------------
                            ENERGY               COMPANY'S           PLANT IN SERVICE           ACCUMULATED
       PROJECT           SOURCE (FUEL)      OWNERSHIP SHARE (%)     AT COST (MILLIONS)    DEPRECIATION (MILLIONS)
--------------------- ------------------ ------------------------ --------------------- --------------------------
  Colstrip 1 and 2           Coal                   50%                       $191.4                   $116.9
  Colstrip 3 and 4           Coal                   25%                        452.6                    204.4

     Financing for a participant's ownership share in the projects is provided for by such participant. PSE's share of related operating and maintenance expenses is included in corresponding accounts in the Consolidated Statements of Income.

     On May 5, 2000, PSE sold its 7% interest in the 1,340-megawatt Centralia coal-fired generating project to TECWA Power, Inc., a subsidiary of TransAlta Corporation of Calgary, Canada. The sales price of approximately $37.4 million resulted in a pre-tax gain of approximately $23.5 million. Under the order issued by the Washington Commission, approximately $2.5 million of this gain ($1.6 million after-tax) goes to Company shareholders and $21.0 million has been deferred for pass through to electric customers in the form of a one-time refund to electric customers, based on electric consumption during the month of November 2000. Any final true-up of the gain will be collected or refunded through PSE's conservation rider.

     On July 20, 2000, PSE and PPL Global, LLC (formerly PP&L Global, Inc.) terminated an Asset Purchase Agreement dated as of November 1, 1998, under which PPL Global, LLC had proposed purchasing PSE's 735-megawatt interest in the four-unit Colstrip power plants and associated transmission capacity across Montana. As a result, PSE will retain its 50% interest in Colstrip Units 1 and 2 and 25% interest in Colstrip Units 3 and 4.

     As part of its electric operations and in connection with the 1999 buy-out of the Cabot gas supply contract, PSE is obligated to deliver to Encogen up to 21,800 MMBtu per day of natural gas for operation of the Encogen cogeneration facility. This obligation continues for the remaining term of the original Cabot agreement. PSE entered into a financial arrangement to hedge future gas supply costs associated with this obligation, 10,000 MMBtu per day for the remaining term of the agreement. Encogen has two gas supply agreements that comprise 40% of the plant's requirements with remaining terms of 7.5 years. The obligations under these contracts are $12.2 million in 2001, $12.8 million in 2002, $13.5 million in 2003, $14.2 million in 2004, $14.9 million in 2005 and $40.6 million in the aggregate thereafter.

GAS

     PSE has also entered into various firm supply, transportation and storage service contracts in order to assure adequate availability of gas supply for its firm customers. Many of these contracts, which have remaining terms from one to 23 years, provide that PSE must pay a fixed demand charge each month, regardless of actual usage. Certain of PSE's firm gas supply agreements also obligate PSE to purchase a minimum annual quantity at market-based contract prices. Generally, if the minimum volumes are not purchased and taken during the year, PSE is obligated to either: 1) pay a monthly or annual gas inventory charge calculated as a percentage of the then-current contract commodity price times the minimum quantity not taken; or 2) pay for gas not taken. Alternatively, under some of the contracts, the supplier may exercise a right to reduce its subsequent obligation to provide firm gas to PSE. PSE incurred demand charges in 2000 for firm gas supply, firm transportation service and firm storage and peaking service of $31.8 million, $52.9 million and $8.9 million, respectively.

     The following tables summarize PSE's obligations for future demand charges through the primary terms of its existing contracts and the minimum annual take requirements under the gas supply agreements. The quantified obligations are based on current contract prices and FERC authorized rates, which are subject to change.

  DEMAND CHARGE OBLIGATIONS
                                                                        2006 &
                                                                        THERE-
(In Millions)                    2001    2002    2003    2004    2005    AFTER    TOTAL
------------------------------ ------- ------- ------- ------- ------- -------- --------
  Firm gas supply               $31.7   $30.9   $25.0   $12.6    $0.8     $4.5   $105.5
  Firm transportation service    52.1    52.1    52.1    46.8    15.8    102.3    321.2
  Firm storage service            9.2     9.2     9.2     8.9     7.6     71.2    115.3
------------------------------ ------- ------- ------- ------- ------- -------- --------
      Total                     $93.0   $92.2   $86.3   $68.3   $24.2   $178.0   $542.0
------------------------------ ------- ------- ------- ------- ------- -------- --------

  MINIMUM ANNUAL TAKE OBLIGATIONS
                                                                                 2006 &
                                                                                 THERE-
(In thousands of therms)      2001       2002      2003      2004      2005      AFTER       TOTAL
------------------------- --------- ---------- --------- --------- --------- ---------- -----------
  Firm gas supply          868,107    531,967   430,542   215,661       680         --   2,046,957

     PSE believes that all demand charges will be recoverable in rates charged to its customers. Further, pursuant to implementation of FERC Order No. 636, PSE has the right to resell or release to others any of its unutilized gas supply or transportation and storage capacity.

     PSE does not anticipate any difficulty in achieving the minimum annual take obligations shown, as such volumes represent less than 77% of expected annual sales for 2001 and less than 48% of expected sales in subsequent years.

     PSE's current firm gas supply contracts obligate the suppliers to provide, in the aggregate, annual volumes up to those shown below:

  MAXIMUM SUPPLY AVAILABLE UNDER CURRENT FIRM SUPPLY CONTRACTS
                                                                                    2006 &
                                                                                    THERE-
(In thousands of therms)       2001       2002      2003      2004       2005        AFTER       TOTAL
-------------------------- --------- ---------- --------- --------- ---------- ------------ -----------
  Firm gas supply           931,740    593,160   462,880   245,420      6,680       36,033   2,275,913

     During 2000, Washington Energy Gas Marketing Company (“WEGM”), a wholly-owned subsidiary, held firm transportation rights to transport natural gas through various pipelines from Alberta, Canada to the northern border of Idaho, as well as certain gas storage rights in Alberta and Washington state. During 2000, WEGM assigned substantially all of the rights and obligations with the transportation and storage services to various third parties. As of December 31, 2000, WEGM has a reserve for future losses associated with the remaining contractual obligations of $1.7 million. In the third quarter of 1999, WEGM recorded a $4.9 million ($3.2 million after-tax) charge based on the sale of its interest in the PGT pipeline capacity and actual mitigation results in 1999. In the fourth quarter of 1999, WEGM recorded a $0.7 million ($0.5 million after-tax) charge to adjust the remaining reserve for expected future losses. During 2000, 1999 and 1998, pre-tax losses totaling $0.8 million, $8.4 million and $1.9 million, respectively, were charged against the reserve. Future obligation for demand charges through the primary term of the gas transportation and storage contracts that may be reassigned are $27,800 from 2001 through 2004, 65,800 for 2005 and $752,700 thereafter.

CONTINGENCIES

     Puget Energy is subject to environmental regulation by federal, state and local authorities. PSE has been named a Potentially Responsible Party by the Environmental Protection Agency (“EPA”) at several contaminated sites and manufactured gas plant sites. PSE has implemented an ongoing program to test, replace and remediate certain underground storage tanks as required by federal and state laws and this process is nearing completion. Remediation and testing of Company vehicle service facilities and storage yards is also continuing.

     During 1992, the Washington Commission issued orders regarding the treatment of costs incurred by PSE for certain sites under its environmental remediation program. The orders authorize PSE to accumulate and defer prudently incurred cleanup costs paid to third parties for recovery in rates established in future rate proceedings. PSE believes a significant portion of its past and future environmental remediation costs are recoverable from either insurance companies, third parties or under the Washington Commission's order.

     On December 12, 2000, certain industrial customers who receive electric service under a market index-based tariff filed a complaint with the Washington Commission seeking emergency relief from this tariff. These and other industrial customers had demanded the market index-based tariff in return for supporting PSE's 1997 merger with Washington Natural Gas Company. On December 13, 2000, PSE filed a petition requesting that PSE be allowed to defer and recover any lost revenue resulting from any relief granted to these customers.

     The Washington Commission held a number of hearings on this subject and on January 22, 2001, while concluding no emergency relief was warranted, ordered continued hearings as to whether and how some relief in the form of a “soft” price cap could be temporarily put in place for these customers. PSE immediately filed testimony with the Washington Commission detailing the significant adverse financial impact of such a proposal at rate cap levels being contemplated ($125 to $150 per megawatt hour). PSE also filed suit in King County Superior Court against certain of the customers seeking damages for their attempt to void their agreement to buy electricity under the market index-based tariffs.

     Subsequent to those actions, the Washington Commission suspended the hearings to allow all parties to work on a settlement. The settlement proposal, which currently is being finalized in writing, would result in the significant portion of the industrial loads in question (in excess of 250 average megawatts) being expected to purchase electricity from other suppliers and in return give up any rights to PSE's embedded cost resources. Customers representing a small portion of the load (approximately 25 average megawatts) have the opportunity to transfer to a tariff with a new “small customer” rate schedule. It is expected that the settlement proposal will be submitted to the Washington Commission in March 2001.

     The information presented here as it relates to estimates of future liability is as of December 31, 2000.

ELECTRIC SITES

     PSE has expended approximately $16.3 million related to the remediation activities covered by the Washington Commission's order and has accrued approximately $2.0 million as a liability for future remediation costs for these and other remediation activities. To date, PSE has recovered approximately $16.5 million from insurance carriers.

GAS SITES

     Several former WNG or predecessor companies manufactured gas plant (“MGP”) sites are currently undergoing investigation, remediation activities or monitoring actions relating to environmental contamination. Legal and remediation activities incurred to date total approximately $53.8 million and approximately $6.8 million has been accrued for future remediation costs for these and other remediation sites. To date, PSE has recovered approximately $57.5 million from insurance carriers and other third parties.

     Based on all known facts and analyses, PSE believes it is not likely that the identified environmental liabilities will result in a material adverse impact on PSE's financial position, operating results or cash flow trends.

LITIGATION

     Other contingencies, arising out of the normal course of Puget Energy's business, exist at December 31, 2000. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of Puget Energy.

Note 18.

Accounting for Derivative Instruments and Hedging Activities

     On January 1, 2001, Puget Energy adopted Statement No. 133, as amended by Statement No. 138. Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Puget Energy enters into both physical and financial contracts to manage its energy resource portfolio. Certain of these contracts outstanding on December 31, 2000 meet the derivative classification requirements of the statement and will be reported at fair value in the balance sheet. Beginning with the implementation of Statement No. 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as a qualifying cash flow hedge under the statement. Puget Energy will recognize the cumulative effect of this change in accounting principle by recording an after-tax decrease to current earnings of approximately $14.7 million for electric derivative transactions. In addition, Puget Energy will record a deferred asset for electric energy contracts designated as qualifying cash flow hedges of approximately $286.9 million at the adoption with a corresponding increase of approximately $286.9 million in other comprehensive income. Puget Energy anticipates approximately $207.9 million of the $286.9 million will reverse during 2001 and will, as a result, report a corresponding decrease to the deferred asset and to other comprehensive income to report this reversal. The decrease in the deferred asset and in other comprehensive income will have no net effect on current earnings. These estimates are based upon the forward market prices for energy at December 31, 2000. Retail gas related derivative transactions are deferred under Puget Energy's Purchased Gas Adjustment Mechanism and recorded in earnings as the transactions are executed under the PGA Incentive Mechanism.

Note 19.

Supplemental Quarterly Financial Data (Unaudited)

     The following unaudited amounts, in the opinion of Puget Energy, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods. Quarterly amounts vary during the year due to the seasonal nature of the utility business.

  (UNAUDITED; DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)
------------------------------------ ----------------- ------------------ ----------- ------------
  2000 Quarter                                  First             Second       Third       Fourth
------------------------------------ ----------------- ------------------ ----------- ------------
  Operating revenues                        $ 647,223          $ 538,801   $ 978,981   $1,276,667
  Operating income                            115,885             63,119      57,598      127,270
  Other income                                  4,390              6,878       5,273      (11,480)
  Net income                                   78,192             27,369      18,995       69,275
  Basic and diluted earnings
    per common share                           $ 0.89             $ 0.29     $  0.20      $  0.78
------------------------------------ ----------------- ------------------ ----------- ------------

  (UNAUDITED; DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)
------------------------------------ ----------------- ------------------ ----------- ------------
  1999 Quarter                                  First             Second       Third       Fourth
------------------------------------ ----------------- ------------------ ----------- ------------
  Operating revenues                         $575,385           $436,064    $411,391     $645,104
  Operating income                            101,923             52,620      51,444      101,829
  Other income                                  3,754             15,379       9,805         (803)
  Net income                                   69,755             31,065      24,912       59,835
  Basic and diluted earnings
    per common share                          $  0.79            $  0.33      $ 0.26       $ 0.68
------------------------------------ ----------------- ------------------ ----------- ------------
Note 20.

Consolidated Statement of Cash Flows

     For purposes of the Statement of Cash Flows, Puget Energy considers all temporary investments to be cash equivalents. These temporary cash investments are securities held for cash management purposes, having maturities of three months or less. The net change in current assets and current liabilities for purposes of the Statement of Cash Flows excludes short-term debt and current maturities of long-term debt. At December 31, 2000, 1999 and 1998, book overdrafts of $0.3 million, $22.2 million and $15.7 million were included in accounts payable. Non-cash transactions in 2000 and 1999 included the issuance of $23.1 million and $6.8 million of Company common stock for Puget Energy's Dividend Reinvestment Plan and the assumption in 1999 of $109 million in long-term debt as part of the purchase of the Encogen partnership which was paid off in 2000.

     The following provides additional information concerning cash flow activities:

------------------------------------------------------------- ----------- ----------- ---------
  YEAR ENDED DECEMBER 31 (DOLLARS IN THOUSANDS)                     2000      1999        1998
------------------------------------------------------------- ----------- ----------- ---------
  Changes in certain current assets and current liabilities:
      Accounts receivable                                      $(130,088)  $(23,382)   $(29,042)
      Unbilled revenue                                           (90,480)     5,437      (3,909)
      Materials and supplies                                     (29,760)   (10,707)     (4,111)
      Prepayments and other                                       (1,742)    (1,832)     (2,175)
      Purchased gas liability                                    (62,350)   (28,208)     (6,368)
      Accounts payable                                           232,402     15,077      25,650
      Accrued expenses and other                                  33,155     18,169      (3,151)
------------------------------------------------------------- ----------- ----------- ---------
  Net change in certain current assets
    and current liabilities                                     $(48,863)  $(25,446)   $(23,106)
------------------------------------------------------------- ----------------------- ---------
  Cash payments:
      Interest (net of capitalized interest)                    $176,895   $153,093   $131,567
      Income taxes                                              $114,100    $99,959   $119,664
------------------------------------------------------------- ----------- ----------- ---------
Note 21.

Acquisition of Utilx and Lineal Industries

     On August 1, 2000, InfrastruX Group Inc. (“InfrastruX”), a wholly-owned subsidiary of Puget Energy, purchased 88% of the outstanding shares of Utilx Corporation (“Utilx”) pursuant to a cash tender offer. The remaining shares were acquired on September 15, 2000. Utilx is a provider of infrastructure construction services to utilities and telecommunications providers in the United States and around the world. Its primary business is installing, replacing and restoring underground cables and pipes. On September 28, 2000, InfrastruX completed the acquisition of Lineal Industries (“Lineal”), a privately held pipeline infrastructure construction company. Lineal provides pipeline construction, maintenance and rehabilitation services primarily for the natural gas and petroleum industries and currently operates in seven states. These acquisitions mark Puget Energy's entry into the business of providing design, construction and engineering services to the utility industry. The total purchase price of the two acquisitions was approximately $87.1 million.

     The acquisitions of Utilx and Lineal have been accounted for using the purchase method of accounting and, accordingly, the operating results of Utilx and Lineal have been included in Puget Energy's consolidated financial statements since the date of acquisition. Goodwill representing the excess of cost over the net tangible and identifiable intangible assets of the acquired businesses was approximately $40.7 million. Goodwill is being amortized on a straight-line basis up to 30 years. The pro forma combined revenues, net income, and earnings per common share of Puget Energy presented below give effect to the acquisitions as if they had occurred on January 1, 2000 and 1999, respectively. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated for the period for which it is being given effect.

          (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
          (UNAUDITED)
          FOR THE TWELVE MONTHS ENDING DECEMBER 31,        2000          1999
          -------------------------------------------------------------------
          Operating revenues                         $3,520,817    $2,183,289
          Net income                                    192,558       186,836
          Basic earnings per common share                 $2.15         $2.08
          Diluted earnings per common share               $2.14         $2.07

Note 22.

Segment Information

     PSE primarily operates in one business segment, Regulated Utility Operations. PSE's regulated utility operation generates, purchases and sells electricity and purchases, transports and sells natural gas. The service territory of PSE covers approximately 6,000 square miles in the State of Washington.

     Principal non-utility lines of business include development and marketing of customer information and billing system software, specialized contracting services to utilities and telecommunication companies and real estate investment and development. Reconciling items between segments are not material.

     InfrastruX was formed as a wholly-owned subsidiary of PSE in the second quarter of 2000. Utilx and Lineal were acquired as subsidiaries of InfrastruX in the third quarter of 2000. InfrastruX became a wholly-owned subsidiary of Puget Energy, Inc. on January 1, 2001.

     In the fourth quarter of 2000, Hydro Energy Development Corp., a wholly-owned subsidiary of PSE, recorded a net loss of $12.1 million. $11.8 million of this consists of an impairment loss reserve related to a group of small hydro-electric project investments.

     In the third quarter of 1999, PSE sold the assets, liabilities and trade name of Homeguard Security Services, Inc., its wholly-owned home security services subsidiary, and recorded a net gain of approximately $7.6 million.

     Financial data for business segments are as follows:

  (DOLLARS  IN THOUSANDS)                             REGULATED
                       2000                             UTILITY      OTHER        TOTAL
----------------------------------------------------------------------------------------
  Revenues                                           $3,384,006    $57,666   $3,441,672
  Depreciation and amortization                         194,228      2,285      196,513
  Federal income tax                                    130,430     (1,439)     128,991
  Operating income                                      363,559        313      363,872
  Interest charges, net of AFUDC                        174,914        188      175,102
  Net income                                            204,720    (10,889)     193,831
  Total assets                                        5,339,669    217,000    5,556,669
  Construction expenditures - excluding equity AFUDC    296,480         --      296,480
----------------------------------------------------------------------------------------

                                                      REGULATED
                       1999                             UTILITY      OTHER        TOTAL
----------------------------------------------------------------------------------------
  Revenues                                           $2,043,500    $24,444   $2,067,944
  Depreciation and amortization                         175,610        100      175,710
  Federal income tax                                    110,026     (2,024)     108,002
  Operating income                                      309,006     (1,190)     307,816
  Interest charges, net of AFUDC                        150,384         --      150,384
  Net income                                            174,914     10,653      185,567
  Total assets                                        4,999,020    146,586    5,145,606
  Construction expenditures - excluding equity AFUDC    330,976         --      330,976
----------------------------------------------------------------------------------------

                                                      REGULATED
                       1998                             UTILITY      OTHER        TOTAL
----------------------------------------------------------------------------------------
  Revenues                                           $1,891,759    $32,097   $1,923,856
  Depreciation and amortization                         165,491         96      165,587
  Federal income tax                                    106,967     (1,153)     105,814
  Operating income                                      292,337      2,761      295,098
  Interest charges, net of AFUDC                        138,561        107      138,668
  Net income                                            170,435       (823)     169,612
  Total assets                                        4,596,893    112,794    4,709,687
  Construction expenditures - excluding equity AFUDC    335,471         --      335,471
----------------------------------------------------------------------------------------
Note 23.

Impairment of Long-Lived Assets

     In the fourth quarter of 2000 Hydro Energy Development Corp., a wholly-owned subsidiary of PSE, recorded an after-tax loss of approximately $11.8 million in Other Income of the non-regulated business segment. The loss provision represents the difference between the carrying value of 13 small hydroelectric generating projects Hydro Energy Development Corp. was seeking approval to develop in western Washington state and management's estimate of their net realizable value. Federal and state regulatory agencies that have jurisdiction over the construction and operation of the proposed projects have made it increasingly difficult to complete and operate the projects in an economic manner. Hydro Energy Development Corp. owns and operates a 3.7 mwh hydroelectric project located in western Washington state.

Schedule II.

Valuation and Qualifying Accounts and Reserves

                                                                    ADDITIONS
                                                 BALANCE AT         CHARGED TO                          BALANCE
                                                 BEGINNING          COSTS AND                           AT END
  (DOLLARS IN THOUSANDS)                         OF PERIOD          EXPENSES          DEDUCTIONS        OF PERIOD
                                               ------------------ ----------------- ----------------- ----------------
----------------------------------------------
  YEAR ENDED DECEMBER 31, 2000
----------------------------------------------
  Accounts deducted from assets
  on balance sheet:
    Allowance for doubtful
      Accounts receivable                                 $1,503           $47,040            $7,517          $41,026
    Gas transportation contracts reserve                  $1,780              $660              $783           $1,657

---------------------------------------------- ------------------ ----------------- ----------------- ----------------
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
       3(i).1 Restated Articles of Incorporation of Puget Energy (Incorporated by reference to Exhibit 99.2,
Puget Energy's Current Report on Form 8-K filed January 2, 2001, Commission File No. 333-77491.
       3(i).2 Restated Articles of Incorporation of PSE (included as Annex F to the Joint Proxy
Statement/Prospectus filed February 1, 1996, Registration No. 333-617).
       3(ii).1Bylaws of Puget Energy (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Puget Energy (No. 333-77491)).
       3(ii).2Restated Bylaws of PSE (Exhibit 3 to PSE's Quarterly Report on Form 10-Q for the quarter ended
June 30, 1997, Commission File No. 1-4393).
       4.1      Fortieth through Seventy-eighth Supplemental Indentures defining the rights of the holders of PSE's
First Mortgage Bonds (Exhibit 2-d to Registration No. 2-60200; Exhibit 4-c to Registration No. 2-13347; Exhibits
2-e through and including 2-k to Registration No. 2-60200; Exhibit 4-h to Registration No. 2-17465; Exhibits 2-l,
2-m and 2-n to Registration No. 2-60200; Exhibits 2-m to Registration No. 2-37645; Exhibit 2-o through and including 2-s to Registration No. 2-60200; Exhibit 5-b to Registration No. 2-62883; Exhibit 2-h to Registration
No. 2-65831; Exhibit (4)-j-1 to Registration No. 2-72061; Exhibit (4)-a to Registration No. 2-91516; Exhibit
(4)-b to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393;
Exhibits (4)(a) and (4)(b) to Company's Current Report on Form 8-K, dated April 22, 1986; Exhibit (4)a to
Company's Current Report on Form 8-K, dated September 5, 1986; Exhibit (4)-b to Company's Quarterly Report on
Form 10-Q for the quarter ended September 30, 1986, Commission File No. 1-4393; Exhibit (4)-c to Registration No.
33-18506; Exhibit (4)-b to Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission
File No. 1-4393; Exhibit (4)-b to Annual Report on Form 10-K for the fiscal year ended December 31, 1990,
Commission File No. 1-4393; Exhibits (4)-b and (4)-c to Registration No. 33-45916; Exhibit (4)-c to Registration
No. 33-50788; Exhibit (4)-a to Registration No. 33-53056; Exhibit 4.3 to Registration No. 33-63278; Exhibit 4.25
to Registration No. 333-41181; Exhibit 4.27 to Current Report on Form 8-K dated March 5, 1999; and Exhibit 4.2 to
Current Report on Form 8-K dated November 2, 2000).
       4.2    Indenture defining the rights of the holders of PSE's senior notes. (incorporated herein by reference to Exhibit 4-a to PSE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission
File No. 1-4393)
       4.3    First Supplemental Indenture defining the rights of the holders of PSE's Senior Notes, Series A.
(incorporated herein by reference to Exhibit 4-b to PSE's Quarterly Report on Form 10-Q for the quarter ended
June 30, 1998, Commission File No. 1-4393).
       4.4    Second Supplemental Indenture defining the rights of the holders of PSE's Senior Notes, Series B.
(incorporated herein be reference to Exhibit 4.6 to PSE's Current Report on Form 8-K, dated March 5, 1999,
Commission File No. 1-4393)
       4.5    Third Supplemental Indenture defining the rights of the holders of PSE's Senior Notes, Series C.
(incorporate herein by reference to Exhibit 4.1 to PSE's Current Report on Form 8-K, dated November 2, 2000,
Commission File No. 1-4393).
       4.6    Rights Agreement dated as of December 21, 2000, between Puget Energy and Mellon Investor Services
LLC, as Rights Agent. (incorporated herein by reference to Exhibit 2.1 to PSE Registration Statement on Form 8-A,
dated January 2, 2001, Commission File No. 1-16305).
       4.7    Indenture between PSE and the First National Bank of Chicago, dated June 6, 1997.  (incorporated herein by reference to Exhibit 4.1 of PSE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997,
Commission File No. 1.-4393).
       4.8    Amended and Restated Declaration of Trust between Puget Sound Energy Capital Trust I and the First
National Bank of Chicago, dated June 6, 1997. (incorporated herein by reference to Exhibit 4.2 of PSE's Quarterly
Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 1.-4393).
       4.9    Series A Capital Securities Guarantee Agreement between PSE and the First National Bank of Chicago, dated June 6, 1997. (incorporated herein by reference to Exhibit 4.3 of PSE's Quarterly Report on Form 10-Q for
the quarter ended June 30, 1997, Commission File No. 1.-4393).
       4.10   Pledge Agreement dated August 1, 1991, between PSE and The First National Bank of Chicago, as
Trustee (Exhibit (4)-j to Registration No. 33-45916).
       4.11   Loan Agreement dated August 1, 1991, between the City of Forsyth, Rosebud County, Montana and PSE
(Exhibit (4)-k to Registration No. 33-45916).
       4.12   Pledge Agreement, dated as of March 1, 1992, by and between PSE and Chemical Bank relating to a series of first mortgage bonds. (Exhibit 4.15 to Annual Report on Form 10-K for the fiscal year ended December
31, 1993, Commission File No. 1-4393).
       4.13   Pledge Agreement, dated as of April 1, 1993, by and between PSE and The First National Bank of Chicago, relating to a series of first mortgage bonds. (Exhibit 4.16 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-4393).
       4.14   Indenture of First Mortgage dated as of April 1, 1957 (Exhibit 4-B, Registration No. 2-14307).
       4.15   First Supplemental Indenture dated as of October 1, 1959 (Exhibit 4-D to Registration No. 2-17876).
       4.16   Sixth Supplemental Indenture dated as of August 1, 1966 (Exhibit to Form 8-K for month of August 1966,
File No. 0-951).
       4.17   Sixteenth Supplemental Indenture dated as of June 1, 1977 (Exhibit 6-05 to Registration No. 2-60352).
       4.18   Seventeenth Supplemental Indenture dated as of August 9, 1978 (Exhibit 5-K.18 to Registration No.
2-64428).
       4.19   Twenty-second Supplemental Indenture dated as of July 15, 1986 (Exhibit 4-B.20 to Form 10-K for the year ended September 30, 1986, File No. 0-951).
       4.20   Twenty-sixth Supplemental Indenture dated as of September 1, 1990 (Exhibit 4-B.19, Form 10-K for the
year ended September 30, 1990, File No. 0-951).
       4.21   Twenty-seventh Supplemental Indenture dated as of September 1, 1990 (Exhibit 4-B.20, Form 10-K for the
year ended September 30, 1988, File No. 0-951).
       4.22   Twenty-eighth Supplemental Indenture dated as of July 31, 1991 (Exhibit 4-A, Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).
       4.23   Twenty-ninth Supplemental Indenture dated as of June 1, 1993 (Exhibit 4-A to Registration No. 33-49599).
       4.24   Thirtieth Supplemental Indenture dated as of August 15, 1995 (incorporated herein by reference to
Exhibit 4-A of Washington Natural Gas Company's S-3 Registration Statement, Registration No. 33-61859).
       4.25   Statement of Relative Rights and Preferences for the 7 3/4% Series Preferred Stock Cumulative, $100 Par
Value. (Exhibit 1.6 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393)
       10.1   Assignment and Agreement, dated as of August 13, 1964, between Public Utility District No. 1 of Chelan
County, Washington and PSE, relating to the Rock Island Project (Exhibit 13-b to Registration No. 2-24262).
       10.2   First Amendment, dated as of October 4, 1961, to Power Sales Contract between Public Utility
District No. 1 of Chelan County, Washington and PSE, relating to the Rocky Reach Project (Exhibit 13-d to
Registration No. 2-24252).
       10.3   Assignment and Agreement, dated as of August 13, 1964, between Public Utility District No. 1 of
Chelan County, Washington and PSE, relating to the Rocky Reach Project (Exhibit 13-e to Registration No. 2-24252).
       10.4   Assignment and Agreement, dated as of August 13, 1964, between Public Utility District No. 2 of
Grant County, Washington and PSE, relating to the Priest Rapids Development (Exhibit 13-j to Registration No.
2-24252).
       10.5   Assignment and Agreement, dated as of August 13, 1964, between Public Utility District No. 2 of
Grant County, Washington and PSE, relating to the Wanapum Development (Exhibit 13-n to Registration No. 2-24252).
       10.6   First Amendment, dated February 9, 1965, to Power Sales Contract between Public Utility District
No. 1 of Douglas County, Washington and PSE, relating to the Wells Development (Exhibit 13-p to Registration No.
2-24252).
       10.7   First Amendment, executed as of February 9, 1965, to Reserved Share Power Sales Contract between
Public Utility District No. 1 of Douglas County, Washington and PSE, relating to the Wells Development (Exhibit
13-r to Registration No. 2-24252).
       10.8   Assignment and Agreement, dated as of August 13, 1964, between Public Utility District No. 1 of
Douglas County, Washington and PSE, relating to the Wells Development (Exhibit 13-u to Registration No. 2-24252).
       10.9   Pacific Northwest Coordination Agreement, executed as of September 15, 1964, among the United
States of America, PSE and most of the other major electrical utilities in the Pacific Northwest (Exhibit 13-gg to Registration No. 2-24252).
       10.10  Contract dated November 14, 1957, between Public Utility District No. 1 of Chelan County,
Washington and PSE, relating to the Rocky Reach Project (Exhibit 4-1-a to Registration No. 2-13979).
       10.11  Power Sales Contract, dated as of November 14, 1957, between Public Utility District No. 1 of
Chelan County, Washington and PSE, relating to the Rocky Reach Project (Exhibit 4-c-1 to Registration No.
2-13979).
       10.12  Power Sales Contract, dated May 21, 1956, between Public Utility District No. 2 of Grant
County, Washington and PSE, relating to the Priest Rapids Project (Exhibit 4-d to Registration No. 2-13347).
       10.13  First Amendment to Power Sales Contract dated as of August 5, 1958, between PSE and Public
Utility District No. 2 of Grant County, Washington, relating to the Priest Rapids Development (Exhibit 13-h to
Registration No. 2-15618).
       10.14  Power Sales Contract dated June 22, 1959, between Public Utility District No. 2 of Grant
County, Washington and PSE, relating to the Wanapum Development (Exhibit 13-j to Registration No. 2-15618).
       10.15  Reserve Share Power Sales Contract dated June 22, 1959, between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Priest Rapids Project (Exhibit 13-k to Registration No.
2-15618).
       10.16  Agreement to Amend Power Sales Contracts dated July 30, 1963, between Public Utility District
No. 2 of Grant County, Washington and PSE, relating to the Wanapum Development (Exhibit 13-1 to Registration No.
2-21824).
       10.17  Power Sales Contract executed as of September 18, 1963, between Public Utility District No. 1 of Douglas County, Washington and PSE, relating to the Wells Development (Exhibit 13-r to Registration No.
2-21824).
       10.18  Reserved Share Power Sales Contract executed as of September 18, 1963, between Public Utility
District No. 1 of Douglas County, Washington and PSE, relating to the Wells Development (Exhibit 13-s to
Registration No. 2-21824).
       10.19  Construction and Ownership Agreement dated as of July 30, 1971, between The Montana Power Company and PSE (Exhibit 5-b to Registration No. 2-45702).
       10.20  Operation and Maintenance Agreement dated as of July 30, 1971, between The Montana Power Company and PSE (Exhibit 5-c to Registration No. 2-45702).
       10.21  Coal Supply Agreement, dated as of July 30, 1971, among The Montana Power Company, PSE and Western
Energy Company (Exhibit 5-d to Registration No. 2-45702).
       10.22  Ownership Agreement among PSE, Washington Public Power Supply System and others dated September 17,
1973 (Exhibit 5-a-29 to Registration No. 2-60200).
       10.23  Contract dated June 19, 1974, between PSE and P.U.D No. 1 of Chelan County (Exhibit D to Form 8-K
dated July 5, 1974).
       10.24  Exchange Agreement executed August 13, 1964, between the United States of America, Columbia Storage
Power Exchange and PSE, relating to Canadian Entitlement (Exhibit 13-ff to Registration No. 2-24252).
       10.25  Loan Agreement dated as of December 1, 1980 and related documents pertaining to Whitehorn turbine construction trust financing (Exhibit 10.52 to Annual Report on Form 10-K for the fiscal year ended December 31,
1980, Commission File No. 1-4393).
       10.26  Letter Agreement dated March 31, 1980, between PSE and Manufacturers Hanover Leasing Corporation
(Exhibit b-8 to Registration No. 2-68498).
       10.27  Coal Transportation Agreement dated as of July 10, 1981 (Exhibit 20-a to Quarterly Report on Form
10-Q for the quarter ended September 30, 1981, Commission File No. 1-4393).
       10.28  Power sales contract dated August 27, 1982 between PSE and Bonneville Power Administration (Exhibit
10-a to Quarterly Report on Form 10-Q for the quarter ended September 30, 1982, Commission File No. 1-4393).
       10.29  Settlement Agreement and Covenant Not to Sue executed by the United States Department of Energy acting by and through the Bonneville Power Administration and PSE dated September 17, 1985 (Exhibit (10)-49 to
Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).
       10.30  Agreement to Dismiss Claims and Covenant Not to Sue dated September 17, 1985 between Washington
Public Power Supply System ("Energy Northwest") and PSE (Exhibit (10)-50 to Annual Report on Form 10-K for the
fiscal year ended December 31, 1985, Commission File No. 1-4393).
       10.31  Irrevocable Offer of Washington Public Power Supply System ("Energy Northwest") Nuclear Project No.
3 Capability for Acquisition executed by PSE, dated September 17, 1985 (Exhibit A of Exhibit (10)-50 to Annual
Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).
       10.32  Settlement Exchange Agreement ("Bonneville Exchange Power Contract") executed by the United States of America Department of Energy acting by and through the Bonneville Power Administration and PSE, dated
September 17, 1985 (Exhibit B of Exhibit (10)-50 to Annual Report on Form 10-K for the fiscal year ended December
31, 1985, Commission File No. 1-4393).
       10.33  Settlement Agreement and Covenant Not to Sue between PSE and Northern Wasco County People's Utility
District, dated October 16, 1985 (Exhibit (10)-53 to Annual Report on Form 10-K for the fiscal year ended
December 31, 1985, Commission File No. 1-4393).
       10.34  Settlement Agreement and Covenant Not to Sue between PSE and Tillamook People's Utility District, dated October 16, 1985 (Exhibit (10)-54 to Annual Report on Form 10-K for the fiscal year ended December 31,
1985, Commission File No. 1-4393).
       10.35  Settlement Agreement and Covenant Not to Sue between PSE and Clatskanie People's Utility District, dated September 30, 1985 (Exhibit (10)-55 to Annual Report on Form 10-K for the fiscal year ended December 31,
1985, Commission File No. 1-4393).
       10.36  Stipulation and Settlement Agreement between PSE and Muckleshoot Tribe of the Muckleshoot Indian
Reservation, dated October 31, 1986 (Exhibit (10)-55 to Annual Report on Form 10-K for the fiscal year ended
December 31, 1986, Commission File No. 1-4393).
       10.37  Transmission Agreement dated April 17, 1981, between the Bonneville Power Administration and PSE
(Colstrip Project) (Exhibit (10)-55 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987,
Commission File No. 1-4393).
       10.38  Transmission Agreement dated April 17, 1981, between the Bonneville Power Administration and
Montana Intertie Users (Colstrip Project) (Exhibit (10)-56 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
       10.39  Ownership and Operation Agreement dated as of May 6, 1981, between PSE and other Owners of the
Colstrip Project (Colstrip 3 and 4) (Exhibit (10)-57 to Annual Report on Form 10-K for the fiscal year ended
December 31, 1987, Commission File No. 1-4393).
       10.40  Colstrip Project Transmission Agreement dated as of May 6, 1981, between PSE and Owners of the
Colstrip Project (Exhibit (10)-58 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987,
Commission File No. 1-4393).
       10.41  Common Facilities Agreement dated as of May 6, 1981, between PSE and Owners of Colstrip 1 and 2, and 3 and 4 (Exhibit (10)-59 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987,
Commission File No. 1-4393).
       10.42  Agreement for the Purchase of Power dated as of October 29, 1984, between South Fork II, Inc. and
PSE (Weeks Falls Hydro-electric Project) (Exhibit (10)-60 to Annual Report on Form 10-K for the fiscal year ended
December 31, 1987, Commission File No. 1-4393).
       10.43  Agreement for the Purchase of Power dated as of October 29, 1984, between South Fork Resources,
Inc. and PSE (Twin Falls Hydro-electric Project) (Exhibit (10)-61 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
       10.44  Agreement for Firm Purchase Power dated as of January 4, 1988, between the City of Spokane,
Washington and PSE (Spokane Waste Combustion Project) (Exhibit (10)-62 to Annual Report on Form 10-K for the
fiscal year ended December 31, 1987, Commission File No. 1-4393).
       10.45  Agreement for Evaluating, Planning and Licensing dated as of February 21, 1985 and Agreement for
Purchase of Power dated as of February 21, 1985 between Pacific Hydropower Associates and PSE (Koma Kulshan
Hydro-electric Project) (Exhibit (10)-63 to Annual Report on Form 10-K for the fiscal year ended December 31,
1987, Commission File No. 1-4393).
       10.46  Power Sales Agreement dated as of August 1, 1986, between Pacific Power & Light Company
("PacifiCorp")and PSE (Exhibit (10)-64 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987,
Commission File No. 1-4393).
       10.47  Agreement for Purchase and Sale of Firm Capacity and Energy dated as of August 1, 1986 between The
Washington Water Power Company ("Avista") and PSE (Exhibit (10)-65 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
       10.48  Amendment dated as of June 1, 1968, to Power Sales Contract between Public Utility District No. 1 of Chelan County, Washington and PSE (Rocky Reach Project) (Exhibit (10)-66 to Annual Report on Form 10-K for the
fiscal year ended December 31, 1987, Commission File No. 1-4393).
       10.49  Settlement Agreement dated April 24, 1987 between Public Utility District No. 1 of Chelan County, the National Marine Fisheries Service, the State of Washington, the State of Oregon, the Confederated Tribes and
Bands of the Yakima Indian Nation, Colville Indian Reservation, Umatilla Indian Reservation, the National
Wildlife Federation and PSE (Rock Island Project) (Exhibit (10)-71 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
       10.50  Amendatory Agreement No. 1 dated August 27, 1982, and Amendatory Agreement No. 2 dated August 27,
1982 to the Power Sales Contract between PSE and the Bonneville Power Administration dated August 27, 1982
(Exhibit (10)-73 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No.
1-4393).
       10.51  Transmission Agreement dated as of December 30, 1987 between the Bonneville Power Administration and PSE (Rock Island Project) (Exhibit (10)-74 to Annual Report on Form 10-K for the fiscal year ended December
31, 1988, Commission File No. 1-4393).
       10.52  Agreement for Purchase and Sale of Firm Capacity and Energy between The Washington Water Power
Company and PSE dated as of January 1, 1988 (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1988, Commission File No. 1-4393).
       10.53  Amendment dated as of August 10, 1988 to Agreement for Firm Purchase Power dated as of January 4,
1988 between the City of Spokane, Washington and PSE (Spokane Waste Combustion Project)(Exhibit (10)-76 to Annual
Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393).
       10.54  Agreement for Firm Power Purchase dated October 24, 1988 between Northern Wasco People's Utility
District and PSE (The Dalles Dam North Fishway) (Exhibit (10)-77 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393).
       10.55  Agreement for the Purchase of Power dated as of October 27, 1988 between Pacific Power & Light
Company (PacifiCorp) and PSE (Exhibit (10)-78 to Annual Report on Form 10-K for the fiscal year ended December
31, 1988, Commission File No. 1-4393).
       10.56  Agreement for Sale and Exchange of Firm Power dated as of November 23, 1988 between the Bonneville
Power Administration and PSE (Exhibit (10)-79 to Annual Report on Form 10-K for the fiscal year ended December
31, 1988, Commission File No. 1-4393).
       10.57  Agreement for Firm Power Purchase, dated as of February 24, 1989 between Sumas Energy, Inc. and PSE
(Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, Commission File No.
1-4393).
       10.58  Settlement Agreement, dated as of April 27, 1989 between Public Utility District No. 1 of Douglas
County, Washington, Portland General Electric Company ("Enron"), PacifiCorp, The Washington Water Power Company
("Avista") and PSE (Exhibit (10)-1 to Quarterly Report on Form 10-Q quarter ended September 30, 1989, Commission
File No. 1-4393).
       10.59  Agreement for Firm Power Purchase (Thermal Project), dated as of June 29, 1989 between San Juan
Energy Company and PSE (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989,
Commission File No. 1-4393).
       10.60  Agreement for Verification of Transfer, Assignment and Assumption, dated as of September 15, 1989 between San Juan Energy Company, March Point Cogeneration Company and PSE (Exhibit (10)-3 to Quarterly Report on
Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393).
       10.61  Power Sales Agreement between The Montana Power Company and PSE, dated as of October 1, 1989
(Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No.
1-4393).
       10.62  Conservation Power Sales Agreement dated as of December 11, 1989 between Public Utility District
No. 1 of Snohomish County and PSE (Exhibit (10)-87 to Annual Report on Form 10-K for the fiscal year ended
December 31, 1989, Commission File No. 1-4393).
       10.63  Amendment No. 1 to the Colstrip Project Transmission Agreement dated as of February 14, 1990 among the Montana Power Company, The Washington Water Power Company ("Avista"), Portland General Electric Company
("Enron"), PacifiCorp and PSE (Exhibit (10)-91 to Annual Report on Form 10-K for the fiscal year ended December
31, 1990, Commission File No. 1-4393).
       10.64  Amendment No. 1 to the Fifteen-Year Power Sales Agreement dated as of April 18, 1990 between
PacifiCorp and PSE (Exhibit (10)-93 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990,
Commission File No. 1-4393).
       10.65  Settlement Agreement dated as of October 1, 1990, among Public Utility District No. 1 of Douglas
County, Washington, PSE, Pacific Power and Light Company ("PacifiCorp"), The Washington Water Power Company
("Avista"), Portland General Electric Company ("Enron"), the Washington Department of Fisheries, the Washington
Department of Wildlife, the Oregon Department of Fish and Wildlife, the National Marine Fisheries Service, the
U.S. Fish and Wildlife Service, the Confederated Tribes and Bands of the Yakima Indian Nation, the Confederated
Tribes of the Umatilla Reservation, and the Confederated Tribes of the Colville Reservation (Exhibit (10)-95 to
Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393).
       10.66  Agreement for Firm Power Purchase (Thermal Project) dated December 27, 1990 among March Point
Cogeneration Company, a California general partnership comprising San Juan Energy Company, a California corporation; Texas-Anacortes Cogeneration Company, a Delaware corporation; and PSE (Exhibit (10)-4 to Quarterly
Report on Form 10-Q for the quarter ended March 31, 1991, Commission File No. 1-4393).
       10.67  Agreement for Firm Power Purchase dated March 20, 1991 between Tenaska Washington, Inc., a Delaware corporation, and PSE (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991,
Commission File No. 1-4393).
       10.68  Letter Agreement dated April 25, 1991 between Sumas Energy, Inc. and PSE, to amend the Agreement for Firm Power Purchase dated as of February 24, 1989 (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the
quarter ended June 30, 1991, Commission File No. 1-4393).
       10.69  Amendment dated June 7, 1991, to Letter Agreement dated April 25, 1991 between Sumas Energy, Inc.
and PSE (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No.
1-4393).
       10.70  Amendatory Agreement No. 3, dated August 1, 1991 to the Pacific Northwest Coordination Agreement,
executed September 15, 1964 among the United States of America, PSE and most of the other major electrical utilities in the Pacific Northwest (Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended June
30, 1991, Commission File No. 1-4393).
       10.71  Agreement between the 40 parties to the Western Systems Power Pool (PSE being one party) dated July
27, 1991 (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission
File No. 1-4393).
       10.72  Memorandum of Understanding between PSE and the Bonneville Power Administration dated September 18,
1991 (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File
No. 1-4393).
       10.73  Amendment of Seasonal Exchange Agreement, dated December 4, 1991 between Pacific Gas and Electric
Company and PSE (Exhibit (10)-107 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991,
Commission File No. 1-4393).
       10.74  Capacity and Energy Exchange Agreement, dated as of October 4, 1991 between Pacific Gas and
Electric Company and PSE (Exhibit (10)-108 to Annual Report on Form 10-K for the fiscal year ended December 31,
1991, Commission File No. 1-4393).
       10.75  Intertie and Network Transmission Agreement, dated as of October 4, 1991 between Bonneville Power
Administration and PSE (Exhibit (10)-109 to Annual Report on Form 10-K for the fiscal year ended December 31,
1991, Commission File No. 1-4393).
       10.76  Amendatory Agreement No. 4, executed June 17, 1991 to the Power Sales Agreement dated August 27,
1982 between the Bonneville Power Administration and PSE (Exhibit (10)-110 to Annual Report on Form 10-K for the
fiscal year ended December 31, 1991, Commission File No. 1-4393).
       10.77  Amendment to Agreement for Firm Power Purchase, dated as of September 30, 1991 between Sumas
Energy, Inc. and PSE (Exhibit (10)-112 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991,
Commission File No. 1-4393).
       10.78  Letter Agreement dated October 12, 1992 between Tenaska Washington Partners, L.P. and PSE regarding clarification of issues under the Agreement for Firm Power Purchase (Exhibit (10)-121 to Annual Report on Form
10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393).
       10.79  Consent and Agreement dated October 12, 1992 between PSE and The Chase Manhattan Bank, N.A., as agent (Exhibit (10)-122 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission
File No. 1-4393).
       10.80  Contract with W. S. Weaver, Executive Vice President & Chief Financial Officer, dated April 24,
1991 (Exhibit 10.114 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File
No. 1-4393).
       10.81  General Transmission Agreement dated as of December 1, 1994 between the Bonneville Power
Administration and PSE (BPA Contract No. DE-MS79-94BP93947) (Exhibit 10.115 to Annual Report on Form 10-K for the
fiscal year ended December 31, 1994, Commission File No. 1-4393).
       10.82  PNW AC Intertie Capacity Ownership Agreement dated as of October 11, 1994 between the Bonneville
Power Administration and PSE (BPA Contract No. DE-MS79-94BP94521) (Exhibit 10.116 to Annual Report on Form 10-K
for the fiscal year ended December 31, 1994, Commission File No. 1-4393).
       10.83  Power Exchange Agreement dated as of September 27, 1995 between British Columbia Power Exchange
Corporation and PSE (Exhibit 10.117 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996,
Commission File No. 1-4393).
       10.84  Contract with W. S. Weaver, Executive Vice President and Chief Financial Officer, dated October 18,
1996 (Exhibit 10.118 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File
No. 1-4393).
       10.85  Contract with G. B. Swofford, Senior Vice President Customer Operations, dated October 18, 1996
(Exhibit 10.120 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No.
1-4393).
       10.86  Service Agreement dated April 14, 1993 between Questar Pipeline Corporation and Washington Natural
Gas Company for FSS-1 firm storage service at Clay Basin (Exhibit 10-B Form 10-K for the year ended September 30,
1994, File No. 11271).
       10.87  Service Agreement dated November 1, 1989 with Northwest Pipeline Corporation covering liquefaction storage gas service filed under cover of Form SE dated December 27, 1989.
       10.88  Firm Transportation Service Agreement dated October 1, 1990 between Northwest Pipeline Corporation and Washington Natural Gas Company (Exhibit 10-D Form 10-K for the year ended September 30, 1994, File No. 11271).
       10.89  Gas Transportation Service Contract dated June 29, 1990 between Washington Natural Gas Company and
Northwest Pipeline Corporation (Exhibit 4-A Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).
       10.90  Gas Transportation Service Contract dated July 31, 1991 between Washington Natural Gas Company and
Northwest Pipeline Corporation (Exhibit 4-A Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).
       10.91  Amendment to Gas Transportation Service Contract dated July 31, 1991 between Washington Natural Gas
Company and Northwest Pipeline Corporation (Exhibit 10-E.2 Form 10-K for the year ended September 30, 1995, File
No. 11271).
       10.92  Gas Transportation Service Contract dated July 15, 1994 between Washington Natural Gas Company and
Northwest Pipeline Corporation (Exhibit 10-E.3 Form 10-K for the year ended September 30, 1995, File No. 11271).
       10.93  Amendment to Gas Transportation Service Contract dated August 15, 1994 between Washington Natural
Gas Company and Northwest Pipeline Corporation (Exhibit 10-E.4 Form 10-K for the year ended September 30, 1995,
File No. 11271).
       10.94  Interest Rate Swap Agreement dated September 27, 1989 between Thermal Resources, Inc. and the First
National Bank of Chicago, filed under cover of Form SE dated December 27, 1989 (Exhibit 10-N, Form 10-K for the year ended September 30, 1994, File No. 1-11271).
       10.95  Firm Transportation Service Agreement dated March 1, 1992 between Northwest Pipeline Corporation and Washington Natural Gas Company (Exhibit 10-O, Form 10-K for the year ended September 30, 1994, File No.
1-11271).
       10.96  Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington Natural Gas Company for firm transportation service from Jackson Prairie (Exhibit 10-P, Form 10-K for the year ended September 30, 1994, File No. 1-11271).
       10.97  Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington Natural Gas Company for firm transportation service from Jackson Prairie (Exhibit 10-Q, Form 10-K for the year ended September 30, 1994, File No. 1-11271).
       10.98  Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington Natural Gas Company for firm transportation service from Plymouth, LNG (Exhibit 10-R, Form 10-K for the year ended September 30, 1994, File No. 1-11271).
       10.99  Service Agreement dated July 9, 1991 with Northwest Pipeline Corporation for SGS-2F Storage Service
filed under cover of Form SE dated December 23, 1991 (Exhibit 10-S, Form 10-K for the year ended September 30,
1994, File No. 1-11271).
       10.100 Firm Transportation Agreement dated October 27, 1993 between Pacific Gas Transmission Company and
Washington Natural Gas Company for firm transportation service from Kingsgate (Exhibit 10-T, Form 10-K for the year ended September 30, 1994, File No. 1-11271).
       10.101 Firm Storage Service Agreement and Amendment dated April 30, 1991 between Questar Pipeline Company and Washington Natural Gas Company for firm storage service at Clay Basin filed under cover of Form SE dated
December 23, 1991.
       10.102 Change in control agreement with T. J. Hogan, dated August 17, 1995 (Exhibit 10.152 to Annual
Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-4393).
       10.103 Asset Purchase Agreement between PP&L Global, Inc. and PSE (Exhibit 2a to Current Report on Form
8-K dated November 13, 1998).
       10.104 Employment agreement with S. A. McKeon, Vice President and General Counsel, dated May 27, 1997
(Exhibit 10.152 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File No.
1-4393).
       10.105 Employment agreement with R. L. Hawley, Vice President and Chief Financial Officer, dated March 16, 1998
(Exhibit 10.153 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File No.
1-4393).
       10.106 Puget Energy, Inc. Nonemployee Director Stock Plan. (incorporated herein by reference to
Exhibit 99.1 to Puget Energy's Post Effective Amendment No. 1 to Form S-8 Registration Statement, dated
January 2, 2001, Commission File No.  333-41157-99).
       10.107 Puget Energy, Inc. Employee Stock Purchase Plan. (incorporated herein by reference to Exhibit
99.1 to Puget Energy's Post Effective Amendment No. 1 to Form S-8 Registration Statement, dated January 2, 2001,
Commission File No.  333-41113-99).
       *10.1081995 Long-Term Incentive Compensation Plan.
       10.109 1995 Long-Term Incentive Compensation Plan.  (incorporated herein by reference to Exhibit 99.1 to Puget
Energy's Post Effective Amendment No. 1 to Form S-8 Registration Statement, dated January 2, 2001, Commission
File No.  333-61851-99).
       *10.110Credit Agreement dated December 18, 1996, among PSE and various banks named therein, Bank of
America NW, N.A. as Administrative Agent.
       *10.111Supplemental agreement of the October 1996 employment contract with W.S. Weaver, President and Chief Executive Officer, dated
November 14, 2000.
       *12-a  Statement setting forth computation of ratios of earnings to fixed charges (1996 through 2000).
       *12-b  Statement setting forth computation of ratios of earnings to combined fixed charges and preferred stock dividends (1996 through 2000).
       *21.1  Subsidiaries of Puget Energy.
       *21.2  Subsidiaries of PSE.
       *23.1  Consent of PricewaterhouseCoopers LLP.
       *99.1  Puget Energy proxy statement for 2001 Annual Meeting of Shareholders, (Commission File No.
1-16305).
         ---------------------------------
         *Filed herewith.