Form 10-Q
period 2001-03-31
PUGET SOUND ENERGY INC; PUGET ENERGY INC /WA
filed 2001-05-10
CIK 81100, 1085392

----------------------------------------------------------------------------------------------------------------

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

--------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
                 A Washington Corporation
                 411 - 108th Avenue N.E.
                 Bellevue, Washington 98004-5515
                 (425) 454-6363

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X   No ____

--------------------

     As of March 31, 2001, (i) the number of shares of Puget Energy, Inc. (“Puget Energy”) common stock outstanding was 86,167,199 ($.01 par value) and (ii) all of the outstanding shares of Puget Sound Energy, Inc. (“PSE”) common stock were held by Puget Energy.

--------------------------------------------------------------------------------

Table of Contents                                                                      Page
-----------------                                                                    Number
                                                                                     ------

Filing Format                                                                             2

Part I.   Financial Information

Item 1.   Financial Statements

          Puget Energy, Inc.
              Consolidated Statements of Income - 3 months ended March 31, 2001 and 2000   3
              Consolidated Statements of Comprehensive Income - 3 months ended
                      March 31, 2001 and 2000                                             4
              Consolidated Balance Sheets - March 31, 2001 and December 31, 2000           5
              Consolidated Statements of Cash Flows - 3 months ended
                      March 31, 2001 and 2000                                             7

          Puget Sound Energy, Inc.
              Consolidated Statements of Income - 3 months ended March 31, 2001 and 2000   8
              Consolidated Statements of Comprehensive Income - 3 months ended
                      March 31, 2001 and 2000                                             9
              Consolidated Balance Sheets - March 31, 2001 and December 31, 2000          10
              Consolidated Statements of Cash Flows - 3 months ended
                      March 31, 2001 and 2000                                            12

          Notes to Consolidated Financial Statements                                      13

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                       17

Item 3.   Quantitative and Qualitative Disclosure About Market Risk                       23

Part II.  Other Information

Item 1.   Legal Proceedings                                                              24

Item 6.   Exhibits and Reports on Form 8-K                                                24

Signature                                                                                 25

Filing Format

     This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by two different registrants: Puget Energy and PSE. Puget Energy became the holding company for PSE on January 1, 2001. Any references in this report to the "Company" are to Puget Energy and PSE collectively. PSE makes no representation as to the information contained in this report relating to Puget Energy and the subsidiaries of Puget Energy other than PSE and its subsidiaries.

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

                               PUGET ENERGY, INC
                       CONSOLIDATED STATEMENTS OF INCOME
                      For the Three Months Ended March 31
                      (Thousands except per share amounts)
                                  (Unaudited)

                                                                    2001              2000
                                                            -------------      ------------
Operating Revenues:
     Electric                                                 $  765,007        $  438,356
     Gas                                                         304,270           205,469
     Other                                                        50,587             3,398
                                                            -------------      ------------
          Total operating revenue                              1,119,864           647,223
                                                            -------------      ------------
Operating Expenses:
Energy costs:
     Purchased electricity                                       390,216           196,203
     Purchased gas                                               216,609           108,205
     Electric generation fuel                                    102,384            20,749
     Residential Exchange                                        (16,741)          (12,199)
Utility operations and maintenance                                61,179            54,878
Other operations and maintenance                                  30,140             3,775
Depreciation and amortization                                     53,128            45,885
Conservation amortization                                          1,601             2,619
FAS-133 unrealized loss on derivative instruments                 26,466                 -
Taxes other than federal income taxes                             70,081            58,485
Federal income taxes                                              54,260            52,738
                                                            -------------      ------------
          Total operating expenses                               989,323           531,338
                                                            -------------      ------------
Operating Income                                                 130,541           115,885
Other Income                                                       1,941             4,390
                                                            -------------      ------------
Income Before Interest Charges                                   132,482           120,275
Interest Charges, Net of AFUDC                                    45,435            42,083
                                                            -------------      ------------
Income Before Cumulative Effect of Accounting Charge              87,047            78,192
Cumulative Effect of Implementation of FAS-133 Derivative
   Instruments and Hedging Activities (net of tax)                14,749                 -
                                                            -------------      ------------
Net Income                                                        72,298            78,192
Less:  Preferred Stock Dividends Accrual                           2,157             2,303
                                                            -------------      ------------
Income for Common Stock                                       $   70,141         $  75,889
                                                            =============      ============
Common Shares Outstanding - Weighted Average                      86,036            85,074
                                                            =============      ============
Basic Earnings per Share Before Cumulative Effect
    of Accounting Change                                      $     0.99         $    0.89
Cumulative Effect of Accounting Change                             (0.17)                -
                                                            =============      ============
Basic Earnings Per Common Share                               $     0.82         $    0.89
                                                            =============      ============
Diluted Earnings per Share Before Cumulative
    Effect of Accounting Change                               $     0.98         $    0.89
Cumulative Effect of Accounting Change                             (0.17)                -
                                                            =============      ============
Diluted Earnings Per Common Share                             $     0.81         $    0.89
                                                            =============      ============
The accompanying notes are an integral part of the financial statements.

                               PUGET ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       For the Three Months Ended March 31
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                           2001           2000
                                                                     -----------    -----------

Net Income                                                            $  72,298      $  78,192
                                                                     -----------    -----------
Other comprehensive income, net of tax:
     Unrealized holding gains (losses) arising during period               (796)         3,845
     Reclassification adjustment for gains included in net income             -           (683)
     FAS-133 unrealized gains during period                             415,667              -
     Reversal of FAS-133 unrealized gains settled during the period    (106,068)             -
                                                                     -----------    -----------
        Other comprehensive income                                      308,803          3,162
                                                                     -----------    -----------
Comprehensive Income                                                  $ 381,101      $  81,354
                                                                     ===========    ===========
The accompanying notes are an integral part of the financial statements.

                               PUGET ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                     ASSETS

                                                                  March 31,    December 31,
                                                                  ---------    ------------
                                                                       2001            2000
                                                                       ----            ----

Utility Plant: (at original cost, including construction
work in progress of $161,965 and $164,221 respectively)
     Electric                                                 $   4,112,836   $   4,054,551
     Gas                                                          1,472,125       1,459,488
     Common                                                         359,093         351,051
     Less:  Accumulated depreciation and amortization            (2,066,637)     (2,026,681)
                                                              --------------- ---------------
          Net utility plant                                       3,877,417       3,838,409
                                                              --------------  --------------
Other Property and Investments                                      324,628         292,297
                                                              --------------  --------------
Current Assets:
     Cash                                                            56,393          36,383
     Accounts receivable                                            370,969         343,108
     Unbilled revenue                                               146,384         211,784
     Materials and supplies, at average cost                         61,713          99,001
     Purchased gas receivable                                       144,049          96,050
     Current portion of FAS-133 unrealized gain (net of tax)        216,378              -
     Prepayments and other                                            9,273          11,607
                                                              --------------  --------------
          Total current assets                                    1,005,159         797,933
                                                              --------------  --------------
Long-Term Assets:
     Regulatory asset for deferred income taxes                     201,722         207,350
     Regulatory asset for PURPA buyout costs                        243,430         243,071
     FAS-133 unrealized gain (net of tax)                            93,220              -
     Other                                                          201,979         177,609
                                                              --------------  --------------
          Total long-term assets                                    740,351         628,030
                                                              --------------  --------------
Total Assets                                                  $   5,947,555   $   5,556,669
                                                              ==============  ==============
The accompanying notes are an integral part of the financial statements.

                               PUGET ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                         CAPITALIZATION AND LIABILITIES

                                                                       2001            2000
                                                                       ----            ----
Capitalization:
    Common shareholder's investment:
       Common stock $0.01 par value, 250,000,000 shares
       authorized, 86,167,199 shares outstanding at 3/31/01
       and $10 stated value, 150,000,000 shares authorized,
       85,903,791 shares outstanding at 12/31/00                 $      862       $  859,038
    Additional paid-in capital                                    1,337,071          470,179
    Earnings reinvested in the business                             123,121           92,673
    Accumulated other comprehensive income                          313,553            4,750
    Preferred stock not subject to
      mandatory redemption                                           60,000           60,000
    Preferred stock subject to
      mandatory redemption                                           50,662           58,162
    Corporation obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely junior subordinated
      debentures of the corporation                                 100,000          100,000
    Long-term debt                                                2,160,801        2,170,797
                                                             ---------------      -----------
           Total capitalization                                   4,146,070        3,815,599
                                                             ---------------      -----------

Current Liabilities:
    Accounts payable                                                242,722          410,619
    Short-term debt                                                 449,448          378,316
    Current maturities of long-term debt                             29,000           19,000
    Accrued expenses:
      Taxes                                                         155,810          103,996
      Salaries and wages                                             17,309           17,445
      Interest                                                       50,145           43,955
    Other                                                           122,956           26,685
                                                             ---------------      -----------
          Total current liabilities                               1,067,390        1,000,016
                                                             ---------------      -----------

Deferred Income Taxes                                               591,760          608,185
                                                             ---------------      -----------
Other Deferred Credits                                              142,335          132,869
                                                             ---------------      -----------
Total Capitalization and Liabilities                          $   5,947,555       $5,556,669
                                                             ===============      ===========
The accompanying notes are an integral part of the financial statements.

                               PUGET ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Three Months Ended March 31
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                  2001            2000
                                                                  ----            ----

Net Income                                                   $  72,298       $  78,192
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                              53,128          45,885
     Deferred income taxes and tax credits - net               (10,797)          2,000
     Other                                                      (1,293)         (7,249)
     Change in certain assets and liabilities (Note 4)          15,166          71,625
---------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities            128,502         190,453
---------------------------------------------------------------------------------------

Investing Activities:
---------------------
     Construction expenditures - excluding equity AFUDC        (98,558)        (76,628)
     Additions to energy conservation program                   (1,808)           (947)
     Acquisition by InfrastruX                                 (32,987)               -
     Other                                                      (3,358)           4,222
----------------------------------------------------------------------------------------
          Net Cash Used by Investing Activities               (136,711)        (73,353)
----------------------------------------------------------------------------------------

Financing Activities:
---------------------
     Change in short-term debt - net                            71,131        (183,599)
     Dividends paid                                            (35,324)        (34,720)
     Redemption of preferred stock                              (7,500)         (7,500)
     Issuance of bonds                                               -         225,000
     Redemption of bonds and notes                                   -        (115,980)
     Other                                                         (88)           (959)
----------------------------------------------------------------------------------------
          Net Cash Provided (Used) by Financing Activities      28,219        (117,758)
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                 20,010            (658)
Cash at Beginning of Year                                       36,383          65,707
---------------------------------------------------------------------------------------
Cash at End of Period                                        $  56,393       $  65,049
=======================================================================================
The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC
                        CONSOLIDATED STATEMENTS OF INCOME
                       For the Three Months Ended March 31
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                     2001              2000
                                                           ---------------    --------------
Operating Revenues:
     Electric                                                 $   765,007       $   438,356
     Gas                                                          304,270           205,469
     Other                                                         22,047             3,398
                                                           ---------------    --------------
          Total operating revenue                               1,091,324           647,223
                                                           ---------------    --------------
Operating Expenses:
Energy costs:
     Purchased electricity                                        390,216           196,203
     Purchased gas                                                216,609           108,205
     Electric generation fuel                                     102,384            20,749
     Residential Exchange                                         (16,741)          (12,199)
Utility operations and maintenance                                 61,179            54,878
Other operations and maintenance                                    3,122             3,775
Depreciation and amortization                                      51,485            45,885
Conservation amortization                                           1,601             2,619
FAS-133 unrealized loss on derivative instruments                  26,466                 -
Taxes other than federal income taxes                              70,081            58,485
Federal income taxes                                               54,811            52,738
                                                           ---------------    --------------
          Total operating expenses                                961,213           531,338
                                                           ---------------    --------------

Operating Income                                                  130,111           115,885
Other Income                                                        2,843             4,390
                                                           ---------------    --------------

Income Before Interest Charges                                    132,954           120,275
Interest Charges, Net of AFUDC                                     45,326            42,083
                                                           ---------------    --------------

Income Before Cumulative Effect of Accounting Change               87,628            78,192
Cumulative Effect of Implementation of FAS-133 Derivative
   Instruments and Hedging Activities (net of tax)                 14,749                 -
                                                           ---------------    --------------

Net Income                                                         72,879            78,192
Less:  Preferred Stock Dividends Accrual                            2,157             2,303
                                                           ---------------    --------------

Income for Common Stock                                       $    70,722        $   75,889
                                                           ===============    ==============
The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       For the Three Months Ended March 31
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                           2001          2000
                                                                    ------------   -----------

Net Income                                                            $  72,879     $  78,192
Other comprehensive income net of tax:
     Unrealized holding gains (losses) arising during period               (796)        3,845
     Reclassification adjustment for gains included in net income             -          (683)
     FAS-133 unrealized gains during period                             415,667             -
     Reversal of FAS-133 unrealized gains settled during the period    (106,068)            -
                                                                    ------------   -----------
        Other comprehensive income                                      308,803         3,162
                                                                    ------------   -----------
Comprehensive Income                                                  $ 381,682     $  81,354
                                                                    ============   ===========
The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)
                                     ASSETS

                                                                    March 31,       December 31,
                                                                    ---------       ------------
                                                                         2001               2000
                                                                         ----               ----

Utility Plant: (at original cost, including construction
    work in progress of $161,965 and $164,221 respectively)
     Electric                                                   $   4,112,836      $   4,054,551
     Gas                                                            1,472,125          1,459,488
     Common                                                           359,093            351,051
     Less:  Accumulated depreciation and amortization              (2,066,637)        (2,026,681)
                                                             -----------------   ----------------
          Net utility plant                                         3,877,417          3,838,409
                                                             -----------------   ----------------
Other Property and Investments                                        213,838            292,297
                                                             -----------------   ----------------
Current Assets:
     Cash                                                              51,936             36,383
     Accounts receivable                                              338,391            343,108
     Unbilled revenue                                                 146,384            211,784
     Materials and supplies, at average cost                           56,204             99,001
     Purchased gas receivable                                         144,049             96,050
     Current portion of FAS-133 unrealized gain (net of  tax)         216,378                  -
     Prepayments and other                                              7,689             11,607
                                                             -----------------   ----------------
          Total current assets                                        961,031            797,933
                                                             -----------------   ----------------
Long-Term Assets:
     Regulatory asset for deferred income taxes                       201,722            207,350
     Regulatory asset for PURPA buyout costs                          243,430            243,071
     FAS-133 unrealized gain (net of tax)                              93,220             -
     Other                                                            201,979            177,609
                                                             -----------------   ----------------
          Total long-term assets                                      740,351            628,030
                                                             -----------------   ----------------
Total Assets                                                    $   5,792,637      $   5,556,669
                                                             =================   ================
The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                         CAPITALIZATION AND LIABILITIES

                                                          March 31,      December 31,
                                                          ---------      ------------
                                                               2001             2000
                                                               ----             ----
Capitalization:
    Common shareholder's investment:
       Common stock, $10 stated value,
       150,000,000 shares authorized,
       85,903,791 shares outstanding                   $    859,038      $    859,038
    Additional paid-in capital                              382,584           470,179
    Earnings reinvested in the business                     130,228            92,673
    Accumulated other comprehensive income                  313,553             4,750
    Preferred stock not subject to
      mandatory redemption                                   60,000            60,000
    Preferred stock subject to
      mandatory redemption                                   50,662            58,162
    Corporation obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely junior subordinated
      debentures of the corporation                         100,000           100,000
    Long-term debt                                        2,160,801         2,170,797
                                                     ---------------   ---------------
           Total capitalization                           4,056,866         3,815,599
                                                     ---------------   ---------------
Current Liabilities:
    Accounts payable                                        234,241           410,619
    Short-term debt                                         410,898           378,316
    Current maturities of long-term debt                     29,000            19,000
    Accrued expenses:
      Taxes                                                 155,469           103,996
      Salaries and wages                                     17,309            17,445
      Interest                                               50,145            43,955
    Other                                                   112,927            26,685
                                                     ---------------   ---------------
          Total current liabilities                       1,009,989         1,000,016
                                                     ---------------   ---------------
Deferred Income Taxes                                       591,760           608,185
                                                     ---------------   ---------------
Other Deferred Credits                                      134,022           132,869
                                                     ---------------   ---------------
Total Capitalization and Liabilities                  $   5,792,637     $   5,556,669
                                                     ===============   ===============
The accompanying notes are an integral part of the financial statements.

                            PUGET SOUND ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Three Months Ended March 31
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                2001          2000
                                                                ----          ----
Operating Activities:
---------------------
Net Income                                                 $  72,879     $  78,192
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                            51,485        45,885
     Deferred income taxes and tax credits - net             (10,797)        2,000
     Other                                                   (19,678)       (7,249)
     Change in certain current assets
       and liabilities (Note 4)                               35,418        71,625
-----------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities          129,307       190,453
-----------------------------------------------------------------------------------

Investing Activities:
---------------------
     Construction expenditures - excluding equity AFUDC      (98,558)      (76,628)
     Additions to energy conservation program                 (1,808)         (947)
     Other                                                    (3,358)        4,222
-----------------------------------------------------------------------------------
          Net Cash Used by Investing Activities             (103,724)      (73,353)
-----------------------------------------------------------------------------------

Financing Activities:
---------------------
     Change in short-term debt - net                          32,581      (183,599)
     Dividends paid                                          (35,324)      (34,720)
     Redemption of preferred stock                            (7,500)       (7,500)
     Issuance of bonds                                             -       225,000
     Redemption of bonds and notes                                 -      (115,980)
     Issue costs of bonds and stock                              (27)         (959)
     Other                                                       240             -
-----------------------------------------------------------------------------------
          Net Cash Used by Financing Activities              (10,030)     (117,758)
-----------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                               15,553          (658)
Cash at Beginning of Year                                     36,383        65,707
-----------------------------------------------------------------------------------
Cash at End of Period                                      $  51,936     $  65,049
===================================================================================
The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

     On January 1, 2001, PSE reorganized into a holding company structure. This reorganization resulted in the creation of a new holding company, Puget Energy. Puget Energy was incorporated in the State of Washington and all of it operations are conducted through its subsidiaries.

     Pursuant to the reorganization, Puget Energy became the owner of all PSE's outstanding common stock. Holders of PSE's existing common stock exchanged their stock on a one-for-one basis for common stock of Puget Energy. Puget Energy is a public utility holding company under the Public Utility Holding Company Act of 1935 but is exempt from regulation under such Act.

(2) Summary of Consolidation Policy

     The consolidated financial statements of Puget Energy include the accounts of Puget Energy and its subsidiaries, including PSE. PSE's consolidated financial statements include the accounts of PSE and its subsidiaries. The consolidated financial statements are presented after elimination of all significant intercompany items and transactions. Certain amounts previously reported have been reclassified to conform with current year presentations with no effect on total equity or net income.

     The consolidated financial statements contained in this Form 10-Q are unaudited. In the respective opinions of the managements of Puget Energy and PSE, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected and were of a normal recurring nature. These condensed financial statements should be read in conjunction with the audited financial statements (and Notes thereto) included in the combined Puget Energy and PSE annual report on Form 10-K for the year ended December 31, 2000.

(3) Earnings per Common Share

     Puget Energy's basic earnings per common share have been computed based on weighted average common shares outstanding of 86,036,000 and 85,074,000 for the three months ended March 31, 2001 and 2000.

     Puget Energy's diluted earnings per common share have been computed based on weighted average common shares outstanding of 86,417,000 and 85,291,000 for the three months ended March 31, 2001, and 2000, respectively. These shares include the dilutive effect of securities related to employee and director equity plans.

(4) Consolidated Statements of Cash Flows

     The following provides additional information concerning cash flow activities:

PUGET ENERGY
Three Months Ended March 31                                     2001          2000
---------------------------                                     ----          ----

Changes in current asset and current liabilities:
  Accounts receivable and unbilled revenue                 $  37,539    $   27,610
  Materials and supplies                                      37,288        19,498
  Prepayments and other                                        2,334          (744)
  Purchased gas receivable                                   (47,999)       12,702
  Accounts payable                                          (167,897)      (47,552)
  FAS-133 unrealized loss                                     49,157             -
  Accrued expenses and other                                 104,744        60,111
--------------------------------------------------------------------- -------------
Net change in current assets and current liabilities       $  15,166    $   71,625
--------------------------------------------------------------------- -------------
Cash payments:
  Interest (net of capitalized interest)                   $  38,125    $   52,917
  Income taxes                                               128,600             -
--------------------------------------------------------------------- -------------

PUGET SOUND ENERGY
Three Months Ended March 31                                     2001         2000
---------------------------                                     ----         ----

Changes in current asset and current liabilities:
  Accounts receivable and unbilled revenue                 $  70,117    $  27,610
  Materials and supplies                                      42,797       19,498
  Prepayments and other                                        3,352         (744)
  Purchased gas receivable                                   (47,999)      12,702
  Accounts payable                                          (176,378)     (47,552)
  FAS-133 unrealized loss                                     49,157            -
  Accrued expenses and other                                  94,372       60,111
--------------------------------------------------------------------- ------------
Net change in current assets and current liabilities       $  35,418    $  71,625
--------------------------------------------------------------------- ------------
Cash payments:
  Interest (net of capitalized interest)                   $  38,125    $  52,917
  Income taxes                                               128,600            -
--------------------------------------------------------------------- ------------

(5) Segment Information

     The Company operates primarily in one business segment, Regulated Utility Operations. The Company's regulated utility operation generates, purchases and sells electricity and purchases, transports and sells natural gas. The Company's service territory covers approximately 6,000 square miles in the state of Washington.

     The other business segment is non-utility lines of business which include development and marketing of customer information and billing system software, specialized contracting services to utilities and telecommunications companies (See Note 7) and real estate investment and development. Reconciling items between segments are not material.

     Financial data for business segments are as follows:

  (Dollars in Thousands)                 Regulated
    Three Months Ended March 31, 2001      Utility        Other          Total
-------------------------------------------------------------------------------
  Revenues                              $1,069,277       50,587     $1,119,864
  Net Income                                60,419       11,879         72,298
  Total Assets                           5,655,739      291,816      5,947,555
-------------------------------------------------------------------------------

                                         Regulated
    Three Months Ended March 31, 2000      Utility        Other          Total
-------------------------------------------------------------------------------
  Revenues                                $643,827       $3,396       $647,223
  Net Income                                76,357        1,835         78,192
  Total Assets                           4,965,512      152,402      5,117,914
-------------------------------------------------------------------------------

(6) Accounting for Derivative Instruments and Hedging Activities

     On January 1, 2001, Puget Energy adopted Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), as amended by Statement No. 138. Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Puget Energy enters into both physical and financial contracts to manage its energy resource portfolio. Certain of these contracts met the derivative classification requirements of the statement and are reported at fair value in the balance sheet. Beginning with the implementation of Statement No. 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as a qualifying cash flow hedge under the statement. Puget Energy recognized the cumulative effect of this change in accounting principle by recording an after-tax decrease to current earnings of approximately $14.7 million and a corresponding liability. In addition, Puget Energy recorded approximately $26.5 million, pre-tax, decrease to current earnings and a corresponding liability for the mark-to-market of electric derivative transactions for the quarter. When the underlying contracts giving rise to the income statement charges are fulfilled in 2001 and the liabilities (included in other current liabilities on the balance sheets) established under Statement No. 133 will be reversed.

     Puget Energy also recorded a deferred asset for electric energy contracts designated as qualifying cash flow hedges of approximately $309.6 million after-tax at March 31, 2001 and a corresponding increase of approximately $309.6 million in other comprehensive income. Puget Energy anticipates approximately $216.4 million of the $309.6 million will reverse over the following twelve months as the underlying contracts are settled and will, as a result, report a corresponding decrease to the deferred asset and to other comprehensive income for this reversal. The decrease in the deferred asset and in other comprehensive income will have no net effect on current earnings and the economic effects of the transactions will be recorded upon settlement. These estimates are based upon the forward market prices for energy at March 31, 2001. Retail gas related derivative transactions are deferred under Puget Energy's Purchased Gas Adjustment Mechanism and recorded in earnings as the transactions are executed under the PGA Incentive Mechanism.

(7) Acquisitions

     On August 1, 2000, InfrastruX Group Inc. ("InfrastruX"), a wholly-owned subsidiary of Puget Energy, purchased 88% of the outstanding shares of Utilx Corporation ("Utilx") pursuant to a cash tender offer. The remaining shares were acquired on September 15, 2000. Utilx is a provider of infrastructure construction services to utilities and telecommunications providers in the United States and around the world. Its primary business is installing, replacing and restoring underground cables and pipes. On September 28, 2000, InfrastruX completed the acquisition of Lineal Industries ("Lineal"), a privately held pipeline infrastructure construction company. Lineal provides pipeline construction, maintenance and rehabilitation services primarily for the natural gas and petroleum industries and currently operates in seven states. These acquisitions mark Puget Energy's entry into the business of providing design, construction and engineering services to the utility industry. The total purchase price of the two acquisitions was approximately $87.1 million.

     The acquisitions of Utilx and Lineal have been accounted for using the purchase method of accounting and, accordingly, the operating results of Utilx and Lineal have been included in the consolidated financial statements since the date of acquisition. Goodwill representing the excess of cost over the net tangible and identifiable intangible assets of the acquired businesses was approximately $40.7 million. Goodwill is being amortized on a straight-line basis up to 30 years. The pro forma combined revenues, net income, and earnings per common share of Puget Energy presented below give effect to the acquisitions as if they had occurred on January 1, 2000. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated for the period for which it is being given effect.

  Unaudited
  (Thousands, except per share amounts)
  For the three months ending:           March 31, 2000
--------------------------------------------------------
  Operating Revenues                          $ 679,854
  Net Income                                     76,294
  Basic Earnings per Common Share               $   .90
  Diluted Earnings per Common Share             $   .89

     On March 30, 2001, InfrastruX completed the acquisition of InterCon Construction, Inc. ("InterCon"), a privately held infrastructure construction company with annual revenues of approximately $47 million. InterCon provides construction services for natural gas, electric, telecommunication and cable industries in the Midwest United States. InterCon also provides directional drilling services throughout the United States.

     The acquisition of InterCon has been accounted for using the purchase method of accounting and, accordingly, the operating results of InterCon have been included in Puget Energy's consolidated financial statements, since the acquisition. Goodwill representing the excess of cost over the net tangible and identifiable intangible assets of the business was approximately $26.1 million. Goodwill is being amortized on a straight-line basis over 30 years. The pro forma combined revenues, net income, and earnings per common share of Puget Energy presented below give effect to the acquisitions as if they had occurred on January 1, 2000. This pro forma information includes the effect of the acquisitions of Utilx and Lineal and is not necessarily indicative of the results of operations that would have occurred had the acquisition of InterCon been consummated for the period for which it is being given effect.

Unaudited
(Thousands, except per share amounts)
For the three months ending:                 March 31, 2001  March 31, 2000
----------------------------------------------------------------------------
Operating Revenues                               $1,126,213       $ 687,620
Net Income                                           69,656          76,058
Basic and Diluted Earnings per Common Share          $  .81         $   .89

     On April 18, 2001, InfrastruX completed the acquisition of Trafford Corporation a privately held Pittsburgh based natural gas pipeline construction company with annual revenues of approximately $25 million.

(8) Other

     In February 2001, PSE signed an unsecured revolving credit agreement with an investment bank for a period of four months of up to $125 million. At March 31, 2001, PSE had $125 million of borrowings outstanding under the agreement.

     In March 2001, InfrastruX signed a six-month revolving credit agreement with several banks for up to $75 million. At March 31, 2001, InfrastruX had $33 million of borrowings outstanding under the agreement.

     On April 5, 2001, the Washington Utilities and Transportation Commission approved an agreement between PSE and its 12 largest industrial customers tied to a market-based rate index. Under the agreement, PSE's six largest industrial customers - with a combined load of about 250 average megawatts - now can purchase electricity directly or through PSE, from other suppliers at negotiated prices or, if they choose, they can self-generate their electricity. Certain small industrial customers, representing a small portion of the current market index load of PSE (approximately 25 average megawatts) will be allowed to transfer to other fixed rate plans under the settlement.

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

Results of Operations

     Puget Energy's net income for the three months ended March 31, 2001, was $72.3 million on operating revenues of $1.1 billion, compared with net income of $78.2 million on operating revenues of $647.2 million for the same period in 2000. Income for common stock was $70.1 million for the first quarter of 2001 compared to $75.9 million for the first quarter of 2000. Basic earnings per share were $0.82 for the first quarter of 2001 compared to $0.89 for the first quarter of 2000. Diluted earnings per share were $0.81 for the first quarter of 2001 compared to $0.89 for the first quarter of 2000. First quarter results for 2001 are net of a charge to earnings of $0.17 per basic and diluted share associated with the adoption of Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities".

     Total kilowatt-hour electric sales were 7.5 billion, including 1.8 billion in sales to other utilities and marketers, for the first quarter of 2001, compared to 8.5 billion, including 2.4 billion in sales to other utilities and marketers, for the first quarter of 2000.

     Total gas volumes were 369.4 million therms, including 49.0 million therms in transportation volumes for the three months ended March 31, 2001, compared to 402.5 million therms, including 58.6 million therms of transportation, for the same period in 2000.

     PSE's operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers do occur from season to season and from month to month within a season, primarily as a result of weather conditions. PSE normally experiences its highest energy sales in the first and fourth quarters of the year.

     PSE meets its forecasted electric supply needs throughout the year through PSE-owned electric generation and by obtaining power through long-term contracts, annual contracts and short-term markets. PSE meets its forecasted natural gas supply needs throughout the year through PSE-owned gas storage and by purchasing gas supplies through long-term contracts, annual contracts and short-term markets. PSE also performs risk management activities to optimize the value of energy supply and transmission assets and to ensure that physical energy supply is available to meet the customer demand loads. PSE also purchases energy when demand exceeds available supplies in its portfolio; likewise PSE makes sales to other utilities and marketers when surplus energy is available. These transactions are part of PSE's normal operations to meet retail load. Electric sales to other utilities and marketers vary by quarter and year depending principally upon water conditions for the generation of hydro-electric power, retail customer usage, the energy requirements of other utilities and energy market conditions in the Pacific Northwest. The April 19, 2001, seasonal water supply forecast published by the National Weather Service indicated that the total forecasted runoff into the Grand Coulee reservoir for the period April through September 2001 would be 63% of average. PSE, therefore, expects the total annual generation from the Mid-Columbia projects and PSE-owned hydro-electric projects will be below normal in 2001.

     Beginning in the second half of 2000, the West Coast wholesale energy market began experiencing energy prices that greatly exceeded historical norms, reflecting unfavorable hydro conditions and increased consumer demand in California, among other factors. As a result, certain of PSE's industrial index-rate electric customers have been reducing their usage due to these high prices. Other customers' usage in general has declined slightly due to energy conservation measures by PSE's customers. To the extent electric retail load is reduced, PSE, when in a surplus power situation, has more power to sell into the wholesale market or when in a deficit power situation, has to purchase less power in the wholesale market to meet its electric retail load.

     Temperatures based on heating-degree-days measured at Seattle-Tacoma airport during the three months ended March 31, 2001 and March 31, 2000 were near normal.

                              Results of Operations
                         Comparative Three Months Ended
                        March 31, 2001 vs. March 31, 2000
                               Increase (Decrease)

                                                            Amount
                                                            ------
                                                         (In Millions)
Operating revenue changes
 General rate increases                                      $ 4.1
 BPA Residential Purchase & Sale Agreement                     2.6
 Electric sales to other utilities and marketers             275.0
 Electric revenue sold at index rates                        132.0
 Electric revenue sold to conservation trust                   0.7
 Electric load and other changes                             (87.7)
 Gas revenue change                                           98.8
 InfrastruX revenues                                          28.5
 Other revenue changes                                        18.6
                                                         ----------
     Total operating revenue change                          472.6

Operating expense changes
 Energy costs:
     Purchased electricity                                   194.0
     Purchased gas                                           108.4
     Electric generation fuel                                 81.6
     Residential exchange credit                              (4.5)
 Utility operations and maintenance                            6.3
 InfrastruX operations and maintenance                        27.0
 Other operations and maintenance                             (0.6)
 Depreciation and amortization                                 7.2
 Conservation amortization                                    (1.0)
 FAS-133 unrealized loss                                      26.5
 Taxes other than federal income taxes                        11.6
 Federal income taxes                                          1.5
                                                         ----------
     Total operating expense change                          458.0
                                                         ----------

Other income (net of tax)                                     (2.4)
Interest charges                                               3.4
FAS-133 transition adjustment loss (net of tax)               14.7
                                                         -----------
     Net income change                                      $ (5.9)
                                                         ===========

     The following is additional information pertaining to the changes outlined in the above table.

Operating Revenues - Electric

     Electric revenues for the three months ended March 31, 2001 increased $326.7 million compared to the same period in 2000. Electric sales to other utilities and marketers increased $275.0 million in the three months ended March 31, 2001 compared to the same period in 2000 due to increased prices in the wholesale electricity market while wholesale sales volumes declined by 536.5 million kWh or 22.7% as compared to 2000. Retail sales volumes declined 8.0% from 6.1 billion kWh in 2000 to 5.7 billion kWh in 2001. Retail sales revenue increased as a result of higher rates paid by industrial customers on index rate tariffs and contracts.

     Electric revenues in the first quarter of 2001 increased significantly due to increased prices related to electric energy sales to other utilities and marketers and sales to customers whose rates are tied to a market index. Several factors, including unfavorable hydro conditions and increased consumer demand in California have raised wholesale market prices on the West Coast. PSE, to date, has protected its core customers from the negative impact of the volatile West Coast power markets through its effective management of its energy supply resources and its efficient operation of its distribution system. PSE continues to operate without an electric rate adjustment mechanism.

     Revenues in 2001 and 2000 were reduced because of the credit that PSE received through the Residential Purchase and Sale Agreement with the Bonneville Power Administration ("BPA"). The agreement enables PSE's residential and small farm customers to receive the benefits of lower-cost federal power. On January 29, 1997, PSE and BPA signed a Residential Exchange Termination Agreement. The Agreement ends PSE's participation in the Residential Purchase and Sale agreement with BPA. As part of the Termination Agreement, PSE will receive payments by the BPA of approximately $235 million over an approximately five-year period ending June 2001. These payments are recorded as a reduction of purchased electricity expenses. Under the rate plan approved by the Washington Commission in its merger order, PSE will continue to reflect in customers' bills, the level of Residential Exchange benefits in place at the time of the merger with Washington Energy Company in 1997. Over the remainder of the Residential Exchange Termination Agreement from April 2001 through June 2001, it is projected that PSE will credit customers approximately $13.5 million more than it will receive from BPA.

     The allocation of future benefits of low-cost federal power, for the five-year BPA rate plan period 2001 to 2006, will be decided at least in part as part of a current BPA rate case process. In May 2000, the BPA published an initial Record of Decision in its Subscription process. BPA allocated benefits intended to be equivalent to 1900 average MW of cost-based federal power to the residential and small farm customers of the Pacific Northwest investor-owned utilities ("IOUs"). The regional Public Utility Commissions in turn recommended an allocation of the benefits among the IOUs for their residential and small farm customers, with PSE's proposed annual share equal to about 700 average MW of benefits over the five-year period October 2001 through September 2006. In August 2000, the BPA determined that certain aspects of its initial Record of Decision would be revisited in its power rate case that is expected to continue through May 2001. On October 30, 2000, PSE signed a five-year contract with the BPA (as required by BPA's Subscription timeline) for receipt of the federal power benefits allocated by the Subscription and Commission processes. The contract describes the form (power and cash) of the about 700 average MW benefits to be provided, and provides PSE a right to terminate the contract upon completion of BPA's rate case. The results of the case and regulatory and judicial reviews of BPA's actions will determine and affect any benefits actually received and the value of any benefits actually received by PSE and other Northwest IOUs for their residential and small farm customers from the Subscription benefits allocation process.

     To meet customer demand, PSE's power supply portfolio includes net purchases of power under long-term supply contracts. However, depending principally upon streamflow available for hydro-electric generation and weather effects on customer demand, from time to time, PSE may have surplus power available for sale to wholesale customers. In addition, PSE manages its core energy portfolio through short and intermediate-term purchases, sales, arbitrage and other risk management techniques. PSE has a Risk Management Committee that oversees energy price risk matters.

     PSE operates within the western wholesale market and has made sales into the California energy market. During the first quarter of 2001, PSE received partial payments for sales made in the fourth quarter of 2000. At December 31, 2000, PSE's receivables from the California Independent System Operators (CAISO) and other counter-parties, net of reserves, were $41.8 million and at March 31, 2001, such receivables were reduced to approximately $26.6 million.

Operating Revenues - Gas

     Gas operating revenues for the three months ended March 31, 2001 increased by $98.8 million from the same period in 2000. Total gas sales volumes decreased 8.2% from 402.5 million therms in 2000 to 369.4 million therms in 2001. The primary reason for the increase in gas sales revenue was higher natural gas prices that are passed through to customers in the Purchased Gas Adjustment (PGA). Increases under the PGA were effective August 1, 2000 and January 12, 2001. As a result of the PGA increases, gas rates to all sales customers increased by an average of 30.2% on August 1, 2000 and 26.4% on January 12, 2001.

Operating Revenues - Other

      Other operating revenues for the three months ended March 31, 2001 increased by $47.1 from the same period in 2000. The primary reason for the increase in other operating revenues was due to $28.5 million of InfrastruX's two subsidiaries, Utilx and Lineal, that were acquired in the third quarter of 2000 and an increase of $18.6 million in property sales by PSE's subsidiary, Puget Western, Inc.

Operating Expenses

     Purchased electricity expenses increased $194.0 million for the three month period ended March 31, 2001 compared to the same period in 2000. The increase was due primarily to increased prices for non-firm power from other utilities and marketers in the West Coast power market.

     Purchased gas expenses increased $108.4 million for the three month period ended March 31, 2001 compared to the same period in 2000. The increase was due primarily to the impact of increased gas costs, which are passed through to customers through the PGA mechanism. During the three month period ended March 31, 2001, PSE has deferred $48.0 million of under-recovered purchased gas costs, which includes carrying costs allowed through the PGA mechanism.

     Fuel expense increased $81.6 million for the three month period ended March 31, 2001 compared to the same period in 2000 as a result of increased generation and higher fuel costs at PSE-owned combustion turbine facilities.

     Utility operations and maintenance increased $6.3 million for the three months ended March 31, 2001 compared to the same period in 2000. This increase was primarily due to increased costs of $2.3 million related to the Personal Energy Management energy-efficiency program, charges of $1.1 million to restore electric service following a February, 2001 snow storm, $0.7 million of repair costs related to the February 28, 2001 earthquake in the Puget Sound region and costs of $1.0 million net of estimated insurance recoveries to repair the PSE-owned Fredonia combustion turbine plant which went out of service on February 21, 2001 and will return to service in early May 2001.

     InfrastruX's operations and maintenance expenses for the three months ended March 31, 2001 were $27.0 million due to the activities of its two subsidiaries, Utilx and Lineal, that were acquired during the third quarter of 2000.

     Depreciation and amortization expense increased $7.2 million for the three month period ended March 31, 2001 compared to the same period in 2000 due primarily to the effects of new plant placed into service during the past year, including PSE's ConsumerLinX(TM) customer information and billing system in 2000.

     Financial Accounting Standards Board Statement No. 133 (FAS-133) was adopted on January 1, 2001. A decrease to current earnings of approximately $26.5 million was recognized for unrealized losses associated with electric derivative transactions during the quarter and a $14.7 million, after-tax, transition adjustment loss resulting from recognizing the cumulative effect of this change in accounting principle. (For further discussion see Note 6).

     Taxes other than federal income taxes increased $11.6 million for the three month period ended March 31, 2001 compared to the same period in 2000 primarily due to increases in municipal and state excise taxes which are revenue based.

Other Income

     Other income, net of federal income tax, decreased $2.4 million for the three month period ended March 31, 2001 compared to the same period in 2000, due primarily to the reduction of dividends from certain non-core assets.

Interest Charges

     Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $3.4 million for the three month period ended March 31, 2001 compared to the same period in 2000. Interest on long-term debt increased $7.2 million in the three month period ended March 31, 2001 compared to the same period in 2000 as a result of the issuance of $225 million 7.96% Senior Medium-Term Notes, Series B, in February 2000, the issuance of $25 million 7.61% Senior Medium-Term Notes, Series B, in September 2000, and the issuance of $260 million 7.69% Senior Medium-Term Notes, Series C, in November 2000. Other Interest Expense decreased $4.2 million in the three month period ended March 31, 2001 compared to the same period in 2000 due primarily to interest offset related to the PGA.

Capital Expenditures, Capital Resources and Liquidity

     Current construction expenditures for generation, transmission and distribution are designed to meet continuing customer growth and to improve efficiencies of PSE's energy delivery systems. Construction expenditures, excluding equity AFUDC, were $98.6 million for the three months ended March 31, 2001. Capital expenditures for the year are expected to be $247 million.

     Puget Energy issued common stock for the Company's Stock Purchase and Dividend Reinvestment Plan of $6.4 million (263,462 shares) in the three months ended March 31, 2001 compared to $6.7 million (302,891 shares) for the same period in 2000.

     On March 31, 2001, PSE had available $375 million in lines of credit with various banks, which provide credit support for outstanding bank loans and commercial paper of $267.2 million, effectively reducing the available borrowing capacity under these lines of credit to $107.8 million. In addition, PSE has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements. There was $18.5 million outstanding under these arrangements at March 31, 2001.

     In February 2001, PSE signed an unsecured revolving credit agreement with an investment bank for a period of four months of up to $125 million. At March 31, 2001, PSE had $125 million of borrowings outstanding under the agreement.

     On March 31, 2001, InfrastruX and its subsidiaries had available $87 million in lines of credit with various banks, which provide credit support for outstanding bank loans of $38.6 million, effectively reducing the available borrowing capacity under these lines of credit to $48.4 million.

Other

     On December 8, 2000, PSE filed a request with the Washington Commission to pass through the rising costs of natural gas purchased for customers under terms of the long established purchased gas adjustment (PGA) mechanism. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in gas pipeline transportation costs. PSE does not profit from changes under the PGA. The PGA is separate from PSE's general gas service rates that have been under a rate stability plan since 1997. On January 11, 2001, the Washington Commission approved PSE's request to increase rates by an overall average of 26.4% to all natural gas customers effective January 12, 2001.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

     Puget Energy is exposed to market risks, including changes in commodity prices and interest rates.

Commodity Price Risk

     PSE's energy related businesses are exposed to risks related to changes in commodity prices. As part of its business, PSE markets power to wholesale customers by entering into contracts to purchase or supply electric energy or natural gas at specified delivery points and at specified future delivery dates. PSE's energy risk management function manages PSE's core electric and gas supply portfolio.

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

     The prices of energy commodities are subject to fluctuations due to unpredictable factors including weather, generation outages and other factors that impact supply and demand. This commodity price risk is a consequence of purchasing energy at fixed and variable prices and providing deliveries at different tariff and variable prices. Costs associated with ownership and operation of production facilities are another component of this risk. PSE may use forward delivery agreements, swaps and option contracts for the purpose of hedging commodity price risk. Unrealized changes in the market value of these derivatives are generally deferred and recognized upon settlement along with the underlying hedged transaction. Effective January 1, 2001, pursuant to Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivative instruments to be recorded on the balance sheet at fair value, changes in the fair value of PSE's derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as a qualifying hedge under the statement. PSE does not consider its current operation to meet the definition of trading activities as described by the Emerging Issues Task Force of the Financial Accounting Standards Issue No. 98-10, "Accounting for Contracts involved in Energy Trading and Risk Management Activities".

     At March 31, 2001, PSE had an after-tax asset of approximately $309.6 million of energy contracts designated as qualifying as cash flow hedges and a corresponding amount in other comprehensive income. PSE also had energy contracts that were marked-to-market through current earnings during the first quarter of 2001 of $31.9 million after-tax which includes $14.7 million for the cumulative effect of the accounting change. A hypothetical 10% increase in the market prices of natural gas and electricity prices would increase the fair value of qualifying cash flow hedges by appropriately $52.8 million after-tax and would decrease current earnings for those contracts marked-to-market in earnings by approximately $6.1 million after-tax.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     Contingencies arising out of the normal course of the Company's business exist at March 31, 2001. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 6.   Exhibits and Reports on Form 8-K

      (a)     The following exhibits are filed herewith:

              12-1   Statement  setting  forth  computation  of ratios of earnings to fixed  charges  (1996  through 2000 and 12 months ended
                     March 31, 2001) for Puget Energy

              12-2   Statement  setting  forth  computation  of ratios of earnings  to combined  fixed  charges (1996 through 2000 and 12 months ended
                     March 31, 2001) for PSE

      (b)     Reports on Form 8-K

Filed by Puget Energy:

Form 8-K dated April 17, 2001, Item 5 - Other Events, related to release of first quarter earnings.

Form 8-K filed January 10, 2001, Item 5 - Other Events, related to Declaring Dividends.

Form 8-K filed January 2, 2001, Item 5 - Other Events, related to Formation of Holding Company.

Filed by Puget Energy & Puget Sound Energy:

Form 8-K dated April 6, 2001, Item 5 - Other Events, related to Puget Sound Energy Announces Constructive Settlement with Industrial Customers.

Form 8-K filed March 13, 2001, Item 5 - Other Events, related to Puget Sound Energy, Industrial Customers Agree on New Power Arrangement.

Form 8-K filed January 29, 2001, Item 5 - Other Events, related to Proposal Threatens Puget Sound Energy's Ability to Serve Customers.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC.

PUGET SOUND ENERGY, INC.

James W. Eldredge

-----------------------------------

James W. Eldredge

Corporate Secretary and Chief Accounting Officer

Date: May 9, 2001

     Chief accounting officer and officer duly authorized to sign this report on behalf of each registrant