Form 10-Q
period 2001-06-30
PUGET SOUND ENERGY INC
filed 2001-08-09
CIK 81100

--------------------------------------------------------------------------------------------------------------------------

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

-------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
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
                           A Washington Corporation
                           411 - 108th Avenue N.E.
                           Bellevue, Washington 98004-5515
                           (425) 454-6363

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X    No ____

     As of June 30, 2001, (i) the number of shares of Puget Energy, Inc. (“Puget Energy”) common stock outstanding was 86,437,947 ($.01 par value) and (ii) all of the outstanding shares of Puget Sound Energy, Inc. (“PSE”) common stock were held by Puget Energy.

---------------------------------------------------------------------------------------------------------------------------
                                                   Table of Contents
                                                   -----------------

Filing Format

Part I.   Financial Information
Item 1.   Financial Statements

          Puget Energy, Inc.
              Consolidated Statements of Income - 3 months ended June 30, 2001 and 2000
              Consolidated Statements of Income - 6 months ended June 30, 2001 and 2000
              Consolidated Statements of Comprehensive Income - 3 months ended
                      June 30, 2001 and 2000
              Consolidated Statements of Comprehensive Income - 6 months ended
                      June 30, 2001 and 2000
              Consolidated Balance Sheets - June 30, 2001 and December 31, 2000
              Consolidated Statements of Cash Flows - 6 months ended
                      June 30, 2001 and 2000

          Puget Sound Energy, Inc.
              Consolidated Statements of Income - 3 months ended June 30, 2001 and 2000
              Consolidated Statements of Income - 6 months ended June 30, 2001 and 2000
              Consolidated Statements of Comprehensive Income - 3 months ended
                      June 30, 2001 and 2000
              Consolidated Statements of Comprehensive Income - 6 months ended
                      June 30, 2001 and 2000
              Consolidated Balance Sheets - June 30, 2001 and December 31, 2000
              Consolidated Statements of Cash Flows - 6 months ended
                      June 30, 2001 and 2000

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Part II.  Other Information
Item 1.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders
Item 6.   Exhibits and Reports on Form 8-K

Signature

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                                     PUGET ENERGY, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                             For the Three Months Ended June 30
                            (Thousands except per share amounts)
                                         (Unaudited)
                                                                   2001             2000
                                                             -----------      -----------
Operating Revenues:
     Electric                                                  $719,694         $437,491
     Gas                                                        163,013           98,017
     Other                                                       52,712            3,293
                                                             -----------      -----------
          Total operating revenues                              935,419          538,801
                                                             -----------      -----------
Operating Expenses:
Energy costs:
     Purchased electricity                                      535,277          238,105
     Purchased gas                                              104,184           46,184
     Electric generation fuel                                    63,134           29,904
     Residential Exchange                                       (10,304)          (9,073)
Utility operations and maintenance                               65,414           58,395
Other operations and maintenance                                 41,470            4,045
Depreciation and amortization                                    52,935           49,316
Conservation amortization                                         1,603            1,380
FAS-133 unrealized (gain) loss on derivative instruments        (50,000)               -
Taxes other than federal income taxes                            45,306           43,914
Federal income taxes                                             14,822           13,512
                                                             -----------      -----------
          Total operating expenses                              863,841          475,682
                                                             -----------      -----------
Operating Income                                                 71,578           63,119
Other Income                                                      1,568            6,878
                                                             -----------      -----------
Income Before Interest Charges                                   73,146           69,997
Interest Charges, Net of AFUDC                                   48,174           42,628
                                                             -----------      -----------
Net Income                                                       24,972           27,369
Less:  Preferred Stock Dividends Accrual                          2,085            2,229
                                                             -----------      -----------
Income for Common Stock                                         $22,887          $25,140
                                                             ===========      ===========
Common Shares Outstanding - Weighted Average                     86,303           85,295
                                                             ===========      ===========
Basic Earnings Per Common Share                                   $0.27            $0.29
                                                             ===========      ===========
Diluted Earnings Per Common Share                                 $0.26            $0.29
                                                             ===========      ===========
The accompanying notes are an integral part of the financial statements.
                                   PUGET ENERGY, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                           For the Six Months Ended June 30
                         (Thousands except per share amounts)
                                      (Unaudited)
                                                                                 2001          2000
                                                                           -----------     ---------
Operating Revenues:
     Electric                                                              $1,484,701      $875,847
     Gas                                                                      467,283       303,487
     Other                                                                    103,299         6,690
                                                                           -----------     ---------
          Total operating revenues                                          2,055,283     1,186,024
                                                                           -----------     ---------
Operating Expenses:
Energy costs:
     Purchased electricity                                                    925,493       434,308
     Purchased gas                                                            320,793       154,388
     Electric generation fuel                                                 165,518        50,653
     Residential Exchange                                                     (27,045)      (21,272)
Utility operations and maintenance                                            126,593       113,245
Other operations and maintenance                                               71,610         7,819
Depreciation and amortization                                                 106,063        95,201
Conservation amortization                                                       3,205         3,999
FAS-133 unrealized (gain) loss on derivative instruments                      (23,534)            -
Taxes other than federal income taxes                                         115,386       102,429
Federal income taxes                                                           69,082        66,250
                                                                           -----------     ---------
          Total operating expenses                                          1,853,164     1,007,020
                                                                           -----------     ---------
Operating Income                                                              202,119       179,004
Other Income                                                                    3,509        11,268
                                                                           -----------     ---------
Income Before Interest Charges                                                205,628       190,272
Interest Charges, Net of AFUDC                                                 93,609        84,711
                                                                           -----------     ---------
Income Before Cumulative Effect of Accounting Change                          112,019       105,561
Cumulative Effect of Implementation of FAS-133 Derivative Instruments
   and Hedging Activities (net of tax)                                         14,749             -
                                                                           -----------     ---------
Net Income                                                                     97,270       105,561
Less:  Preferred Stock Dividends Accrual                                        4,243         4,532
                                                                           -----------     ---------
Income for Common Stock                                                       $93,027      $101,029
                                                                           ===========     =========
Common Shares Outstanding - Weighted Average                                   86,169        85,178
                                                                           ===========     =========
Basic Earnings per Share Before Cumulative Effect of Accounting Change          $1.25         $1.19
Cumulative Effect of Accounting Change                                          (0.17)            -
                                                                           ===========     =========
Basic Earnings Per Common Share                                                 $1.08         $1.19
                                                                           ===========     =========
Diluted Earnings per Share Before Cumulative Effect of Accounting Change        $1.25         $1.18
Cumulative Effect of Accounting Change                                          (0.17)            -
                                                                           ===========     =========
Diluted Earnings Per Common Share                                               $1.08         $1.18
                                                                           ===========     =========
The accompanying notes are an integral part of the financial statements.
                                          PUGET ENERGY, INC.
                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   For the Three Months Ended June 30
                                         (Dollars in Thousands)
                                               (Unaudited)

                                                                           2001           2000
                                                                    ------------     ---------

Net Income                                                              $24,972        $27,369
                                                                    ------------     ---------
Other comprehensive income, net of tax:
     Unrealized holding losses arising during the period                    (612)       (1,580)
     Reclassification adjustment for gains included in net income             -         (2,477)
     FAS-133 unrealized losses during the period                        (278,117)           -
     Reversal of FAS-133 unrealized gains settled during the period      (37,267)           -
                                                                    ------------    ----------
        Other comprehensive income (loss)                               (315,996)       (4,057)
                                                                    ------------    ----------
Comprehensive Income (Loss)                                            $(291,024)      $23,312
                                                                    ============    ==========

                                           PUGET ENERGY, INC.
                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    For the Six Months Ended June 30
                                         (Dollars in Thousands)
                                               (Unaudited)

                                                                            2001          2000
                                                                      ----------     ---------

Net Income                                                               $97,270      $105,561
                                                                      ----------     ---------
Other comprehensive income, net of tax:
     Unrealized holding gains (losses) arising during the period          (1,407)        2,265
     Reclassification adjustment for gains included in net income              -        (3,160)
     FAS-133 transition adjustment                                       286,928             -
     FAS-133 unrealized losses during the period                        (149,379)            -
     Reversal of FAS-133 unrealized gains settled during the period     (143,335)            -
                                                                      ----------     ---------
        Other comprehensive income (loss)                                 (7,193)         (895)
                                                                      ----------     ---------
Comprehensive Income (Loss)                                              $90,077      $104,666
                                                                      ==========     =========
The accompanying notes are an integral part of the financial statements.
                                 PUGET ENERGY, INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)
                                     (Unaudited)

                                       ASSETS

                                                                     June 30,     December 31,
                                                                     --------     ------------
                                                                         2001             2000
                                                                         ----             ----

Utility Plant: (at original cost, including construction work in progress of $136,075 and $164,221 respectively)
     Electric                                                      $4,114,417       $4,054,551
     Gas                                                            1,497,593        1,459,488
     Common                                                           359,609          351,051
     Less:  Accumulated depreciation and amortization              (2,107,596)      (2,026,681)
                                                                 ------------    --------------

          Net utility plant                                         3,864,023        3,838,409
                                                                 ------------    -------------

Other Property and Investments                                        367,824          292,297
                                                                 ------------    -------------

Current Assets:
     Cash                                                              69,659           36,383
     Accounts receivable, net                                         305,272          343,108
     Unbilled revenue                                                  76,918          211,784
     Materials and supplies, at average cost                          101,028           99,001
     Purchased gas receivable                                         131,628           96,050
     Current portion of FAS-133 unrealized gain                           844                -
     Prepayments and other                                             12,976           11,607
                                                                 ------------    -------------

          Total current assets                                        698,325          797,933
                                                                 ------------    -------------

Long-Term Assets:
     Regulatory asset for deferred income taxes                       196,099          207,350
     Regulatory asset for PURPA buyout costs                          243,822          243,071
     Other                                                            213,821          177,609
                                                                 ------------    -------------

          Total long-term assets                                      653,742          628,030
                                                                 ------------    -------------

Total Assets                                                       $5,583,914       $5,556,669
                                                                 ============    =============
The accompanying notes are an integral part of the financial statements.
                                PUGET ENERGY, INC.
                            CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)
                                    (Unaudited)

                          CAPITALIZATION AND LIABILITIES

                                                                    June 30,     December 31,
                                                                    --------     ------------
                                                                        2001            2000
                                                                        ----            ----
Capitalization:
    Common shareholder's investment:
       Common stock $0.01 par value, 250,000,000 shares
       authorized, 86,437,947 shares outstanding at June 30,
       2001 and $10 stated value, 150,000,000 shares authorized,
       85,903,791 shares outstanding at December 31, 2000               $864         $859,038
    Additional paid-in capital                                     1,344,216          470,179
    Earnings reinvested in the business                              106,475           92,673
    Accumulated other comprehensive income                            (2,443)           4,750
    Preferred stock not subject to
      mandatory redemption                                            60,000           60,000
    Preferred stock subject to
      mandatory redemption                                            50,662           58,162
    Corporation obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely junior subordinated
      debentures of the corporation                                  300,000          100,000
    Long-term debt                                                 2,165,649        2,170,797
                                                                  -----------    -------------
           Total capitalization                                    4,025,423        3,815,599
                                                                  -----------    -------------

Current Liabilities:
    Accounts payable                                                 164,782          410,619
    Short-term debt                                                  341,105          378,316
    Current maturities of long-term debt                              82,869           19,000
    Accrued expenses:
      Taxes                                                           79,347          103,996
      Salaries and wages                                              16,759           17,445
      Interest                                                        44,383           43,955
    Other                                                             50,536           26,685
                                                                  -----------    -------------
          Total current liabilities                                  779,781        1,000,016
                                                                  -----------    -------------

Deferred Income Taxes                                                603,897          608,185
                                                                  -----------    -------------
Other Deferred Credits                                               174,813          132,869
                                                                  -----------    -------------
Total Capitalization and Liabilities                              $5,583,914       $5,556,669
                                                                  ===========    =============
The accompanying notes are an integral part of the financial statements.
                                      PUGET ENERGY, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Six Months Ended June 30
                                    (Dollars in Thousands)
                                          (Unaudited)

                                                                          2001        2000
                                                                          ----        ----
Operating Activities:
---------------------
Net Income                                                             $97,270    $105,561
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                                     106,063      95,201
     Deferred income taxes and tax credits - net                         6,963      (5,126)
     Gain from sale of securities                                            -      (6,476)
     Other                                                              17,627       3,918
     Change in certain current assets and current liabilities,
        net of effects of acquisitions by InfrastruX (Note 4)         (115,503)     44,584
-------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities                    112,420     237,662
-------------------------------------------------------------------------------------------

Investing Activities:
---------------------
     Construction expenditures - excluding equity AFUDC               (135,420)   (151,483)
     Additions to energy conservation program                           (3,713)     (2,732)
     Acquisitions by InfrastruX                                        (54,247)          -
     Proceeds from sale of Centralia Plant                                   -      24,828
     Proceeds from sale of investment in Cabot stock                         -      51,463
     Loans to Schlumberger RMS (formerly Cellnet Data Services)        (12,158)     (1,325)
     Proceeds from sale of securities                                        -       6,757
     Other                                                              (5,903)     (3,499)
-------------------------------------------------------------------------------------------
          Net Cash Used by Investing Activities                       (211,441)    (75,991)
-------------------------------------------------------------------------------------------

Financing Activities:
---------------------
     Change in short-term debt - net                                   (38,008)   (146,425)
     Dividends paid                                                    (70,675)    (72,828)
     Issuance of trust preferred stock                                 200,000           -
     Redemption of preferred stock                                      (7,500)     (7,500)
     Issuance of bonds and long term debt                               55,165     225,000
     Redemption of bonds and notes                                           -    (115,980)
     Other                                                              (6,685)     (1,005)
-------------------------------------------------------------------------------------------
          Net Cash Provided (Used) by Financing Activities             132,297    (118,738)
-------------------------------------------------------------------------------------------
Net Increase in Cash                                                    33,276      42,933
Cash at Beginning of Year                                               36,383      65,707
-------------------------------------------------------------------------------------------
Cash at End of Period                                                  $69,659    $108,640
===========================================================================================
The accompanying notes are an integral part of the financial statements.
                                  PUGET SOUND ENERGY, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                             For the Three Months Ended June 30
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                              2001          2000
                                                        -----------    ----------
Operating Revenues:
     Electric                                             $719,694      $437,491
     Gas                                                   163,013        98,017
     Other                                                   7,243         3,293
                                                        -----------    ----------
          Total operating revenues                         889,950       538,801
                                                        -----------    ----------
Operating Expenses:
Energy costs:
     Purchased electricity                                 535,277       238,105
     Purchased gas                                         104,184        46,184
     Electric generation fuel                               63,134        29,904
     Residential Exchange                                  (10,304)       (9,073)
Utility operations and maintenance                          65,414        58,395
Other operations and maintenance                             3,496         4,045
Depreciation and amortization                               51,517        49,316
Conservation amortization                                    1,603         1,380
FAS-133 unrealized (gain) loss on derivative instruments   (50,000)            -
Taxes other than federal income taxes                       45,306        43,914
Federal income taxes                                        13,187        13,512
                                                        -----------    ----------
          Total operating expenses                         822,814       475,682
                                                        -----------    ----------

Operating Income                                            67,136        63,119
Other Income                                                 2,485         6,878
                                                        -----------    ----------

Income Before Interest Charges                              69,621        69,997
Interest Charges, Net of AFUDC                              46,839        42,628
                                                        -----------    ----------

Net Income                                                  22,782        27,369
Less:  Preferred Stock Dividends Accrual                     2,085         2,229
                                                        -----------    ----------

Income for Common Stock                                    $20,697       $25,140
                                                        ===========    ==========
The accompanying notes are an integral part of the financial statements.
                                  PUGET SOUND ENERGY, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                             For the Six Months Ended June 30
                                  (Dollars in Thousands)
                                        (Unaudited)

                                                                2001         2000
                                                          -----------  -----------
Operating Revenues:
     Electric                                             $1,484,701     $875,847
     Gas                                                     467,283      303,487
     Other                                                    29,290        6,690
                                                          -----------  -----------
          Total operating revenues                         1,981,274    1,186,024
                                                          -----------  -----------
Operating Expenses:
Energy costs:
     Purchased electricity                                   925,493      434,308
     Purchased gas                                           320,793      154,388
     Electric generation fuel                                165,518       50,653
     Residential Exchange                                    (27,045)     (21,272)
Utility operations and maintenance                           126,593      113,245
Other operations and maintenance                               6,619        7,819
Depreciation and amortization                                103,002       95,201
Conservation amortization                                      3,205        3,999
FAS-133 unrealized (gain) loss on derivative instruments     (23,534)           -
Taxes other than federal income taxes                        115,386      102,429
Federal income taxes                                          67,998       66,250
                                                          -----------  -----------
          Total operating expenses                         1,784,028    1,007,020
                                                          -----------  -----------

Operating Income                                             197,246      179,004
Other Income                                                   5,328       11,268
                                                          -----------  -----------

Income Before Interest Charges                               202,574      190,272
Interest Charges, Net of AFUDC                                92,164       84,711
                                                          -----------  -----------

Income Before Cumulative Effect of Accounting Change         110,410      105,561
Cumulative Effect of Implementation of FAS-133 Derivative
   Instruments and Hedging Activities (net of tax)            14,749            -
                                                          -----------  -----------

Net Income                                                    95,661      105,561
Less:  Preferred Stock Dividends Accrual                       4,243        4,532
                                                          -----------  -----------

Income for Common Stock                                      $91,418     $101,029
                                                          ===========  ===========
The accompanying notes are an integral part of the financial statements.
                                         PUGET SOUND ENERGY, INC.
                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   For the Three Months Ended June 30
                                         (Dollars in Thousands)
                                               (Unaudited)

                                                                         2001         2000
                                                                    ----------    ---------

Net Income                                                             $22,782      $27,369
                                                                    ----------    ---------
Other comprehensive income, net of tax:
     Unrealized holding losses arising during the period                  (612)      (1,580)
     Reclassification adjustment for gains included in net income            -       (2,477)
     FAS-133 unrealized losses during the period                      (278,117)           -
     Reversal of FAS-133 unrealized gains settled during the period    (37,267)           -
                                                                    ----------    ---------
        Other comprehensive income (loss)                             (315,996)      (4,057)
                                                                    ----------    ---------
Comprehensive Income (Loss)                                          $(293,214)     $23,312
                                                                    ==========    ==========

                                         PUGET SOUND ENERGY, INC.
                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    For the Six Months Ended June 30
                                         (Dollars in Thousands)
                                               (Unaudited)

                                                                          2001         2000
                                                                     ---------     --------

Net Income                                                             $95,661     $105,561
                                                                     ---------     --------
Other comprehensive income, net of tax:
     Unrealized holding gains (losses) arising during the period        (1,407)       2,265
     Reclassification adjustment for gains included in net income            -
                                                                                     (3,160)
     FAS-133 transition adjustment                                     286,928            -
     FAS-133 unrealized losses during the period                      (149,379)           -
     Reversal of FAS-133 unrealized gains settled during the period   (143,335)           -
                                                                     ---------     --------
         Other comprehensive income (loss)                              (7,193)        (895)
                                                                     ---------     --------
Comprehensive Income (Loss)                                            $88,468     $104,666
                                                                     =========     ========
The accompanying notes are an integral part of the financial statements.
                                PUGET SOUND ENERGY, INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)
                                     (Unaudited)

                                       ASSETS

                                                                    June 30,   December 31,
                                                                    --------   ------------
                                                                        2001           2000
                                                                        ----           ----

Utility Plant: (at original cost, including construction work in progress of $136,075 and $164,221 respectively)
     Electric                                                     $4,114,417     $4,054,551
     Gas                                                           1,497,593      1,459,488
     Common                                                          359,609        351,051
     Less:  Accumulated depreciation and amortization             (2,107,596)    (2,026,681)
                                                                -------------  -------------
          Net utility plant                                        3,864,023      3,838,409
                                                                -------------  -------------

Other Property and Investments                                       229,840        292,297
                                                                -------------  -------------

Current Assets:
     Cash                                                             67,221         36,383
     Accounts receivable, net                                        264,047        343,108
     Unbilled revenue                                                 76,918        211,784
     Materials and supplies, at average cost                          97,196         99,001
     Purchased gas receivable                                        131,628         96,050
     Current portion of FAS-133 unrealized gain                          844              -
     Prepayments and other                                            10,329         11,607
                                                                -------------  -------------

          Total current assets                                       648,183        797,933
                                                                -------------  -------------

Long-Term Assets:
     Regulatory asset for deferred income taxes                      196,099        207,350
     Regulatory asset for PURPA buyout costs                         243,822        243,071
     Other                                                           213,821        177,609
                                                                -------------  -------------

          Total long-term assets                                     653,742        628,030
                                                                -------------  -------------

Total Assets                                                      $5,395,788     $5,556,669
                                                                =============  =============
The accompanying notes are an integral part of the financial statements.
                                 PUGET SOUND ENERGY, INC.
                                CONSOLIDATED BALANCE SHEETS
                                  (Dollars in Thousands)
                                        (Unaudited)

                              CAPITALIZATION AND LIABILITIES

                                                     June 30,  December 31,
                                                     --------  ------------
                                                         2001          2000
                                                         ----          ----
Capitalization:
    Common shareholder's investment:
       Common stock, $10 stated value,
       150,000,000 shares authorized,
       85,903,791 shares outstanding                 $859,038       $859,038
    Additional paid-in capital                        382,591        470,179
    Earnings reinvested in the business               117,659         92,673
    Accumulated other comprehensive income             (2,443)         4,750
    Preferred stock not subject to
      mandatory redemption                             60,000         60,000
    Preferred stock subject to
      mandatory redemption                             50,662         58,162
    Corporation obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely junior subordinated
      debentures of the corporation                   300,000        100,000
    Long-term debt                                  2,110,806      2,170,797
                                                   -----------    -----------
           Total capitalization                     3,878,313      3,815,599
                                                   -----------    -----------

Current Liabilities:
    Accounts payable                                  155,495        410,619
    Short-term debt                                   328,853        378,316
    Current maturities of long-term debt               79,000         19,000
    Accrued expenses:
      Taxes                                            77,940        103,996
      Salaries and wages                               16,759         17,445
      Interest                                         44,383         43,955
    Other                                              34,363         26,685
                                                   -----------    -----------
          Total current liabilities                   736,793      1,000,016
                                                   -----------    -----------

Deferred Income Taxes                                 607,974        608,185
                                                   -----------    ----------
Other Deferred Credits                                172,708        132,869
                                                   -----------    -----------
Total Capitalization and Liabilities               $5,395,788     $5,556,669
                                                   ===========    ===========
The accompanying notes are an integral part of the financial statements.
                                    PUGET SOUND ENERGY, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Six Months Ended June 30
                                    (Dollars in Thousands)
                                          (Unaudited)

                                                                            2001         2000
                                                                            ----         ----

Operating Activities:
---------------------
Net Income                                                               $95,661     $105,561
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                                       103,002       95,201
     Deferred income taxes and tax credits - net                          11,040       (5,126)
     Gain from sale of securities                                              -       (6,476)
     Other                                                                25,125
                                                                                        3,918
     Change in certain current assets and current liabilities (Note 4)  (114,115)      44,584
---------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities                      120,713      237,662
---------------------------------------------------------------------------------------------

Investing Activities:
---------------------
     Construction expenditures - excluding equity AFUDC                 (135,420)    (151,483)
     Additions to energy conservation program                             (3,713)      (2,732)
     Proceeds from sale of Centralia Plant                                     -       24,828
     Proceeds from sale of investment in Cabot stock                           -       51,463
     Loans to Schlumberger RMS (formerly Cellnet Data Services)          (12,158)      (1,325)
     Proceeds from sale of securities                                          -        6,757
     Other                                                                (5,902)      (3,499)
---------------------------------------------------------------------------------------------
          Net Cash Used by Investing Activities                         (157,193)     (75,991)
---------------------------------------------------------------------------------------------

Financing Activities:
---------------------
     Change in short-term debt - net                                     (48,161)    (146,425)
     Dividends paid                                                      (70,675)     (72,828)
     Issuance of trust preferred stock                                   200,000            -
     Redemption of preferred stock                                        (7,500)      (7,500)
     Issuance of bonds                                                         -      225,000
     Redemption of bonds and notes                                             -     (115,980)
     Other                                                                (6,346)      (1,005)
---------------------------------------------------------------------------------------------
          Net Cash Provided (Used) by Financing Activities                67,318     (118,738)
---------------------------------------------------------------------------------------------
Net Increase in Cash                                                      30,838       42,933
Cash at Beginning of Year                                                 36,383       65,707
---------------------------------------------------------------------------------------------
Cash at End of Period                                                    $67,221     $108,640
=============================================================================================
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

     Pursuant to the reorganization, Puget Energy became the owner of all of PSE's outstanding common stock. Holders of PSE's existing common stock exchanged their stock on a one-for-one basis for common stock of Puget Energy. Puget Energy is a public utility holding company under the Public Utility Holding Company Act of 1935 but is exempt from registration under such Act.

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

(3) Earnings per Common Share

     Puget Energy's basic earnings per common share have been computed based on weighted average common shares outstanding of 86,303,000 and 86,169,000 for the three and six months ended June 30, 2001 and 85,295,000 and 85,178,000 for the three and six months ended June 30, 2000.

     Puget Energy's diluted earnings per common share have been computed based on weighted average common shares outstanding of 86,576,000 and 86,443,000 for the three and six months ended June 30, 2001, and of 85,546,000 and 85,413,000 for the three and six months ended June 30, 2000, respectively. These shares include the dilutive effect of securities related to employee and director equity plans.

(4) Consolidated Statements of Cash Flows

     The following provides additional information concerning cash flow activities:

PUGET ENERGY
Six Months Ended June 30                                                      2001          2000
------------------------                                                      ----          ----

Changes in current assets and current liabilities, net of effects of acquisitions by InfrastruX:
  Accounts receivable and unbilled revenue                                $184,594       $50,102
  Materials and supplies                                                      (639)        3,388
  Prepayments and other                                                     (7,797)          364
  Purchased gas receivable                                                 (35,577)       (2,143)
  Accounts payable                                                        (251,235)      (24,406)
  FAS-133 unrealized loss                                                    5,785             -
  Accrued expenses and other                                               (10,634)       17,279
-------------------------------------------------------------------------------------------------
Net change in current assets and current liabilities                     $(115,503)      $44,584
=================================================================================================
Cash payments:
  Interest (net of capitalized interest)                                   $93,038       $91,028
  Income taxes                                                             $59,900       $48,100
-------------------------------------------------------------------------------------------------

PUGET SOUND ENERGY
Six Months Ended June 30                                                      2001          2000
------------------------                                                      ----          ----

Changes in current assets and current liabilities:
  Accounts receivable and unbilled revenue                                $189,784       $50,102
  Materials and supplies                                                   (3,417)         3,388
  Prepayments and other                                                     (7,045)          364
  Purchased gas receivable                                                 (35,577)       (2,143)
  Accounts payable                                                        (244,140)      (24,406)
  FAS-133 unrealized loss                                                    5,785             -
  Accrued expenses and other                                               (19,505)       17,279
-------------------------------------------------------------------------------------------------
Net change in current assets and current liabilities                     $(114,115)      $44,584
=================================================================================================
Cash payments:
  Interest (net of capitalized interest)                                   $91,594       $91,028
  Income taxes                                                             $59,900       $48,100
-------------------------------------------------------------------------------------------------

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

     Financial data for business segments are as follows:

  (Dollars in Thousands)                       Regulated
            Three Months Ended June 30, 2001     Utility          Other           Total
----------------------------------------------------------------------------------------
  Revenues                                      $882,707        $52,712        $935,419
  Net Income                                      20,463          4,509          24,972
  Total Assets                                 5,245,626        338,288       5,583,914
----------------------------------------------------------------------------------------

                                               Regulated
            Three Months Ended June 30, 2000     Utility          Other           Total
----------------------------------------------------------------------------------------
  Revenues                                      $535,508         $3,293        $538,801
  Net Income                                      25,952          1,417          27,369
  Total Assets                                 4,982,452        150,462       5,132,914
----------------------------------------------------------------------------------------

  (Dollars in Thousands)                       Regulated
             Six Months Ended June 30, 2001      Utility          Other           Total
----------------------------------------------------------------------------------------
  Revenues                                    $1,951,984       $103,299      $2,055,283
  Net Income                                      80,882         16,388          97,270
  Total Assets                                 5,245,626        338,288       5,583,914
----------------------------------------------------------------------------------------

                                               Regulated
             Six Months Ended June 30, 2000      Utility          Other           Total
----------------------------------------------------------------------------------------
  Revenues                                    $1,179,334         $6,690      $1,186,024
  Net Income                                     103,871          1,690         105,561
  Total Assets                                 4,982,452        150,462       5,132,914
----------------------------------------------------------------------------------------

(6) Accounting for Derivative Instruments and Hedging Activities

     On January 1, 2001, Puget Energy adopted Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), as amended by Statement No. 138. Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Puget Energy enters into both physical and financial contracts to manage its energy resource portfolio. Certain of these contracts met the derivative classification requirements of the statement and are reported at fair value on the balance sheet. Beginning with the implementation of Statement No. 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as a qualifying cash flow hedge under the statement. For the three month period ended June 30, 2001, Puget Energy recorded approximately $50.0 million pre-tax ($32.5 million after-tax) increase to current earnings, a $49.2 million reduction to the previously recorded liability and a $0.8 million increase to a deferred asset for the mark-to-market of electric derivative transactions for the quarter.

     For the six months ended June 30, 2001, Puget Energy recognized the cumulative effect of this change in accounting principle by recording an after-tax decrease to current earnings of approximately $14.7 million. In addition, Puget Energy recorded approximately $23.5 million pre-tax ($15.3 million after-tax) increase to current earnings for the six month period related to the mark-to-market of electric derivative transactions. When the underlying contracts giving rise to the income statement gains are fulfilled over the next 12 months, the deferred asset (included in current assets on the balance sheets) established under Statement No. 133 will be reversed.

     For the three month period ended June 30, 2001, Puget Energy recorded a reduction in the deferred asset for electric energy contracts designated as qualifying cash flow hedges of approximately $309.6 million after-tax for previously recorded gains and recorded a net deferred liability of $5.8 million after-tax for the excess cash flow hedge loss. A decrease of approximately $315.4 million after-tax was recorded in other comprehensive income for the period. Puget Energy anticipates approximately $13.8 million net loss will reverse over the following twelve months as the underlying contracts are settled and will, as a result, report a corresponding decrease to the deferred liability and to other comprehensive income for this reversal. The decrease in the deferred liability and in other comprehensive income will have no net effect on current earnings and the economic effects of the transactions will be recorded upon settlement. These estimates are based upon the forward market prices for energy at June 30, 2001. These forward prices have dramatically declined from those at March 31, 2001 due to several factors ranging from energy conservation on the West Coast, cooler temperatures in California, additional generation resources becoming available and approval by the Federal Energy Regulatory Commission (FERC) of wholesale price controls in all of the western states. Derivative transactions related to the retail gas business are deferred under Puget Energy's Purchased Gas Adjustment mechanism and recorded in earnings as the transactions are executed under the PGA Incentive Mechanism.

     For the six months ended June 30, 2001, Puget Energy recorded a net deferred liability of approximately $5.8 million after-tax and a decrease in other comprehensive income. As contracts are settled, the deferred liability will decrease and a corresponding amount will be reversed from other comprehensive income.

     In June 2001, the Financial Accounting Standards Board's Derivative Implementation Group for Statement No. 133 issued guidance under Issue No. C15 that would allow certain purchase power and sales agreements, including capacity contracts, to be exempt under the normal purchase and normal sales exemption beginning in the third quarter of 2001. If a contract meets the criteria for normal purchase and normal sales exemption, then the contract is not marked-to-market in current earnings or other comprehensive income. PSE is currently evaluating its contracts that are currently marked-to-market to determine if any would meet the criteria for the exemption.

(7) Acquisitions

     During the third quarter of 2000, InfrastruX Group Inc. ("InfrastruX"), a wholly-owned subsidiary of Puget Energy, acquired Utilx Corporation, a provider of infrastructure construction services to utilities and telecommunications companies, and Lineal Industries, a privately held pipeline infrastructure construction company. Lineal provides pipeline construction, maintenance and rehabilitation services primarily for the natural gas and petroleum industries. The total purchase price of the two acquisitions was approximately $87.7 million.

      During the first six months of 2001, InfrastruX acquired four additional companies. InterCon Construction, Inc., a privately held infrastructure construction company that provides construction services for natural gas, electric, telecommunication and cable industries, was acquired at the end of the first quarter for $35.5 million. Trafford Corporation, a privately held Pittsburgh based natural gas pipeline construction company, Keystone Pipeline Services, Inc., a provider of natural gas pipeline maintenance and construction services, and Seen Corporation, a regional construction services company providing natural gas distribution pipeline construction, maintenance and repair and construction services to the telecommunications industry, were acquired during the second quarter of 2001 for approximately $24.8 million.

     The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the operating results of these companies have been included in Puget Energy's consolidated financial statements since their acquisition dates. Goodwill representing the excess of cost over the net tangible and identifiable intangible assets of the business was approximately $80.0 million. During 2001, goodwill is being amortized on a straight-line basis using a 30-year life. With the implementation of Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets in January 2002, Puget Energy will discontinue amortizing goodwill and, instead, perform impairment tests to determine if goodwill should be written-down. The pro forma combined revenues, net income, and earnings per common share of Puget Energy presented below give effect to the acquisitions as if they had occurred on January 1, 2000. These results are not necessarily indicative of the results of operations that would have occurred had the acquisitions of these companies been consummated for the period for which they are being given effect.

Unaudited
  (Thousands, except per share amounts)
    For the three months ended:                  June 30, 2001    June 30, 2000
--------------------------------------------------------------------------------
  Operating Revenues                                 $ 938,733        $ 591,823
  Net Income                                            22,915           27,760
  Basic Earnings per Common Share                     $   0.27         $   0.33
  Diluted Earnings per Common Share                   $   0.27         $   0.32

Unaudited
  (Thousands, except per share amounts)
    For the six months ended:                    June 30, 2001    June 30, 2000
--------------------------------------------------------------------------------
  Operating Revenues                               $ 2,071,431      $ 1,287,312
  Net Income                                            93,099          104,142
  Basic Earnings per Common Share                     $   1.08         $   1.22
  Diluted Earnings per Common Share                   $   1.08         $   1.22

(8) Other

     In October 2000, PSE filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of Senior Notes secured by a pledge of First Mortgage Bonds, Subordinated Debentures or Trust Preferred Securities. On November 9, 2000, PSE issued $260 million principal amount of 7.69% Senior Medium-Term Notes, Series C. The Notes are due February 1, 2011. On May 24, 2001, PSE issued $200 million principal amount of 8.40% Trust Preferred Securities. The Trust Preferred Securities have a maturity date of June 30, 2041.

     In June 2001, InfrastruX signed a credit agreement with several banks for up to $150 million. Under the credit agreement, Puget Energy is the guarantor of the line of credit. At June 30, 2001, InfrastruX had $53.4 million of borrowings outstanding under the agreement.

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

Results of Operations

     Puget Energy's net income for the three months ended June 30, 2001 was $25.0 million on operating revenues of $935.4 million, compared with net income of $27.4 million on operating revenues of $538.8 million for the same period in 2000. Income for common stock was $22.9 million for the second quarter of 2001 compared to $25.1 million for the second quarter of 2000. Basic earnings per share were $0.27 for the second quarter of 2001 compared to $0.29 for the second quarter of 2000. Diluted earnings per share were $0.26 for the second quarter of 2001 compared to $0.29 for the second quarter of 2000.

      For the first six months of 2001, net income was $97.3 million on operating revenues of $2.1 billion, compared with net income of $105.6 million on operating revenues of $1.2 billion for the corresponding period in 2000. Income for common stock was $93.0 million for the first half of 2001 and $101.0 million for the same period in 2000. Basic and diluted earnings per common share were $1.08 and $1.08 for the six months ended June 30, 2001, and $1.19 and $1.18, respectively, for the same period in 2000.

     Total kilowatt-hour electric sales were 6.7 billion, including 2.0 billion in sales to other utilities and marketers, for the second quarter of 2001, compared to 7.7 billion, including 2.8 billion in sales to other utilities and marketers, for the second quarter of 2000. For the six month periods ended June 30, 2001 and 2000, total kilowatt-hour sales were 14.2 billion, including 3.9 billion in sales to other utilities and marketers, and 16.2 billion, including 5.2 billion in sales to other utilities and marketers, respectively.

     Total gas volumes were 204.8 million therms, including 44.2 million therms in transportation volumes for the three months ended June 30, 2001, compared to 204.1 million therms, including 49.5 million therms of transportation, for the same period in 2000. For the six months ended June 30, 2001, total gas volumes were 574.2 million therms, including 93.2 million therms of transportation, compared to 606.6 million therms, including 108.1 million therms of transportation, for the same period in 2000.

     PSE's operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers do occur from season to season and from month to month within a season, primarily as a result of weather conditions. PSE normally experiences its highest retail energy sales in the first and fourth quarters of the year. Volatile wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult.

     PSE meets its forecasted electric supply needs throughout the year through PSE-owned electric generation and by obtaining power through long-term contracts, annual contracts and short-term markets. PSE meets its forecasted natural gas supply needs throughout the year through PSE-owned gas storage and by purchasing gas supplies through long-term contracts, annual contracts and short-term markets. PSE also performs risk management activities to optimize the value of energy supply and transmission assets and to ensure that physical energy supply is available to meet the customer demand loads. PSE also purchases energy when demand exceeds available supplies in its portfolio; likewise PSE makes sales to other utilities and marketers when surplus energy is available. These transactions are part of PSE's normal operations to meet retail load. Electric sales to other utilities and marketers vary by quarter and year depending principally upon water conditions for the generation of hydroelectric power, retail customer usage, the energy requirements of other utilities and energy market conditions in the Pacific Northwest. The July 1, 2001, seasonal water supply forecast published by the National Weather Service indicated that the total forecasted runoff into the Grand Coulee reservoir for the period April through September 2001 would be 57% of average. PSE, therefore, expects the total annual generation from the Mid-Columbia projects and PSE-owned hydro-electric projects will be substantially below normal in 2001, which increases electric generation fuel and operating expenses and purchased electricity expenses.

     Beginning in the second half of 2000, the West Coast wholesale energy market began experiencing energy prices that greatly exceeded historical norms, reflecting unfavorable hydro conditions and increased consumer demand in California, among other factors. As a result, certain of PSE's industrial index-rate electric customers have been reducing their usage due to these high prices. Other customers' usage in general has declined slightly due to energy conservation measures by PSE's customers. To the extent electric retail load is reduced, PSE, when in a surplus power situation, has more power to sell into the wholesale market or when in a deficit power situation, has to purchase less power in the wholesale market to meet its electric retail load. During June 2001, wholesale electric energy prices have dramatically declined due to several factors.

     On June 19, 2001, FERC implemented price controls on wholesale electricity in the western states. Several factors, including the price controls, have contributed to the dramatic decline in wholesale electric prices by the end of the second quarter of 2001 and, therefore, have diminished the value of PSE's excess electric energy during that period and into the foreseeable future. PSE and other western utilities have filed an appeal asking FERC to review its June 19, 2001 order and make modifications to the price controls to stabilize wholesale prices in California and prevent the energy problems from spreading to other states.

      Temperatures based on heating-degree-days measured at Seattle-Tacoma airport during the three months ended June 30, 2001 and June 30, 2000 were cooler than normal and near normal, respectively.

                                      Results of Operations
                             Comparative Three and Six Months Ended
                                 June 30, 2001 vs. June 30, 2000
                                       Increase (Decrease)

                                                   Three Month Period        Six Month Period
                                                   ------------------        ----------------
                                                                 (Dollars in Millions)
Operating revenue changes:
 General rate increases                                      $ 4.6              $ 7.3
 BPA Residential Purchase & Sale Agreement                     1.2                3.9
 Electric sales to other utilities and marketers             242.0              517.0
 Electric revenue sold at index rates                         24.1               94.8
 Electric load and other                                      10.4              (14.7)
 Gas revenue                                                  65.0              163.8
 InfrastruX revenue                                           45.5               74.0
 Other revenue                                                 3.8               23.2
                                                         ----------       -----------
     Total operating revenue change                          396.6              869.3

Operating expense changes:
 Energy costs:
     Purchased electricity                                   297.2              491.2
     Purchased gas                                            58.0              166.4
     Electric generation fuel                                 33.2              114.9
     Residential exchange credit                              (1.2)              (5.8)
 Utility operations and maintenance                            7.0               13.3
 InfrastruX operations and maintenance                        37.9               64.9
 Other operations and maintenance                             (0.5)              (1.1)
 Depreciation and amortization                                 3.6               10.9
 Conservation amortization                                     0.2               (0.8)
 FAS-133 unrealized (gain) loss                              (50.0)             (23.5)
 Taxes other than federal income taxes                         1.4               12.9
 Federal income taxes                                          1.4                2.8
                                                         ----------        -----------
     Total operating expense change                          388.2              846.1
                                                         ----------        -----------

Other income (net of tax) change                              (5.3)              (7.9)
Interest charges                                               5.5                8.9
FAS-133 transition adjustment loss (net of tax)                  -               14.7
                                                         -----------       -----------
     Net income change                                      $ (2.4)           $  (8.3)
                                                         ===========       ===========

      The following is additional information pertaining to the changes outlined in the above table.

Operating Revenues - Electric

      Electric revenues for the three months ended June 30, 2001 were $719.7 million, an increase of $282.2 million compared to the same period in 2000. Electric sales to other utilities and marketers in the western wholesale market, including the Pacific Northwest, increased $242.0 million in the three months ended June 30, 2001 compared to the same period in 2000 due to increased prices in the wholesale electricity market while wholesale sales volumes declined by 796.3 million kWh or 28.2% as compared to 2000. Retail sales volumes declined 4.0% from 4.9 billion kWh in 2000 to 4.7 billion kWh in 2001. Retail sales revenue increased as a result of higher rates paid by industrial customers on market index rate tariffs and contracts.

     Electric revenues for the six months ended June 30, 2001, were $1.5 billion, an increase of $608.9 million or 69.5% over the same period in 2000. Electric sales to other utilities and marketers in the western market, including the Pacific Northwest, increased $517.0 million in the six months ended June 30, 2001 compared to the same period in 2000 due to increased prices in the wholesale electricity market while wholesale sales volumes declined by 1.3 billion kWh or 25.7% as compared to 2000. Retail sales volumes declined 6.2% from 11.0 billion kWh in 2000 to 10.3 billion kWh in 2001. Retail sales revenue increased as a result of higher rates paid by industrial customers on market index rate tariffs and contracts. A 1.7% increase in the number of electric customers served also contributed to the increase in revenue.

     Electric revenues in the second quarter of 2001 increased significantly compared to that of the second quarter of 2000 due to increased prices related to electric energy sales to other utilities and marketers and sales to customers whose rates are tied to a market index. Several factors, including the near historically low hydroelectric conditions in the Pacific Northwest and the increased consumer demand in California had raised wholesale market prices on the West Coast to unprecedented levels beginning in May 2000. During June 2001, wholesale electric energy prices have dramatically declined due to several factors. PSE continues to operate without an electric rate adjustment mechanism.

      In the second quarter of 2001, electric revenues were reduced by approximately $3.4 million related to a customer conservation incentive credit which was approved by the Washington Commission on April 25, 2001. The conservation incentive credit reduces customers' bills by $0.05 per kWh for each kWh reduction in excess of 10% from the same billing period in the prior year through December 2001.

     On April 25, 2001, the Washington Commission approved "time-of-day" rates for approximately 300,000 residential electric customers for the period May 1, 2001 through September 30, 2001. In the order, if the cumulative revenues collected under "time-of-day" tariff during the period May 1, 2001 through September 30, 2001 exceed the revenues that would have been collected under the original tariffs, PSE must defer any overcollection and refund it to participating customers. Through June 30, 2001, revenues billed under the "time-of-day" tariff have been less than original tariffs by an immaterial amount, thus no deferred liability was established at June 30, 2001. In addition, Personal Energy Management consumption information is available to all classes of customers. Customers are able to monitor their energy usage and shift usage to low-demand off-peak periods. This program is expected to benefit overall conservation efforts by reducing the demand for peak power generation.

     Revenues from electric customers in the first six months of 2001 and 2000 were reduced by a Residential and Farm Energy Exchange credit tariff in place since October 1, 1995. Under the rate plan approved by the Washington Commission in its merger order, PSE reflected in customers' bills the level of Residential Exchange benefits in place at the time of the merger with Washington Energy Company in 1997. On January 29, 1997, PSE and Bonneville Power Administration (BPA) signed an agreement under which PSE received payments from BPA of approximately $235 million over an approximately five-year period that ended June 2001. These payments are recorded as a reduction of purchased electricity expenses.

     On June 13, 2001, the Washington Commission approved an amended Residential Purchase and Sale Agreement between PSE and BPA, under which PSE's residential and small farm customers would receive benefits of federal power. Completion of this agreement enables PSE to continue to provide, and in fact increase, effective January 1, 2002, the Residential and Farm Energy Exchange credit. Under the amended settlement agreement, PSE will receive cash payments during the period July 1, 2001 through September 30, 2006 and benefits in the form of power and/or cash equivalent to approximately 648 annual average MW from October 1, 2006 through September 30, 2011. The level and form of any federal benefits to be received by PSE's residential and small farm customers may vary, depending on the outcome of regulatory and legal proceedings and reviews. For calendar 2001, the benefits of the Residential and Farm Energy Exchange credited to customers is anticipated to be approximately $106.0 million as compared to an offsetting reduction in Purchased Electricity Expense of $81.9 million. Beginning in 2002, the cash payments received from BPA by PSE will be passed-through to eligible residential and small farm customers, with an offsetting reduction in Purchased Electricity Expense recorded. PSE expects payments from BPA spread monthly in the amount of $127.3 million for the period January 2002 through September 2002 and $702.2 million for the period October 2002 through September 2006.

      To implement this agreement for rate purposes, the Washington Commission approved tariff revisions to transfer the Residential and Farm Energy Exchange credit in effect since October 1, 1995 in the amount of 1.085 cents per kWh, to general rates effective July 1, 2001. Also approved was a supplemental Residential and Farm Energy Exchange credit for eligible residential and small farm customers. This Residential and Farm Exchange Benefit Supplement Rider will be a credit of 0.265 cents per kWh for the period January 1, 2002 through September 30, 2002, 0.600 cents per kWh for the period October 1, 2002 through May 31, 2006 and 1.050 cents per kWh for the period June 1, 2006 through September 30, 2006. The approval of the tariffs by the Washington Commission, effective July 1, 2001, is without predetermining or prejudicing any argument as to whether or how the terms of the Washington Commission's order dated February 5, 1997, regarding the merger of Washington Natural Gas Company and Puget Sound Power and Light Company into Puget Sound Energy, "have been fulfilled, or as of what effective date any relief, if warranted, should be granted". The level and form of any Residential and Farm Energy Exchange credit is subject to revision.

     To meet customer demand, PSE's power supply portfolio includes net purchases of power under long-term supply contracts. However, depending principally upon streamflow available for hydro-electric generation and weather effects on customer demand, from time to time, PSE may have surplus power available for sale to wholesale customers. PSE manages its core energy portfolio through short and intermediate-term purchases, sales, arbitrage and other risk management techniques. PSE also operates its combustion turbine plants located in Western Washington when it is cost-effective to do so. During the first six months of 2001, PSE has operated its combustion turbine plants extensively to meet retail load requirements. PSE's Risk Management Committee oversees energy price risk matters.

     PSE operates within the western wholesale market and has made sales into the California energy market. During the first quarter of 2001, PSE received partial payments for sales made in the fourth quarter of 2000. At December 31, 2000, PSE's receivables from the California Independent System Operators (CAISO) and other counter-parties, net of reserves, were $41.8 million. At June 30, 2001, such receivables were reduced to approximately $26.6 million.

     On July 25, 2001, the Federal Energy Regulatory Commission (FERC) ordered a 60-day evidentiary hearing to determine what refunds California energy buyers are due for spot market purchases made through the California Independent Operator and California Power Exchange covering the period October 2, 2000 through June 20, 2001. On July 25, 2001, FERC also established a separate preliminary evidential proceeding, to be completed in 30 days, for the purpose of exploring whether there have been excessive charges for spot market sales to Pacific Northwest buyers since December 25, 2000. PSE is unable to predict the outcomes of these two FERC proceedings.

Operating Revenues - Gas

     Gas operating revenues for the three months ended June 30, 2001 increased by $65.0 million from the same period in 2000. Total gas sales volumes increased 0.4% from 204.1 million therms in 2000 to 204.8 million therms in 2001. The primary reason for the increase in gas sales revenue was higher natural gas prices that are passed through to customers in the Purchased Gas Adjustment (PGA). Increases under the PGA were effective August 1, 2000 and January 12, 2001. As a result of the PGA increases, gas rates to all sales customers increased by an average of 30.2% on August 1, 2000 and 26.4% on January 12, 2001.

     For the six months ended June 30, 2001, gas operating revenues increased $163.8 million or 54.0% from $303.5 million in the six months ended June 30, 2000, to $467.3 million in the six months ended June 30, 2001, while total gas volumes decreased 5.3%. The increase in revenues in the period was primarily due to higher natural gas prices as previously mentioned.

Operating Revenues - Other

     Other operating revenues for the three and six months ended June 30, 2001 increased by $49.4 million and $96.6 million from the same periods in 2000. This increase in other operating revenues was due primarily to InfrastruX, which has acquired several companies beginning in the third quarter of 2000. InfrastruX contributed to an increase of $45.5 million and $74.0 million for the three and six month periods ended June 30, 2001, respectively, and PSE's subsidiary, Puget Western, Inc. contributed to an increase of $26.2 million from property sales in the first half of 2001.

Operating Expenses

      Purchased electricity expenses increased $297.2 million and $491.2 million for the three and six month periods ended June 30, 2001 compared to the same periods in 2000. The increase was due primarily to increased prices for non-firm power from other utilities and marketers in the West Coast power market during a period of near historic low hydroelectric conditions. In addition, PSE experienced unplanned outages at certain generating facilities during the second quarter of 2001.

     Purchased gas expenses increased $58.0 million and $166.4 million for the three and six month periods ended June 30, 2001 compared to the same periods in 2000. The increase was due primarily to the impact of increased gas costs, which are passed through to customers through the PGA mechanism.

     Fuel expense increased $33.2 million and $114.9 million for the three and six month periods ended June 30, 2001 compared to the same periods in 2000 as a result of increased generation and higher fuel costs at PSE-owned combustion turbine facilities. These facilities operated at much higher levels in the second quarter of 2001 as compared to the same period in 2000 due to lower hydroelectric energy produced.

     Utility operations and maintenance increased $7.0 million and $13.3 million for the three and six month periods ended June 30, 2001 compared to the same periods in 2000 primarily due to costs related to the Personal Energy ManagementTM energy-efficiency program and increases in non-production costs such as maintenance of underground lines due to outages and operations costs of new meters. PSE's Personal Energy Management program helps to minimize energy purchases at peak times when electric energy is most costly.

     InfrastruX's operations and maintenance expenses for the three and six months ended June 30, 2001 were $37.9 million and $64.9 million higher than comparable periods in 2000 due to the activities of its subsidiaries that were acquired beginning in the third quarter of 2000.

      Depreciation and amortization expense increased $3.6 million and $10.9 million for the three and six month periods ended June 30, 2001 compared to the same periods in 2000 due primarily to the effects of new plant placed into service during the past year, including PSE's ConsumerLinX(TM)customer information and billing system in 2000.

     Financial Accounting Standards Board Statement No. 133 (FAS-133) was adopted on January 1, 2001. During the three months ended June 30, 2001 an increase to current earnings of approximately $50.0 million pre-tax ($32.5 million after-tax) was recognized for unrealized gains associated with electric derivative transactions during the quarter. During the six months ended June 30, 2001 an increase to current earnings of approximately $23.5 million pre-tax ($15.3 million after-tax) was recognized for unrealized gains associated with electric derivative transactions and a $14.7 million after-tax transition adjustment loss was recorded during the first half of 2001 resulting from recognizing the cumulative effect of this change in accounting principle. (For further discussion see Note 6).

     Taxes other than federal income taxes increased $1.4 million and $12.9 million for the three and six month periods ended June 30, 2001 compared to the same periods in 2000 primarily due to increases in municipal and state excise taxes which are revenue based.

Other Income

     Other income, net of federal income tax, decreased $5.3 million and $7.9 million for the three and six month periods ended June 30, 2001 compared to the same periods in 2000, due primarily to the sale of certain non-core investments and the increase in goodwill amortization related to acquisitions by InfrastruX.

Interest Charges

     Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $5.5 million and $8.9 million for the three and six month periods ended June 30, 2001 compared to the same periods in 2000. Interest on long-term debt increased $6.5 million and $13.7 million in the three and six month periods ended June 30, 2001 compared to the same period in 2000 as a result of the issuance of $225 million 7.96% Senior Medium-Term Notes, Series B, in February 2000, the issuance of $25 million 7.61% Senior Medium-Term Notes, Series B, in September 2000, and the issuance of $260 million 7.69% Senior Medium-Term Notes, Series C, in November 2000. Other Interest Expense decreased $3.5 million and $7.7 million in the three and six month periods ended June 30, 2001 compared to the same period in 2000 due primarily to interest offset related to the PGA.

Capital Expenditures, Capital Resources and Liquidity

     Current construction expenditures for generation, transmission and distribution are designed to meet continuing customer growth and to improve efficiencies of PSE's energy delivery systems. Construction expenditures, excluding equity AFUDC, were $135.4 million for the six months ended June 30, 2001 compared to $151.5 million for the same period in 2000. Capital expenditures for the year are expected to be $247 million.

     Puget Energy issued common stock for the Company's Stock Purchase and Dividend Reinvestment Plan of $6.4 million (270,818 shares) and $12.8 million (534,280 shares) in the three and six months ended June 30, 2001 compared to $3.3 million (139,096 shares) and $10.0 million (441,969 shares) for the same periods in 2000.

     On June 30, 2001, PSE had available $375.0 million in lines of credit with various banks, which provide credit support for outstanding bank loans and commercial paper of $233.7 million, effectively reducing the available borrowing capacity under these lines of credit to $141.3 million. In addition, PSE has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements. There was $95 million outstanding under these arrangements at June 30, 2001.

     On June 30, 2001, InfrastruX and its subsidiaries had available $171.5 million in lines of credit with various banks, which provide credit support for outstanding bank loans of $66.1 million, effectively reducing the available borrowing capacity under these lines of credit to $105.4 million.

Other

     In October 2000, PSE filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of Senior Notes secured by a pledge of First Mortgage Bonds, Subordinated Debentures or Trust preferred Securities. On November 9, 2000, PSE issued $260 million principal amount of 7.69% Senior Medium-Term Notes, Series C. The Notes are due February 1, 2011. On May 24, 2001, PSE issued $200 million principal amount of 8.40% Trust Preferred Securities. The Trust Preferred Securities have a maturity date of June 30, 2041.

     In May 2001, PSE filed a request with the Washington Utilities and Transportation Commission ("Washington Commission") for a short-term extension of the Purchased Gas Adjustment ("PGA") Incentive Mechanism. The original PGA Incentive Mechanism had a sunset date of June 30, 2001. On June 27, 2001, the Washington Commission approved PSE's request to extend the sunset date of the PGA Incentive Mechanism to October 31, 2001. PSE is currently modifying the existing PGA Incentive for the Washington Commission's consideration as a long-term incentive mechanism.

     On June 18, 2001, the Federal Energy Regulatory Commission issued an order extending its price mitigation plan for the California wholesale sales to the entire 11 state western region. Under the plan, the market price of wholesale sales will be based upon the bid price of the highest cost gas-fired unit located in California that is needed to serve the California Independent Systems Operator's load when the generating operating reserves in California are below 7 percent. The bid price will reflect a published gas cost plus an additional amount for operating and maintenance expenses. The mitigation plan will terminate September 30, 2002.

     On July 25, 2001, the Federal Energy Regulatory Commission (FERC) ordered a 60-day evidentiary hearing to determine what refunds California energy buyers are due for spot market purchases made through the California Independent Operator and California Power Exchange covering the period October 2, 2000 through June 20, 2001. On July 25, 2001, FERC also established a separate preliminary evidential proceeding, to be completed in 30 days, for the purpose of exploring whether there have been excessive charges for spot market sales to Pacific Northwest buyers since December 25, 2000. PSE is unable to predict the outcomes of these two FERC proceedings.

     In June 2001, the Financial Accounting Standards Board's Derivative Implementation Group for Statement No. 133 issued guidance under Issue No. C15 that would allow certain purchase power and sales agreements, including capacity contracts, to be exempt under the normal purchase and normal sales exemption beginning in the third quarter of 2001. If a contract meets the criteria for normal purchase and normal sales exemption, then the contract is not marked-to-market in current earnings or other comprehensive income. PSE is currently evaluating its contracts that are currently marked-to-market to determine if any would meet the criteria for the exemption.

     On July 24, 2001, PSE filed a request with the Washington Commission to lower gas rates by an average of 8.3% due to lower natural gas costs purchased for customers under terms of the Purchased Gas Adjustment (PGA) mechanism. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in gas pipeline transportation costs PSE's gas margin and net income is not affected by changes under the PGA.

     In July 2001, the Financial Accounting Standards Board issued Statement No. 142 - Goodwill and Other Intangible Assets. Statement No. 142 establishes accounting and reporting standards for goodwill and other intangible assets for fiscal years beginning after December 15, 2000 recognized in the Company's financial statements at this date. Certain provisions of Statement No. 142 will be applied to goodwill and other intangible assets acquired after June 30, 2001. Upon adoption of Statement No. 142, the Company will discontinue amortizing goodwill and, instead, perform impairment tests to determine if goodwill should be written down.

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

      The prices of energy commodities are subject to fluctuations due to unpredictable factors including weather, generation outages and other factors that impact supply and demand. This commodity price risk is a consequence of purchasing energy at fixed and variable prices and providing deliveries at different tariff and variable prices. Costs associated with ownership and operation of production facilities are another component of this risk. PSE may use forward delivery agreements, swaps and option contracts for the purpose of hedging commodity price risk. Unrealized changes in the market value of these derivatives are generally deferred and recognized upon settlement along with the underlying hedged transaction. Effective January 1, 2001, pursuant to Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivative instruments to be recorded on the balance sheet at fair value, changes in the fair value of PSE's derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as a qualifying hedge under the statement. PSE does not consider its current operation to meet the definition of trading activities as described by the Emerging Issues Task Force of the Financial Accounting Standards Board Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities".

      At June 30, 2001, PSE had an after-tax liability of approximately $5.8 million of energy contracts designated as qualifying as cash flow hedges and a corresponding amount in other comprehensive income. PSE also had energy contracts that were marked-to-market through current earnings for the three and six month periods of $32.5 million and $0.6 million after-tax which includes $14.7 million for the cumulative effect of the accounting change in the first quarter. A hypothetical 10% increase in the market prices of natural gas and electricity prices would increase the fair value of qualifying cash flow hedges by approximately $33.7 million after-tax and would have an immaterial impact on current earnings for those contracts marked-to-market in earnings.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     Contingencies arising out of the normal course of the Company's business exist at June 30, 2001. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders held on May 15, 2001, the following proposal was adopted by the margins indicated:

      To elect three directors to hold office until the annual meeting of shareholders in 2004 or until their successors are elected and qualified.

                                              Number of Shares
                                              ----------------
                                            For           Withheld
                                            ---           --------
              Phyllis J. Campbell    72,787,174          1,160,608
              John D. Durbin         67,912,483          6,035,299
              William S. Weaver      72,843,861          1,103,921
There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

      (a)     The following exhibits are filed herewith:

              10-1   Credit Agreement dated June 29, 2001, among InfrastruX Group, Inc. and various banks named therein, Bank One, NA as
                     Administrative Agent.

              12-1   Statement  setting  forth  computation  of ratios of earnings to fixed  charges  (1996  through 2000 and 12 months ended June 30, 2001) for Puget Energy.

              12-2   Statement  setting  forth  computation  of ratios of earnings to combined  fixed charges (1996 through 2000 and 12 months ended June 30, 2001) for PSE.

      (b)     Reports on Form 8-K

Filed by Puget Energy:

Form 8-K dated April 17, 2001, Item 5 - Other Events, related to release of first quarter earnings.

Filed by Puget Energy & Puget Sound Energy:

Form 8-K dated April 6, 2001, Item 5 – Other Events, the Company issued the following press release, “Puget Sound Energy Announces Constructive Settlement With Industrial Customers”.

Filed by Puget Sound Energy:

Form 8-K dated May 18, 2001, Item 5 – Other Events, related to PSE and PSE Capital Trust II entering into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated for the sale of 8,000,000 8.40% Trust Preferred Securities.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC.

PUGET SOUND ENERGY, INC.

James W. Eldredge

--------------------------------------------

James W. Eldredge

Corporate Secretary and Chief Accounting Officer

Date: August 9, 2001

     Chief accounting officer and officer duly authorized to sign this report on behalf of each registrant