Form 10-Q/A
period 2001-06-30
PUGET SOUND ENERGY INC
filed 2001-10-18
CIK 81100

--------------------------------------------------------------------------------------------------------------------------

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

     The purpose of this Form 10-Q/A is to restate the quarterly consolidated financial statements of Puget Energy and Puget Sound Energy for the quarter and six months ended June 30, 2001. The restatement relates to the accounting treatment of certain purchase gas financial contracts. The contracts, entered into as a part of the Company’s plan to secure fixed price gas supplies for winter electric generation purposes, were not matched with purchase of physical gas as of June 30, 2001. As a result, under Statement of Financial Accounting Standard No. 133 the financial gas purchase contracts do not qualify as hedge instruments at June 30, 2001. Therefore, the change in market value of these contracts should have been recorded in operating income for the quarter ended June 30, 2001, but were not reflected in that manner in the Company’s initial filing as of June 30, 2001.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signature

Filing Format

     This Quarterly Report on Form 10-Q/A is a combined quarterly report being filed separately by two different registrants: Puget Energy and PSE. Puget Energy became the holding company for PSE on January 1, 2001. Any references in this report to the "Company" are to Puget Energy and PSE collectively. PSE makes no representation as to the information contained in this report relating to Puget Energy and the subsidiaries of Puget Energy other than PSE and its subsidiaries.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                                     PUGET ENERGY, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                             For the Three Months Ended June 30
                            (Thousands except per share amounts)
                                         (Unaudited)
                                                                   2001             2000
                                                               Restated
                                                             -----------      -----------
Operating Revenues:
     Electric                                                  $719,694         $437,491
     Gas                                                        163,013           98,017
     Other                                                       52,712            3,293
                                                             -----------      -----------
          Total operating revenues                              935,419          538,801
                                                             -----------      -----------
Operating Expenses:
Energy costs:
     Purchased electricity                                      535,277          238,105
     Purchased gas                                              104,184           46,184
     Electric generation fuel                                    63,134           29,904
     Residential Exchange                                       (10,304)          (9,073)
Utility operations and maintenance                               65,414           58,395
Other operations and maintenance                                 41,470            4,045
Depreciation and amortization                                    52,935           49,316
Conservation amortization                                         1,603            1,380
FAS-133 unrealized (gain) loss on derivative instruments        (41,527)               -
Taxes other than federal income taxes                            45,306           43,914
Federal income taxes                                             11,856           13,512
                                                             -----------      -----------
          Total operating expenses                              869,348          475,682
                                                             -----------      -----------
Operating Income                                                 66,071           63,119
Other Income                                                      1,568            6,878
                                                             -----------      -----------
Income Before Interest Charges                                   67,639           69,997
Interest Charges, Net of AFUDC                                   48,174           42,628
                                                             -----------      -----------
Net Income                                                       19,465           27,369
Less:  Preferred Stock Dividends Accrual                          2,085            2,229
                                                             -----------      -----------
Income for Common Stock                                         $17,380          $25,140
                                                             ===========      ===========
Common Shares Outstanding - Weighted Average                     86,303           85,295
                                                             ===========      ===========
Basic Earnings Per Common Share                                   $0.20            $0.29
                                                             ===========      ===========
Diluted Earnings Per Common Share                                 $0.20            $0.29
                                                             ===========      ===========
The accompanying notes are an integral part of the financial statements.
                                   PUGET ENERGY, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                           For the Six Months Ended June 30
                         (Thousands except per share amounts)
                                      (Unaudited)
                                                                                 2001          2000
                                                                             Restated
                                                                           -----------     ---------
Operating Revenues:
     Electric                                                              $1,484,701      $875,847
     Gas                                                                      467,283       303,487
     Other                                                                    103,299         6,690
                                                                           -----------     ---------
          Total operating revenues                                          2,055,283     1,186,024
                                                                           -----------     ---------
Operating Expenses:
Energy costs:
     Purchased electricity                                                    925,493       434,308
     Purchased gas                                                            320,793       154,388
     Electric generation fuel                                                 165,518        50,653
     Residential Exchange                                                     (27,045)      (21,272)
Utility operations and maintenance                                            126,593       113,245
Other operations and maintenance                                               71,610         7,819
Depreciation and amortization                                                 106,063        95,201
Conservation amortization                                                       3,205         3,999
FAS-133 unrealized (gain) loss on derivative instruments                      (15,061)            -
Taxes other than federal income taxes                                         115,386       102,429
Federal income taxes                                                           66,116        66,250
                                                                           -----------     ---------
          Total operating expenses                                          1,858,671     1,007,020
                                                                           -----------     ---------
Operating Income                                                              196,612       179,004
Other Income                                                                    3,509        11,268
                                                                           -----------     ---------
Income Before Interest Charges                                                200,121       190,272
Interest Charges, Net of AFUDC                                                 93,609        84,711
                                                                           -----------     ---------
Income Before Cumulative Effect of Accounting Change                          106,512       105,561
Cumulative Effect of Implementation of FAS-133 Derivative Instruments
   and Hedging Activities (net of tax)                                         14,749             -
                                                                           -----------     ---------
Net Income                                                                     91,763       105,561
Less:  Preferred Stock Dividends Accrual                                        4,243         4,532
                                                                           -----------     ---------
Income for Common Stock                                                       $87,520      $101,029
                                                                           ===========     =========
Common Shares Outstanding - Weighted Average                                   86,169        85,178
                                                                           ===========     =========
Basic Earnings per Share Before Cumulative Effect of Accounting Change          $1.19         $1.19
Cumulative Effect of Accounting Change                                          (0.17)            -
                                                                           ===========     =========
Basic Earnings Per Common Share                                                 $1.02         $1.19
                                                                           ===========     =========
Diluted Earnings per Share Before Cumulative Effect of Accounting Change        $1.18         $1.18
Cumulative Effect of Accounting Change                                          (0.17)            -
                                                                           ===========     =========
Diluted Earnings Per Common Share                                               $1.01         $1.18
                                                                           ===========     =========
The accompanying notes are an integral part of the financial statements.
                                          PUGET ENERGY, INC.
                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   For the Three Months Ended June 30
                                         (Dollars in Thousands)
                                               (Unaudited)

                                                                           2001           2000
                                                                       Restated
                                                                    ------------     ---------

Net Income                                                               $19,465       $27,369
                                                                    ------------     ---------
Other comprehensive income, net of tax:
     Unrealized holding losses arising during the period                    (612)       (1,580)
     Reclassification adjustment for gains included in net income              -        (2,477)
     FAS-133 unrealized losses during the period                        (278,117)            -
     Reversal of FAS-133 unrealized gains settled during the period      (37,267)            -
                                                                    ------------    ----------
        Other comprehensive income (loss)                               (315,996)       (4,057)
                                                                    ------------    ----------
Comprehensive Income (Loss)                                            $(296,531)      $23,312
                                                                    ============    ==========

                                           PUGET ENERGY, INC.
                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    For the Six Months Ended June 30
                                         (Dollars in Thousands)
                                               (Unaudited)

                                                                            2001          2000
                                                                        Restated
                                                                      ----------     ---------

Net Income                                                               $91,763      $105,561
                                                                      ----------     ---------
Other comprehensive income, net of tax:
     Unrealized holding gains (losses) arising during the period          (1,407)        2,265
     Reclassification adjustment for gains included in net income              -        (3,160)
     FAS-133 transition adjustment                                       286,928             -
     FAS-133 unrealized losses during the period                        (149,379)            -
     Reversal of FAS-133 unrealized gains settled during the period     (143,335)            -
                                                                      ----------     ---------
        Other comprehensive income (loss)                                 (7,193)         (895)
                                                                      ----------     ---------
Comprehensive Income (Loss)                                           $84,570      $104,666
                                                                      ==========     =========
The accompanying notes are an integral part of the financial statements.
                                 PUGET ENERGY, INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)
                                     (Unaudited)

                                       ASSETS

                                                                     June 30,     December 31,
                                                                     --------     ------------
                                                                         2001             2000
                                                                     Restated
                                                                         ----             ----

Utility Plant: (at original cost, including construction work in progress of $136,075 and $164,221 respectively)
     Electric                                                      $4,114,417       $4,054,551
     Gas                                                            1,497,593        1,459,488
     Common                                                           359,609          351,051
     Less:  Accumulated depreciation and amortization              (2,107,596)      (2,026,681)
                                                                 ------------    --------------

          Net utility plant                                         3,864,023        3,838,409
                                                                 ------------    -------------

Other Property and Investments                                        367,824          292,297
                                                                 ------------    -------------

Current Assets:
     Cash                                                              69,659           36,383
     Accounts receivable, net                                         305,272          343,108
     Unbilled revenue                                                  76,918          211,784
     Materials and supplies, at average cost                          101,028           99,001
     Purchased gas receivable                                         131,628           96,050
     Prepayments and other                                             12,976           11,607
                                                                 ------------    -------------

          Total current assets                                        697,481          797,933
                                                                 ------------    -------------

Long-Term Assets:
     Regulatory asset for deferred income taxes                       196,099          207,350
     Regulatory asset for PURPA buyout costs                          243,822          243,071
     Other                                                            209,302          177,609
                                                                 ------------    -------------

          Total long-term assets                                      649,223          628,030
                                                                 ------------    -------------

Total Assets                                                       $5,578,551       $5,556,669
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
                                                                    Restated
                                                                        ----            ----
Capitalization:
    Common shareholder's investment:
       Common stock $0.01 par value, 250,000,000 shares
       authorized, 86,437,947 shares outstanding at June 30,
       2001 and $10 stated value, 150,000,000 shares authorized,
       85,903,791 shares outstanding at December 31, 2000               $864         $859,038
    Additional paid-in capital                                     1,344,216          470,179
    Earnings reinvested in the business                              100,967           92,673
    Accumulated other comprehensive income                            (2,443)           4,750
    Preferred stock not subject to
      mandatory redemption                                            60,000           60,000
    Preferred stock subject to
      mandatory redemption                                            50,662           58,162
    Corporation obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely junior subordinated
      debentures of the corporation                                  300,000          100,000
    Long-term debt                                                 2,165,649        2,170,797
                                                                  -----------    -------------
           Total capitalization                                    4,019,915        3,815,599
                                                                  -----------    -------------

Current Liabilities:
    Accounts payable                                                 164,782          410,619
    Short-term debt                                                  341,105          378,316
    Current maturities of long-term debt                              82,869           19,000
    Accrued expenses:
      Taxes                                                           79,347          103,996
      Salaries and wages                                              16,759           17,445
      Interest                                                        44,383           43,955
      Current portion of FAS-133 unrealized loss                      13,415                -
    Other                                                           44,751           26,685
                                                                  -----------    -------------
          Total current liabilities                                  787,411        1,000,016
                                                                  -----------    -------------

Deferred Income Taxes                                                600,931          608,185
                                                                  -----------    -------------
Other Deferred Credits                                               170,294          132,869
                                                                  -----------    -------------
Total Capitalization and Liabilities                              $5,578,551       $5,556,669
                                                                  ===========    =============
The accompanying notes are an integral part of the financial statements.
                                      PUGET ENERGY, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Six Months Ended June 30
                                    (Dollars in Thousands)
                                          (Unaudited)

                                                                          2001        2000
                                                                 Restated
                                                                          ----        ----
Operating Activities:
---------------------
Net Income                                                             $91,763    $105,561
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                                     106,063      95,201
     Deferred income taxes and tax credits - net                         3,997      (5,126)
     Gain from sale of securities                                            -      (6,476)
     Other                                                              17,627       3,918
     Change in certain current assets and current liabilities,
        net of effects of acquisitions by InfrastruX (Note 4)         (107,030)     44,584
-------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities                    112,420     237,662
-------------------------------------------------------------------------------------------

Investing Activities:
---------------------
     Construction expenditures - excluding equity AFUDC               (135,420)   (151,483)
     Additions to energy conservation program                           (3,713)     (2,732)
     Acquisitions by InfrastruX                                        (54,247)          -
     Proceeds from sale of Centralia Plant                                   -      24,828
     Proceeds from sale of investment in Cabot stock                         -      51,463
     Loans to Schlumberger RMS (formerly Cellnet Data Services)        (12,158)     (1,325)
     Proceeds from sale of securities                                        -       6,757
     Other                                                              (5,903)     (3,499)
-------------------------------------------------------------------------------------------
          Net Cash Used by Investing Activities                       (211,441)    (75,991)
-------------------------------------------------------------------------------------------

Financing Activities:
---------------------
     Change in short-term debt - net                                   (38,008)   (146,425)
     Dividends paid                                                    (70,675)    (72,828)
     Issuance of trust preferred stock                                 200,000           -
     Redemption of preferred stock                                      (7,500)     (7,500)
     Issuance of bonds and long term debt                               55,165     225,000
     Redemption of bonds and notes                                           -    (115,980)
     Other                                                              (6,685)     (1,005)
-------------------------------------------------------------------------------------------
          Net Cash Provided (Used) by Financing Activities             132,297    (118,738)
-------------------------------------------------------------------------------------------
Net Increase in Cash                                                    33,276      42,933
Cash at Beginning of Year                                               36,383      65,707
-------------------------------------------------------------------------------------------
Cash at End of Period                                                  $69,659    $108,640
===========================================================================================
The accompanying notes are an integral part of the financial statements.
                                  PUGET SOUND ENERGY, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                             For the Three Months Ended June 30
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                              2001          2000
                                                          Restated
                                                        -----------    ----------
Operating Revenues:
     Electric                                             $719,694      $437,491
     Gas                                                   163,013        98,017
     Other                                                   7,243         3,293
                                                        -----------    ----------
          Total operating revenues                         889,950       538,801
                                                        -----------    ----------
Operating Expenses:
Energy costs:
     Purchased electricity                                 535,277       238,105
     Purchased gas                                         104,184        46,184
     Electric generation fuel                               63,134        29,904
     Residential Exchange                                  (10,304)       (9,073)
Utility operations and maintenance                          65,414        58,395
Other operations and maintenance                             3,496         4,045
Depreciation and amortization                               51,517        49,316
Conservation amortization                                    1,603         1,380
FAS-133 unrealized (gain) loss on derivative instruments   (41,527)            -
Taxes other than federal income taxes                       45,306        43,914
Federal income taxes                                        10,221        13,512
                                                        -----------    ----------
          Total operating expenses                         828,321       475,682
                                                        -----------    ----------

Operating Income                                            61,629        63,119
Other Income                                                 2,485         6,878
                                                        -----------    ----------

Income Before Interest Charges                              64,114        69,997
Interest Charges, Net of AFUDC                              46,839        42,628
                                                        -----------    ----------

Net Income                                                  17,275        27,369
Less:  Preferred Stock Dividends Accrual                     2,085         2,229
                                                        -----------    ----------

Income for Common Stock                                    $15,190       $25,140
                                                        ===========    ==========
The accompanying notes are an integral part of the financial statements.
                                  PUGET SOUND ENERGY, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                             For the Six Months Ended June 30
                                  (Dollars in Thousands)
                                        (Unaudited)

                                                                2001         2000
                                                            Restated
                                                          -----------  -----------
Operating Revenues:
     Electric                                             $1,484,701     $875,847
     Gas                                                     467,283      303,487
     Other                                                    29,290        6,690
                                                          -----------  -----------
          Total operating revenues                         1,981,274    1,186,024
                                                          -----------  -----------
Operating Expenses:
Energy costs:
     Purchased electricity                                   925,493      434,308
     Purchased gas                                           320,793      154,388
     Electric generation fuel                                165,518       50,653
     Residential Exchange                                    (27,045)     (21,272)
Utility operations and maintenance                           126,593      113,245
Other operations and maintenance                               6,619        7,819
Depreciation and amortization                                103,002       95,201
Conservation amortization                                      3,205        3,999
FAS-133 unrealized (gain) loss on derivative instruments     (15,061)           -
Taxes other than federal income taxes                        115,386      102,429
Federal income taxes                                          65,032       66,250
                                                          -----------  -----------
          Total operating expenses                         1,749,535    1,007,020
                                                          -----------  -----------

Operating Income                                             191,739      179,004
Other Income                                                   5,328       11,268
                                                          -----------  -----------

Income Before Interest Charges                               197,067      190,272
Interest Charges, Net of AFUDC                                92,164       84,711
                                                          -----------  -----------

Income Before Cumulative Effect of Accounting Change         104,903      105,561
Cumulative Effect of Implementation of FAS-133 Derivative
   Instruments and Hedging Activities (net of tax)            14,749            -
                                                          -----------  -----------

Net Income                                                    90,154      105,561
Less:  Preferred Stock Dividends Accrual                       4,243        4,532
                                                          -----------  -----------

Income for Common Stock                                      $85,911     $101,029
                                                          ===========  ===========
The accompanying notes are an integral part of the financial statements.
                                         PUGET SOUND ENERGY, INC.
                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   For the Three Months Ended June 30
                                         (Dollars in Thousands)
                                               (Unaudited)

                                                                          2001         2000
                                                                      Restated
                                                                    ----------    ---------

Net Income                                                             $17,275      $27,369
                                                                    ----------    ---------
Other comprehensive income, net of tax:
     Unrealized holding losses arising during the period                  (612)      (1,580)
     Reclassification adjustment for gains included in net income            -       (2,477)
     FAS-133 unrealized losses during the period                      (278,117)           -
     Reversal of FAS-133 unrealized gains settled during the period    (37,267)           -
                                                                    ----------    ---------
        Other comprehensive income (loss)                             (315,996)      (4,057)
                                                                    ----------    ---------
Comprehensive Income (Loss)                                          $(298,721)     $23,312
                                                                    ==========    ==========

                                         PUGET SOUND ENERGY, INC.
                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    For the Six Months Ended June 30
                                         (Dollars in Thousands)
                                               (Unaudited)

                                                                          2001         2000
                                                                      Restated
                                                                     ---------     --------

Net Income                                                             $90,154     $105,561
                                                                     ---------     --------
Other comprehensive income, net of tax:
     Unrealized holding gains (losses) arising during the period        (1,407)       2,265
     Reclassification adjustment for gains included in net income            -
                                                                                     (3,160)
     FAS-133 transition adjustment                                     286,928            -
     FAS-133 unrealized losses during the period                      (149,379)           -
     Reversal of FAS-133 unrealized gains settled during the period   (143,335)           -
                                                                     ---------     --------
         Other comprehensive income (loss)                              (7,193)        (895)
                                                                     ---------     --------
Comprehensive Income (Loss)                                            $82,961     $104,666
                                                                     =========     ========
The accompanying notes are an integral part of the financial statements.
                                PUGET SOUND ENERGY, INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)
                                     (Unaudited)

                                       ASSETS
                                                                    June 30,    December 31,
                                                                    --------   ------------
                                                                        2001           2000
                                                                    Restated
                                                                        ----           ----

Utility Plant: (at original cost, including construction work in progress of $136,075 and $164,221 respectively)
     Electric                                                     $4,114,417     $4,054,551
     Gas                                                           1,497,593      1,459,488
     Common                                                          359,609        351,051
     Less:  Accumulated depreciation and amortization             (2,107,596)    (2,026,681)
                                                                -------------  -------------
          Net utility plant                                        3,864,023      3,838,409
                                                                -------------  -------------

Other Property and Investments                                       229,840        292,297
                                                                -------------  -------------

Current Assets:
     Cash                                                             67,221         36,383
     Accounts receivable, net                                        264,047        343,108
     Unbilled revenue                                                 76,918        211,784
     Materials and supplies, at average cost                          97,196         99,001
     Purchased gas receivable                                        131,628         96,050
     Current portion of FAS-133 unrealized gain                            -              -
     Prepayments and other                                            10,329         11,607
                                                                -------------  -------------

          Total current assets                                       647,339        797,933
                                                                -------------  -------------

Long-Term Assets:
     Regulatory asset for deferred income taxes                      196,099        207,350
     Regulatory asset for PURPA buyout costs                         243,822        243,071
     Other                                                           209,302        177,609
                                                                -------------  -------------

          Total long-term assets                                     649,223        628,030
                                                                -------------  -------------

Total Assets                                                      $5,390,425     $5,556,669
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
                                                     Restated
                                                         ----          ----
Capitalization:
    Common shareholder's investment:
       Common stock, $10 stated value,
       150,000,000 shares authorized,
       85,903,791 shares outstanding                 $859,038       $859,038
    Additional paid-in capital                        382,591        470,179
    Earnings reinvested in the business               112,151         92,673
    Accumulated other comprehensive income             (2,443)         4,750
    Preferred stock not subject to
      mandatory redemption                             60,000         60,000
    Preferred stock subject to
      mandatory redemption                             50,662         58,162
    Corporation obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely junior subordinated
      debentures of the corporation                   300,000        100,000
    Long-term debt                                  2,110,806      2,170,797
                                                   -----------    -----------
           Total capitalization                     3,872,805      3,815,599
                                                   -----------    -----------

Current Liabilities:
    Accounts payable                                  155,495        410,619
    Short-term debt                                   328,853        378,316
    Current maturities of long-term debt               79,000         19,000
    Accrued expenses:
      Taxes                                            77,940        103,996
      Salaries and wages                               16,759         17,445
      Interest                                         44,383         43,955
      Current portion of FAS-133                       13,414
    Other                                              28,578         26,685
                                                   -----------    -----------
          Total current liabilities                   744,422      1,000,016
                                                   -----------    -----------

Deferred Income Taxes                                 605,009        608,185
                                                   -----------    ----------
Other Deferred Credits                                168,189        132,869
                                                   -----------    -----------
Total Capitalization and Liabilities               $5,390,425     $5,556,669
                                                   ===========    ===========
The accompanying notes are an integral part of the financial statements.
                                    PUGET SOUND ENERGY, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Six Months Ended June 30
                                    (Dollars in Thousands)
                                          (Unaudited)

                                                                             2001         2000
                                                                         Restated
                                                                            ----         ----

Operating Activities:
---------------------
Net Income                                                               $90,154     $105,561
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                                       103,002       95,201
     Deferred income taxes and tax credits - net                           8,074       (5,126)
     Gain from sale of securities                                              -       (6,476)
     Other                                                                25,125
                                                                                        3,918
     Change in certain current assets and current liabilities (Note 4)  (105,642)      44,584
---------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities                      120,713      237,662
---------------------------------------------------------------------------------------------

Investing Activities:
---------------------
     Construction expenditures - excluding equity AFUDC                 (135,420)    (151,483)
     Additions to energy conservation program                             (3,713)      (2,732)
     Proceeds from sale of Centralia Plant                                     -       24,828
     Proceeds from sale of investment in Cabot stock                           -       51,463
     Loans to Schlumberger RMS (formerly Cellnet Data Services)          (12,158)      (1,325)
     Proceeds from sale of securities                                          -        6,757
     Other                                                                (5,902)      (3,499)
---------------------------------------------------------------------------------------------
          Net Cash Used by Investing Activities                         (157,193)     (75,991)
---------------------------------------------------------------------------------------------

Financing Activities:
---------------------
     Change in short-term debt - net                                     (48,161)    (146,425)
     Dividends paid                                                      (70,675)     (72,828)
     Issuance of trust preferred stock                                   200,000            -
     Redemption of preferred stock                                        (7,500)      (7,500)
     Issuance of bonds                                                         -      225,000
     Redemption of bonds and notes                                             -     (115,980)
     Other                                                                (6,346)      (1,005)
---------------------------------------------------------------------------------------------
          Net Cash Provided (Used) by Financing Activities                67,318     (118,738)
---------------------------------------------------------------------------------------------
Net Increase in Cash                                                      30,838       42,933
Cash at Beginning of Year                                                 36,383       65,707
---------------------------------------------------------------------------------------------
Cash at End of Period                                                    $67,221     $108,640
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

(4) Consolidated Statements of Cash Flows

     The following provides additional information concerning cash flow activities:

PUGET ENERGY
Six Months Ended June 30                                                      2001          2000
                                                                          Restated
------------------------                                                      ----          ----

Changes in current assets and current liabilities, net of effects of acquisitions by InfrastruX:
  Accounts receivable and unbilled revenue                                $184,594       $50,102
  Materials and supplies                                                      (639)        3,388
  Prepayments and other                                                     (1,168)          364
  Purchased gas receivable                                                 (35,577)       (2,143)
  Accounts payable                                                        (251,235)      (24,406)
  FAS-133 unrealized loss                                                   13,414            -
  Accrued expenses and other                                               (16,419)       17,279
-------------------------------------------------------------------------------------------------
Net change in current assets and current liabilities                     $(107,030)      $44,584
=================================================================================================
Cash payments:
  Interest (net of capitalized interest)                                   $93,038       $91,028
  Income taxes                                                             $59,900       $48,100
-------------------------------------------------------------------------------------------------

PUGET SOUND ENERGY
Six Months Ended June 30                                                      2001          2000
                                                                          Restated
------------------------                                                      ----          ----

Changes in current assets and current liabilities:
  Accounts receivable and unbilled revenue                                $189,784       $50,102
  Materials and supplies                                                   (3,417)         3,388
  Prepayments and other                                                      (416))          364
  Purchased gas receivable                                                 (35,577)       (2,143)
  Accounts payable                                                        (244,140)      (24,406)
  FAS-133 unrealized loss                                                   13,414             -
  Accrued expenses and other                                               (25,290)      17,279
-------------------------------------------------------------------------------------------------
Net change in current assets and current liabilities                     $(105,642)      $44,584
=================================================================================================
Cash payments:
  Interest (net of capitalized interest)                                   $91,594       $91,028
  Income taxes                                                             $59,900       $48,100
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

     Financial data for business segments are as follows (restaed for 2001)::

  (Dollars in Thousands)                       Regulated
            Three Months Ended June 30, 2001     Utility          Other           Total
----------------------------------------------------------------------------------------
  Revenues                                      $882,707        $52,712        $935,419
  Net Income                                      14,956          4,509          19,465
  Total Assets                                 5,240,263        338,288       5,578,551
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
----------------------------------------------------------------------------------------

  (Dollars in Thousands)                       Regulated
             Six Months Ended June 30, 2001      Utility          Other           Total
----------------------------------------------------------------------------------------
  Revenues                                    $1,951,984       $103,299      $2,055,283
  Net Income                                      75,375         16,388          91,763
  Total Assets                                 5,240,263        338,288       5,578,551
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
----------------------------------------------------------------------------------------

(6) Accounting for Derivative Instruments and Hedging Activities (restated)

     On January 1, 2001, Puget Energy adopted Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), as amended by Statement No. 138. Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Puget Energy enters into both physical and financial contracts to manage its energy resource portfolio. Certain of these contracts met the derivative classification requirements of the statement and are reported at fair value on the balance sheet. Beginning with the implementation of Statement No. 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as a qualifying cash flow hedge under the statement. For the three month period ended June 30, 2001, Puget Energy recorded approximately $41.5 million pre-tax ($27.0 million after-tax) increase to current earnings, and a $41.6 million reduction to the previously recorded liability asset for the mark-to-market of electric derivative transactions for the quarter.

     For the six months ended June 30, 2001, Puget Energy recognized the cumulative effect of this change in accounting principle by recording an after-tax decrease to current earnings of approximately $14.7 million. In addition, Puget Energy recorded approximately $15.1 million pre-tax ($9.8 million after-tax) increase to current earnings for the six month period related to the mark-to-market of electric derivative transactions. When the underlying contracts giving rise to the income statement losses are fulfilled over the next 12 months, the deferred liability (included in current liabilities on the balance sheets) established under Statement No. 133 will be reversed.

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

Unaudited restated for 2001
  (Thousands, except per share amounts)
    For the three months ended:                  June 30, 2001    June 30, 2000
--------------------------------------------------------------------------------
  Operating Revenues                                 $ 938,733        $ 591,823
  Net Income                                            17,408           27,760
  Basic Earnings per Common Share                     $   0.20         $   0.33
  Diluted Earnings per Common Share                   $   0.20         $   0.32

Unaudited restated for 2001
  (Thousands, except per share amounts)
    For the six months ended:                    June 30, 2001    June 30, 2000
--------------------------------------------------------------------------------
  Operating Revenues                               $ 2,071,431      $ 1,287,312
  Net Income                                            87,592          104,142
  Basic Earnings per Common Share                     $   1.02         $   1.22
  Diluted Earnings per Common Share                   $   1.02         $   1.22

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

(9) Restatement

        The consolidated financial statements of Puget Energy and Puget Sound Energy were restated for the quarter and six months ended June 30, 2001. The restatement relates to the accounting treatment of certain purchase gas financial contracts. The contracts, entered into as a part of the Company’s plan to secure fixed price gas supplies for winter electric generation purposes, were not matched with purchase of physical gas as of June 30, 2001. As a result, under Statement of Financial Accounting Standard No. 133 the financial gas purchase contracts do not qualify as hedge instruments at June 30, 2001. Therefore, the change in market value of these contracts should have been recorded in operating income for the quarter ended June 30, 2001, but were not reflected in that manner in the Company’s initial filing as of June 30, 2001. The effects of this restatement of $5.5 millon after-tax, decreases net income on previously reported consolidated financials statement for Puget Energy and Puget Sound Energy are as follows:

Puget Energy

(in thousands, except per share amounts)

                                                                Three Months Ended                     Six Months Ended
                                                                   June 30, 2001                        June 30, 2001
                                                        ------------------------------------ -------------------------------------
                                                          As previously        Restated        As previously        Restated
                                                             reported                            reported
                                                        ------------------- ---------------- ------------------ ------------------
Consolidated Statement of Income:

Net income for common stock                                        $22,887          $17,380            $93,027            $87,520

Basic earnings per share before cumulative effect of                 $0.27            $0.20              $1.25              $1.19
accounting change
Cumulative effect of accounting change                                   -                -             (0.17)             (0.17)
                                                        ------------------- ---------------- ------------------ ------------------
Basic earnings per share                                             $0.27            $0.20              $1.08              $1.02

Diluted earnings per share before cumulative effect                  $0.26            $0.20              $1.25              $1.18
of accounting change
Cumulative effect of accounting change                                   -                -             (0.17)             (0.17)
                                                        ------------------- ---------------- ------------------ ------------------
Diluted earnings per share                                           $0.26            $0.20              $1.08              $1.01

                                                                                    June 30, 2001
                                                                          -----------------------------------
                                                                            As previously       Restated
                                                                              reported
                                                                          ------------------ ----------------
Balance Sheet:

Total assets                                                                     $5,583,914       $5,578,551

Total liabilities                                                                 1,558,491        1,558,636

Total capitalization                                                              4,025,423        4,019,915

Total capitalization and liabilities                                             $5,583,914       $5,578,551

Puget Sound Energy
(in thousands)
                                                                Three Months Ended                     Six Months Ended
                                                                   June 30, 2001                        June 30, 2001
                                                        ------------------------------------ -------------------------------------
                                                          As previously        Restated        As previously        Restated
                                                             reported                            reported
                                                        ------------------- ---------------- ------------------ ------------------
Consolidated Statement of Income:

Net income for common stock                                   $20,697          $15,190            $91,418            $85,911

                                                                                    June 30, 2001
                                                                          -----------------------------------
                                                                            As previously       Restated
                                                                              reported
                                                                          ------------------ ----------------
Balance Sheet:

Total assets                                                                     $5,395,788       $5,390,425

Total liabilities                                                                 1,517,475        1,517,620

Total capitalization                                                              3,878,313        3,872,805

Total capitalization and liabilities                                             $5,395,788       $5,390,425

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

Results of Operations

The consolidated financial statements of Puget Energy and Puget Sound Energy were restated for the quarter and six months ended June 30, 2001. The restatement relates to the accounting treatment of certain purchase gas financial contracts. The contracts, entered into as a part of the Company’s plan to secure fixed price gas supplies for winter electric generation purposes, were not matched with purchase of physical gas as of June 30, 2001. As a result, under Statement of Financial Accounting Standard No. 133 the financial gas purchase contracts do not qualify as hedge instruments at June 30, 2001. Therefore, the change in market value of these contracts should have been recorded in operating income for the quarter ended June 30, 2001, but were not reflected in that manner in the Company’s initial filing as of June 30, 2001.

     Puget Energy's net income for the three months ended June 30, 2001 was $19.5 million on operating revenues of $935.4 million, compared with net income of $27.4 million on operating revenues of $538.8 million for the same period in 2000. Income for common stock was $17.4 million for the second quarter of 2001 compared to $25.1 million for the second quarter of 2000. Basic earnings per share were $0.20 for the second quarter of 2001 compared to $0.29 for the second quarter of 2000. Diluted earnings per share were $0.20 for the second quarter of 2001 compared to $0.29 for the second quarter of 2000.

      For the first six months of 2001, net income was $91.8 million on operating revenues of $2.1 billion, compared with net income of $105.6 million on operating revenues of $1.2 billion for the corresponding period in 2000. Income for common stock was $86.6 million for the first half of 2001 and $101.0 million for the same period in 2000. Basic and diluted earnings per common share were $1.02 and $1.01 for the six months ended June 30, 2001, and $1.19 and $1.18, respectively, for the same period in 2000.

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

                                      Results of Operations
                             Comparative Three and Six Months Ended
                                 June 30, 2001 vs. June 30, 2000
                                             Restated
                                       Increase (Decrease)

                                                   Three Month Period        Six Month Period
                                                   ------------------        ----------------
                                                                 (Dollars in Millions)
Operating revenue changes:
 General rate increases                                      $ 4.6              $ 7.3
 BPA Residential Purchase & Sale Agreement                 1.2                3.9
 Electric sales to other utilities and marketers             242.0              517.0
 Electric revenue sold at index rates                         24.1               94.8
 Electric load and other                                      10.4              (14.7)
 Gas revenue                                                  65.0              163.8
 InfrastruX revenue                                           45.5               74.0
 Other revenue                                                 3.8               23.2
                                                         ----------       -----------
     Total operating revenue change                          396.6              869.3

Operating expense changes:
 Energy costs:
     Purchased electricity                                   297.2              491.2
     Purchased gas                                            58.0              166.4
     Electric generation fuel                                 33.2              114.9
     Residential exchange credit                              (1.2)              (5.8)
 Utility operations and maintenance                            7.0               13.3
 InfrastruX operations and maintenance                        37.9               64.9
 Other operations and maintenance                             (0.5)              (1.1)
 Depreciation and amortization                                 3.6               10.9
 Conservation amortization                                     0.2               (0.8)
 FAS-133 unrealized (gain) loss                              (41.5)             (15.1)
 Taxes other than federal income taxes                         1.4               12.9
 Federal income taxes                                         (1.6)              (0.1)
                                                         ----------        -----------
     Total operating expense change                          393.7              851.6
                                                         ----------        -----------

Other income (net of tax) change                              (5.3)              (7.9)
Interest charges                                               5.5                8.9
FAS-133 transition adjustment loss (net of tax)                  -               14.7
                                                         -----------       -----------
     Net income change                                      $ (7.9)           $ (13.8)
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

     Financial Accounting Standards Board Statement No. 133 (FAS-133) was adopted on January 1, 2001. During the three months ended June 30, 2001 an increase to current earnings of approximately $41.5 million pre-tax ($27.0 million after-tax) was recognized for unrealized gains associated with electric derivative transactions during the quarter. During the six months ended June 30, 2001 an increase to current earnings of approximately $15.1 million pre-tax ($9.8 million after-tax) was recognized for unrealized gains associated with electric derivative transactions and a $14.7 million after-tax transition adjustment loss was recorded during the first half of 2001 resulting from recognizing the cumulative effect of this change in accounting principle. (For further discussion see Note 6).

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

      At June 30, 2001, PSE had an after-tax liability of approximately $5.8 million of energy contracts designated as qualifying as cash flow hedges and a corresponding amount in other comprehensive income. PSE also had energy contracts that were marked-to-market through current earnings for the three and six month periods of $27.0 million and $4.9 million after-tax which includes $14.7 million for the cumulative effect of the accounting change in the first quarter. A hypothetical 10% increase in the market prices of natural gas and electricity prices would increase the fair value of qualifying cash flow hedges by approximately $33.7 million after-tax and would have an immaterial impact on current earnings for those contracts marked-to-market in earnings.

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

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) See Exhibit Index for exhibits.

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

PUGET ENERGY, INC.

PUGET SOUND ENERGY, INC.

James W. Eldredge

James W. Eldredge

Corporate Secretary and Chief Accounting Officer

Date: October 18, 2001

     Chief accounting officer and officer duly authorized to sign this report on behalf of each registrant

Exhibit Index

The following exhibits are filed herewith:
              10-1*      Credit Agreement dated June 29, 2001, among InfrastruX Group, Inc. and various banks named therein, Bank One,
                           NA as Administrative Agent.

              12-1**     Statement  setting forth  computation  of ratios of earnings to fixed charges (1996 through 2000 and 12 months ended June 30, 2001) for Puget Energy.

              12-2**     Statement setting forth computation of ratios of earnings to combined fixed charges (1996 through 2000 and 12 months ended June 30, 2001) for PSE.
* Previously filed. ** Filed herewith.