Form 10-Q
period 2001-09-30
PUGET SOUND ENERGY INC
filed 2001-11-09
CIK 81100

-----------------------------------------------------------------------------------------------------------------------------

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

------------------

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
                           (425) 454-6363

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of September 30, 2001, (i) the number of shares of Puget Energy, Inc. (“Puget Energy”) common stock outstanding was 86,703,331 ($.01 par value) and (ii) all of the outstanding shares of Puget Sound Energy, Inc. (“PSE”) common stock were held by Puget Energy.

-----------------------------------------------------------------------------------------------------------------------------

                                                      Table of Contents
                                                      -----------------

Filing Format

Part I.   Financial Information
Item 1.   Financial Statements

          Puget Energy, Inc.
              Consolidated Statements of Income - 3 months ended September 30, 2001 and 2000
              Consolidated Statements of Income - 9 months ended September 30, 2001 and 2000
              Consolidated Statements of Comprehensive Income - 3 months ended
                      September 30, 2001 and 2000
              Consolidated Statements of Comprehensive Income - 9 months ended
                      September 30, 2001 and 2000
              Consolidated Balance Sheets - September 30, 2001 and December 31, 2000
              Consolidated Statements of Cash Flows - 9 months ended
                      September 30, 2001 and 2000

          Puget Sound Energy, Inc.
              Consolidated Statements of Income - 3 months ended September 30, 2001 and 2000
              Consolidated Statements of Income - 9 months ended September 30, 2001 and 2000
              Consolidated Statements of Comprehensive Income - 3 months ended
                      September 30, 2001 and 2000
              Consolidated Statements of Comprehensive Income - 9 months ended
                      September 30, 2001 and 2000
              Consolidated Balance Sheets - September 30, 2001 and December 31, 2000
              Consolidated Statements of Cash Flows - 9 months ended
                      September 30, 2001 and 2000

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Part II.  Other Information
Item 1.   Legal Proceedings
Item 6.   Exhibits and Reports on Form 8-K

Signature                                                                                                                                             34
Exhibit Index

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

Part 1 FINANCIAL INFORMATION

Item 1. Financial Statements

--------------------
                                                      PUGET ENERGY, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                           For the Three Months Ended September 30
                                            (Thousands except per share amounts)
                                                         (Unaudited)
                                                                                      2001                  2000
                                                                         ------------------      ----------------
Operating Revenues:
     Electric                                                                     $474,319              $886,696
     Gas                                                                            91,778                72,798
     Other                                                                          53,573                19,487
                                                                         ------------------      ----------------
          Total operating revenues                                                 619,670               978,981
                                                                         ------------------      ----------------
Operating Expenses:
Energy costs:
     Purchased electricity                                                         261,148               660,249
     Purchased gas                                                                  50,976                35,885
     Electric generation fuel                                                       67,949                55,381
     Residential Exchange                                                          (19,270)               (7,983)
Utility operations and maintenance                                                  64,213                55,947
Other operations and maintenance                                                    47,881                19,393
Depreciation and amortization                                                       54,195                49,677
Conservation amortization                                                            1,440                 1,188
FAS-133 unrealized (gain) loss on derivative instruments                               567                     -
Taxes other than federal income taxes                                               38,671                42,556
Federal income taxes                                                                 6,144                 9,090
                                                                         ------------------      ----------------
          Total operating expenses                                                 573,914               921,383
                                                                         ------------------      ----------------
Operating Income                                                                    45,756                57,598
Other Income                                                                         7,892                 5,273
                                                                         ------------------      ----------------
Income Before Interest Charges                                                      53,648                62,871
Interest Charges, Net of AFUDC                                                      46,839                43,876
                                                                         ------------------      ----------------
Net Income                                                                           6,809                18,995
Less:  Preferred Stock Dividends Accrual                                             2,085                 2,229
                                                                         ------------------      ----------------
Income for Common Stock                                                             $4,724               $16,766
                                                                         ==================      ================

Common Shares Outstanding - Weighted Average                                        86,571                85,502
                                                                         ==================      ================

Basic Earnings Per Common Share                                                      $0.06                 $0.20
                                                                         ==================      ================

Diluted Earnings Per Common Share                                                    $0.05                 $0.20
                                                                         ==================      ================

                      The accompanying notes are an integral part of the financial statements.

                                                      PUGET ENERGY, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                           For the Nine Months Ended September 30
                                            (Thousands except per share amounts)
                                                         (Unaudited)
                                                                                              2001                  2000
                                                                                 ------------------      ----------------
Operating Revenues:
     Electric                                                                           $1,959,020            $1,762,543
     Gas                                                                                   559,061               376,284
     Other                                                                                 156,872                26,177
                                                                                 ------------------      ----------------
          Total operating revenues                                                       2,674,953             2,165,004
                                                                                 ------------------      ----------------
Operating Expenses:
Energy costs:
     Purchased electricity                                                               1,186,641             1,094,557
     Purchased gas                                                                         371,769               190,273
     Electric generation fuel                                                              233,467               106,034
     Residential Exchange                                                                  (46,315)              (29,255)
Utility operations and maintenance                                                         190,806               169,192
Other operations and maintenance                                                           119,492                27,213
Depreciation and amortization                                                              160,258               144,878
Conservation amortization                                                                    4,645                 5,187
FAS-133 unrealized (gain) loss on derivative instruments                                   (14,494)                    -
Taxes other than federal income taxes                                                      154,057               144,984
Federal income taxes                                                                        72,260                75,339
                                                                                 ------------------      ----------------
          Total operating expenses                                                       2,432,586             1,928,402
                                                                                 ------------------      ----------------
Operating Income                                                                           242,367               236,602
Other Income                                                                                11,402                16,541
                                                                                 ------------------      ----------------
Income Before Interest Charges                                                             253,769               253,143
Interest Charges, Net of AFUDC                                                             140,448               128,587
                                                                                 ------------------      ----------------
Income Before Cumulative Effect of Accounting Change                                       113,321               124,556
Cumulative Effect of Implementation of FAS-133 Derivative Instruments
   and Hedging Activities (net of tax)                                                      14,749                     -
                                                                                 ------------------      ----------------
Net Income                                                                                  98,572               124,556
Less:  Preferred Stock Dividends Accrual                                                     6,328                 6,761
                                                                                 ------------------      ----------------
Income for Common Stock                                                                    $92,244              $117,795
                                                                                 ==================      ================

Common Shares Outstanding - Weighted Average                                                86,303                85,289
                                                                                 ==================      ================

Basic Earnings per Share Before Cumulative Effect of Accounting Change                       $1.24                 $1.38
Cumulative Effect of Accounting Change                                                       (0.17)                    -
                                                                                 ------------------      ----------------
Basic Earnings Per Common Share                                                              $1.07                 $1.38
                                                                                 ==================      ================

Diluted Earnings per Share Before Cumulative Effect of Accounting Change                     $1.23                 $1.38
Cumulative Effect of Accounting Change                                                       (0.17)                    -
                                                                                 ------------------      ----------------
Diluted Earnings Per Common Share                                                            $1.06                 $1.38
                                                                                 ==================      ================

                    The accompanying notes are an integral part of the financial statements.

                                                      PUGET ENERGY, INC.
                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                           For the Three Months Ended September 30
                                                   (Dollars in Thousands)
                                                         (Unaudited)

                                                                                              2001                     2000
                                                                                  -----------------         ----------------

Net Income                                                                                  $6,809                  $18,995
                                                                                  -----------------         ----------------
Other comprehensive income, net of tax:
     Unrealized holding losses arising during the period                                    (1,762)                 (1,053)
     Reclassification adjustment for gains included in net income                               (5)                      -
     FAS-133 unrealized losses during the period                                           (31,863)                      -
     Reversal of FAS-133 unrealized gains settled during the period                         (4,481)                      -
                                                                                  ------------------        ----------------
       Other comprehensive income (loss)                                                    (38,111)                (1,053)
         ------------------        ----------------
Comprehensive Income (Loss)                                                                $(31,302)                $17,942
                                                                                  ==================        ================

                                                      PUGET ENERGY, INC.
                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                           For the Nine Months Ended September 30
                                                   (Dollars in Thousands)
                                                         (Unaudited)

                                                                                        2001                     2000
                                                                            -----------------         -----------------

Net Income                                                                           $98,572                  $124,556
                                                                            -----------------         -----------------
Other comprehensive income, net of tax:
     Unrealized holding gains (losses) arising during the period                      (3,169)                    1,212
     Reclassification adjustment for gains included in net income                         (5)                   (3,160)
     FAS-133 transition adjustment                                                    86,928                         -
     FAS-133 unrealized losses during the period                                    (181,241)                        -
     Reversal of FAS-133 unrealized gains settled during the period                 (147,816)                        -
                                                                            -----------------         -----------------
        Other comprehensive income (loss)                                            (45,303)                   (1,948)
                                                                            -----------------         -----------------
Comprehensive Income                                                                 $53,269                  $122,608
                                                                            =================         =================

                           The accompanying notes are an integral part of the financial statements.

                                                     PUGET ENERGY, INC.
                                                 CONSOLIDATED BALANCE SHEETS
                                                   (Dollars in Thousands)
                                                         (Unaudited)

                                                           ASSETS

                                                                                  September 30,              December 31,
                                                                                  -------------              ------------
                                                                                           2001                      2000
                                                                                           ----                      ----

Utility Plant: (at original cost, including construction work in progress of
$130,913 and $164,221 respectively)
     Electric                                                                        $4,140,900                $4,054,551
     Gas                                                                              1,520,254                 1,459,488
     Common                                                                             361,541                   351,051
     Less:  Accumulated depreciation and amortization                                (2,150,690)               (2,026,681)
                                                                             --------------------    ----------------------

          Net utility plant                                                           3,872,005                 3,838,409
                                                                             -------------------     ---------------------

Other Property and Investments                                                          295,499                   292,297
                                                                             -------------------     ---------------------

Current Assets:
     Cash                                                                               102,361                    36,383
     Accounts receivable, net                                                           229,208                   343,108
     Unbilled revenue                                                                    71,576                   211,784
     Materials and supplies, at average cost                                            110,074                    99,001
     Purchased gas receivable                                                           113,255                    96,050
     Current portion of FAS-133 unrealized gain                                          19,569                         -
     Prepayments and other                                                               19,533                    11,607
                                                                             -------------------     ---------------------

          Total current assets                                                          665,576                   797,933
                                                                             -------------------     ---------------------

Long-Term Assets:
     Regulatory asset for deferred income taxes                                         188,143                   207,350
     Regulatory asset for PURPA buyout costs                                            244,181                   243,071
     FAS-133 unrealized gain                                                              8,558                         -
     Other                                                                              229,746                   177,609
                                                                             -------------------     ---------------------

          Total long-term assets                                                        670,628                   628,030
                                                                             -------------------     ---------------------

Total Assets                                                                         $5,503,708                $5,556,669
                                                                             ===================     =====================

                          The accompanying notes are an integral part of the financial statements.

                                                      PUGET ENERGY, INC.
                                                 CONSOLIDATED BALANCE SHEETS
                                                   (Dollars in Thousands)
                                                         (Unaudited)

                                               CAPITALIZATION AND LIABILITIES

                                                                           September 30,               December 31,
                                                                           -------------               ------------
                                                                                    2001                      2000
                                                                                    ----                      ----
Capitalization:
    Common shareholders' investment:
       Common stock $0.01 par value, 250,000,000 shares
       authorized, 86,703,331 shares outstanding at September 30,
       2001 and $10 stated value, 150,000,000 shares authorized,
       85,903,791 shares outstanding at December 31, 2000                           $867                   $859,038
    Additional paid-in capital                                                 1,351,475                    470,179
    Earnings reinvested in the business                                           65,930                     92,673
    Accumulated other comprehensive income (loss)                                (40,553)                     4,750
    Preferred stock not subject to
      mandatory redemption                                                        60,000                     60,000
    Preferred stock subject to
      mandatory redemption                                                        50,662                     58,162
    Corporation obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely junior subordinated
      debentures of the corporation                                              300,000                    100,000
    Long-term debt                                                             2,155,883                  2,170,797
                                                                      -------------------      ---------------------
           Total capitalization                                                3,944,264                  3,815,599
                                                                      -------------------      ---------------------

Current Liabilities:
    Accounts payable                                                             154,479                    410,619
    Short-term debt                                                              311,360                    378,316
    Current maturities of long-term debt                                          92,587                     19,000
    Accrued expenses:
      Taxes                                                                       65,619                    103,996
      Salaries and wages                                                          14,426                     17,445
      Interest                                                                    55,261                     43,955
    Current portion of FAS-133 unrealized loss                                    60,909                          -
    Other                                                                         40,813                     26,685
                                                                      -------------------      ---------------------
          Total current liabilities                                              795,454                  1,000,016
                                                                      -------------------      ---------------------

Deferred Income Taxes                                                            596,512                    608,185
                                                                      -------------------      ---------------------
Other Deferred Credits                                                           160,911                    132,869
                                                                      -------------------      ---------------------
FAS-133 Unrealized Loss                                                            6,567                          -
                                                                      -------------------      ---------------------
Total Capitalization and Liabilities                                          $5,503,708                 $5,556,669
                                                                      ===================      =====================

                          The accompanying notes are an integral part of the financial statements.

                                                      PUGET ENERGY, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           For the Nine Months Ended September 30
                                                   (Dollars in Thousands)
                                                         (Unaudited)

                                                                                 2001                  2000
                                                                                 ----                  ----
Operating Activities:
---------------------
Net Income                                                                    $98,572              $124,556
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                                            160,258               144,878
     Deferred income taxes and tax credits - net                                7,534                (4,173)
     Gain from sale of securities                                                   -                (6,476)
     Other                                                                      8,421                24,704
     Change in certain current assets and current liabilities,
        net of effects of acquisitions by InfrastruX (Note 4)                 (50,016)              (15,766)
------------------------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities                           224,769               267,723
------------------------------------------------------------------------------------------------------------

Investing Activities:
---------------------
     Construction expenditures - excluding equity AFUDC                      (194,883)             (223,153)
     Additions to energy conservation program                                  (6,241)               (4,325)
     Acquisitions by InfrastruX                                               (63,510)              (80,587)
     Proceeds from sale of Centralia Plant                                          -                30,128
     Proceeds from sale of investment in Cabot stock                                -                51,463
     Repayment from/(Loan to) Schlumberger RMS                                 51,948                (1,325)
     Proceeds from sale of securities                                               -                 6,757
     Other                                                                    (10,382)               (7,452)
-------------------------------------------------------------------------------------------------------------
          Net Cash Used by Investing Activities                              (223,068)             (228,494)
-------------------------------------------------------------------------------------------------------------

Financing Activities:
---------------------
     Change in short-term debt - net                                          (67,753)              (59,702)
     Dividends paid                                                          (106,147)             (107,764)
     Issuance of trust preferred stock                                        200,000                     -
     Redemption of preferred stock                                             (7,500)               (7,501)
     Issuance of bonds and long term debt                                      52,470               250,000
     Redemption of bonds and notes                                                  -              (140,980)
     Other                                                                     (6,793)               (1,709)
-------------------------------------------------------------------------------------------------------------
          Net Cash Provided (Used) by Financing Activities                     64,277               (67,656)
-------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                                65,978               (28,427)
Cash at Beginning of Year                                                      36,383                65,707
------------------------------------------------------------------------------------------------------------
Cash at End of Period                                                        $102,361               $37,280
============================================================================================================

                          The accompanying notes are an integral part of the financial statements.

                                                    PUGET SOUND ENERGY, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                           For the Three Months Ended September 30
                                                   (Dollars in Thousands)
                                                         (Unaudited)

                                                                            2001                    2000
                                                                -----------------      ------------------
Operating Revenues:
     Electric                                                           $474,319                $886,696
     Gas                                                                  91,778                  72,798
     Other                                                                   802                  19,487
                                                                -----------------      ------------------
          Total operating revenues                                       566,899                 978,981
                                                                -----------------      ------------------
Operating Expenses:
Energy costs:
     Purchased electricity                                               261,148                 660,249
     Purchased gas                                                        50,976                  35,885
     Electric generation fuel                                             67,949                  55,381
     Residential Exchange                                                (19,270)                 (7,983)
Utility operations and maintenance                                        64,213                  55,947
Other operations and maintenance                                           1,423                  19,393
Depreciation and amortization                                             52,060                  49,677
Conservation amortization                                                  1,440                   1,188
FAS-133 unrealized (gain) loss on derivative instruments                     567                       -
Taxes other than federal income taxes                                     38,671                  42,556
Federal income taxes                                                       5,362                   9,090
                                                                -----------------      ------------------
          Total operating expenses                                       524,539                 921,383
                                                                -----------------      ------------------

Operating Income                                                          42,360                  57,598
Other Income                                                               8,885                   5,273
                                                                -----------------      ------------------

Income Before Interest Charges                                            51,245                  62,871
Interest Charges, Net of AFUDC                                            45,771                  43,876
                                                                -----------------      ------------------

Net Income                                                                 5,474                  18,995
Less:  Preferred Stock Dividends Accrual                                   2,085                   2,229
                                                                -----------------      ------------------

Income for Common Stock                                                   $3,389                 $16,766
                                                                =================      ==================

                    The accompanying notes are an integral part of the financial statements.

                                                   PUGET SOUND ENERGY, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                           For the Nine Months Ended September 30
                                                   (Dollars in Thousands)
                                                         (Unaudited)

                                                                                 2001                    2000
                                                                  --------------------      ------------------
Operating Revenues:
     Electric                                                              $1,959,020              $1,762,543
     Gas                                                                      559,061                 376,284
     Other                                                                     30,092                  26,177
                                                                  --------------------      ------------------
          Total operating revenues                                          2,548,173               2,165,004
                                                                  --------------------      ------------------
Operating Expenses:
Energy costs:
     Purchased electricity                                                  1,186,641               1,094,557
     Purchased gas                                                            371,769                 190,273
     Electric generation fuel                                                 233,467                 106,034
     Residential Exchange                                                     (46,315)                (29,255)
Utility operations and maintenance                                            190,806                 169,192
Other operations and maintenance                                                8,042                  27,213
Depreciation and amortization                                                 155,063                 144,878
Conservation amortization                                                       4,645                   5,187
FAS-133 unrealized (gain) loss on derivative instruments                      (14,494)                      -
Taxes other than federal income taxes                                         154,057                 144,984
Federal income taxes                                                           70,394                  75,339
                                                                  --------------------      ------------------
          Total operating expenses                                          2,314,075               1,928,402
                                                                  --------------------      ------------------

Operating Income                                                              234,098                 236,602
Other Income                                                                   14,214                  16,541
                                                                  --------------------      ------------------

Income Before Interest Charges                                                248,312                 253,143
Interest Charges, Net of AFUDC                                                137,936                 128,587
                                                                  --------------------      ------------------

Income Before Cumulative Effect of Accounting Change                          110,376                 124,556
Cumulative Effect of Implementation of FAS-133 Derivative
   Instruments and Hedging Activities (net of tax)                             14,749                       -
                                                                  --------------------      ------------------

Net Income                                                                     95,627                 124,556
Less:  Preferred Stock Dividends Accrual                                        6,328                   6,761
                                                                  --------------------      ------------------

Income for Common Stock                                                       $89,299                $117,795
                                                                  ====================      ==================

                    The accompanying notes are an integral part of the financial statements.

                                                   PUGET SOUND ENERGY, INC.
                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                           For the Three Months Ended September 30
                                                   (Dollars in Thousands)
                                                         (Unaudited)

                                                                                   2001                    2000
                                                                      -----------------       ------------------

Net Income                                                                       $5,474                 $18,995
                                                                      -----------------       ------------------
Other comprehensive income, net of tax:
     Unrealized holding losses arising during the period                         (1,762)                 (1,053)
     Reclassification adjustment for gains included in net income                    (5)                      -
     FAS-133 unrealized losses during the period                                (31,863)                      -
     Reversal of FAS-133 unrealized gains settled during the period              (4,481)                      -
                                                                      -----------------       ------------------
        Other comprehensive income (loss)                                       (38,111)                 (1,053)
                                                                      -----------------        -----------------
Comprehensive Income (Loss)                                                    $(32,637)                $17,942
                                                                      ===================      =================

                                                  PUGET SOUND ENERGY, INC.
                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                           For the Nine Months Ended September 30
                                                   (Dollars in Thousands)
                                                         (Unaudited)

                                                                                   2001                    2000
                                                                      -----------------       ------------------

Net Income                                                                      $95,627                $124,556
                                                                      -----------------       ------------------
Other comprehensive income, net of tax:
     Unrealized holding gains (losses) arising during the period                 (3,169)                  1,212
     Reclassification adjustment for gains included in net income                    (5)                 (3,160)
     FAS-133 transition adjustment                                              286,928                       -
     FAS-133 unrealized losses during the period                               (181,241)                      -
     Reversal of FAS-133 unrealized gains settled during the period            (147,816)                      -
                                                                      ------------------      ------------------
         Other comprehensive income (loss)                                      (45,303)                 (1,948
                                                                      -------------------     ------------------
Comprehensive Income                                                            $50,324                $122,608
                                                                      ===================     ==================

                          The accompanying notes are an integral part of the financial statements.

                                                   PUGET SOUND ENERGY, INC.
                                                 CONSOLIDATED BALANCE SHEETS
                                                   (Dollars in Thousands)
                                                         (Unaudited)

                                                           ASSETS

                                                                              September 30,              December 31,
                                                                              -------------              ------------
                                                                                       2001                      2000
                                                                                       ----                      ----

Utility Plant: (at original cost, including construction work in progress of
$130,913 and $164,221 respectively)
     Electric                                                                    $4,140,900                $4,054,551
     Gas                                                                          1,520,254                 1,459,488
     Common                                                                         361,541                   351,051
     Less:  Accumulated depreciation and amortization                            (2,150,690)               (2,026,681)
                                                                             ----------------    ----------------------

          Net utility plant                                                       3,872,005                 3,838,409
                                                                             ---------------     ---------------------

Other Property and Investments                                                      146,572                   292,297
                                                                             ---------------     ---------------------

Current Assets:
     Cash                                                                           100,013                    36,383
     Accounts receivable, net                                                       180,807                   343,108
     Unbilled revenue                                                                71,576                   211,784
     Materials and supplies, at average cost                                        104,910                    99,001
     Purchased gas receivable                                                       113,255                    96,050
     Current portion of FAS-133 unrealized gain                                      19,569                         -
     Prepayments and other                                                           15,222                    11,607
                                                                             ---------------     ---------------------

          Total current assets                                                      605,352                   797,933
                                                                             ---------------     ---------------------

Long-Term Assets:
     Regulatory asset for deferred income taxes                                     188,143                   207,350
     Regulatory asset for PURPA buyout costs                                        244,181                   243,071
     FAS-133 unrealized gain                                                          8,558                         -
     Other                                                                          229,746                   177,609
                                                                             ---------------     ---------------------

          Total long-term assets                                                    670,628                   628,030
                                                                             ---------------     ---------------------

Total Assets                                                                     $5,294,557                $5,556,669
                                                                             ===============     =====================

                          The accompanying notes are an integral part of the financial statements.

                                                   PUGET SOUND ENERGY, INC.
                                                 CONSOLIDATED BALANCE SHEETS
                                                   (Dollars in Thousands)
                                                         (Unaudited)

                                               CAPITALIZATION AND LIABILITIES

                                                                       September 30,               December 31,
                                                                       -------------               ------------
                                                                                2001                      2000
                                                                                ----                      ----
Capitalization:

    Common shareholders' investment:
       Common stock, $10 stated value,
       150,000,000 shares authorized,
       85,903,791 shares outstanding                                        $859,038                   $859,038
    Additional paid-in capital                                               382,591                    470,179
    Earnings reinvested in the business                                       82,153                     92,673
    Accumulated other comprehensive income (loss)                            (40,553)                     4,750
    Preferred stock not subject to

      mandatory redemption                                                    60,000                     60,000
    Preferred stock subject to
      mandatory redemption                                                    50,662                     58,162
    Corporation obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely junior subordinated
      debentures of the corporation                                          300,000                    100,000
    Long-term debt                                                         2,083,191                  2,170,797
                                                                   ------------------      ---------------------
           Total capitalization                                            3,777,082                  3,815,599
                                                                   ------------------      ---------------------

Current Liabilities:
    Accounts payable                                                         143,204                    410,619
    Short-term debt                                                          301,571                    378,316
    Current maturities of long-term debt                                      92,000                     19,000
    Accrued expenses:
      Taxes                                                                   63,647                    103,996
      Salaries and wages                                                      14,426                     17,445
      Interest                                                                55,261                     43,955
    Current portion of FAS-133 unrealized loss                                60,909                          -
    Other                                                                     20,005                     26,685
                                                                   ------------------      ---------------------
          Total current liabilities                                          751,023                  1,000,016
                                                                   ------------------      ---------------------

Deferred Income Taxes                                                        600,589                    608,185
                                                                   ------------------      ---------------------
Other Deferred Credits                                                       159,296                    132,869
                                                                   ------------------      ---------------------
FAS-133 Unrealized Loss                                                        6,567                          -
                                                                   ------------------      ---------------------
Total Capitalization and Liabilities                                      $5,294,557                 $5,556,669
                                                                   ==================      =====================

                          The accompanying notes are an integral part of the financial statements.

                                                 PUGET SOUND ENERGY, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           For the Nine Months Ended September 30
                                                   (Dollars in Thousands)
                                                         (Unaudited)

                                                                              2001                  2000
                                                                              ----                  ----

Operating Activities:
---------------------
Net Income                                                                 $95,627              $124,556
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                                         155,063               144,878
     Deferred income taxes and tax credits - net                            11,611                (4,173)
     Gain from sale of securities                                                -                (6,476)
     Other                                                                  19,512                24,704
     Change in certain current assets and current liabilities (Note 4)     (48,378)              (15,766)
---------------------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities                        233,435               267,723
---------------------------------------------------------------------------------------------------------

Investing Activities:
---------------------

     Construction expenditures - excluding equity AFUDC                   (194,883)             (223,153)
     Additions to energy conservation program                               (6,241)               (4,325)
     Acquisitions by InfrastruX                                                  -               (80,587)
     Proceeds from sale of Centralia Plant                                       -                30,128
     Proceeds from sale of investment in Cabot stock                             -                51,463
     Repayment from/(Loan to) Schlumberger RMS                              51,948                (1,325)
     Proceeds from sale of securities                                            -                 6,757
     Other                                                                 (10,382)               (7,452)

----------------------------------------------------------------------------------------------------------
          Net Cash Used by Investing Activities                           (159,558)             (228,494)
----------------------------------------------------------------------------------------------------------

Financing Activities:
---------------------
     Change in short-term debt - net                                       (75,442)              (59,702)
     Dividends paid                                                       (106,147)             (107,764)
     Issuance of trust preferred stock                                     200,000                     -
     Redemption of preferred stock                                          (7,500)               (7,501)
     Issuance of bonds                                                           -               250,000
     Redemption of bonds and notes                                         (14,619)             (140,980)
     Other                                                                  (6,539)               (1,709)
----------------------------------------------------------------------------------------------------------
          Net Cash Used by Financing Activities                            (10,247)              (67,656)
----------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                             63,630               (28,427)
Cash at Beginning of Year                                                   36,383                65,707
---------------------------------------------------------------------------------------------------------
Cash at End of Period                                                     $100,013               $37,280
=========================================================================================================

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

(3) Earnings per Common Share

      Puget Energy's basic earnings per common share have been computed based on weighted average common shares outstanding of 86,571,000 and 86,303,000 for the three and nine months ended September 30, 2001 and 85,502,000 and 85,289,000 for the three and nine months ended September 30, 2000.

     Puget Energy's diluted earnings per common share have been computed based on weighted average common shares outstanding of 86,995,000 and 86,717,000 for the three and nine months ended September 30, 2001, and of 85,700,000 and 85,483,000 for the three and nine months ended September 30, 2000, respectively. These shares include the dilutive effect of securities related to employee and director equity plans.

(4) Consolidated Statements of Cash Flows

       The following provides additional information concerning cash flow activities:

PUGET ENERGY
Nine Months Ended September 30                                                    2001                 2000
------------------------------                                                    ----                 ----

Changes in current assets and current liabilities, net of effects of acquisitions by InfrastruX:
  Accounts receivable and unbilled revenue                                    $271,004               $9,974
  Materials and supplies                                                        (9,149)             (21,780)
  Prepayments and other                                                         (7,406)              (6,460)
  FAS-133 unrealized gain                                                       (2,781)                   -
  Purchased gas receivable                                                     (17,205)              (9,170)
  Accounts payable                                                            (264,423)              14,041
  Accrued expenses and other                                                   (20,056)              (2,371)
-------------------------------------------------------------------------------------------------------------
Net change in current assets and current liabilities                          $(50,016)            $(15,766)
===================================================================== ================== ====================
Cash payments:
  Interest (net of capitalized interest)                                      $128,961             $135,284
  Income taxes                                                                 $62,900              $77,100
-------------------------------------------------------------------------- ------------ --------------------

PUGET SOUND ENERGY
Nine Months Ended September 30                                                    2001                 2000
------------------------------                                                    ----                 ----

Changes in current assets and current liabilities:
  Accounts receivable and unbilled revenue                                    $278,366               $9,974
  Materials and supplies                                                       (11,131)             (21,780)
  Prepayments and other                                                         (5,308)              (6,460)
  FAS-133 unrealized gain                                                       (2,781)                   -
  Purchased gas receivable                                                     (17,205)              (9,170)
  Accounts payable                                                            (256,494)              14,041
  Accrued expenses and other                                                   (33,825)              (2,371)
-------------------------------------------------------------------------------------------------------------
Net change in current assets and current liabilities                          $(48,378)            $(15,766)
====================================================================== ================= ====================
Cash payments:
  Interest (net of capitalized interest)                                      $126,448             $135,284
  Income taxes                                                                 $61,445              $77,100
-------------------------------------------------------------------------- ------------ --------------------

(5) Segment Information

     The Company operates primarily in the Regulated Utility Operations business segment. The Company's regulated utility operation generates, purchases and sells electricity and purchases, transports and sells natural gas. The Company's service territory covers approximately 6,000 square miles in the State of Washington.

     The other business segment is non-utility lines of business which include specialized contracting services to utilities (See Note 7) and real estate investment and development. The Company is continuing to grow the specialized contracting services business through acquisitions. The assets of ConneXt, the development and marketing of customer information and billing system software segment, were sold during the third quarter of 2001. The third quarter results of 2001 include $8.0 million after-tax gain related to the ConneXt sale. Reconciling items between segments are not material.

       Financial data for business segments are as follows:

  (Dollars in Thousands)                                  Regulated
         Three Months Ended September 30, 2001              Utility          Other              Total
------------------------------------------------------------------------------------------------------
  Revenues                                                 $566,097        $53,573           $619,670
  Net Income                                                 (3,207)        10,016              6,809
  Total Assets                                            5,144,140        359,568          5,503,708
------------------------------------------------------------------------------------------------------

                                                          Regulated
         Three Months Ended September 30, 2000              Utility          Other              Total
------------------------------------------------------------------------------------------------------
  Revenues                                                 $959,494        $19,487           $978,981
  Net Income                                                 20,233         (1,238)            18,995
  Total Assets                                            4,988,882        235,694          5,224,576
------------------------------------------------------------------------------------------------------

  (Dollars in Thousands)                                  Regulated
          Nine Months Ended September 30, 2001              Utility          Other              Total
------------------------------------------------------------------------------------------------------
  Revenues                                               $2,518,081       $156,872         $2,674,953
  Net Income                                                 72,168         26,404             98,572
  Total Assets                                            5,144,140        359,568          5,503,708
------------------------------------------------------------------------------------------------------

                                                          Regulated
          Nine Months Ended September 30, 2000              Utility          Other              Total
------------------------------------------------------------------------------------------------------
  Revenues                                               $2,138,827        $26,177         $2,165,004
  Net Income                                                123,704            852            124,556
  Total Assets                                            4,988,882        235,694          5,224,576
------------------------------------------------------------------------------------------------------

(6) Accounting for Derivative Instruments and Hedging Activities

     On January 1, 2001, Puget Energy adopted Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), as amended by Statement No. 138. Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Puget Energy enters into both physical and financial contracts to manage its energy resource portfolio. Certain of these contracts met the derivative classification requirements of the statement and are reported at fair value on the balance sheet. Beginning with the implementation of Statement No. 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as a qualifying cash flow hedge under the statement. For the three month period ended September 30, 2001, Puget Energy recorded approximately $0.6 million pre-tax ($0.4 million after-tax) decrease to current earnings. Due to a slight difference between forecasted and actual electric generation, PSE has included in income approximately $2.7 million of amounts previously included in other comprehensive income.

     For the nine months ended September 30, 2001, Puget Energy recognized the cumulative effect of this change in accounting principle by recording an after-tax decrease to current earnings of approximately $14.7 million. In addition, Puget Energy recorded approximately $14.5 million pre-tax ($9.4 million after-tax) increase to current earnings for the nine month period related to the mark-to-market of electric derivative transactions and reversal of settled contracts. When the underlying contracts giving rise to the income statement gains are fulfilled over the next 12 months, the assets (included in other property and investments and current assets on the balance sheets) established under Statement No. 133 will be reversed.

      For the three month period ended September 30, 2001, Puget Energy recorded a decrease in other comprehensive income for electric energy contracts designated as qualifying cash flow hedges of approximately $36.3 million after-tax for the change in their market value. Puget Energy anticipates approximately $44.1 million of net loss recorded in other comprehensive income at September 30, 2001 will reverse over the following twelve months as the underlying contracts are settled and will, as a result, report a corresponding decrease to current assets and liabilities and an increase to other comprehensive income for this reversal. The decrease in the current assets and liabilities and an increase to other comprehensive income will have no net effect on current earnings and the economic effects of the transactions will be recorded upon settlement. These estimates are based upon the forward market prices for energy at September 30, 2001. Changes in the market value of derivative transactions related to the retail gas business are deferred under Puget Energy's Purchased Gas Adjustment mechanism and recorded in earnings as the transactions are executed under the PGA Incentive Mechanism.

      For the nine months ended September 30, 2001, Puget Energy recorded a net loss to other comprehensive income of approximately $42.1 million after-tax and with offsetting entries to assets and liabilities. As contracts are settled, the assets and liabilities will decrease and a corresponding amount will be reversed from other comprehensive income.

     In June 2001, the Financial Accounting Standards Board's Derivative Implementation Group for Statement No. 133 issued guidance under Issue No. C15 - "Normal Purchase and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity" that would allow certain purchase power and sales agreements, including capacity contracts, to be exempt under the normal purchase and normal sales exemption of Statement No. 133 beginning in the third quarter of 2001. If a contract meets the criteria for normal purchase and normal sales exemption, then the contract is not marked-to-market in current earnings or other comprehensive income. PSE implemented Issue No. C15 effective July 1, 2001. The previously recorded amounts in other comprehensive income at June 30, 2001, relating to contracts that meet the requirements of Issue No. C15 will now be reversed as the contracts settle per the provisions of Statement No. 133 and subsequent changes in market value will not be recorded. For those contracts that meet the criteria of Issue No. C15 that are entered into after June 30, 2001, PSE will no longer mark-to-market their changes.

     In October 2001, the Financial Accounting Standards Board's Derivative Implementation Group for Statement No. 133 issued tentative guidance under Issue C16 - "Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract". Issue C16 indicates that fuel supply contracts that combine a forward contract and a purchased option cannot qualify for the normal purchase and normal sales exception because of the optionality regarding the quantity of fuel to be delivered under the contract. Issue C16 is effective April 1, 2002 for PSE. As a result, these contracts will be required to be marked-to-market through earnings. PSE will be reviewing its fuel supply contracts to determine which will no longer qualify as normal purchase and normal sales contracts.

(7) Acquisitions

     During the third quarter of 2000, InfrastruX Group Inc. ("InfrastruX"), a wholly-owned subsidiary of Puget Energy, acquired two utility infrastructure construction companies for a total price of $87.7 million. During the first nine months of 2001, InfrastruX acquired five additional companies for a total price of $71.4 million.

      The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the operating results of these companies have been included in Puget Energy's consolidated financial statements since their acquisition dates. Goodwill representing the excess of cost over the net tangible and identifiable intangible assets of the business was approximately $89.1 million at the time of purchase. During 2001, goodwill is being amortized on a straight-line basis using a 30-year life except for goodwill on acquisitions occurring after June 30, 2001, which is not amortized per Statement of Financial Accounting Standards No. 142 - "Goodwill and Other Intangible Assets" ("Statement No. 142"). With the implementation of Statement No. 142 in January 2002, Puget Energy will discontinue amortizing all goodwill and, instead, perform impairment tests to determine if goodwill should be written-down. Goodwill amortization for the three and nine months ended September 30, 2001 were $0.6 million and $1.7 million, respectively, compared to $0.5 million for the three and nine months ended September 30, 2000. The pro forma combined revenues, net income, and earnings per common share of Puget Energy presented below give effect to the acquisitions as if they had occurred on January 1, 2000. These results are not necessarily indicative of the results of operations that would have occurred had the acquisitions of these companies been consummated for the period for which they are being given effect.

Unaudited
  (Thousands, except per share amounts)
    For the three months ended:                September 30, 2001         September 30, 2000
---------------------------------------------------------------------------------------------
  Operating Revenues                                    $ 626,206                $ 1,022,480
  Net Income For Common Stock                               4,895                     16,743
  Basic Earnings per Common Share                        $   0.06                   $   0.20
  Diluted Earnings per Common Share                      $   0.06                   $   0.20

Unaudited
  (Thousands, except per share amounts)
    For the nine months ended:                 September 30, 2001         September 30, 2000
---------------------------------------------------------------------------------------------
  Operating Revenues                                  $ 2,710,709                $ 2,323,198
  Net Income For Common Stock                              92,829                    121,995
  Basic Earnings per Common Share                        $   1.08                   $   1.43
  Diluted Earnings per Common Share                      $   1.07                   $   1.43

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

     In June 2001, InfrastruX signed a credit agreement with several banks for up to $150 million. Under the credit agreement, Puget Energy is the guarantor of the line of credit. At September 30, 2001, InfrastruX had $70.0 million of borrowings outstanding under the agreement with a maturity date of June 30, 2004. The interest rate on each draw from the line of credit is set at LIBOR plus 1.25%. The average interest rate on the outstanding debt was 4.8% at September 30, 2001.

      In August 2001, Schlumberger North America paid off their outstanding loan balance of $64.1 million due PSE under the Schlumberger/CellNet agreement. The loans were made by PSE to Schlumberger/CellNet so Schlumberger/CellNet could finance an Automated Meter Reading ("AMR") network system deployed in PSE's service territory. The network system was used as collateral for the loan.

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141 - "Business Combinations" ("Statement No. 141"). Statement No. 141 establishes accounting and reporting standards for business combinations and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. While this statement may result in additional disclosures for material acquisitions, it will not impact the Company's financial position or results of operations.

      In July 2001, the Financial Accounting Standards Board issued Statement No. 142 - "Goodwill and Other Intangible Assets" ("Statement No. 142"). Statement No. 142 establishes accounting and reporting standards for goodwill and other intangible assets for fiscal years beginning after December 15, 2001 recognized in the Company's financial statements after this date. Certain provisions of Statement No. 142 will be applied to goodwill and other intangible assets acquired after June 30, 2001. Upon adoption of Statement No. 142, the Company will discontinue amortizing goodwill and, instead, perform impairment tests to determine if goodwill should be written down.

      In August 2001, the Financial Accounting Standards Board issued Statement No. 143 - "Accounting for Asset Retirement Obligations" ("Statement No. 143"). Statement No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the company will capitalize the cost as part of the asset's carrying amount and expense the retirement obligation over the asset's useful life. The adoption of this statement is for fiscal years beginning after June 15, 2002, although earlier adoption is encouraged. The Company is in the process of determining the impacts of this statement.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 supersedes the Financial Accounting Standards Board's Statement 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of" and establishes a single accounting method for valuation of long-lived assets to be disposed of by sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have an impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

-------------------------------------------------------------------------------------

      The following discussion of the Company's financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Words such as "anticipate," "believe," "expect," "future" and "intend" and similar expressions are used to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and under the caption "Statement Regarding Forward-Looking Statements" at the end of Item 3. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

Results of Operations

      Puget Energy's net income for the three months ended September 30, 2001 was $6.8 million on operating revenues of $619.7 million, compared with net income of $19.0 million on operating revenues of $979.0 million for the same period in 2000. Income for common stock was $4.7 million for the third quarter of 2001 compared to $16.8 million for the third quarter of 2000. Basic earnings per share were $0.06 for the third quarter of 2001 compared to $0.20 for the third quarter of 2000. Diluted earnings per share were $0.05 for the third quarter of 2001 compared to $0.20 for the third quarter of 2000.

     For the first nine months of 2001, Puget Energy's net income was $98.6 million on operating revenues of $2.7 billion, compared with net income of $124.6 million on operating revenues of $2.2 billion for the corresponding period in 2000. Income for common stock was $92.2 million for the nine months ended September 30, 2001 and $117.8 million for the same period in 2000. Basic and diluted earnings per common share were $1.07 and $1.06 for the nine months ended September 30, 2001, and $1.38 and $1.38, respectively, for the same period in 2000.

     Total kilowatt-hour electric sales were 6.5 billion, including 2.2 billion in sales to other utilities and marketers, for the third quarter of 2001, compared to 10.3 billion, including 5.5 billion in sales to other utilities and marketers, for the third quarter of 2000. For the nine month periods ended September 30, 2001 and 2000, total kilowatt-hour sales were 20.7 billion, including 6.0 billion in sales to other utilities and marketers, and 26.5 billion, including 10.7 billion in sales to other utilities and marketers, respectively.

      Total gas volumes were 132.4 million therms, including 45.1 million therms in transportation volumes for the three months ended September 30, 2001, compared to 136.2 million therms, including 46.7 million therms of transportation, for the same period in 2000. For the nine months ended September 30, 2001, total gas volumes were 706.6 million therms, including 138.2 million therms of transportation, compared to 742.8 million therms, including 154.7 million therms of transportation, for the same period in 2000.

      PSE's operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers do occur from season to season and from month to month within a season, primarily as a result of weather conditions. PSE normally experiences its highest retail energy sales in the first and fourth quarters of the year. Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult.

      PSE meets its forecasted electric supply needs throughout the year through PSE-owned electric generation and by obtaining power through long-term contracts, annual contracts and short-term markets. PSE meets its forecasted natural gas supply needs throughout the year through PSE-owned gas storage and by purchasing gas supplies through long-term contracts, annual contracts and short-term markets. PSE also performs risk management activities to optimize the value of energy supply and transmission assets and to ensure that physical energy supply is available to meet the customer demand loads. PSE also purchases energy when demand exceeds available supplies in its portfolio; likewise PSE makes sales to other utilities and marketers when surplus energy is available. These transactions are part of PSE's normal operations to meet retail load. Electric sales to other utilities and marketers vary by quarter and year depending principally upon water conditions for the generation of hydroelectric power, retail customer usage, the energy requirements of other utilities and energy market conditions in the Pacific Northwest. For the nine months ended September 30, 2001, PSE's generation and energy delivered contracts for hydroelectric energy was 36% or 2,122,000 mWhs below normal due to drought conditions. A shortfall in hydroelectric energy production increases electric generation fuel and operating expenses and purchased electricity expenses.

      Beginning in the second half of 2000, the West Coast wholesale energy market began experiencing energy prices that greatly exceeded historical norms, reflecting unfavorable hydro conditions and increased consumer demand in California, among other factors. As a result, certain of PSE's industrial index-rate electric customers reduced their usage due to these high prices. Other customers' usage in general has declined slightly due to energy conservation measures by PSE's customers. To the extent electric retail load is reduced, PSE, when in a surplus power situation, has more power to sell into the wholesale market or when in a deficit power situation, has to purchase less power in the wholesale market to meet its electric retail load.

      On June 19, 2001, FERC implemented price controls on wholesale electricity in the western states. Several factors, including the price controls, have contributed to the dramatic decline in wholesale electric prices by the end of the second quarter of 2001 and, therefore, have greatly diminished the value of PSE's excess electric energy during that period and into the foreseeable future. PSE and other western utilities have filed an appeal asking FERC to review its June 19, 2001 order and make modifications to the price controls to stabilize wholesale prices in California and prevent the energy problems from spreading to other states.

      Temperatures based on heating-degree-days measured at Seattle-Tacoma airport during the three and nine month periods ended September 30, 2001 were near normal and 4% cooler than normal, respectively.

                                             Results of Operations of Puget Energy
                                           Comparative Three and Nine Months Ended
                                          September 30, 2001 vs. September 30, 2000
                                                     Increase (Decrease)

                                                       Three Month Period            Nine Month Period
                                                       -----------------            -----------------
                                                                    (Dollars in Millions)
Operating revenue changes:
 General rate increases                                          $2.2                         $9.3
 BPA Residential Purchase & Sale Agreement                        1.6                          5.5
 Electric sales to other utilities and marketers               (303.3)                       213.7
 Electric revenue sold at index rates                           (57.9)                        36.9
 Electric revenue sold to conservation trust                      1.4                          2.0
 Electric conservation incentive credit                          (9.9)                       (13.4)
 Electric load and other                                        (46.5)                       (57.5)
 Gas revenue                                                     19.0                        182.8
 InfrastruX revenue                                              36.5                        110.5
 Other revenue                                                   (2.4)                        20.1
                                                            -----------                -----------
     Total operating revenue change                            (359.3)                       509.9

Operating expense changes:
 Energy costs:
     Purchased electricity                                    (399.1)                        92.1
     Purchased gas                                              15.1                        181.5
     Electric generation fuel                                   12.6                        127.4
     Residential exchange credit                               (11.3)                       (17.1)
 Utility operations and maintenance                              8.3                         21.6
 InfrastruX operations and maintenance                          30.9                         95.8
 Other operations and maintenance                               (2.4)                        (3.5)
 Depreciation and amortization                                   4.5                         15.4
 Conservation amortization                                        .2                          (.5)
 FAS-133 unrealized (gain) loss                                   .6                        (14.5)
 Taxes other than federal income taxes                          (3.9)                         9.1
 Federal income taxes                                           (3.0)                        (3.1)
                                                           -----------                 -----------
     Total operating expense change                           (347.5)                       504.2
                                                           -----------                 -----------

Other income (net of tax) change                                 2.6                         (5.1)
Interest charges                                                 3.0                         11.9
FAS-133 transition adjustment loss (net of tax)                    -                         14.7
                                                           -----------                 -----------
     Net income change                                        $(12.2)                      $(26.0)
                                                           ===========                 ===========

The following is additional information pertaining to the changes outlined in the above table.

Operating Revenues - Electric

      Electric revenues for the three months ended September 30, 2001 were $474.3 million, a decrease of $412.4 million compared to the same period in 2000. Electric sales to other utilities and marketers in the western wholesale market, including the Pacific Northwest, decreased $303.3 million in the three months ended September 30, 2001 compared to the same period in 2000 due to decreased prices in the wholesale electricity market, while wholesale sales volumes declined by 3.4 billion kWh or 61.1% in the three months ended September 30, 2001 compared to the same period in 2000. Retail sales volumes declined 8.9% from 4.8 billion kWh in 2000 to 4.4 billion kWh in 2001. Retail sales revenue decreased 25.3% as a result of lower rates paid by industrial customers on market index rates and several index rate customers switching to transportation rate tariffs beginning in July 2001 as allowed by a Washington Commission order dated April 5, 2001 authorizing the establishment of a transportation tariff.

      Electric revenues for the nine months ended September 30, 2001, were $2.0 billion, an increase of $196.5 million or 11.1% over the same period in 2000. Electric sales to other utilities and marketers in the western market, including the Pacific Northwest, increased $213.7 million in the nine months ended September 30, 2001 compared to the same period in 2000 due to increased prices in the wholesale electricity market while wholesale sales volumes declined by 4.7 billion kWh or 44.0% as compared to 2000. Retail sales volumes declined 7.0% from 15.8 billion kWh in 2000 to 14.7 billion kWh in 2001. Retail sales revenue increased slightly as a result of higher rates paid by industrial customers on market index rate tariffs and contracts offset by those customers switching to transportation rate tariffs beginning in July 2001. A 1.7% increase in the number of electric customers served also contributed to the increase in revenue.

      Electric revenues in the third quarter of 2001 decreased significantly compared to that of the third quarter of 2000 due to decreased prices related to wholesale electric energy sales to other utilities and marketers and sales to customers whose rates are tied to a market index. Several factors, including the near historically low hydroelectric conditions in the Pacific Northwest and the increased consumer demand in California had raised wholesale market prices on the West Coast to unprecedented levels beginning in May 2000. Since June 2001, wholesale electric energy prices have dramatically declined due to several factors. PSE continues to operate without an electric rate adjustment mechanism.

      Electric revenues were reduced by approximately $9.9 million and $13.4 million for the three and nine months ended September 30, 2001, respectively, related to a customer conservation incentive credit which was approved by the Washington Commission on April 25, 2001. The conservation incentive credit was to reduce customers' bills by $0.05 per kWh for each kWh reduction in excess of 10% from the same billing period in the prior year through December 31, 2001. On November 7, 2001, the Washington Commission approved PSE's request to terminate the conservation incentive credit program effective November 8, 2001.

      On April 25, 2001, the Washington Commission approved "time-of-day" rates for approximately 300,000 residential electric customers for the period May 1, 2001 through September 30, 2001. On September 26, 2001, the Washington Commission authorized the extension of the "time-of-day" rates pilot program for residential customers through May 31, 2002 and to allow approximately 20,000 business customers to participate in a "time-of-day" rates program from October 1, 2001 through September 30, 2002. In the order, if the cumulative revenues collected under "time-of-day" tariffs during the beginning through the end of the programs exceed the revenues that would have been collected under the original tariffs, PSE must defer any overcollection and refund it to participating customers. Through September 30, 2001, revenues billed under the "time-of-day" tariff have been slightly less than original tariffs by an immaterial amount, thus no deferred liability was established at September 30, 2001. Personal Energy ManagementTM consumption information is available to all classes of customers. Customers are able to monitor their energy usage and shift usage to low-demand off-peak periods. This program reduces the demand for peak power generation.

      Revenues from electric customers in the first nine months of 2001 and 2000 were reduced by a Residential and Farm Energy Exchange credit tariff in place since October 1, 1995. Under the rate plan approved by the Washington Commission in its merger order, PSE reflected in customers' bills the level of Residential Exchange benefits in place at the time of the merger with Washington Energy Company in 1997. On January 29, 1997, PSE and Bonneville Power Administration (BPA) signed an agreement under which PSE received payments from BPA of approximately $235 million over an approximately five-year period that ended June 2001. These payments were recorded as a reduction of purchased electricity expenses.

      On June 13, 2001, the Washington Commission approved an amended Residential Purchase and Sale Agreement between PSE and BPA, under which PSE's residential and small farm customers would receive benefits of federal power. Completion of this agreement enables PSE to continue to provide, and in fact increase, effective January 1, 2002, the Residential and Farm Energy Exchange credit. Under the amended settlement agreement, PSE will receive cash payments during the period July 1, 2001 through September 30, 2006 and benefits in the form of power and/or cash equivalent to approximately 648 annual average MW from October 1, 2006 through September 30, 2011. The level and form of any federal benefits to be received by PSE's residential and small farm customers may vary, depending on the outcome of regulatory and legal proceedings and reviews. For calendar 2001, the benefits of the Residential and Farm Energy Exchange credited to customers is anticipated to be approximately $103.2 million as compared to an offsetting reduction in Purchased Electricity Expense of $72.9 million. Beginning July 1, 2001, the cash payments received from BPA by PSE will be passed-through to eligible residential and small farm customers, with an offsetting reduction in Purchased Electricity Expense recorded. PSE expects payments from BPA spread monthly in the amount of $127.3 million for the period January 2002 through September 2002 and $702.2 million for the period October 2002 through September 2006.

      To implement this agreement for rate purposes, the Washington Commission approved tariff revisions to transfer the Residential and Farm Energy Exchange credit in effect since October 1, 1995 in the amount of 1.085 cents per kWh, to general rates effective July 1, 2001. Also approved was a supplemental Residential and Farm Energy Exchange credit for eligible residential and small farm customers. This Residential and Farm Exchange Benefit Supplemental Rider will be a credit of 0.265 cents per kWh for the period January 1, 2002 through September 30, 2002, 0.600 cents per kWh for the period October 1, 2002 through May 31, 2006 and 1.050 cents per kWh for the period June 1, 2006 through September 30, 2006. The approval of the tariffs by the Washington Commission, effective July 1, 2001, was without predetermining or prejudicing any argument as to whether or how the terms of the Washington Commission's order dated February 5, 1997, regarding the merger of Washington Natural Gas Company and Puget Sound Power and Light Company into Puget Sound Energy, "have been fulfilled, or as of what effective date any relief, if warranted, should be granted". On October 17, 2001, the Public Counsel Section of the Washington State Attorney General's Office filed a complaint with the Washington Commission stating PSE has violated the Washington Commission's 1997 merger order by following the Commission's order issued June 13, 2001 in connection with the BPA Residential Exchange. The Public Counsel's complaint is that PSE's residential and small farm customers should receive both the benefits of the residential exchange credit in place prior to June 30, 2001, and in addition, the benefits of the amended Residential Purchase and Sale Agreement effective July 1, 2001, even though BPA is paying to PSE only the amounts under the amended agreement. If Public Counsel's position were upheld, PSE's electric revenues for the last six months of 2001 would be reduced by approximately $47.9 million. While PSE believes this complaint is without merit, PSE is unable to predict the outcome of this proceeding.

      To meet customer demand, PSE's power supply portfolio includes net purchases of power under long-term supply contracts. However, depending principally upon streamflow available for hydroelectric generation and weather effects on customer demand, from time to time, PSE may have surplus power available for sale to wholesale customers. PSE manages its core energy portfolio through short and intermediate-term purchases, sales, arbitrage and other risk management techniques. PSE also operates its combustion turbine plants located in Western Washington when it is cost-effective to do so. During the first nine months of 2001, PSE has operated its combustion turbine plants extensively to meet retail load requirements. PSE's Risk Management Committee oversees energy price risk matters.

      PSE operates within the western wholesale market and has made sales into the California energy market. During the first quarter of 2001, PSE received partial payments for sales made in the fourth quarter of 2000. At December 31, 2000, PSE's receivables from the California Independent System Operators (CAISO) and other counter-parties, net of reserves, were $41.8 million. At September 30, 2001, such receivables, net of reserves, were approximately $26.6 million.

Operating Revenues - Gas

      Gas operating revenues for the three months ended September 30, 2001 increased by $19.0 million from the same period in 2000. Total gas sales volumes decreased 2.8% from 136.2 million therms in 2000 to 132.4 million therms in 2001. The primary reason for the increase in gas sales revenue was higher natural gas prices that are passed through to customers in the Purchased Gas Adjustment (PGA). Increases in gas rates to all sales customers under the PGA of 30.2% and 26.4% were effective August 1, 2000 and January 12, 2001, respectively. Offsetting this is an 8.9% decrease in gas rates under the PGA to all sales customers effective September 1, 2001.

      For the nine months ended September 30, 2001, gas operating revenues increased $182.8 million or 48.6% from $376.3 million in the nine months ended September 30, 2000, to $559.1 million in the nine months ended September 30, 2001, while total gas volumes decreased 4.9%. The increase in revenues in the period was primarily due to net higher natural gas rates as previously mentioned.

Operating Revenues - Other

      Other operating revenues for the three and nine months ended September 30, 2001 increased by $34.1 million and $130.6 million from the same periods in 2000. This increase in other operating revenues was due primarily to InfrastruX, which has acquired several companies beginning in the third quarter of 2000. InfrastruX contributed to an increase of $36.5 million and $110.5 million for the three and nine month periods ended September 30, 2001, respectively, and PSE's subsidiary, Puget Western, Inc. contributed to an increase of $26.9 million from property sales in the nine months of 2001.

Operating Expenses

      Purchased electricity expenses decreased $399.1 million for the three months ended September 30, 2001 compared to the same period in 2000 and increased $92.1 million for the nine months ended September 30, 2001 compared to the same period in 2000. The three-month period decrease reflects the dramatic decline of wholesale electricity prices since June 2001 from year-ago levels. The nine month period increase was due primarily to increased prices for non-firm power from other utilities and marketers in the West Coast power market during a period of near historic low hydroelectric conditions, moderated by the decline of wholesale electricity prices from year-ago levels beginning in June 2001. In addition, PSE experienced an 83 day unplanned outage of one of PSE's 104 MW combustion turbine electric generating units located at its Fredonia generating station during the first half of 2001.

      Purchased gas expenses increased $15.1 million and $181.5 million for the three and nine month periods ended September 30, 2001 compared to the same periods in 2000. The increase was due primarily to the impact of increased gas costs, which are passed through to customers through the PGA mechanism.

      Electric generation fuel expense increased $12.6 million and $127.4 million for the three and nine month periods ended September 30, 2001 compared to the same periods in 2000 as a result of increased generation and higher fuel costs at PSE-owned combustion turbine facilities. These facilities operated at much higher levels during the nine months ended September 30, 2001 compared to the same period in 2000 due to adverse hydroelectric conditions.

      Utility operations and maintenance increased $8.3 million and $21.6 million for the three and nine month periods ended September 30, 2001 compared to the same periods in 2000 primarily due to costs related to the Personal Energy ManagementTM energy-efficiency program, increases in non-production costs, repair costs associated with the earthquake in the Pacific Northwest on February 28, 2001, and a net cost of $1.0 million after insurance recovery of $11.8 million to repair the PSE-owned Fredonia combustion turbine plant which was out of service from February 21, 2001 through May 14, 2001. PSE has received a partial payment of $4.0 million associated with the $11.8 million insurance claim and is awaiting payment on the remainder. PSE's Personal Energy Management program helps to minimize energy purchases at peak times when electric energy is most costly.

      InfrastruX's operations and maintenance expenses for the three and nine months ended September 30, 2001 were $30.9 million and $95.8 million higher than comparable periods in 2000 due to the activities of its subsidiaries that were acquired beginning in the third quarter of 2000.

      Depreciation and amortization expense increased $4.5 million and $15.4 million for the three and nine month periods ended September 30, 2001 compared to the same periods in 2000 due primarily to the effects of new plant placed into service during the past year. Also contributing to the increase are the acquisitions by InfrastruX which increased depreciation and amortization by $1.5 million and $4.5 million for the three and nine month periods, respectively.

      Financial Accounting Standards Board Statement No. 133 ("Statement No.133") was adopted on January 1, 2001. During the three months ended September 30, 2001 a decrease to current earnings of approximately $0.6 million pre-tax ($0.4 million after-tax) was recognized for unrealized losses associated with electric derivative transactions during the quarter. During the nine months ended September 30, 2001 an increase to current earnings of approximately $14.5 million pre-tax ($9.4 million after-tax) was recognized for unrealized gains associated with electric derivative transactions and a $14.7 million after-tax transition adjustment loss was recorded during the nine months ended September 30, 2001 resulting from recognizing the cumulative effect of this change in accounting principle. (For further discussion see Note 6).

      Taxes other than federal income taxes decreased $3.9 million and increased $9.1 million for the three and nine month periods ended September 30, 2001 compared to the same periods in 2000 primarily due to municipal and state excise taxes which are revenue based.

Other Income

      Other income, net of federal income tax, increased $2.6 million and decreased $5.1 million for the three and nine month periods ended September 30, 2001 compared to the same periods in 2000, due primarily to an $8 million gain from sale of the assets of ConneXt to Alliance Data Systems offset by ConneXt's operating loss of approximately $1 million through the date of the sale in the third quarter of 2001. Other income also includes an increase in goodwill amortization expense related to acquisitions by InfrastruX during the three and nine months ended September 30, 2001 of $0.1 million and $1.2 million, respectively.

Interest Charges

      Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $3.0 million and $11.9 million for the three and nine month periods ended September 30, 2001 compared to the same periods in 2000. Interest on long-term debt increased $8.9 million and $22.6 million in the three and nine month periods ended September 30, 2001 compared to the same period in 2000 as a result of the issuance of $25 million 7.61% Senior Medium-Term Notes, Series B, in September 2000, the issuance of $260 million 7.69% Senior Medium-Term Notes, Series C, in November 2000, and the issuance of $200 million 8.40% Trust Preferred Securities in May, 2001. Other Interest Expense decreased $5.9 million and $10.7 million in the three and nine month periods ended September 30, 2001 compared to the same periods in 2000 due primarily to interest offset related to the PGA and lower interest rates on lower short term borrowing.

Capital Expenditures, Capital Resources and Liquidity

      Current construction expenditures for generation, transmission and distribution are designed to meet continuing customer growth and to improve efficiencies of PSE's energy delivery systems. Construction expenditures, excluding equity AFUDC, were $194.9 million for the nine months ended September 30, 2001 compared to $223.2 million for the same period in 2000. Capital expenditures for the year are expected to be $247 million.

      Puget Energy issued common stock for the Company's Stock Purchase and Dividend Reinvestment Plan of $6.4 million (265,400 shares) and $19.2 million (799,680 shares) in the three and nine months ended September 30, 2001 compared to $6.6 million (274,498 shares) and $16.6 million (716,485 shares) for the same periods in 2000.

      On September 30, 2001, PSE had available $375.0 million in lines of credit with various banks, which provide credit support for outstanding bank loans and commercial paper of $201.1 million, effectively reducing the available borrowing capacity under these lines of credit to $173.9 million. In addition, PSE has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements. There was $100.5 million outstanding under these arrangements at September 30, 2001.

      On September 30, 2001, InfrastruX and its subsidiaries had available $166.5 million in lines of credit with various banks, which provide credit support for outstanding bank loans of $79.8 million, effectively reducing the available borrowing capacity under these lines of credit to $86.7 million.

      Because of the steep decline in wholesale electric prices since June 30, 2001 and the record low hydro conditions, PSE estimates that the value of its projected surplus electric supply has declined significantly. That decline in value increased PSE's projected net power costs, resulting in a significant under recovery in rates of those costs. Therefore, on August 21, 2001, PSE made a filing with the Washington Commission for emergency rate relief in the form of a cost-recovery mechanism whereby customers' electric bills would be linked to PSE's actual net power costs. Through this mechanism, PSE sought to immediately begin deferring the difference between its net power costs and the amounts currently being recovered through existing customer rates and reflect these amounts in customers' bills beginning November 2001. This plan would remain in place until PSE's general rate case, which will be filed in November 2001, is decided. On October 4, 2001, the Washington Commission denied PSE's request.

      On October 12, 2001, PSE filed a petition for reconsideration and rehearing of the decision, asking the Washington Commission to grant a hearing to hear evidence of the adverse impacts on credit quality (because of the decline in earnings and cash flows), costs to customers and, ultimately, the liquidity of the Company that denial of emergency relief, and, thereby continued under recovery of power costs, would cause. On October 24, 2001, the Washington Commission denied PSE's petition. PSE is expected to file a general rate case in November 2001. General rate cases in Washington state typically take 11 months to complete. PSE also expects to file in November 2001 a request for interim rate relief. Without interim rate relief, the projected increase in PSE's net power costs for the remainder of 2001 and 2002 will result in significant negative impacts on estimated electric margins. Current estimates of expected under recovery of power costs for the period September through December 31, 2001 and for calendar 2002 are $100 million and $175 million, respectively.

      On October 8, 2001, Standard & Poor's lowered its long-term ratings on Puget Energy and PSE following the Washington Commission's order of October 4, 2001 denying PSE's request of August 21, 2001 for a power cost recovery mechanism and interim rate relief. On October 30, 2001, Standard & Poor's further downgraded its long-term ratings of Puget Energy and PSE following the Washington Commission's order of October 24, 2001, denying PSE's petition that the Washington Commission reconsider their October 4, 2001 decision.

      On October 9, 2001, Moody's Investor Service placed the rating of Puget Energy and PSE under review for possible downgrade as a result of the Washington Commission's order of October 4, 2001. On October 26, 2001, Moody's issued a report stating they were continuing their review for possible downgrade of its long-term ratings until the Washington Commission acted on PSE's expected filing for interim rate relief (after PSE's general rate case filing November 2001).

      As a result of recent rating agency downgrades, PSE's borrowing cost will increase and its access to capital markets may become more limited.

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

      On October 31, 2001, a Purchased Gas Adjustment ("PGA") Incentive Mechanism in place since July 1, 1998 expired. The PGA Incentive Mechanism's purpose was to encourage competitive gas purchasing and management of pipeline and gas storage in order to benefit both customers and shareholders of PSE. PSE will consider whether to extend or revise the PGA Incentive Mechanism in the context of its upcoming general rate case.

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

      On July 24, 2001, PSE filed a request with the Washington Commission to lower gas rates due to lower natural gas costs purchased for customers under terms of the Purchased Gas Adjustment (PGA) mechanism. On August 29, 2001, the Washington Commission approved a decrease in PSE natural gas rates by 8.9 % effective September 1, 2001. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in gas pipeline transportation costs. PSE's gas margin and net income is not affected by changes under the PGA.

      On July 25, 2001, the Federal Energy Regulatory Commission (FERC) ordered an evidentiary hearing to determine what refunds California energy buyers are due for purchases in the spot markets operated by the California Independent System Operator Corporation or the California Power Exchange Corporation covering the period October 2, 2000 through June 20, 2001. The presiding Administrative Law Judge in this proceeding has set a trial schedule through March 8, 2002 when the presiding Administrative Law Judge will issue his finding of fact and record on the matter. PSE entered into transactions that may be subject to refund in this proceeding and is unable to predict the outcome of this FERC proceeding or any judicial proceeding arising therefrom.

      On July 25, 2001, FERC also established a separate preliminary evidentiary proceeding for the purpose of exploring whether there have been excessive charges for spot market sales in the Pacific Northwest for the period December 25, 2000 through June 20, 2001. The presiding Administrative Law Judge in this Pacific Northwest proceeding has issued a recommendation that refunds with respect to such charges during such period were not warranted. FERC is reviewing this recommendation. PSE made transactions that may be subject to refund in this proceeding. PSE is unable to predict the outcomes of this FERC proceeding or any judicial proceeding arising therefrom.

      In August 2001, Schlumberger North America paid off their outstanding loan balance of $64.1 million due PSE under the Schlumberger/CellNet agreement. The loans were made by PSE to Schlumberger/CellNet so Schlumberger/CellNet could finance the Automated Meter Reading ("AMR") network system deployment in PSE's service territory. The network system was used as collateral for the loan.

      On August 30, 2001, PSE and Alliance Data Systems Corp. announced a contract under which Alliance Data will provide data processing and billing services for PSE. In providing services to PSE under the 10-year agreement, Alliance Data will use ConsumerLinX software, PSE's customer-information software developed by its ConneXt subsidiary. Alliance Data acquired the assets of ConneXt, including the use of the ConsumerLinX software for 10 years. Alliance Data will offer ConsumerLinX as part of its integrated, single-source customer relationship management solution for large-scale, regulated utility clients.

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

      At September 30, 2001, PSE had an after-tax net liability of approximately $42.1 million of energy contracts designated as qualifying as cash flow hedges and a corresponding amount in other comprehensive income. PSE also had energy contracts that were marked-to-market through current earnings for the three and nine month periods of $0.4 million and $5.3 million after-tax which includes $14.7 million for the cumulative effect of the accounting change in the first quarter. A hypothetical 10% increase in the market prices of natural gas and electricity prices would increase the fair value of qualifying cash flow hedges by approximately $9.0 million after-tax and would have an immaterial impact on current earnings for those contracts marked-to-market in earnings.

      In addition, PSE believes its current rate design, including the various special contracts and the PGA mechanism mitigate a portion of the commodity price risk.

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

Statement Regarding Forward-Looking Statements

      The Company is including the following cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of the Company. This report includes forward-looking statements, such as statements of the Company's plans, objectives, expectations and intentions. Words such as "anticipate," "believe," "expect," "future" and "intend" and similar expressions are used to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

      Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, but there can be no assurance that the Company's expectations, beliefs or projections will be achieved or accomplished.

      In addition to other factors and matters discussed elsewhere in this report, some important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in forward-looking statements include:

     o prevailing legislative developments, governmental policies and regulatory actions with  respect to allowed  rates of return,  financings,  or industry and rate  structures;
     o weather and  hydroelectric  conditions;
     o wholesale energy
       prices;
     o effectof  competition;
     o changes in and compliance with environmental
       and  endangered species laws and policies;
     o population growth  rates and
       demographic patterns;
     o capital market conditions; and
     o legal and regulatory
       proceedings.

      Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

      On October 17, 2001, the Public Counsel Section of the Washington State Attorney General's Office filed a complaint with the Washington Commission stating PSE has violated the Washington Commission's 1997 merger order by following the Commission's order issued June 13, 2001 in connection with the BPA Residential Exchange. The Public Counsel's complaint is that PSE's residential and small farm customers should receive the benefits of the residential exchange credit in place prior to June 30, 2001 in addition to the benefits of the amended Residential Purchase and Sale Agreement effective July 1, 2001, thus providing PSE's customers the benefits twice. If Public Counsel's position were upheld, PSE's electric revenues for the last six months of 2001 would be reduced by approximately $47.9 million. While PSE believes this complaint is without merit, PSE is unable to predict the outcome of this proceeding.

      Contingencies arising out of the normal course of the Company's business exist at September 30, 2001. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

      (a)     See Exhibit Index for list of exhibits.

      (b)     Reports on Form 8-K

              Filed by Puget Energy:
              ---------------------

              Form 8-K dated July 19, 2001, Item 5 - Other Events, related to the release of second quarter earnings.

              Filed by Puget Energy & Puget Sound Energy:
              ------------------------------------------

              Form 8-K  dated  August  30,  2001,  Item 5 - Other  Events,  related  to a strategic partnership with Alliance Data Systems.

              Form 8-K dated August 30,  2001,  Item 5 - Other  Events,  related to Puget
              Sound Energy  filing a rate design  proposal with the  Washington  Utilities And
              Transportation Commission for recovering net power costs.

              Form 8-K dated  September 19, 2001,  Item 5 - Other Events,  related to the
              Washington   Utilities  and  Transportation   Commission  Order  establishing  a
              procedural hearing on the rate design proposal filed August 21, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC.

PUGET SOUND ENERGY, INC.

James W. Eldredge

-----------------------------

James W. Eldredge

Corporate Secretary and Chief Accounting Officer

Date: November 9, 2001

Chief accounting officer and officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX
-------------

The following exhibits are filed herewith:

     12-1  Statement  setting forth  computation  of ratios of earnings to fixed charges  (1996  through 2000 and 12 months ended  September  30, 2001) for Puget
           Energy.

     12-2  Statement  setting forth  computation  of ratios of earnings to fixed charges (1996 through 2000 and 12 months ended September 30, 2001) for PSE.