Form 10-Q/A
period 2001-12-26
PUGET SOUND ENERGY INC; PUGET ENERGY INC /WA
filed 2001-12-26
CIK 81100, 1085392

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
A Washington Corporation.
411 - 108th Avenue N.E.
Bellevue, Washington 98004-5515
(425) 454-6363

1-4393	PUGET SOUND ENERGY, INC.	91-0374630
A Washington Corporation
411 - 108th Avenue N.E.
Bellevue, Washington 98004-5515.

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

Explanatory Note

The purpose of this Form 10-Q/A is to correct for the inadvertent filing of Exhibit 12-1 and 12-2 - Earnings to Fixed Charges for Puget Energy and Puget Sound Energy for the twelve months ending June 30, 2001, respectively, in the September 30, 2001 Form 10-Q. Therefore, filed with this Form 10-Q/A are Exhibits 12-1 and 12-2, Earnings to Fixed Charges for the twelve months ending September 30, 2001.

Item 6.	Exhibits and Reports on Form 8-K

(a)	See Exhibit Index for list of exhibits.

(b)	Reports on Form 8-K

Filed by Puget Energy:

Form 8-K dated July 19, 2001, Item 5 – Other Events, related to the release of second quarter earnings.

Filed by Puget Energy and Puget Sound Energy:

Form 8-K dated August 30, 2001, Item 5 – Other Events, related to a strategic partnership with Alliance Data Systems.

Form 8-K dated August 30, 2001, Item 5 – Other Events, related to Puget Sound Energy filing a rate design proposal with the Washington Utilities And Transportation Commission for recovering net power costs.

Form 8-K dated September 19, 2001, Item 5 – Other Events, related to the Washington Utilities and Transportation Commission Order establishing a procedural hearing on the rate design proposal filed August 21, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused their report to be signed on its behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC.
PUGET SOUND ENERGY, INC.

James W. Eldredge
James W. Eldredge
Corporate Secretary and Chief Accounting Officer

Date: December 26, 2001	Chief accounting officer and officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

The following exhibits are filed herewith:
12-1	Statement setting forth computation of ratios of earnings to fixed charges (1996 through 2000 and 12 months ended September 30, 2001) for Puget Energy.

12-2	Statement setting forth computation of ratios of earnings to fixed charges (1996 through 2000 and 12 months ended September 30, 2001) for PSE.