Form 10-K
period 2001-12-31
PUGET SOUND ENERGY INC; PUGET ENERGY INC /WA
filed 2002-03-14
CIK 81100, 1085392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

	Exact name of registrant as specified	I.R.S.
	in its charter, state of incorporation,	Employer
Commission	address of principal executive offices,	Identification
File Number	telephone number	Number

1-16305	PUGET ENERGY, INC.	91-1969407
A Washington Corporation
411 - 108th Avenue N.E.
Bellevue, Washington 98004-5515
(425) 454-6363

1-4393	PUGET SOUND ENERGY, INC.	91-0374630
A Washington Corporation
411 - 108th Avenue N.E.
Bellevue, Washington 98004-5515
(425) 454-6363

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which listed
Puget Energy, Inc.
Common Stock, $0.01 par value	N. Y. S. E.
Preferred Share Purchase Rights	N. Y. S. E.

Puget Sound Energy, Inc.
7.45% Series II, Preferred Stock
(Cumulative, $25 Par Value)	N. Y. S. E.

8.4% Capital Securities	N. Y. S. E.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Puget Sound Energy, Inc.
Preferred Stock (Cumulative, $100 Par Value)

8.231% Capital Securities

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes/X/ No/ /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      The aggregate market value of the voting stock held by non-affiliates of Puget Energy, Inc. at December 31, 2001, was approximately $1,904,938,000. The number of shares of Puget Energy, Inc.‘s common stock outstanding at March 1, 2021, was 87,327,324.

     All of the outstanding shares of voting stock of Puget Sound Energy, Inc. are held by Puget Energy, Inc.

Documents Incorporated by Reference

        Portions of the Puget Energy proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2001 are incorporated by reference in Part III hereof.

        This Annual Report on Form 10-K is a combined report being filed separately by two different registrants: Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE). PSE makes no representation as to the information contained in this report relating to Puget Energy and the subsidiaries of Puget Energy other than PSE and its subsidiaries.

                 INDEX

       Definitions
       Forward-Looking Statements
       Part I
           1.     Business
                         General
                         Utility Industry Overview
                         Regulation and Rates
                         Electric Supply
                         Electric Operating Statistics
                         Gas Supply
                         Gas Operating Statistics
                         Energy Conservation
                         Environment
                         Executive Officers of the Registrants
           2.     Properties
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

       Part III
           10.     Directors and Executive Officers of the Registrants
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
                   Exhibit Index
DEFINITIONS

         AFUCE                                          Allowance for Funds Used to Conserve Energy
         AFUDC                                          Allowance for Funds Used During Construction
         BPA                                            Bonneville Power Administration
         CAAA                                           Clean Air Act Amendments
         CAISO                                          California Independent System Operator
         Cabot                                          Cabot Oil & Gas Corporation
         Chelan                                         Public Utility District No. 1 of Chelan County, Washington
         Dth                                            Dekatherm (one Dth is equal to one MMBtu)
         FERC                                           Federal Energy Regulatory Commission
         InfrastruX                                     InfrastruX Group, Inc.
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
         Montana Power                                  The Montana Power Company
         NPC                                            Williams/Northwest Pipeline Corporation
         PGA                                            Purchased Gas Adjustment
         PG&E                                           Pacific Gas & Electric Company
         PGT                                            Pacific Gas & Electric Gas Transmission - Northwest
         PSE                                            Puget Sound Energy, Inc.
         PUDs                                           Washington Public Utility Districts
         Puget Energy                                   Puget Energy, Inc.
         PURPA                                          Public Utility Regulatory Policies Act
         RTO                                            Regional Transmission Organization
         Schlumberger                                   Schlumberger North America
         WEGM                                           Washington Energy Gas Marketing Company
         Washington Commission                          Washington Utilities and Transportation Commission
         WNG                                            Washington Natural Gas Company

FORWARD–LOOKING STATEMENTS

        Puget Energy and PSE are including the following cautionary statement in this Form 10-K to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of Puget Energy or PSE. This report includes forward-looking statements, which are statements of expectations, beliefs, plans, objectives, assumptions or future events or performance. Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will likely result,” “will continue” or similar expressions identify forward-looking statements.

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

  the outcome and timing of general and interim rate cases filed by PSE with the Washington Commission on November 26, 2001 and December 3, 2001, respectively, which request electric and gas rate increases to address significant underrecovery of PSE’s projected power costs, among other issues;

  governmental policies and regulatory actions, including those of the FERC and the Washington Commission, with respect to allowed rates of return, financings, industry and rate structures, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased energy and other capital investments, and present or prospective wholesale and retail competition;

  weather, which can have a potentially serious impact on PSE’s ability to procure adequate supplies of gas, fuel or purchased power to serve its customers and on the cost of procuring such supplies;

  hydroelectric conditions, which can have a potentially serious impact on electric capacity and PSE's ability to generate electricity;

  wholesale energy prices, including the effect of price controls promulgated in June 2001 by FERC on the availability and price of wholesale power purchases and sales in the western United States;

  effect of wholesale and retail competition (including, but not limited to, electric retail wheeling and transmission costs);

  changes in, and compliance with, environmental and endangered species laws and policies;

  industrial, commercial and residential growth and demographic patterns in the service territories of PSE;

  the loss of any significant customer, or changes in the business of a major customer that may result in changes in demand for services of PSE;

  the impact of significant events, such as the attack on September 11, 2001;

  the ability of Puget Energy and PSE to access the capital markets to support requirements for working capital, construction costs and the repayment of maturing debt;

  capital market conditions, including changes in the availability of capital or interest rate fluctuations;

  changes in Puget Energy’s or PSE’s credit ratings, which may have an adverse impact on the availability and cost of capital;

  legal and regulatory proceedings; and

  employee workforce factors, including strikes, work stoppages or the loss of a key executive.

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

        PART I

        ITEM 1. BUSINESS

GENERAL

        On January 1, 2001, Puget Sound Energy, Inc. (PSE) reorganized into a holding company structure. This reorganization resulted in the creation of a new holding company, Puget Energy, Inc. (Puget Energy). Pursuant to the reorganization, Puget Energy became the owner of all PSE's outstanding common stock. Holders of PSE's existing common stock exchanged their common stock on a one-for-one basis for common stock of Puget Energy.

        Puget Energy is an energy services holding company incorporated in the State of Washington in 1999. All of its operations are conducted through its subsidiaries. Subject to limited exceptions, Puget Energy is exempt from regulation as a public utility holding company pursuant to Section 3(a)(1) of the Public Utility Holding Company Act of 1935.

        Puget Sound Energy, Inc.

        PSE is a public utility incorporated in the State of Washington. PSE furnishes electric and gas service in a territory covering approximately 6,000 square miles, principally in the Puget Sound region of Washington state.

        At December 31, 2001, PSE had approximately 940,600 electric customers, consisting of 834,200 residential, 100,600 commercial, 4,000 industrial and 1,800 other customers; and approximately 606,000 gas customers, consisting of 556,000 residential, 47,100 commercial, 2,800 industrial and 100 other customers. At December 31, 2001, approximately 298,600 customers purchased both forms of energy from PSE. For the year 2001, PSE added approximately 17,000 electric customers and approximately 15,200 gas customers, representing annualized growth rates of 1.8% and 2.6%, respectively. During 2001, PSE's billed retail revenues from electric utility operations were derived 42% from residential customers, 36% from commercial customers, 20% from industrial customers and 2% from other customers. PSE's retail revenues from gas utility operations were derived 60% from residential customers, 32% from commercial customers, 6% from industrial customers and 2% from transportation and other customers. During this period, the largest customer accounted for 3.4% of PSE's operating revenues.

        PSE is affected by various seasonal weather patterns throughout the year and, therefore, utility revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers occur from season to season and from month to month within a season, primarily as a result of weather conditions. PSE normally experiences its highest retail energy sales in the first and fourth quarters of the year. Sales of electricity to wholesale customers also vary by quarters and years depending principally upon streamflow conditions for the generation of surplus hydro-electric power, customer usage and the market demand by wholesale customers. Earnings can be significantly influenced by surplus electric sales, regional energy prices, variations in weather, hydro conditions and market demand. PSE has a Purchased Gas Adjustment mechanism (PGA) in retail gas rates to recover variations in gas supply and transportation costs. PSE continues to operate without an electric rate adjustment mechanism.

        During the period from January 1, 1997 through December 31, 2001, PSE made gross electric utility plant additions of $913 million and retirements of $161 million. In the five-year period ended December 31, 2001, PSE made gross gas utility plant additions of $537 million and retirements of $63 million. In the same five-year period, PSE made gross common utility plant additions of $311 million and retirements of $30 million. Gross electric utility plant at December 31, 2001 was approximately $4.2 billion, which consisted of 58% distribution, 27% generation, 6% transmission and 9% general plant and other. Gross gas utility plant at December 31, 2001 was approximately $1.6 billion, which consisted of 85% distribution, 6% transmission and 9% general plant and other. Gross common utility general plant at December 31, 2001 was approximately $363 million.

     At year-end PSE had 2,480 aggregate full-time equivalent employees.

        InfrastruX Group, Inc.

        InfrastruX Group, Inc. (InfrastruX) was incorporated in the State of Washington in 2000 as a holding company for nonregulated businesses that provide design, construction, engineering and other infrastructure services to the utility industry. Since its formation, InfrastruX has acquired nine companies engaged in some or all of the following services in their respective regions, primarily the Mid-West, Texas and the Eastern United States:

  installing, replacing and restoring underground cables and pipes for utilities and telecommunication providers;

  pipeline construction, maintenance and rehabilitation services for the natural gas and petroleum industries, including directional drilling and vacuum excavation; and

  distribution and transmission overhead electric construction services to electric utilities and cooperatives.

        At year-end, InfrastruX and its subsidiaries had 1,492 aggregate full-time equivalent employees.

UTILITY INDUSTRY OVERVIEW

        In 1996 and 1997, the Federal Energy Regulatory Commission (FERC) issued orders that require utilities, including PSE, to file open access transmission tariffs that will make utilities' electric transmission systems available to wholesale sellers and buyers on a nondiscriminatory basis. A number of states, including California, have restructured their electric industries to separate or "unbundle" power generation, transmission and distribution in order to permit new competitors to enter the marketplace. However, due to the extreme price volatility, energy shortages and financial collapse of utilities that occurred in California during 2000, several states are reviewing their policies on open access. To date, Washington state has not provided a statutory regulatory framework for retail competition with respect to customers of investor-owned utilities. On April 15, 2001, however, the Washington Utilities and Transportation Commission (Washington Commission) issued an order allowing PSE's large industrial customers whose rates were linked to a market index to choose their supplier of electricity or to self-generate. If an industrial customer chooses an alternate supplier, PSE will provide the transportation of electricity to the customer's premise and charge that customer for the service. In 2001, 13 commercial and industrial customers chose such service.

        Beginning in mid-2000 through June 2001, the West Coast energy market was experiencing extraordinary market conditions. Wholesale energy prices had greatly exceeded historical norms, reflecting unfavorable hydro conditions and unscheduled outages of generating facilities in the West, among other factors. Supply constraints led to rolling blackouts in certain areas of California during 2000. The region's turbulence and the financial troubles of the California energy market are drawing attention from various state and federal regulatory and political authorities. Numerous changes have been proposed to address the region's issues. On June 19, 2001, FERC implemented price controls on wholesale electricity sales in the western states and a dramatic decline in wholesale electric prices occurred by the end of the second quarter of 2001. This decline has diminished the value of PSE's excess electric energy during that period and into the foreseeable future.

        On December 20, 1999, FERC issued Order 2000 to advance the formation of Regional Transmission Organizations (RTOs). This regulation required each public utility that owns, operates or controls facilities for the transmission of electric energy in interstate commerce to file with FERC by October 15, 2000 plans for forming and participating in an RTO. FERC's goal is to promote efficiency in wholesale electricity markets and to reduce prices electricity consumers pay to the lowest price possible for reliable service. On October 16, 2000, PSE and five other utilities filed with FERC their proposal for an independent transmission company, which would serve six states. The independent transmission company would be a member of the planned regional transmission organization. Any final proposal that emerges is subject to approval by FERC and relevant state public utility commissions.

        Since 1986, PSE has been offering gas transportation as a separate service to industrial and commercial customers who choose to purchase their gas supply directly from producers and gas marketers. The continued evolution of the natural gas industry, resulting primarily from FERC Orders 436, 500 and 636, has served to increase the ability of large gas end-users to independently obtain gas supply and transportation services. Although PSE has not lost any substantial industrial or commercial load as a result of such activities, in certain years up to 160 customers annually have taken advantage of unbundled transportation service; in 2001, 112 commercial and industrial customers, on average, chose to use such service. The shifting of customers from sales to transportation does not materially impact utility margin, as PSE earns similar margins on transportation service as it does on large volume, interruptible gas sales.

REGULATION AND RATES

        PSE is subject to the regulatory authority of (1) the Washington Commission as to retail utility rates, accounting, the issuance of securities and certain other matters and (2) FERC with respect to the transmission of electric energy, the resale of electric energy at wholesale, accounting and certain other matters. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Rate Matters".)

ELECTRIC SUPPLY

        At December 31, 2001, PSE's peak electric power resources were approximately 4,970,035 KW. PSE's historical peak load of approximately 4,847,000 KW occurred on December 21, 1998.

        During 2001, PSE's total electric energy production was supplied 33.9% by its own resources, 14.8% through long-term contracts with several of the Washington Public Utility Districts (PUDs) that own hydroelectric projects on the Columbia River, 26.8% from other firm purchases and 24.5% from non-firm purchases.

        The following table shows PSE's electric energy supply resources at December 31, 2001, and energy production during the year:

                                               Peak Power Resources
                                               at December 31, 2001                   2001 Energy Production
                                     ---------------------------------------- --------------------------------------
                                                                                     Kilowatt-Hours
                                                  Kilowatts                %            (Thousands)               %
--------------------------------------- --------------------- ----------------- ---------------------- --------------
  Purchased resources:
    Columbia River
    PUD contracts (hydro)                          1,431,900             28.8%              4,230,574          14.8%
    Other hydro¹                                     535,660             10.8%                964,628           3.4%
    Other  producers¹                              1,211,675             24.4%              6,706,560          23.4%
    Non-firm energy purchases                            N/A               N/A              6,987,319          24.5%
--------------------------------------- --------------------- ----------------- ---------------------- --------------
--------------------------------------- --------------------- ----------------- ---------------------- --------------
  Total purchased                                  3,179,235             64.0%             18,889,081          66.1%
--------------------------------------- --------------------- ----------------- ---------------------- --------------
  Company-controlled resources:
    Hydro                                            300,000              6.0%              1,101,373           3.9%
    Coal                                             700,000             14.1%              5,038,834          17.6%
    Natural gas/oil                                  790,800             15.9%              3,543,880          12.4%
--------------------------------------- --------------------- ----------------- ---------------------- --------------
  Total Company controlled                         1,790,800             36.0%              9,684,087          33.9%
--------------------------------------- --------------------- ----------------- ---------------------- --------------
  Total                                            4,970,035            100.0%             28,573,168         100.0%
--------------------------------------- --------------------- ----------------- ---------------------- --------------

¹ Power received from other utilities is classified between hydro and other producers based on the character of the utility system used to supply the power or, if the power is supplied from a particular resource, the character of that resource.

COMPANY-CONTROLLED ELECTRIC GENERATION RESOURCES

        PSE and other utilities are joint owners of four mine-mouth, coal-fired, steam-electric generating units at Colstrip, Montana, approximately 100 miles east of Billings, Montana. PSE owns a 50% interest (330,000 KW) in Units 1 and 2 and a 25% interest (370,000 KW) in Units 3 and 4. The owners of the Colstrip Units purchase coal for the Units from Western Energy Company (Western Energy), under the terms of long-term coal supply agreements. The coal supply agreements for Colstrip 1 and 2 and Colstrip 3 and 4 will expire in 2009 and 2019, respectively. PSE also has the following plants with an aggregate net generating capability of 1,090,750 KW:

Plant Name                      Plant Type                          Total KW     Year Installed
Upper Baker River               Hydro                                    91,000  1959
Lower Baker River               Hydro                                    71,000  Reconstructed 1960
                                                                                 Upgraded 2001
White River                     Hydro                                    70,000  1911
Snoqualmie Falls                Hydro                                    42,000  1898 to 1911 and 1957
Electron                        Hydro                                    26,000  1904 to 1929
Fredonia 1 & 2                  Dual fuel combustion turbines           210,000  1981
Fredrickson Units 2 & 3         Dual fuel combustion turbines           150,000  1981
Whitehorn Units 2 & 3           Dual fuel combustion turbines           150,000  1984
Fredonia 3 & 4                  Dual fuel combustion turbines           108,000  2001
Encogen                         Natural gas cogeneration                170,000  1999
Crystal Mountain                Internal combustion                       2,750  1969

All of these generating facilities, except the Colstrip, Montana plants, are located in PSE’s service territory.

        On December 19, 1997, PSE was issued a 50-year license by FERC for its existing and operating White River project which includes authorization to install an additional 14,000 KW generating unit. PSE has filed for a rehearing with FERC on conditions of the license related to measures designed to enhance salmon runs on the White River, because those conditions may make the plant uneconomic to operate. On June 30, 1999, FERC issued a stay in the license proceeding. This additional time allows PSE, state agencies, local governments and public interest groups to resolve common issues relating to the plant’s continued operation and economics. The licensing proceeding is ongoing. The initial license for the existing and operating Snoqualmie Falls project expired in December 1993, and PSE continues to operate this project under a temporary license. PSE is continuing the FERC application process to relicense this project.

COLUMBIA RIVER ELECTRIC ENERGY SUPPLY CONTRACTS

        During 2001, approximately 14.8% of PSE’s energy output was obtained at an average cost of approximately 17.98 mills per KWH through long-term contracts with several of the Washington PUDs that own and operate hydroelectric projects on the Columbia River.

        PSE’s purchases of power from the Columbia River projects are generally on a “cost of service” basis under which PSE pays a proportionate share of the annual debt service and operating and maintenance costs of each project in proportion to the contractual shares that PSE has rights to from such project. Such payments are not contingent upon the projects being operable, which means PSE is required to make the payments even if power is not being delivered. These projects are financed through substantially level debt service payments, and their annual costs may vary over the term of the contracts as additional financing is required to meet the costs of major maintenance, repairs or replacements or license requirements.

        PSE has contracted to purchase from Chelan County PUD (Chelan) a 50% share of the output of the original units of the Rock Island Project, which percentage will remain unchanged for the duration of the contract that expires in 2012. PSE has also contracted to purchase the output of the additional Rock Island units for the duration of the contract. As of December 31, 2001, PSE's aggregate annual capacity from all units of the Rock Island Project was 495,900 KW. PSE's share of output of the additional Rock Island units may be reduced by up to 10% per year which began July 1, 2000, subject to a maximum aggregate reduction of 50%, upon the exercise of rights of withdrawal by Chelan for use in its local service area. The schedule of withdrawals by Chelan for the additional Rock Island units is as follows:

        Date of Withdrawal                Withdrawal Percentage            PSE Capacity after Withdrawal
        July 1, 2000                                5%                                  95%
        July 1, 2002                               10%                                  85%
        July 1, 2003                               10%                                  75%
        February 1, 2005                           10%                                  65%
        July 1, 2005                               10%                                  55%
        November 1, 2006                            5%                                  50%

        PSE has contracted to purchase from Chelan 38.9% (505,000 KW as of December 31, 2001) of the annual output of the Rocky Reach Project, which percentage remains unchanged for the remainder of the contract which expires in 2011. PSE has contracted to purchase from Douglas County PUD 31.3% (261,000 KW as of December 31, 2001) of the annual output of the Wells Project, the percentage of which remains unchanged for the remainder of the contract which expires in 2018. PSE has contracted to purchase from Grant County PUD 8.0% (72,000 KW as of December 31, 2001) of the annual output of the Priest Rapids Development and 10.8% (98,000 KW as of December 31, 2001) of the annual output of the Wanapum Development, which percentages remain unchanged for the remainder of the contracts which expire in 2005 and 2009, respectively.

        On December 28, 2001, PSE signed a contract offer for new contracts for the Priest Rapids and Wanapum Developments. Under terms of these contracts, PSE will continue to obtain capacity and energy for the term of any new license to be obtained by Grant County PUD for these Developments. The terms and conditions of these contracts are being finalized.

ELECTRIC ENERGY SUPPLY CONTRACTS AND AGREEMENTS WITH OTHER UTILITIES

        PSE has entered into long-term firm purchased power contracts with other utilities in the region. PSE is generally not obligated to make payments under these contracts unless power is delivered.

        Under a 1985 settlement agreement relating to Washington Public Power Supply System Nuclear Project No. 3, in which PSE had a 5% interest, PSE is entitled to receive from BPA beginning January 1, 1987, electric power during the months of November through April. Under the contract, PSE is guaranteed to receive not less than 191,667 MWH in each contract year until PSE has received total deliveries of 5,833,333 MWH. PSE expects the contract to be in effect until at least June 2008. Also pursuant to the 1985 settlement agreement, BPA has an option to request that PSE deliver up to 67 MW of exchange energy to BPA in all months except May, July and August through the remaining term of the agreement which is no earlier than June 2008. BPA exercised its option for the period January through April 2001 and PSE delivered 59 MW of exchange energy in each month.

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

        On October 1, 1989, PSE signed a contract with The Montana Power Company under which Montana Power provides PSE, from its share of Colstrip Unit 4, 71 average MW of energy (97 MW of peak capacity) over a 21-year period. This contract expires December 2010.

        PSE executed an exchange agreement with Pacific Gas & Electric Company (PG&E) which became effective on January 1, 1992. Under the agreement, 300 MW of capacity together with 413,000 MWH of energy are exchanged seasonally every year on a unit for unit basis. No payments are made under this agreement. PG&E is a summer peaking utility and will provide power during the months of November through February. PSE is a winter peaking utility and will provide power during the months of June through September. Each party may terminate the contract for various reasons. In January 2001, PG&E did not meet all of its exchange delivery obligations to PSE due to resource shortfalls on the PG&E electrical system. On December 20, 2001, PSE gave notice to PG&E of termination of the exchange agreement under the five-year notice provision of the contract.

        In October 1997, a 10-year power exchange agreement between PSE and Powerex (a subsidiary of a British Columbia utility) became effective. Under this agreement Powerex pays PSE for the right to deliver power up to 1,500,000 MWH annually to PSE at the Canadian border in exchange for PSE delivering power to Powerex at various locations in the United States.

ELECTRIC ENERGY SUPPLY CONTRACTS AND AGREEMENTS WITH NON-UTILITIES

        As required by the federal Public Utility Regulatory Policies Act (PURPA), PSE entered into long-term firm purchased power contracts with non-utility generators. The most significant of these are the contracts described below which PSE entered into in 1989, 1990 and 1991 with operators of natural gas-fired cogeneration projects. PSE purchases the net electrical output of these three projects at fixed and annually escalating prices which were intended to approximate PSE's avoided cost of new generation projected at the time these agreements were made. PSE's estimated payments under these three contracts are $209.0 million for 2002, $208.0 million for 2003, $222.0 million for 2004, $225.0 million for 2005, $231.0 million for 2006 and in the aggregate, $1.3 billion thereafter through 2012.

        On June 29, 1989, PSE executed a 20-year contract to purchase 70 average MW of energy and 80 MW of capacity, beginning October 11, 1991, from the March Point Cogeneration Company (March Point), which owns and operates a natural gas-fired cogeneration facility known as March Point Phase I, located at the Equilon refinery in Anacortes, Washington. On December 27, 1990, PSE executed a second contract (having a term coextensive with the first contract) to purchase an additional 53 average MW of energy and 60 MW of capacity, beginning in January 1993, from another natural gas-fired cogeneration facility owned and operated by March Point, which facility is known as March Point Phase II and is located at the Equilon refinery in Anacortes, Washington.

        On February 24, 1989, PSE executed a 20-year contract to purchase 108 average MW of energy and 123 MW of capacity, beginning in April 1993, from Sumas Cogeneration Company, L.P., which owns and operates a natural gas-fired cogeneration project located in Sumas, Washington.

        In December 1999, PSE bought out the remaining 8.5 years of one of the natural gas supply contracts serving Encogen from Cabot Oil & Gas Corporation (Cabot) which provided approximately 60% of the plant’s natural gas requirements. PSE became the replacement gas supplier to the project for 60% of the supply under the terms of the Cabot Agreement. The Washington Commission issued an order creating a regulatory asset relating to the $12 million payment that requires PSE to accrue carrying costs on the unamortized balance over the first three years.

        On March 20, 1991, PSE executed a 20-year contract to purchase 216 average MW of energy and 245 MW of capacity, beginning in April 1994, from Tenaska Washington Partners, L.P., which owns and operates a natural gas-fired cogeneration project located near Ferndale, Washington. In December 1997 and January 1998, PSE and Tenaska Washington Partners entered into revised agreements in which PSE became the principal natural gas supplier to the project and power purchase prices under the Tenaska contract were revised to reflect market-based prices for the natural gas supply. PSE obtained an order from the Washington Commission creating a regulatory asset related to the $215 million restructuring payment. In addition, PSE is responsible for any potential tax indemnification to the seller imposed by the Internal Revenue Service up to a maximum of $30 million. Under terms of the order, PSE is allowed to accrue as an additional regulatory asset one-half the carrying costs of the deferred balance over the first five years.

ELECTRIC RATES AND REGULATION

        The order approving the merger of Puget Sound Power & Light Company, Washington Energy Company and Washington Natural Gas Company (Merger), issued by the Washington Commission on February 5, 1997, contained a rate plan designed to provide a five-year period of rate certainty for customers and to provide PSE with an opportunity to achieve a reasonable return on investment. General electric tariff rates were stipulated to increase annually between 1.0% and 1.5% depending on rate class on January 1 of 1998 through 2001. PSE has had no electric rate adjustment mechanism during the rate stability period to adjust for changes in electric energy supply costs or fuel costs. These variances may now significantly influence earnings. The rate stabilization period ended on December 31, 2001.

        On November 26, 2001, PSE filed a petition with the Washington Commission requesting an electric rate increase of $228.3 million. The Washington Commission is expected to make a decision on the general rate increase by no later than October 25, 2002. Also, on December 3, 2001, PSE filed a petition with the Washington Commission requesting an electric interim rate increase of $170.7 million to be collected by the end of October 2002. The interim filing requested deferral of excess power costs and an increase in rates to recover the underrecovered power costs until long-term rates are authorized. On December 28, 2001, the Washington Commission issued an order authorizing PSE to defer certain excess power costs from January 1, 2002 through March 31, 2002 for consideration of recovery in the interim and general rate cases. On February 11, 2002, PSE filed rebuttal testimony revising the collection period for the requested $170.7 million interim request as follows: collection of $136.2 million over the period March 15, 2002 through October 31, 2002 with the remaining deferral of $34.5 million over the period November 1, 2002 through October 31, 2003. A decision on the requested interim relief will be made by the Washington Commission before March 31, 2002.

        On April 25, 2001, the Washington Commission approved "time-of-day" rates for approximately 300,000 residential electric customers for the period May 1, 2001 through September 30, 2001. On September 26, 2001, the Washington Commission authorized the extension of the "time-of-day" rates pilot program for residential customers through May 31, 2002 to allow approximately 20,000 business customers to participate in a "time-of-day" rates program from October 1, 2001 through September 30, 2002. In the order, if the cumulative revenues collected under the "time-of-day" tariffs during the beginning through the end of the program exceed the revenues that would have been collected under the original tariffs, PSE must defer any overcollection and refund it to participating customers. Through December 31, 2001, revenues billed under the "time-of-day" tariff have been slightly less than original tariffs by an immaterial amount, thus no deferred liability was established at December 31, 2001. Personal Energy Management consumption information is available to all classes of customers. Customers are able to monitor their energy usage and shift usage to low-demand off-peak periods. This program is intended to reduce the demand for peak power generation and provide customers information to effectively manage energy usage.

        On April 25, 2001, the Washington Commission authorized PSE to provide a conservation incentive credit to its retail electric customers. The conservation incentive credit was to reduce customers' bills by $.05 per kWh for each kWh reduction in excess of 10% from the same billing period in the prior year through December 31, 2001. On November 7, 2001, the Washington Commission approved PSE's request to terminate the conservation incentive credit program effective November 8, 2001. During 2001, conservation incentive credit decreased revenues by $19.5 million due to the reduction in customers' kWh usage above 10%.

        On April 15, 2001, the Washington Commission issued an order allowing PSE's large industrial customers whose rates were linked to a market index to choose their supplier of electricity or to self- generate. If an industrial customer chooses an alternate supplier, PSE will provide the transportation of electricity to the customer's premise and charge that customer for the service.

        On June 13, 2001, the Washington Commission approved an amended Residential Purchase and Sale Agreement between PSE and the BPA, under which PSE's residential and small farm customers would continue to receive benefits of federal power. Completion of this agreement enabled PSE to continue to provide, and in fact increase, effective January 1, 2002, the Residential and Farm Energy Exchange Credit to residential and small farm customers. The amended settlement agreement provides that, for its residential and small farm customers, (a) PSE will receive cash payment benefits during the period July 1, 2001 through September 30, 2006 and (b) benefits in the form of power or cash payments during the period October 1, 2006 through September 30, 2011. Any such benefits may vary, depending on the outcome of regulatory and legal proceedings and reviews. For example, a number of parties are challenging in the Ninth Circuit Court of Appeals BPA's authority to enter into or perform the amended Residential Purchase and Sale Agreement between PSE and BPA. For calendar year 2001, the benefits of the Residential and Farm Energy Exchange credited to customers were $103.1 million as compared to an offsetting reduction in Purchased Electricity Expense of $75.9 million. PSE expects payments from BPA (recorded as a reduction in Purchased Electricity Expense) in the amount of $127.3 million for the period January 2002 through September 2002 and $702.2 million for the period October 2002 through September 2006. Eligible residential and farm customers will receive credits to their bills in the same amounts.

        To implement this agreement for rate purposes, the Washington Commission approved tariff revisions (a) that were intended to transfer the Residential and Farm Energy Exchange credit in effect since October 1, 1995 in the amount of 1.085 cents per kWh, to general rates effective July 1, 2001 and (b) to provide a supplemental Residential and Farm Exchange credit for eligible residential and small farm customers. This Residential and Farm Exchange Benefit Supplemental Rider will be a credit of .265 cents per kWh for the period January 1, 2002 through September 30, 2002, .600 cents per kWh for the period October 1, 2002 through May 31, 2006 and 1.050 cents per kWh for the period June 1, 2006 through September 30, 2006. The approval of the tariffs by the Washington Commission, effective July 1, 2001, was without predetermining or prejudicing any argument as to whether or how the terms of the Washington Commission's order dated February 5, 1997, regarding the merger of Washington Natural Gas Company and Puget Sound Power and Light Company into Puget Sound Energy, "have been fulfilled, or as of what effective date any relief, if warranted, should be granted". On October 17, 2001, the Public Counsel Section of the Washington State Attorney General's Office filed a complaint with the Washington Commission alleging that PSE has violated the Washington Commission's 1997 merger order. The Public Counsel's complaint is that PSE's residential and small farm customers should receive both the reduction in rates equal to the residential exchange credit in place prior to July 1, 2001, and in addition, the benefits of the amended agreement for residential and small benefits received from BPA. If Public Counsel's position were upheld, PSE's electric revenues for the last six months of 2001 would be reduced by approximately $51.1 million. While PSE believes this complaint is without merit, PSE is unable to predict the outcome of this proceeding. A decision in the proceeding is expected in 2002.

ELECTRIC OPERATING STATISTICS

  Twelve Months Ended December 31                                     2001                  2000                 1999
----------------------------------------------------- --------------------- --------------------- --------------------
  Operating revenues by classes (thousands):
----------------------------------------------------- --------------------- --------------------- --------------------
    Residential                                                  $ 583,714             $ 587,780            $ 586,416
    Commercial                                                     509,134               476,052              457,339
    Industrial                                                     281,161               292,975              169,508
    Other consumers                                                 25,351                98,888               35,919
----------------------------------------------------- --------------------- --------------------- --------------------
    Operating revenues billed to consumers (1)                   1,399,360             1,455,695            1,249,182
    Unbilled revenues - net increase (decrease)                    (70,615)               66,700              (9,541)
----------------------------------------------------- --------------------- --------------------- --------------------
      Total operating revenues from consumers                    1,328,745             1,522,395            1,239,641
    Transportation                                                   2,537                     6                1,643
    Sales to other utilities and marketers                       1,021,376             1,249,294              316,728
----------------------------------------------------- --------------------- --------------------- --------------------
      Total operating revenues                                  $2,352,658            $2,771,695           $1,558,012
----------------------------------------------------- --------------------- --------------------- --------------------
  Number of customers (average):
    Residential                                                    826,187               811,443              797,421
    Commercial                                                     100,015                98,758               96,756
    Industrial                                                       4,012                 4,111                4,222
    Other                                                            1,758                 1,548                1,497
    Transportation                                                       5                    --                   15
----------------------------------------------------- --------------------- --------------------- --------------------
      Total customers (average)                                    931,977               915,860              899,911
----------------------------------------------------- --------------------- --------------------- --------------------
  KWH generated, purchased and interchanged (thousands):
    Company generated                                            9,684,087             9,502,386            7,941,632
    Purchased power                                             18,758,449            28,907,317           26,716,328
    Interchanged power (net)                                       130,632               118,586               19,650
----------------------------------------------------- --------------------- --------------------- --------------------
      Total energy output                                       28,573,168            38,528,289           34,677,610
    Losses and company use                                      (1,152,840)            (1,582,446)         (1,512,571)
----------------------------------------------------- --------------------- --------------------- --------------------
      Total energy sales                                        27,420,328            36,945,843           33,165,039
----------------------------------------------------- --------------------- --------------------- --------------------

  Twelve Months Ended December 31                                    2001                   2000                1999
---------------------------------------------------------- --------------- ---------------------- -------------------
  Electric energy sales, KWH (thousands):
---------------------------------------------------------- --------------- ---------------------- -------------------
    Residential                                                 9,555,264              9,810,393           9,861,791
    Commercial                                                  7,953,165              7,677,032           7,482,280
    Industrial                                                  2,540,722              4,026,344           3,980,246
    Other consumers                                               154,749                219,435             262,238
---------------------------------------------------------- --------------- ---------------------- -------------------
       Total energy billed to consumers                        20,203,900             21,733,204          21,586,555
    Unbilled energy sales - net increase (decrease)             (278,392)                118,908            (155,023)
---------------------------------------------------------- --------------- ---------------------- -------------------
       Total energy sales to consumers                         19,925,508             21,852,112          21,431,532
    Sales to other utilities and marketers                      7,494,820             15,093,731          11,733,507
---------------------------------------------------------- --------------- ---------------------- -------------------
       Total energy sales                                      27,420,328             36,945,843          33,165,039
---------------------------------------------------------- --------------- ---------------------- -------------------
  Per residential customer:
    Annual use (KWH)                                               11,565                 12,090              12,367
    Annual billed revenue                                        $ 725.75               $ 745.44            $ 762.78
    Billed revenue per KWH                                       $ 0.0628               $ 0.0617            $ 0.0617
  Company-owned generation capability – KW:
    Hydro                                                         300,000                310,700             310,700
    Steam                                                         700,000                680,000             771,900
    Natural gas/oil                                               790,800                745,550             813,050
---------------------------------------------------------- --------------- ---------------------- -------------------
       Total                                                    1,790,800              1,736,250           1,895,650
---------------------------------------------------------- --------------- ---------------------- -------------------
  Heating degree days                                               4,993                  4,970               4,956
  Percent of normal of 30-year average                             101.7%                 100.9%              101.0%
  Load factor                                                       59.8%                  62.2%               62.6%

1 Operating revenues in 2001, 2000 and 1999 were reduced by $31.0 million, $35.4 million and $43.8 million, respectively, as a result of PSE’s sale of $237.7 million of its investment in customer-owned conservation measures. (See “Operating Revenues - Electric” in Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements.)

GAS SUPPLY

        PSE currently purchases a blended portfolio of long-term firm, short-term firm and non-firm gas supplies from a diverse group of major and independent producers and gas marketers in the United States and Canada. PSE also enters into short-term physical and financial derivative instruments to hedge the cost of gas to service its customers. All of PSE's gas supply is ultimately transported through facilities of Williams/Northwest Pipeline Corporation (NPC), the sole interstate pipeline delivering directly into the Western Washington area.

  Peak Firm Gas Supply at December 31, 2001                            Dth per Day                %
--------------------------------------------------------------- ------------------- ----------------
  Purchased gas supply:
     British Columbia                                                      181,800             22.5
     Alberta                                                                65,800              8.1
     United States                                                          51,400              6.4
--------------------------------------------------------------- ------------------- ----------------
  Total purchased gas supply                                               299,000             37.0
--------------------------------------------------------------- ------------------- ----------------
  Purchased storage capacity:
     Clay Basin                                                             96,600             11.9
     Jackson Prairie                                                        47,500              5.9
     LNG                                                                    70,700              8.7
--------------------------------------------------------------- ------------------- ----------------
  Total purchased storage capacity                                         214,800             26.5
--------------------------------------------------------------- ------------------- ----------------
  Owned storage capacity:
     Jackson Prairie                                                       265,000             32.8
     Propane-air injection                                                  30,000              3.7
--------------------------------------------------------------- ------------------- ----------------
  Total owned storage capacity                                             295,000             36.5
--------------------------------------------------------------- ------------------- ----------------
  Total peak firm gas supply                                               808,800            100.0
--------------------------------------------------------------- ------------------- ----------------
All peak firm gas supplies and storage are connected to PSE's market with firm transportation capacity.
        For baseload and peak-shaving purposes, PSE supplements its firm gas supply portfolio by purchasing natural gas at generally lower prices in months of low market demand for gas, injecting it into underground storage facilities and withdrawing it during the winter heating season. Storage facilities at Jackson Prairie in Western Washington and at Clay Basin in Utah are used for this purpose. Peaking needs are also met by using PSE owned gas held in NPC's liquefied natural gas (LNG) facility at Plymouth, Washington, and by producing propane-air gas at a plant owned by PSE and located on its distribution system.

        In 1998, PSE took assignment from a third party of a peaking gas supply service contract whereby PSE can divert up to 48,000 Dekatherms per day (one Dekatherm, or Dth, is equal to one million British thermal units or MMBtu) of gas it supplies to Tenaska away from the Tenaska Cogeneration Facility and toward its core gas load by causing Tenaska to operate its facility on distillate fuel and paying any additional costs of such operation.

        PSE expects to meet its firm peak-day requirements for residential, commercial and industrial markets through its firm gas purchase contracts, firm transportation capacity, firm storage capacity and other firm peaking resources. PSE believes it will be able to acquire incremental firm gas supply to meet anticipated growth in the requirements of its firm customers for the foreseeable future.

GAS SUPPLY PORTFOLIO

        For the 2001-2002 winter heating season, PSE contracted for approximately 22.5% of its expected peak-day gas supply requirements from sources originating in British Columbia under a combination of long-term and winter-peaking purchase agreements. Long-term gas supplies from Alberta represent approximately 8.1% of the peak-day requirements. Long-term and winter peaking arrangements with U.S. suppliers and gas stored at Clay Basin make up approximately 18.3% of the peak-day portfolio. The balance of the peak-day requirements is expected to be met with gas stored at Jackson Prairie, LNG held at NPC's Plymouth facility and propane-air resources, which represent approximately 38.7%, 8.7% and 3.7%, respectively, of expected peak-day requirements.

        During 2001, approximately 40% of gas supplies purchased by PSE originated from British Columbia while 17% originated in Alberta and 43% originated in the United States.

        The current firm, long-term gas supply portfolio consists of arrangements with 16 producers and gas marketers, with no single supplier representing more than 13% of expected peak-day requirements. Contracts have remaining terms ranging from less than one year to 10 years, with an average term of one and one-half years. All gas supply contracts contain market-sensitive pricing provisions based on several published indices.

        PSE's firm gas supply portfolio is structured to capitalize on regional price differentials when they arise. Gas and services are marketed outside PSE's service territory (off-system sales) whenever on-system customer demand requirements permit. The geographic mix of suppliers and daily, monthly and annual take requirements permit a high degree of flexibility in selecting gas supplies during off-peak periods to minimize costs.

GAS TRANSPORTATION CAPACITY

        PSE currently holds firm transportation capacity on pipelines owned by NPC and PG&E Gas Transmission-Northwest (PGT). Accordingly, PSE pays fixed monthly demand charges for the right, but not the obligation, to transport specified quantities of gas from receipt points to delivery points on such pipelines each day for the term or terms of the applicable agreements.

        PSE holds firm year-round capacity on NPC's pipeline totaling 454,533 Dth per day, acquired under several agreements at various times. PSE has exchanged certain segments of its firm capacity with third parties to effectively lower transportation costs. PSE's firm transportation capacity contracts with NPC have remaining terms ranging from 3 to 14.5 years. However, PSE has either the unilateral right to extend the contracts under their current terms or the right of first refusal to extend such contracts under current FERC orders. PSE's firm transportation capacity on PGT's pipeline, totaling 90,392 Dth per day, has a remaining term of 22 years.

GAS STORAGE CAPACITY

        PSE holds storage capacity in the Jackson Prairie and Clay Basin underground gas storage facilities adjacent to NPC's pipeline. The Jackson Prairie facility, operated and one-third owned by PSE, is used primarily for intermediate peaking purposes, able to deliver a large volume of gas over a relatively short time period. Combined with capacity contracted from NPC's one-third stake in Jackson Prairie, PSE has peak, firm delivery capacity of over 340,000 Dth per day and total firm storage capacity exceeding 7,500,000 Dth at the facility. The location of the Jackson Prairie facility in PSE's market area provides significant cost savings by reducing the amount of annual pipeline capacity required to meet peak-day gas requirements. The Clay Basin storage facility is supply area storage and is utilized for withdrawals over the entire winter, capturing savings due to injecting lower cost gas supplies during the summer. PSE has maximum firm withdrawal capacity of over 110,000 Dth per day from the facility with total storage capacity exceeding 13,000,000 Dth. The capacity is held under two contracts with remaining terms of 12 and 18 years.

LNG AND PROPANE-AIR RESOURCES

        LNG and propane-air resources provide gas supply on short notice for short periods of time. Due to their typically high cost, these resources are normally utilized as the supply of last resort in extreme peak-demand periods typically lasting a few hours or days. PSE has long-term contracts for storage of approximately 240,000 Dth of PSE owned gas as LNG at NPC's Plymouth facility, which equates to approximately three and one-half days' supply at maximum daily deliverability of 72,000 Dth. PSE owns storage capacity for approximately 1.4 million gallons of propane. The propane-air injection facilities are capable of delivering the equivalent of 30,000 Dth of gas per day for up to four days directly into PSE's distribution system.

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

GAS RATES AND REGULATION

        As a result of sharp increases in gas costs during 2000 and 2001, PSE filed two PGA and deferral amortization filings with the Washington Commission which were approved. The PGA filings allow PSE to recover expected increases in annual gas costs and deferral amortization filings allow PSE to recover prior period gas cost undercollection. As a result, gas rates to all sales customers increased by an average of 30.2% on August 1, 2000, and 26.4% again on January 12, 2001. Subsequent declines in gas costs led to PSE obtaining approval of another PGA and deferral amortization filing in 2001 resulting in an average 8.9% reduction in gas sales rates on September 1, 2001.

        On June 25, 1998, PSE received approval from the Washington Commission to implement a new performance-based mechanism for strengthening its gas-supply purchasing and gas-storage practices. The PGA Incentive Mechanism, which encourages competitive gas purchasing and management of pipeline and storage capacity, became effective July 1, 1998 and terminated October 31, 2001. Incentive gains and losses from the three-year program were shared between customers and shareholders. After the first $0.5 million, which was allocated to customers, gains and losses were shared 40%/60% between PSE and customers up to $26.5 million, and 33%/67% thereafter. Gains or losses were determined relative to a weighted average index, which was reflective of PSE's gas supply and transportation contract costs. PSE's share of incentive gains or (losses) under the PGA Incentive Mechanism in 2001, 2000 and 1999 was approximately $(3.9) million, $7.5 million and $7.2 million, respectively while customers' share was approximately $(6.2) million, $11.7 million and $11.3 million, respectively.

        On November 26, 2001, PSE filed a petition with the Washington Commission requesting a general gas rate increase of $85.9 million to cover the increased distribution costs to meet high growth-rate in customer demand - excluding the cost of natural gas. The Washington Commission is expected to make a decision on the increase by no later than October 25, 2002.

GAS OPERATING STATISTICS

  Twelve Months Ended December 31                                    2001                  2000                   1999
----------------------------------------------------- -------------------- --------------------- ----------------------
  Operating revenues by classes (thousands):
  Regulated utility sales:
    Residential sales                                           $ 486,761             $ 372,900              $ 296,032
    Commercial firm sales                                         196,904               144,046                113,058
    Industrial firm sales                                          37,411                27,832                 21,724
    Interruptible sales                                            71,997                44,485                 30,404
----------------------------------------------------- -------------------- --------------------- ----------------------
      Total gas sales                                             793,073               589,263                461,218
    Transportation services                                        11,780                12,137                 13,117
    Other                                                          10,218                10,911                 11,153
----------------------------------------------------- -------------------- --------------------- ----------------------
      Total gas operating revenues                              $ 815,071             $ 612,311              $ 485,488
----------------------------------------------------- -------------------- --------------------- ----------------------
  Customers, average number served:
    Residential                                                   548,497               532,333                509,384
    Commercial firm                                                45,998                44,817                 43,567
    Industrial firm                                                 2,789                 2,863                  2,879
    Interruptible                                                     833                   835                    873
    Transportation                                                    112                    98                    103
----------------------------------------------------- -------------------- --------------------- ----------------------
      Total customers (average)                                   598,229               580,946                556,806
----------------------------------------------------- -------------------- --------------------- ----------------------
  Gas volumes (thousands of therms):
    Residential sales                                             494,648               517,561                507,978
    Commercial firm sales                                         214,713               221,170                221,804
    Industrial firm sales                                          42,287                48,348                 48,422
    Interruptible sales                                            98,733               103,446                 93,791
----------------------------------------------------- -------------------- --------------------- ----------------------
      Total gas volumes                                           850,381               890,525                871,995
    Transportation volumes                                        188,196               204,035                236,704
----------------------------------------------------- -------------------- --------------------- ----------------------
      Total volumes                                             1,038,577             1,094,560              1,108,699
----------------------------------------------------- -------------------- --------------------- ----------------------
  Working-gas volumes in storage at year end  (thousands of therms):
      Jackson Prairie                                              59,537                67,827                 60,673
      Clay Basin                                                   73,800                28,275                 37,281
----------------------------------------------------- -------------------- --------------------- ----------------------
  Average use per customer (therms):
    Residential                                                       902                   972                    997
    Commercial firm                                                 4,668                 4,935                  5,091
    Industrial firm                                                15,162                16,887                 16,819
    Interruptible                                                 118,527               123,888                107,435
    Transportation                                              1,680,321             2,081,989              2,298,097
----------------------------------------------------- -------------------- --------------------- ----------------------
----------------------------------------------------- -------------------- --------------------- ----------------------
  Average revenue per customer:
    Residential                                                     $ 887                 $ 701                  $ 581
    Commercial firm                                                 4,281                 3,214                  2,595
    Industrial firm                                                13,414                 9,721                  7,546
    Interruptible                                                  86,431                53,275                 34,827
    Transportation                                                105,179               123,846                127,350
----------------------------------------------------- -------------------- --------------------- ----------------------
  Average revenue per therm (cents):
    Residential                                                      98.4                  72.0                   58.3
    Commercial firm                                                  91.7                  65.1                   51.0
    Industrial firm                                                  88.5                  57.6                   44.9
    Interruptible                                                    72.9                  43.0                   32.4
      Average sales to gas customers                                 93.3                  66.2                   52.9
    Transportation                                                    6.3                   5.9                    5.5
----------------------------------------------------- -------------------- --------------------- ----------------------

ENERGY CONSERVATION

        Beginning in December 2000, PSE began providing Personal Energy ManagementTM consumption information to all classes of customers. Customers are able to monitor their energy usage during the day and shift their usage to low-demand off-peak periods. This program helps to minimize energy purchases at peak times when electric energy is most costly. Overall, this program has reduced consumption by customers.

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

FEDERAL CLEAN AIR ACT AMENDMENTS OF 1990

        PSE has an ownership interest in coal-fired, steam-electric generating plants at Colstrip, Montana, which are subject to the federal Clean Air Act Amendments of 1990 (CAAA) and other regulatory requirements.

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

FEDERAL ENDANGERED SPECIES ACT

        Since the 1991 listings, one more species of salmon has been listed and two more have been proposed which may further influence operations. Upper Columbia River Steelhead was listed by National Marine Fisheries Service in August 1997. Anticipating the Steelhead listing, the Mid-Columbia PUDs initiated consultation with the federal and state agencies, Native American tribes and non-governmental organizations to secure operational protection through a long-term settlement and habitat conservation plan which includes fish protection and enhancement measurement for the next 50 years. The negotiations have concluded among the Chelan and Douglas County PUDs and various fishery agencies, and final agreement is subject to a National Environmental Policy Act review and power purchaser approval. Generally, the agreement obligates the PUDs to achieve certain levels of passage efficiency for downstream migrants at their hydroelectric facilities and to fund certain habitat conservation measures. Grant County PUD has yet to reach agreement on these issues.

        The proposed listing of the Snake River Sockeye salmon as an endangered species, of Puget Sound Chinook salmon and spring Chinook salmon for the upper Columbia River were approved in March 1999. The listing of spring Chinook salmon for the upper Columbia River should not result in markedly differing conditions for operations from previous listings in the area. However, Puget Sound has not experienced Endangered Species Act listing to date, and listing of Puget Sound Chinook salmon is causing a number of changes to operations of governmental agencies and private entities in the region, including PSE. These changes may adversely affect hydro plant operations and permit issuance for facilities construction, and increase costs for process and facilities. Because PSE relies substantially less on hydroelectric energy from the Puget Sound area than from the Mid-Columbia River and because the impact on PSE operations in the Puget Sound area is not likely to impair significant generating resources, the impact of listing for Puget Sound Chinook salmon and Bull Trout should be proportionately less than the Columbia River listings. PSE is actively engaging the federal agencies to address Endangered Species Act issues for PSE's generating plants. The consultation with the federal agencies is ongoing.

EXECUTIVE OFFICERS OF THE REGISTRANTS

        The executive officers of Puget Energy as of March 8, 2002, are listed below. For their business experience during the past five years, please refer to the table below regarding Puget Sound Energy's executive officers. Officers of Puget Energy are elected for one-year terms.

  Name                        Age      Offices
--------------------------- -------- --------------------------------------------------------------------------------
  S. P. Reynolds              54       President and Chief Executive Officer since January 2002. Director since
                                       January 2002.

  J. W. Eldredge              51       Corporate Secretary and Chief Accounting Officer since April 1999.

  D. E. Gaines                44       Vice President Finance and Treasurer since March 2002.

  S. A. McKeon                55       Senior Vice President Finance and Legal (Chief Financial Officer) since March
                                       2002; Vice President and General Counsel, 1999 - 2002.

The executive officers of Puget Sound Energy as of March 8, 2002, are listed below along with their business experience during the past five years. Officers of Puget Sound Energy are elected for one-year terms.

  Name                        Age      Offices
--------------------------- -------- --------------------------------------------------------------------------------

  S. P. Reynolds              54       President and Chief  Executive  Officer  since  January  2002;  President and
                                       Chief Executive Officer of Reynolds Energy International,  1998 - 2002; Chief
                                       Executive Officer of PG&E Gas Transmission Texas, 1997 - 1998;  President and
                                       Chief Executive  Officer of Pacific Gas  Transmission  Company,  1987 - 1998.
                                       Director since January 2002.

  J. W. Eldredge              51       Vice President, Corporate Secretary,  Controller and Chief Accounting Officer
                                       since  May  2001;  Corporate  Secretary,  Controller,  and  Chief  Accounting
                                       Officer, 1993 - 2001.

  D. E. Gaines                44       Vice President Finance and Treasurer since March 2002; Vice  President and Treasurer
                                       2001 - 2002;  Treasurer,  1994 - 2001.  Mr. Gaines is the brother of W. A. Gaines,
                                       Vice President Energy Supply.

  W. A. Gaines                46       Vice President Energy Supply since February 1997;  Manager Power  Management,
                                       1996 - 1997.  Mr. Gaines is the brother of D. E. Gaines,  Vice  President and
                                       Treasurer.

  D. A. Graham                61       Vice President Human Resources  since April 1998;  Director Human  Resources,
                                       1989 - 1998.

  P. J. Gullekson             55       Vice  President  Customer  Services  since March  2000;  Director of Customer
                                       Service, 1998 - 2000; Manager Customer Service, 1997 - 1998.

  K. J. Harris                37       Vice President Regulatory Affairs since March 2002; Director Load Resource
                                       Strategies and Associate General Counsel, 2001 - 2002; Associate General Counsel,
                                       1990 - 2001. For more than four years prior to that time, she was an attorney with the law firm of Perkins Coie LLP.

  T. J. Hogan                 50       Senior Vice President External Affairs since March 2002; Vice President External
                                       Affairs, 2000 - 2002; Vice President  Systems Operations, 1997 - 2000.

  S. A. McKeon                55       Senior Vice President Finance and Legal (Chief Financial Officer) since
                                       March 2002; Vice President and General Counsel, 1997 - 2002.

  S. McLain                   45       Vice  President  Operations  -  Delivery  since  June  1999;  Vice  President
                                       Corporate  Performance,  1997 - 1999;  Director  Planning and Work Practices,
                                       1997.

  J. M. Ryan                  40       Vice President  Energy  Portfolio  Management  since December 2001;  Managing
                                       Director  of North  American  Marketing  of  TransAlta  USA,  2001;  Managing
                                       Director  Origination of Merchant Energy Group of the Americas,  Inc., 1997 -
                                       2001.

  G. B. Swofford              60       Senior Vice President and Chief Operating Officer since March 2002; Vice President and Chief  Operating  Officer - Delivery, 1999 - 2002; Vice President Customer
                                       Operations, 1997 - 1999.

  P. M. Wiegand               49       Vice President Risk  Management and Strategic  Planning since September 2000;
                                       Director  of Budgets and  Performance  Management,  1999 - 2000;  Director of
                                       Information Technology, 1997 - 1999.

        ITEM 2. PROPERTIES

        The principal electric generating plants and underground gas storage facilities owned by PSE are described under Item 1 - Business - Electric Utility Operations and Gas Utility Operations. PSE owns its transmission and distribution facilities and various other properties. Substantially all properties of PSE are subject to the liens of PSE's Mortgage Indentures.

        ITEM 3. LEGAL PROCEEDINGS

        See "Litigation" in Note 17 to the Consolidated Financial Statements.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

        PART II

        ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Puget Energy's common stock, the only class of common equity of Puget Energy, is traded on the New York Stock Exchange under the symbol PSD. As of December 31, 2001, there were approximately 48,700 holders of record of Puget Energy's common stock. The outstanding shares of PSE's common stock, the only class of common equity of PSE, are held by Puget Energy and are not traded.

        The following table shows the market price range of, and dividends paid on, Puget Energy's common stock during the periods indicated in 2001, and PSE's common stock during the periods indicated in 2000. Puget Energy and PSE have paid dividends on common stock each year since 1943 when such stock first became publicly held.

                                    2001                                        2000
------------------------- ------------------------- ----------------- ------------------------- -----------------
                                 Price Range            Dividends            Price Range           Dividends
  Quarter Ended             High         Low              Paid            High          Low            Paid
------------------------- ------------ ------------ ----------------- ------------ ------------ -----------------
  March 31                 $27.75       $20.63             $.46        $24 1/8      $18 15/16          $.46
  June 30                   26.24        22.54              .46         24 13/16     21 5/16            .46
  September 30              26.95        20.50              .46         26 3/16      21 7/8             .46
  December 31               23.11        18.51              .46         28           23 1/8             .46

        Dividends on Puget Energy's common stock will depend primarily on the dividends and other distributions that PSE and other subsidiaries will pay to Puget Energy and the capital requirements of Puget Energy and its subsidiaries.

        PSE's payment of common stock dividends to Puget Energy is restricted by provisions of certain covenants applicable to preferred stock and long-term debt contained in PSE's Articles of Incorporation and electric and gas mortgage indentures. Under the most restrictive covenants, earnings reinvested in the business unrestricted as to payment of cash dividends were approximately $191.0 million at December 31, 2001. If PSE is not granted interim rate relief from the Washington Commission, PSE's ability to pay dividends to Puget Energy would be adversely impacted. (See Note 7 to the Consolidated Financial Statements.)

        ITEM 6. SELECTED FINANCIAL DATA

        The following tables show selected financial data. Puget Energy became the holding company for PSE on January 1, 2001 pursuant to a plan of exchange in which each share of PSE common stock was exchanged on a one-for-one basis for Puget Energy common stock.

Puget Energy
Summary of Operations
(Dollars in thousands except per share data)

  Year ended December 31                           2001            2000             1999             1998             1997
---------------------------------------- --------------- --------------- ---------------- ---------------- ----------------
Operating revenue                           $ 3,373,991     $ 3,441,672      $ 2,067,944      $ 1,923,856      $ 1,681,528
Operating income                                297,121         363,872          307,816          295,098          210,638
Income before cumulative effect of
    accounting change                           121,588         193,831          185,567          169,612          125,698
Income for common stock from
    continuing operations                        98,426         184,837          174,502          156,609          108,363
Basic and diluted earnings
    per common share from
    continuing operations (Note 1 to               1.14            2.16             2.06             1.85             1.28
    the financial statements)
Dividends per common share                         1.84            1.84             1.84             1.84             1.78
Book value per common share                       15.66           16.61            16.24            16.00            16.06
---------------------------------------- --------------- --------------- ---------------- ---------------- ----------------
Total assets at year-end                     $5,546,977      $ 5,556,669     $ 5,145,606      $ 4,709,687      $ 4,493,306
Long-term obligations                         2,127,054       2,170,797        1,783,139        1,475,106        1,412,153
Redeemable preferred stock                       50,662          58,162           65,662           73,162           78,134
Corporation obligated, mandatorily
    redeemable preferred securities
    of subsidiary trust holding solely
    junior subordinated debentures
    of the corporation                          300,000         100,000          100,000          100,000          100,000
---------------------------------------- --------------- --------------- ---------------- ---------------- ----------------

Puget Sound Energy
Summary of Operations
(Dollars in thousands)

  Year ended December 31                           2001            2000             1999             1998             1997
---------------------------------------- --------------- --------------- ---------------- ---------------- ----------------
Operating revenue                           $ 3,200,205     $ 3,441,672      $ 2,067,944      $ 1,923,856      $ 1,681,528
Operating income                                288,480         363,872          307,816          295,098          210,638
Income before cumulative effect of
    accounting change                           119,130         193,831          185,567          169,612          125,698
Income for common stock from
    continuing operations                        95,968         184,837          174,502          156,609          108,363

---------------------------------------- --------------- --------------- ---------------- ---------------- ----------------
Total assets at year-end                    $ 5,317,750     $ 5,556,669      $ 5,145,606      $ 4,709,687      $ 4,493,306
Long-term obligations                         2,053,815       2,170,797        1,783,139        1,475,106        1,412,153
Redeemable preferred stock                       50,662          58,162           65,662           73,162           78,134
Corporation obligated, mandatorily
    redeemable preferred securities
    of subsidiary trust holding solely
    junior subordinated debentures
    of the corporation                          300,000         100,000          100,000          100,000          100,000
---------------------------------------- --------------- --------------- ---------------- ---------------- ----------------

        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this annual report on Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy's and PSE's objectives, expectations and intentions. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report. Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “projects,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, neither Puget Energy nor PSE undertakes an obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Net income in 2001 was $106.8 million on operating revenues of $3.4 billion, compared to $193.8 million on operating revenues of $3.4 billion in 2000 and $185.6 million on operating revenues of $2.1 billion in 1999. Income for common stock was $98.4 million in 2001, compared to $184.8 million in 2000 and $174.5 million in 1999.

        Basic and diluted earnings per share in 2001 were $1.14 on 86.4 million weighted average common shares outstanding compared to $2.16 on 85.4 million weighted average common shares outstanding in 2000 and $2.06 on 84.6 million weighted average common shares outstanding in 1999.

        Net income in 2001 was negatively impacted by a decrease in utility net income of $124.6 million from 2000 due primarily to decreased electric margins. Net income in 2001 was positively impacted by an increase in non-utility net income of $37.6 million from 2000 which includes net gains of approximately $8.0 million or $0.09 per share from non-utility operations. The $0.09 per share included gains from the sale of the assets of ConneXt, net of ConneXt's operating loss of approximately $0.01 per share.

        Total kilowatt-hour energy sales to retail consumers in 2001 were 19.9 billion compared with 21.9 billion in 2000 and 21.4 billion in 1999. Kilowatt-hour sales to wholesale customers were 7.5 billion in 2001, 15.1 billion in 2000 and 11.7 billion in 1999. Kilowatt-hours transported to transportation customers under a new tariff established in 2001 were 308 million in 2001. Kilowatt-hours transported to transportation customers under a terminated pilot program were 164 thousand in 2000 and 48 million in 1999.

        Total gas sales to retail consumers in 2001 were 850.4 million therms compared with 890.5 million therms in 2000 and 872.0 million therms in 1999. Total gas sales to transportation customers in 2001 were 188.2 million therms compared with 204.0 million therms in 2000 and 236.7 million therms in 1999.

         Results of Operation of Puget Energy

         Increase (Decrease) Over Preceding Year
         Years Ended December 31                                                 2001                2000
         (Dollars in Millions)
       ------------------------------------------------------------ ------------------ -------------------
         Operating revenue changes:
           General rate increases                                              $ 12.5              $ 16.9
           BPA residential purchase and sale agreement                           11.2                (3.3)
           Electric sales to other utilities and marketers                     (227.9)              932.6
           Electric revenue sold at index rates to retail customers             (82.4)              184.9
           Electric revenue sold to conservation trust                            4.4                 8.4
           Electric conservation incentive credit                               (19.5)                 --
           Electric load and other                                             (117.3)               74.2
           Gas revenue                                                          202.7               126.8
           InfrastruX revenue                                                   128.8                45.0
           Other revenue                                                         19.8               (11.8)
       ------------------------------------------------------------ ------------------- ------------------
              Total operating revenue change                                    (67.7)            1,373.7
       ------------------------------------------------------------ ------------------- ------------------
         Operating expense changes:
           Energy costs:
             Purchased electricity                                             (360.5)              986.5
             Residential exchange credit                                        (34.8)              (2.0)
             Purchased gas                                                      204.5               112.9
             Electric generation fuel                                            98.4               123.6
             FAS-133 unrealized gain                                            (11.2)                --
           Utility operations and maintenance:
             Production operations and maintenance                                2.8                 8.4
             Personal energy management                                          11.1                 1.4
             Other utility operations and maintenance                            11.8               (10.4)
           InfrastruX operations and maintenance                                106.6                41.4
           Other operations and maintenance                                     (10.5)              (8.0)
           Depreciation and amortization                                         21.0                20.8
           Conservation amortization                                             (0.3)              (1.0)
           Taxes other than federal income taxes                                 11.2                23.1
           Federal income taxes                                                 (51.0)               21.0
       ------------------------------------------------------------ ------------------- ------------------
              Total operating expense change                                     (0.9)            1,317.7
       ------------------------------------------------------------ ------------------- ------------------
         Other income change (net of tax)                                         9.5               (23.0)
         Interest charges                                                        15.0                24.7
         FAS-133 transition adjustment loss (net of tax)                         14.7                  --
       ------------------------------------------------------------ ------------------ -------------------
         Net income change                                                    $ (87.0)              $ 8.3
       ------------------------------------------------------------ ------------------- ------------------

        The following information pertains to the changes outlined in the table above:

OPERATING REVENUES - ELECTRIC

        Electric operating revenues increased $12.5 million and $16.9 million in 2001 and 2000, respectively, when compared to the prior years due to overall average 0.9% and 1.2% general rate increases effective January 1, 2001 and January 1, 2000.

        Sales to other utilities and marketers decreased $227.9 million in 2001 compared to an increase of $932.6 million in 2000 compared to the prior years due primarily to volatility in wholesale power prices.

        Electric revenues in 2001 decreased due to decreased prices and kilowatt-hours sold related to electric energy sales to other utilities and marketers and sales to customers whose rates were tied to a market index. These customers can choose another supplier or self-generate their energy needs. Several index rate customers have switched to transportation rate tariffs beginning in July 2001 as allowed by a Washington Commission order dated April 5, 2001 authorizing the establishment of a transportation tariff. On June 19, 2001, FERC implemented price controls on wholesale electricity in the western states. Several factors have contributed to the dramatic decline in wholesale electric prices by the end of the second quarter of 2001 and, therefore, have greatly diminished the value of PSE’s excess electric energy during that period and into the foreseeable future. PSE and other western utilities filed an appeal asking FERC to review its June 19, 2001 order and make modifications to the price controls to stabilize wholesale prices in California and prevent the energy problems from spreading to other states. On December 19, 2001, FERC issued an order on clarification and rehearing addressing, in part, the Company’s petition for rehearing on the June 19, 2001 order. The Company and other entities have sought further rehearing and clarification of the December 19, 2001 order. PSE continues to operate without an electric rate adjustment mechanism.

        Electric revenues were reduced by approximately $19.5 million in 2001 related to a customer conservation incentive credit which was approved by the Washington Commission on April 25, 2001. The conservation incentive credit was to reduce customers’ bills by $0.05 per kWh for each kWh reduction in excess of 10% from the same billing period in the prior year through December 31, 2001. On November 7, 2001, the Washington Commission approved PSE’s request to terminate the conservation incentive credit program effective November 8, 2001.

        On April 25, 2001, the Washington Commission approved “time-of-day” rates for approximately 300,000 residential electric customers for the period May 1, 2001 through September 30, 2001. On September 26, 2001, the Washington Commission authorized the extension of the “time-of-day” rates pilot program for residential customers through May 31, 2002 to allow approximately 20,000 business customers to participate in a “time-of-day” rates program from October 1, 2001 through September 30, 2002. In the order, if the cumulative revenues collected under “time-of-day” tariffs during the beginning through the end of the programs exceed the revenues that would have been collected under the original tariffs, PSE must defer any overcollection and refund it to participating customers. Through December 31, 2001, revenues billed under the “time-of-day” tariff have been slightly less than original tariffs by an immaterial amount, thus no deferred liability was established at December 31, 2001. Personal Energy ManagementTM consumption information is available to all classes of customers. Customers are able to monitor their energy usage and shift usage to low-demand off-peak periods. This program reduces the demand for peak power generation.

        Revenues from electric customers in 2001 and 2000 were reduced by a Residential and Farm Energy Exchange credit tariff in place since October 1, 1995. Under the rate plan approved by the Washington Commission in its merger order, PSE reflected in customers' bills the level of Residential Exchange benefits in place at the time of the merger with Washington Energy Company in 1997. On January 29, 1997, PSE and Bonneville Power Administration (BPA) signed an agreement under which PSE received payments from BPA of approximately $235 million over an approximate five-year period that ended June 2001. These payments were recorded as a reduction of purchased electricity expenses. As a result of lower usage by residential and farm customers in 2001, the residential and farm exchange credit decreased by $11.2 million as compared to 2000 and increased in 2000 by $3.3 million as compared to 1999.

        On June 13, 2001, the Washington Commission approved an amended Residential Purchase and Sale Agreement between PSE and BPA, under which PSE's residential and small farm customers would receive benefits of federal power. Completion of this agreement enables PSE to continue to provide, and in fact increase, effective January 1, 2002, the Residential and Farm Energy Exchange credit to residential and small farm customers. The amended settlement agreement provides that PSE will receive for its residential and small farm customers (a) cash payment benefits during the period July 1, 2001 through September 30, 2006 and (b) benefits in the form of power or cash payments during the period October 1, 2006 through September 30, 2011. Any such benefits may vary, depending on the outcome of regulatory and legal proceedings and reviews. For example a number of parties are challenging in the Ninth Circuit Court of Appeals BPA's authority to enter into or perform the amended Residential Purchase and Sale Agreement between PSE and BPA. For calendar 2001, the benefits of the Residential and Farm Energy Exchange credited to customers was $103.1 million as compared to an offsetting reduction in Purchased Electricity Expense of $75.9 million. PSE expects payments from BPA (recorded as a reduction in Purchased Electricity Expense) in the amount of $127.3 million for the period January 2002 through September 2002 and $702.2 million for the period October 2002 through September 2006. Eligible residential and small farm customers will receive credits to their bills in the same amount. On October 17, 2001, the Public Counsel Section of the Washington State Attorney General's Office filed a complaint with the Washington Commission alleging that PSE has violated the Washington Commission's 1997 merger order. The Public Counsel's complaint is that PSE's residential and small farm customers should receive both the reduction in rates equal to the residential exchange credit in place prior to July 1, 2001, and in addition, the benefits of the amended agreement for residential and small farm benefits received from BPA. If Public Counsel's position were upheld, PSE's electric revenues for the last six months of 2001 would be reduced by approximately $51.1 million. While PSE believes this complaint is without merit, PSE is unable to predict the outcome of this proceeding. A decision in the proceeding is expected in 2002.

        PSE operates within the western wholesale market and has made sales into the California energy market. During the first quarter of 2001, PSE received partial payments for sales made in the fourth quarter of 2000. At December 31, 2000, PSE's receivables from the California Independent System Operator (CAISO) and other counter-parties, net of reserves, were $41.8 million. At December 31, 2001, such receivables, net of reserves, were approximately $26.6 million.

        In 2001 and 2000, PSE collected and remitted to two grantor trusts, $31.0 million and $35.4 million, respectively, as a result of PSE's sale of future electric revenues associated with $237.7 million of its investment in conservation assets in its electric general rate tariff. The impact of the sale of revenue, was offset by reductions in conservation amortization and interest expenses. The principal amounts owed by the trusts to its bondholders were $31.8 million and $61.9 million at December 31, 2001 and 2000, respectively.

        On April 15, 2001, the Washington Commission issued an order allowing PSE's large industrial customers whose rates were linked to a market index to choose their supplier of electricity or to self-generate. If an industrial customer chooses an alternate supplier, PSE will provide the transportation of electricity to the customer's premises and charge that customer for the service.

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

OPERATING REVENUES - GAS

        Regulated gas utility revenues in 2001 increased by $202.7 million from the prior year. Total gas volumes, including transported gas, decreased 5.1% in 2001 from 2000. The primary reason for the increase in gas sales was the higher natural gas prices which are passed through to customers in the Purchased Gas Adjustment (PGA). Gas rates to all sales customers increased by an average of 30.2% on August 1, 2000 and 26.4% on January 12, 2001, offset by an 8.9% decrease in gas rates under the PGA effective September 1, 2001. Higher priced firm gas sales comprised a larger percentage of total therm sales in 2001 compared to 2000 which also contributed to increased revenues. Utility gas margin (the difference between gas revenues and gas purchases) decreased by $17.0 million, or 7.6%, in 2001 over 2000.

        Regulated gas utility sales revenue in 2000 increased by $126.8 million from the prior year on a 2.1% increase in gas volumes sold. Total gas volumes, including transported gas, decreased 1.3% in 2000 from 1999.

OTHER REVENUES

        InfrastruX total operating revenues increased $128.8 million in 2001 compared to 2000 from the acquisitions made in the third quarter of 2000 and throughout 2001. PSE's other revenues increased $19.8 million in 2001 compared to 2000 primarily due to increased revenues at PSE's real estate investment and development subsidiary, Puget Western, Inc. Other revenues decreased $11.8 million in 2000 compared to 1999 due primarily to decreased revenues at Puget Western, Inc. and the sale of a wholly-owned subsidiary, Homeguard Security Services, Inc. in 1999.

OPERATING EXPENSES

        Purchased electricity expenses decreased $360.5 million in 2001 when compared to 2000 and increased $986.5 million in 2000 when compared to 1999. The decrease in 2001 was due primarily to lower volumes and significantly lower prices for non-firm power purchases from other utilities and marketers due to declining prices in the West Coast power market beginning in the second half of 2001. The increase in 2000 as compared to 1999 was due primarily to greater volumes and significantly higher prices for non-firm power purchases from other utilities and marketers during the last seven months of 2000 due to increasing prices in the West Coast power market.

        Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA increased $34.8 million in 2001 when compared to 2000, due to the terms set out in the 1997 Residential Exchange Termination Agreement and the 2001 Residential Purchase and Sale Agreement between PSE and BPA discussed in Operating Revenues - Electric. Beginning July 2001, all residential exchange credits are passed through to eligible residential and small farm customers by a corresponding reduction in revenues.

        Purchased gas expenses increased $204.5 million in 2001 compared to 2000 primarily due to the impact of increased gas costs, which are passed through to customers through the PGA mechanism, offset by a 5.1% decrease in sales volumes. Purchased gas expenses increased $112.9 million in 2000 compared to 1999 due to the impact of increased gas costs, which are passed through to customers through the PGA mechanism and a 2.1% increase in sales volumes. The PGA allows PSE to recover expected increases in gas costs. PSE defers, as a receivable, any gas costs that exceed the amount in PGA rates and accrues interest under the PGA. The balance of the PGA receivable was $37.2 million and $96.1 million for December 31, 2001 and 2000, respectively.

        Electric generation fuel expense increased $98.4 million in 2001 compared to 2000, compared to an increase of $123.6 million in 2000 compared to1999, as a result of increased generation and higher fuel costs at combustion turbine facilities. These facilities operated at much higher levels in 2001 compared to the same period in 2000 due to adverse hydroelectric conditions.

        Financial Accounting Standards Board Statement No. 133 (Statement No. 133) was adopted on January 1, 2001. During 2001, an increase to current earnings of approximately $11.2 million pre-tax ($7.3 million after-tax) was recognized for unrealized gains associated with electric derivative transactions and a $14.7 million after-tax transition adjustment loss was recorded during 2001 resulting from recognizing the cumulative effect of this change in accounting principle. (For further discussion see Note 18).

        Production operations and maintenance costs increased $2.8 million in 2001 compared to 2000 due primarily to an approximately $2.1 million increase in lease costs associated with the new Fredonia 3 and 4 units, offset by reduced operating costs resulting from the sale of the Centralia generating station in May 2000, and a net cost of $2.9 million after estimated insurance recovery to repair the PSE-owned Fredonia combustion turbine unit #1, which was out of service from February 21, 2001 through May 14, 2001. PSE has received partial payments of $7.7 million associated with an amended $12.6 million insurance claim and is awaiting payment on the remainder. Production operations and maintenance costs increased $8.4 million in 2000 compared to 1999 due to increased energy production and maintenance work at company-owned combustion turbine plants, inventory write-downs at Colstrip and 12 full months of Encogen generating station costs versus 2 months in 1999.

        PSE's Personal Energy Management™ energy-efficiency program costs increased $11.1 million in 2001, reflecting a full year of implementation compared to 2000. PSE began providing Personal Energy Management™ billing information to electric customers in December 2000 which resulted in a $1.4 million increase in costs in 2000 compared to 1999. The Personal Energy ManagementTM program helps to minimize energy purchases at peak times when electric energy is most costly.

        Other utility operations and maintenance costs increased $11.8 million in 2001 compared to 2000 due primarily to repair costs associated with storm and earthquake damage in 2001, increased meter reading expenses associated with providing Personal Energy ManagementTM, and a one-time insurance recovery received in 2000. Other utility operations and maintenance costs decreased $10.4 million in 2000 compared to 1999 due primarily to high 1999 costs related to Year 2000 remediation expenses in 1999 not incurred in 2000 and the reduction in 2000 of electric service restoration costs that followed a number of storms which occurred in early 1999.

        InfrastruX operation and maintenance expenses increased $106.6 million in 2001 compared to 2000 due to its acquisitions beginning in 2000. PSE's other operations and maintenance expenses decreased $10.5 million in 2001 compared to 2000 primarily due to a decrease in operating expenses at ConneXt, the assets of which were sold in the third quarter of 2001. Other operations and maintenance expenses decreased $8.0 million in 2000 compared to 1999 primarily due to a decrease in operating expenses at ConneXt and from the sale of Homeguard Security Services, Inc. in 1999.

        Depreciation and amortization expenses increased $21.0 million in 2001 compared to 2000 due to the effects of new plant placed into service during 2001, including ConsumerLinX, a customer information and billing system, which was placed into service in phases through late 2000 and early 2001. Depreciation and amortization expense increased $20.8 million in 2000 compared to 1999 due primarily to the effects of new plant placed into service during 2000.

        Taxes other than federal income taxes increased $11.2 million in 2001 compared to 2000 and $23.1 million in 2000 compared to 1999 due primarily to increases in municipal taxes and state excise taxes that are revenue based. Federal income taxes decreased by $51.0 million in 2001 compared to 2000, and increased $21.0 million in 2000 compared to 1999 primarily due to changes in pre-tax operating income for the periods.

OTHER INCOME

        Other income, net of federal income tax, increased $9.5 million in 2001 compared to 2000 due primarily to $11.8 million of reserves established in 2000 for a write-down to the fair values of certain assets held for sale by Hydro Energy Development Corp. to their net realizable values not recurring in 2001, $4.8 million of other income realized by Puget Western, Inc. on investments in 2000 not recurring in 2001, $7.4 million of increase in other income of ConneXt primarily from sales of assets in 2001, offset by reductions in other income in 2001 for additional amortization of goodwill from acquisitions by InfrastruX, officer incentive compensation accruals, and decreased other interest and dividend income. Other income, net of federal income tax, decreased $23.0 million in 2000 compared to 1999 due primarily to an after-tax gain in 1999 of $12.3 million on the sale of Cabot common stock in the second quarter of 1999, and an after-tax gain of $3.6 million related to the sale and assignment of certain non-core assets and supply transportation contracts in 1999. The decrease is also related to the establishment in 2000 of an after-tax reserve of $11.8 million for a write-down to the fair values of certain assets held for sale by Hydro Energy Development Corp. to their net realizable values. The decrease in 2000 was partially offset by the after-tax gain of approximately $1.6 million related to the sale of the Centralia generating plant.

INTEREST CHARGES

        Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $15.0 million in 2001 compared to 2000 as a result of the issuance of $25 million 7.61% Senior Medium-Term Notes, Series B, in September 2000, the issuance of $260 million 7.69% Senior Medium-Term Notes, Series C, in November 2000, and the issuance of $200 million 8.4% Trust Preferred Securities in May 2001. In addition, InfrastruX borrowings increased interest charges by $3.5 million in 2001 compared to 2000. Other interest expense decreased $16.9 million compared to 2000 as a result of lower weighted average interest rates and lower average daily short-term borrowings.

        Interest charges increased $24.7 million in 2000 compared to 1999 as a result of the issuance of $225 million 7.96% Senior Medium-Term Notes, Series B, in February 2000, the issuance of $25 million 7.61% Senior Medium-Term Notes, Series B, in September 2000, and the issuance of $260 million 7.69% Senior Medium-Term Notes, Series C, in November 2000. These increases were partially offset by the repayment of $132 million in Secured Medium-Term Notes since September 1999 and $105.6 million of Encogen debt in February 2000. Other interest expense increased $9.1 million compared to 1999 as a result of higher weighted average interest rates and higher average daily short-term borrowings.

CAPITAL RESOURCES AND LIQUIDITY

Capital Requirements

Contractual Obligations and Commercial Commitments

        Puget Energy. The following are Puget Energy's aggregate consolidated (including PSE) contractual and commercial commitments as of December 31, 2001:

                                                                            Payments Due Per Period
Puget Energy                                                 ------------------------------------------------------
Contractual Obligations                           Total         2002      2003-2004     2005-2006      2007 and
(in millions)                                                                                         Thereafter
---------------------------------------------- ------------- ----------- ------------- ------------- --------------

Long-term debt                                     $2,246.6      $119.5        $243.7        $112.0       $1,771.4
Short-term debt                                       348.6       348.6            --            --             --
Trust preferred securities (1)                        300.0          --            --            --          300.0
Preferred dividends (2)                                 1.1         1.1            --            --             --
Service contract obligations                          215.3        19.3          40.5          43.2          112.3
Capital lease obligations                               3.2         1.2           1.4           0.6              -
Non-cancelable operating leases                        59.7        17.5          26.4          10.6            5.2
Fredonia combustion turbines lease (3)                 77.3         4.9           9.5           9.1           53.8
Energy purchase obligations                         4,721.1       533.8         983.0         842.7        2,361.6
Financial hedge obligations                            56.3         8.1          16.7          17.6           13.9
                                               ------------- ----------- ------------- ------------- --------------
   Total contractual cash obligations              $8,029.2    $1,054.0      $1,321.2      $1,035.8       $4,618.2

                                                                            Amount of Commitment
                                                                           Expiration Per Period
                                                           -------------------------------------------------------
Commercial Commitments                           Total       2002     2003-2004      2005-2006       2007 and
(in millions)                                                                                       Thereafter
---------------------------------------------- ----------- --------- ------------- -------------- ----------------

Guarantees (4)                                      $71.5        --         $71.5             --               --
Lines of credit – available (5)                     125.4       9.6         115.8
                                               ----------- --------- ------------- -------------- ----------------
   Total commercial commitments                    $196.9      $9.6        $187.3             --               --
______________
  In 1997 and 2001, PSE formed Puget Sound Energy Capital Trust I and Puget Sound Energy Capital Trust II, respectively, for the sole purpose of issuing and selling preferred securities (Trust Securities) and issuing common securities to PSE. The proceeds from the sale of Trust Securities were used by the Trusts to purchase Junior Subordinated Debentures (Debentures) from PSE. The Debentures are the sole assets of the Trusts and PSE owns all common securities of the Trusts.
  On October 9, 2001, the Board of Directors of PSE declared a dividend payable on January 1, 2002 for preferred stock outstanding on December 14, 2001.
  In April 2000, PSE entered into a lease line of up to $70 million with a financial institution, under which PSE leases two combustion turbines for its Fredonia 3 and 4 electric generation facility. The lease has a term expiring in 2011, but can be cancelled by PSE after three years. Lease payments and amortization under the lease include interest equal to 1.20% above the London inter-bank offered rate (LIBOR). At December 31, 2001, PSE's outstanding balance under the lease was $58.8 million. For purposes of the table, lease payments assume a LIBOR of 2.14%. The expected residual value under the lease is the lesser of $36 million or 60% of the cost of the equipment. In the event the equipment is sold to a third party upon termination of the lease and the aggregate sales proceeds are less than 87% of the unamortized value of the equipment, PSE would be required to pay the lessor an amount equal to the deficiency.
  In June 2001, InfrastruX signed a credit agreement with several banks to provide up to $150 million in financing. Under the credit agreement, Puget Energy is the guarantor of the line of credit.
  At December 31, 2001, PSE had $375 million in lines of credit with various banks, which provide credit support for the outstanding bank loans and commercial paper of $338.2 million, effectively reducing the available borrowing capacity under these lines of credit to $36.8 million. InfrastruX had $170.5 million in lines of credits with various banks, which fund capital requirements of InfrastruX and its subsidiaries. InfrastruX and its subsidiaries had outstanding loans of $81.9 million, effectively reducing the available borrowing capacity under these lines of credit to $88.6 million.

        Puget Sound Energy. The following are PSE's aggregate contractual and commercial commitments as of December 31, 2001:

                                                                            Payments Due Per Period
Puget Sound Energy                                           -------------------------------------------------------
Contractual Obligations                           Total         2002      2003-2004     2005-2006       2007 and
(in Millions)                                                                                          Thereafter
---------------------------------------------- ------------- ----------- ------------- ------------- ---------------

Long-term debt                                     $2,170.9      $117.0        $170.5        $112.0        $1,771.4
Short-term debt                                       338.2       338.2            --            --              --
Trust preferred securities (1)                        300.0          --            --            --           300.0
Preferred dividends (2)                                 1.1         1.1            --            --              --
Service contract obligations                          215.3        19.3          40.5          43.2           112.3
Non-cancelable operating leases                        46.5        13.0          20.2           8.2             5.1
Fredonia combustion turbines lease (3)                 77.3         4.9           9.5           9.1            53.8
Energy purchase obligations                         4,721.1       533.8         983.0         842.7         2,361.6
Financial hedge obligations                            56.3         8.1          16.7          17.6            13.9
                                               ------------- ----------- ------------- ------------- ---------------
   Total contractual cash obligations              $7,926.7    $1,035.4      $1,240.4      $1,032.8        $4,618.1

                                                                            Amount of Commitment
Puget Sound Energy                                                         Expiration Per Period
                                                           -------------------------------------------------------
Commercial Commitments                           Total       2002       2003-2004      2005-2006      2007 and
(in Millions)                                                                                        Thereafter
---------------------------------------------- ----------- ---------- -------------- -------------- --------------

Lines of credit – available (4)                  $36.8         --          $36.8             --             --
______________
  See note (1) above.
  See note (2) above.
  See note (3) above.
  See note (5) above with respect to PSE.

        PSE has sold a stream of future electric revenues associated with $237.7 million of its investment in conservation assets in its electric general rate tariff to two grantor trusts. As a result of this sale, PSE collects these revenues from its electric customers and remits them to the trusts. During 2001, PSE collected and remitted $31.0 million to the trusts. Additional principle amounts expected to be collected on behalf of the trusts are $31.8 million at December 31, 2001.

UTILITY CONSTRUCTION PROGRAM

        Current utility construction expenditures for generation, transmission and distribution are designed to meet continuing customer growth and to improve efficiencies of PSE’s energy delivery systems. Construction expenditures, excluding equity Allowance for Funds Used During Construction (AFUDC), were $247.4 million in 2001. PSE expects construction expenditures will be approximately $227 million in 2002. PSE has not projected the level of construction expenditures for periods beyond 2002 as such amounts will be dependent upon the outcomes of PSE’s interim and general rate case filings described below. Construction expenditure estimates are subject to periodic review and adjustment in light of changing economic, regulatory, environmental and conservation factors.

OTHER ADDITIONS

        Other property, plant and equipment additions were $5.2 million in 2001. Puget Energy expects InfrastruX’s capital additions to be $11.5 million in 2002. InfrastruX will continue to acquire companies related to utility infrastructure services with their available line of credit and cash.

CAPITAL RESOURCES

CASH FROM OPERATIONS

        Cash generated from operations (net of dividends and AFUDC) totaled $468.2 million for the three-year period 1999-2001, and provided 53.0% of the $883.9 million of utility construction expenditures (net of AFUDC) other capital expenditure requirements for that period. Internal cash generation (net of dividends and AFUDC) provided 61.5% of total capital expenditure requirements in 2001, 57.5% in 2000 and 43.0% in 1999.

        If PSE’s requested interim and general rate increases are denied, cash from operations (net of dividends and AFUDC) during 2002 is projected to be approximately 82.3% of estimated construction expenditures (excluding AFUDC) and other capital expenditure requirements. Assuming PSE's requested interim and general rate increases are approved in full, cash from operations (net of dividends and AFUDC) during 2002 would be approximately 136.7% of estimated utility construction expenditures (excluding AFUDC) and other capital expenditure requirements during 2002. Puget Energy and PSE expect to continue financing the utility construction program and other capital expenditure requirements with internally generated funds and externally financed capital.

FINANCING PROGRAM

        Financing utility construction requirements and operational needs is dependent upon the cost and availability of external funds through capital markets and from financial institutions. Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, and Puget Energy's and PSE's credit ratings.

RESTRICTIVE COVENANTS
        In determining the type and amount of future financing, PSE may be limited by restrictions contained in its electric and gas mortgage indentures, articles of incorporation and certain loan agreements. Under the most restrictive tests, at December 31, 2001, PSE could issue:

  approximately $382 million of additional first mortgage bonds, at an assumed interest rate of 8.08% (however, see general and interim rate proceedings sections below);
  approximately $99 million of additional preferred stock at an assumed dividend rate of 7.75%; and
  approximately $232.4 million of unsecured long-term debt.

CREDIT RATINGS

        Neither Puget Energy nor PSE has any rating downgrade triggers that would accelerate the maturity dates of their debt. However, a downgrade in the senior secured credit ratings could adversely affect the companies' ability to renew existing, or obtain access to new, credit facilities and could increase the cost of such facilities. For example, under PSE's revolving credit facility, the spreads over the index and commitment fee increase as PSE's secured long term debt ratings decline. A downgrade in commercial paper ratings could preclude PSE's ability to issue commercial paper under its current programs. In addition, any downgrade below investment grade of the senior secured debt could allow counterparties in the wholesale electric, wholesale gas and financial derivative markets to require PSE to post a letter of credit or other collateral, make cash prepayments, obtain a guarantee agreement or provide other mutually agreeable security.

        On October 8, 2001, Standard & Poor’s lowered its long-term ratings on Puget Energy and PSE following the Washington Commission’s order of October 4, 2001 denying PSE’s request of August 21, 2001 for a power cost recovery mechanism and interim electric rate relief. On October 30, 2001, Standard & Poor’s further downgraded its long-term ratings of Puget Energy and PSE following the Washington Commission’s order of October 24, 2001, denying PSE’s petition that the Washington Commission reconsider their October 4, 2001 decision.

        On October 9, 2001, Moody’s Investors Service placed the rating of Puget Energy and PSE under review for possible downgrade following the Washington Commission’s order of October 4, 2001. On October 26, 2001, Moody’s issued a report stating it was continuing their review for possible downgrade of its long-term ratings of Puget Energy and PSE until the Washington Commission acted on PSE’s December 3, 2001 filing for interim electric rate relief.

        The current ratings of Puget Energy and Puget Sound Energy, as of February 28, 2002, are:

Puget Energy                                Standard & Poor’s Ratings       Moody’s Ratings
   Corporate credit rating                            BBB-                       Baa3
   Senior secured debt                                BBB-                        *
Puget Sound Energy
   Corporate credit rating                            BBB-                       Baa2
   Senior secured debt                                BBB                        Baa1
   Shelf debt senior secured                          BBB                         *
   Senior unsecured                                   BB+                        Baa2
   Preferred stock                                    BB                         Ba1
   Commercial paper                                   A-3                        P-2
   Subordinate                                         *                         Baa3
       _______________
       * No rating provided.

SHELF REGISTRATIONS

        In October 2000, PSE filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of senior notes secured by a pledge of PSE's first mortgage bonds, unsecured debentures or trust preferred securities. On November 9, 2000, PSE issued $260 million principal amount of 7.69% Senior Medium-Term Notes, Series C, due February 1, 2011. On May 24, 2001, PSE issued $200 million principal amount of 8.4% trust preferred securities due June 30, 2041. On January 16, 2002, PSE issued $40 million principal amount of 6.25% Senior Medium-Term Notes, Series C, due January 16, 2004, which completed the shelf registration.

        In February 2002, Puget Energy and PSE filed a shelf registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of:

  common stock of Puget Energy,
  senior notes of PSE, secured by a pledge of PSE's first mortgage bonds, unsecured debentures of PSE, and
  trust preferred securities of Puget Sound Energy Capital Trust III.

As of February 28, 2002, no securities had been issued under this shelf registration statement.

SHORT–TERM BORROWINGS AND COMMERCIAL PAPER

        PSE’s short-term borrowings from banks and the sale of commercial paper are used to provide working capital for the utility construction program. At December 31, 2001, PSE had available $375 million in lines of credit with various banks, which provide credit support for outstanding commercial paper of $123.2 million and $215 million of outstanding short-term borrowing, effectively reducing the available borrowing capacity under these lines of credit to $36.8 million.

        In June 2001, InfrastruX signed a credit agreement with several banks to provide up to $150 million in financing. Puget Energy is the guarantor of the line of credit. In addition, InfrastruX’s subsidiaries have $20.5 million in lines of credits with various banks. Short-term borrowings available for InfrastruX are used to fund capital requirements of InfrastruX and its subsidiaries. On December 31, 2001, InfrastruX and its subsidiaries had outstanding loans of $81.9 million, effectively reducing the available borrowing capacity under these lines of credit to $88.6 million.

STOCK PURCHASE AND DIVIDEND REINVESTMENT PLAN

        Puget Energy has a stock purchase and dividend reinvestment plan pursuant to which existing shareholders and residents of the state of Washington may invest cash and cash dividends in shares of Puget Energy's common stock. Since new shares of common stock may be purchased directly from Puget Energy, Puget Energy may receive funds for general corporate purposes through the program. Puget Energy has registered 5,000,000 shares of common stock for sale pursuant to the plan in 2001. In 2001 and 2000, Puget Energy issued 1,119,568 shares and 981,549 shares, respectively, resulting in proceeds of $25.6 million and $23.1 million. At December 31, 2001, 3,880,432 shares remained available for issuance under the plan.

GENERAL AND INTERIM RATE PROCEEDINGS

        On November 26, 2001, PSE filed both an electric and gas general rate increase request with the Washington Commission. The request is for a $228.3 million increase in electric revenues and a $85.9 million increase in base natural gas revenues. By statute, the general rate case proceedings can take up to 11 months from the time of the filing.

        On December 3, 2001, PSE filed petitions for an interim electric rate increase with the Washington Commission. The interim filing is comprised of two parts: a request for deferral of projected underrecovered power costs for the period January 1 through February 28, 2002 (approximately $66.4 million) and a surcharge to rates to collect in rates projected underrecovered power costs for the period March 1 through October 31, 2002 (approximately $104.3 million) and the deferred amount.

        On December 20, 2001, the Washington Commission authorized PSE to defer excess power costs for the period January 1, 2002 through March 31, 2002. PSE projects the excess power costs for the period will be approximately $89.2 million. The final accounting order issued by the Washington Commission on December 28, 2001 stated that the deferred costs would be examined in the context of PSE's interim and general rate case. PSE will bear the burden of proof to show such costs were prudently incurred and that deferred costs should be recovered in customer rates. PSE presently anticipates the Washington Commission will act on PSE's interim request to approve the surcharge to electric rates before March 31, 2002. On February 11, 2002, PSE filed rebuttal testimony revising the collection period for the $170.7 million interim request as follows: collection of $136.2 million over the period March 15, 2002 through October 31, 2002 with the remaining deferral of $34.5 million collected over the period November 1, 2002 through October 31, 2003.

        Neither PSE nor Puget Energy can predict the outcome of the interim and general rate cases. Denial by the Washington Commission, in whole or in substantial part, of PSE's petitions for the interim electric rate increase and the general electric and gas rate increases, would have a material adverse impact on cash flows and earnings. In particular, absent an adequate interim electric rate increase:

  PSE projects that earnings available for interest would fall below two times annual interest charges on outstanding first mortgage bonds as early as April 2002, prohibiting the issuance of additional first mortgage bonds and, therefore, senior notes secured by a pledge of first mortgage bonds;
  PSE's and Puget Energy's credit ratings could be adjusted downward by Standard & Poor’s and Moody’s Investors Service upon their review of rate decisions of the Washington Commission, adversely affecting the cost and availability of capital;
  Puget Energy's ability to sell its common stock, and the price at which such stock could be sold, could be adversely impaired; and
  PSE projects that it will exceed its short-term borrowing limits available under existing credit lines in the latter part of 2002.

        If rate relief is not granted and Puget Energy and PSE are unable to issue additional securities to finance operations, construction programs and other capital expenditures, the companies will fund operations and capital requirements through 2002 by taking extraordinary cash conservation measures. These measures may include:

  deferral of PSE’s construction expenditures and a reduction in operations and maintenance expenditures; and
  reduction in, or suspension of, dividends on Puget Energy’s common stock.

RATE MATTERS – ELECTRIC
        The order approving the Merger, issued by the Washington Commission on February 5, 1997, contained a rate plan designed to provide a five-year period of rate certainty for customers and to provide PSE with an opportunity to achieve a reasonable return on investment. General electric tariff rates were stipulated to increase annually between 1.0% and 1.5% depending on rate class on January 1 of 1998 through 2001. PSE has had no electric rate adjustment mechanism during the rate stability period to adjust for changes in electric energy supply costs or fuel costs. These variances may now significantly influence earnings. The rate stabilization period ended on December 31, 2001.

RATE MATTERS – GAS

        As a result of sharp increases in gas costs during 2000, PSE filed two PGA and deferral amortization filings with the Washington Commission which were approved. The PGA filings allow PSE to recover expected increases in annual gas costs and deferral amortization filings allow PSE to recover prior period gas cost undercollections.

        As a result, gas rates to all sales customers increased by an average of 30.2% on August 1, 2000, and 26.4% again on January 12, 2001. Subsequent declines in gas costs led to PSE obtaining approval of another PGA and deferral amortization filing in 2001 resulting in an average 8.9% reduction in gas sales rates on September 1, 2001. (See Note 1 to the Consolidated Financial Statements for a description of the PGA mechanism.)

OTHER

        In the second quarter of 2000, PSE sold all of its redeemable 6% convertible preferred stock of Cabot for $51.4 million. There was no significant gain or loss on the transaction.

        On July 25, 2001, FERC ordered an evidentiary hearing to determine what refunds California energy buyers are due for purchases in the spot markets operated by the CAISO or the California Power Exchange Corporation covering the period October 2, 2000 through June 20, 2001. The presiding Administrative Law Judge in this proceeding has set trial schedules during 2002 after which the presiding Administrative Law Judge is expected to issue his finding of fact and record on the matter in August 2002. PSE entered into transactions that may be subject to refund in this proceeding and is unable to predict the outcome of this FERC proceeding or any judicial proceeding arising therefrom.

        On July 25, 2001, FERC also established a separate preliminary evidentiary proceeding for the purpose of exploring whether there have been excessive charges for spot market sales in the Pacific Northwest for the period December 25, 2000 through June 20, 2001. The presiding Administrative Law Judge in the Pacific Northwest proceeding has issued a recommendation that refunds with respect to such charges during such period were not warranted. FERC is reviewing this recommendation. PSE made transactions that may be subject to refund in this proceeding. PSE is unable to predict the outcomes of this FERC proceeding or any judicial proceeding arising therefrom.

        In March 1998, PSE entered into an agreement with Schlumberger North America (Schlumberger) (formerly known as CellNet Data Services Inc.) under which PSE would lend Schlumberger up to $35 million in the form of multiple draws so that Schlumberger could finance an Automated Meter Reading (AMR) network system to be deployed in PSE's service territory. In September 1999, PSE announced it was expanding its AMR network system from 800,000 meters to 1,325,000 meters and as a result increased the authorized loan amount to $72 million. As of December 31, 2000, the outstanding loan balance was $51.9 million. In August 2001, Schlumberger paid off its outstanding loan balance of $64.1 million.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. The following areas represent those that management believes are particularly important to the financial statements and that require the use of estimates and assumptions to describe matters that are inherently uncertain:

FERC ACCOUNTING

        Puget Energy’s regulated subsidiary, PSE, prepares its financial statements in accordance with generally accepted accounting principles and in conformity with the FERC’s uniform system of accounts. The Washington Commission also requires PSE to use FERC’s uniform system of accounts.

COST BASIS REGULATION

        Puget Energy’s regulated subsidiary, PSE, is subject to regulation by the Washington Commission and FERC. The rates that are charged by PSE to its customers are based upon cost basis regulation reviewed and approved by these regulatory commissions. Under the authority of these commissions, PSE has recorded certain regulatory assets and liabilities in the amount of $637.9 million as of December 31, 2001. If PSE’s rates were no longer based upon cost basis or the probability of future collection in rates, regulation, the assets and liabilities would be written off to earnings.

DERIVATIVES

        Puget Energy uses derivative financial instruments primarily to manage its commodity price risks. Derivative financial instruments are accounted for under Statement No. 133 – “Accounting for Derivative Instruments and Hedging Activities”, as amended by Statement No. 138. Accounting for derivatives continues to evolve through guidance issued by the Derivatives Implementation Group (DIG) of the Financial Accounting Standards Board. To the extent that changes by the DIG modify current guidance, including the normal purchases and normal sales determination, the accounting treatment for derivatives may change.

        To manage its utilization of generation supply, Puget Energy enters into contracts to purchase or sell electricity and gas. These contracts are considered derivatives under Statement No. 133 unless a determination is made that they qualify for normal purchases and normal sales exclusion. If the exclusion applies, those contracts are not marked-to-market and are not reflected in the financial statements until delivery occurs.

        The availability of the normal purchases and normal sales exclusion to specific contracts is based on a determination that excess generation is available for a forward sale and similarly a determination that at certain times generation supply will be insufficient to serve load. This determination is based on internal models that forecast customer demand and generation supply. The models include assumptions regarding customer load growth rates, which are influenced by the economy, weather and the impact of customer choice, and generating unit availability. The critical assumptions used in the determination of normal purchases and normal sales are consistent with assumptions used in the general planning process.

        Energy contracts that are considered derivatives may be eligible for designation as cash flow hedges. If a contract is designated as a cash flow hedge, the change in its market value is generally deferred as a component of other comprehensive income until the transaction it is hedging is completed. Conversely, the change in the market value of derivatives not designated as cash flow hedges is recorded in current period earnings.

        When external quoted market prices are not available for derivative contracts, Puget uses a valuation model which uses volatility assumptions relating to future energy prices based on specific energy markets and utilizes externally available forward market price curves.

DEFINED PENSION PLAN

        Puget Energy has a defined benefit plan covering substantially all employees of PSE. For 2001, 2000 and 1999 pension income of $15.4 million, $12.9 million and $3.5 million, respectively, has been recorded in the financial statements. Changes in market values of stocks or interest rates will affect the amount of income that Puget Energy can record in its financial statements in future years. As the market values of stocks decline, it is anticipated that the amount of pension income will be reduced.

        During 2002, PSE will be transitioning 481 service jobs that had previously been held by PSE employees to outside service providers. Under Statement of Financial Accounting Standards No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” PSE will be recognizing a curtailment gain of approximately $0.7 million.

CALIFORNIA INDEPENDENT SYSTEM OPERATOR RESERVE

        PSE operates within the western wholesale market and has made sales into the California energy market. During the first quarter of 2001, PSE received partial payments for sales made in the fourth quarter of 2000. At December 31, 2000, PSE's receivables from the CAISO and other counter-parties, net of reserves, were $41.8 million. At December 31, 2001, such receivables, net of reserves, were approximately $26.6 million. The Company made the reserve based upon estimated credit quality and collection from the CAISO at December 31, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

        On January 1, 2002, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, Puget Energy will cease amortization of goodwill. During 2001, Puget Energy had approximately $2.4 million of amortization. In lieu of the amortization, Puget Energy will perform an initial impairment review of goodwill and an annual impairment review thereafter. The initial review will be completed during the first half of 2002 and it is anticipated that Puget Energy will not record an impairment charge upon completion of the initial impairment review.

        Effective January 1, 2003, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligation” will become effective for Puget Energy. Statement No. 143 will require Puget Energy to record the fair value of liabilities associated with an asset retirement obligation in the period in which the obligation is incurred. Puget Energy is determining its retirement obligations and will record on January 1, 2003 an initial liability as a capitalized cost as part of the asset’s carrying value and expense the retirement obligation over the asset’s useful life. The impact of this statement has not been determined.

        ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Puget Energy is exposed to market risks, including changes in commodity prices and interest rates.

COMMODITY PRICE RISK

        Puget Energy's energy related businesses are exposed to risks related to changes in commodity prices. As part of its business, Puget Energy markets power to wholesale customers by entering into contracts to purchase or supply electric energy or natural gas at specified delivery points and at specified future delivery dates. Puget Energy's energy risk management function manages Puget Energy's core electric and gas supply portfolios.

        Puget Energy manages its energy supply portfolio to achieve three primary objectives:

  Ensure that physical energy supplies are available to serve retail customer requirements;
  Manage portfolio risks to limit undesired impacts on PSE financial results; and
  Optimize the value of Puget Energy's energy supply assets.

        The portfolio is subject to major sources of variability (e.g., hydro generation, temperature-sensitive retail sales, and market prices for gas and power supplies). At certain times, these sources of variability can mitigate portfolio imbalances; at other times they can exacerbate portfolio imbalances.

        Hedging strategies for Puget Energy's energy supply portfolio interact with portfolio optimization activities. Some hedges can be implemented in ways that retain Puget Energy's ability to use its energy supply portfolio to produce additional value; other hedges can only be achieved by forgoing optimization opportunities.

        The prices of energy commodities are subject to fluctuations due to unpredictable factors including weather, generation outages and other factors which impact supply and demand. This commodity price risk is a consequence of purchasing energy at fixed and variable prices and providing deliveries at different tariff and variable prices. Costs associated with ownership and operation of production facilities are another component of this risk. PSE may use forward delivery agreements, swaps and option contracts for the purpose of hedging commodity price risk. Some of these contracts are considered derivatives under Statement No. 133 unless a determination is made that they qualify for normal purchase and normal sales exclusion. If the exclusion applies, those contracts are not marked-to-market and are not reflected in the financial statement until delivery occurs. During fiscal year 2000, unrealized changes in the market value of these derivatives were deferred and recognized upon settlement along with the underlying hedged transaction. Effective January 1, 2001, pursuant to Statement No. 133, which requires that all derivative instruments be recorded on the balance sheet at their fair value, changes in the fair value of Puget Energy's derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as qualifying hedge under the statement and, if it is, the type of hedge transaction. Puget Energy does not consider its current operations to meet the definition of trading activities as described by the Emerging Issues Task Force of the Financial Accounting Standards Issue No. 98-10, "Accounting for Contracts involved in Energy Trading and Risk Management Activities".

        At December 31, 2001, Puget Energy had an after-tax net liability of approximately $27.1 million of energy contracts designated as qualifying cash flow hedges and a corresponding amount in other comprehensive income. Puget Energy also had energy contracts that were marked-to-market through current earnings for 2001 of $7.5 million after-tax which includes $14.7 million for the cumulative effect of the accounting change in the first quarter. A hypothetical 10% increase in the market prices of natural gas and electricity prices would increase the fair value of qualifying cash flow hedges by approximately $4.7 million after-tax and would reduce current earnings for those contracts marked-to-market in earnings by $2.5 million after-tax. In addition, PSE believes its current rate design, including its Optional Large Power Sales Rate, various special contracts and the PGA mechanism mitigate a portion of this risk.

        Market risk is managed subject to parameters established by the Board of Directors. A Risk Management Committee separate from the units that manage these risks monitors compliance with PSE's policies and procedures. In addition, the Audit Committee of PSE's Board of Directors has oversight of the Risk Management Committee.

        The fair value of energy contracts that are recorded in the balance sheet of Puget Energy are comprised of the following (net of tax):

Puget Energy
Derivative Contracts (in millions)
 Fair value of contracts outstanding at transition date of January 1, 2001                    $276.6
 Contracts realized or otherwise settled during 2001                                          (112.2)
 Changes in fair values of derivatives                                                        (199.8)
                                                                                              -------
 Fair value of contracts outstanding at December 31, 2001                                     $(35.4)

                                                 Fair Value of Contracts with Settlement during Year
            Source of Fair Value                             2003 -      2005 -    2007 and    Total fair
                (In Millions)                   2002         2004        2006     Thereafter     value
----------------------------------------------------------------------------------------------------------
 Prices based on models and other
 valuation methods                            $(45.2)        $3.6        $4.1        $2.1       $(35.4)

INTEREST RATE RISK

        Puget Energy believes interest rate risk of Puget Energy primarily relates to the use of short-term debt instruments and new long-term debt financing needed to fund capital requirements. Puget Energy manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities. Puget Energy does utilize bank borrowings, commercial paper and line of credit facilities to meet short-term cash requirements. These short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. Puget Energy may enter into swap instruments to manage the interest rate risk associated with these debts. Puget Energy did not have any swap instruments outstanding as of December 31, 2001. The carrying amounts and fair values of Puget Energy's fixed-rate debt instruments are:

                                                          2001              2001             2000              2000
                                                      Carrying              Fair         Carrying              Fair
          (In Millions)                                 Amount             Value           Amount             Value
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
  Financial Liabilities:
    Short-term debt                                    $ 348.6           $ 348.6          $ 378.3           $ 378.3
    Long-term debt                                     2,246.7           2,131.2          2,189.8           2,183.0
--------------------------------------------- ----------------- ----------------- ---------------- -----------------

        ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See index.

        ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

        PART III

        The information required by Part III with respect to Puget Energy is incorporated herein by reference to Puget Energy's proxy statement for its 2002 Annual Meeting of Shareholders (Commission File No. 1-16305). Reference is also made to the information regarding Puget Energy's executive officers set forth in Part I of this report.

        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

        The information required by this item with respect to PSE is incorporated herein by reference to the material under "Election of Directors" and "Security Ownership of Directors and Executive Officers--Section 16(a) Beneficial Ownership Reporting Compliance" in Puget Energy's proxy statement for its 2002 Annual Meeting of Shareholders (Commission File No. 1-16305), which is filed as Exhibit 99.1 to this report. Reference is also made to the information regarding Puget Sound Energy's executive officers set forth in Part I of this report.

        ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item with respect to PSE is incorporated herein by reference to the material under "Structure and Compensation of Board of Directors--Director Compensation," "Executive Compensation" and "Employment Contracts, Termination of Employment and Change-In-Control Arrangements" in Puget Energy's proxy statement for its 2002 Annual Meeting of Shareholders (Commission File No. 1-16305), which is filed as Exhibit 99.1 to this report.

        ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of December 31, 2001, all of the issued and outstanding shares of Puget Sound Energy's common stock were held beneficially and of record by Puget Energy.

        ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item with respect to Puget Sound Energy is incorporated herein by reference, to the material under "Certain Transactions" in Puget Energy's proxy statement for its 2002 Annual Meeting of Shareholders, (Commission File No. 1-16305), which is filed as Exhibit 99.1 to this report.

        PART IV

        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  Documents filed as part of this report:
    Financial statement schedules - see index
    Exhibits - see index
  Reports on Form 8-K:
            Puget Energy and Puget Sound Energy
    Form 8-K filed by Puget Energy and PSE on October 15, 2001 – Item 5 Other Events, related to denial of PSE’s interim rate relief by the Washington Commission.
    Form 8-K filed by Puget Energy and PSE on November 28, 2001 – Item 5 Other Events, related to PSE filing for electric and gas general rate increase with the Washington Commission.
    Form 8-K filed by Puget Energy and PSE on December 3, 2001 (as amended by Form 8-K/A filed on December 4, 2001) – Item 5 Other Events, related to PSE’s petition filed for interim electric-rate increase with the Washington Commission.
    Form 8-K filed by Puget Energy and PSE on December 24, 2001 – Item 5 Other Events, related to the approval by the Washington Commission to defer PSE’s excess power costs.
    Puget Energy
    Form 8-K filed by Puget Energy on October 24, 2001 – Item 5 Other Events, related to Puget Energy, Inc. third-quarter results of operation.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUGET ENERGY, INC.	PUGET SOUND ENERGY, INC.
Stephen P. Reynolds	Stephen P. Reynolds
Stephen P. Reynolds President and Chief Executive Officer Date: March 7, 2002	Stephen P. Reynolds President and Chief Executive Officer Date: March 7, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE (PUGET ENERGY AND PSE UNLESS OTHERWISE NOTED)	DATE
/s/ Douglas P. Beighle (Douglas P. Beighle)	Chairman of the Board	March 7, 2002
/s/ Stephen P. Reynolds (Stephen P. Reynolds)	President, Chief Executive Officer and Director
/s/ Stephen A. McKeon (Stephen A. McKeon)	Senior Vice President Finance and Legal (Chief Financial Officer)
/s/ James W. Eldredge (James W. Eldredge)	Corporate Secretary and Chief Accounting Officer
/s/ Charles W. Bingham (Charles W. Bingham)	Director
/s/ Phyllis J. Campbell (Phyllis J. Campbell)	Director
/s/ Craig W. Cole (Craig W. Cole)	Director
/s/ Robert L. Dryden (Robert L. Dryden)	Director
/s/ John D. Durbin (John D. Durbin)	Director
/s/ Tomio Moriguchi (Tomio Moriguchi)	Director
/s/ Kenneth P. Mortimer (Kenneth P. Mortimer)	Director
/s/ Sally G. Narodick (Sally G. Narodick)	Director

        REPORT OF MANAGEMENT

PUGET ENERGY, INC.
        and
PUGET SOUND ENERGY, INC.

        The accompanying consolidated financial statements of Puget Energy, Inc. and Puget Sound Energy, Inc. have been prepared under the direction of management, which is responsible for their integrity and objectivity. The statements have been prepared in accordance with generally accepted accounting principles and include amounts based on judgments and estimates by management where necessary. Management also prepared the other information in the Annual Report on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

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

/s/ Stephen P. Reynolds                        /s/ Stephen A. McKeon                  /s/ James W. Eldredge
-------------------------------------------    -----------------------------------    -------------------------------------
Stephen P. Reynolds                            Stephen A. McKeon                      James W. Eldredge
President and Chief Executive Officer          Senior Vice President Finance and      Corporate Secretary and
                                               Legal (Chief Financial Officer)        Chief Accounting Officer

        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Puget Energy, Inc.:

        In our opinion, the consolidated financial statements on page 44 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Puget Energy, Inc. (formerly Puget Sound Energy, Inc.) and its subsidiaries at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on page 84 of the document presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 18 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities as required by Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities."

PricewaterhouseCoopers LLP
Seattle, Washington
February 8, 2002

To the Shareholder of Puget Sound Energy, Inc.:

        In our opinion, the consolidated financial statements listed on page 44 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Puget Sound Energy, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on page 84 of the document presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 18 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities as required by Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities."

PricewaterhouseCoopers LLP
Seattle, Washington
February 8, 2002

Consolidated Financial Statements, Financial Statement Schedule Covered by the Foregoing Report of Independent Accountants and Exhibits

Consolidated Financial Statements:

PUGET ENERGY:

Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheets, December 31, 2001 and 2000

Consolidated Statements of Capitalization, December 31, 2001 and 2000

Consolidated Statements of Earnings Reinvested in the Business for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

PUGET SOUND ENERGY:

Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheets, December 31, 2001 and 2000

Consolidated Statements of Capitalization, December 31, 2001 and 2000

Consolidated Statements of Earnings Reinvested in the Business for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Combined Puget Energy and Puget Sound Energy Notes to Consolidated Financial Statements

Schedule:

II. Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2001, 2000 and 1999

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

Exhibits:

Exhibit Index

Puget Energy Consolidated Statements of
         INCOME
  (dollars in thousands, except per share amounts)
  For Years Ended December 31                                                   2001                2000               1999
---------------------------------------------------------------- -------------------- ------------------- ------------------
  Operating revenues:
  Electric                                                               $ 2,352,658         $ 2,771,695        $ 1,558,012
  Gas                                                                        815,071             612,311            485,488
  Other                                                                      206,262              57,666             24,444
---------------------------------------------------------------- -------------------- ------------------- ------------------
       Total operating revenues                                            3,373,991           3,441,672          2,067,944
---------------------------------------------------------------- -------------------- ------------------- ------------------
  Operating expenses:
  Energy costs:
    Purchased electricity                                                  1,406,107           1,766,625            780,162
    Residential exchange                                                     (75,864)            (41,000)           (39,000)
    Purchased gas                                                            537,431             332,927            220,009
    Fuel                                                                     281,405             182,978             59,439
    FAS-133 unrealized gain                                                  (11,182)                --                --
  Utility operations and maintenance                                         265,789             240,094            240,645
  Other operations and maintenance                                           156,731              60,612             27,179
  Depreciation and amortization                                              217,540             196,513            175,710
  Conservation amortization                                                    6,493               6,830              7,841
  Taxes other than federal income taxes                                      214,414             203,230            180,141
  Federal income taxes                                                        78,006             128,991            108,002
---------------------------------------------------------------- -------------------- ------------------- ------------------
       Total operating expenses                                            3,076,870           3,077,800          1,760,128
---------------------------------------------------------------- -------------------- ------------------- ------------------
  Operating income                                                           297,121             363,872            307,816
  Other income                                                                14,526               5,061             28,135
---------------------------------------------------------------- -------------------- ------------------- ------------------
  Income before interest charges                                             311,647             368,933            335,951
---------------------------------------------------------------- -------------------- ------------------- ------------------
  Interest charges:
    AFUDC                                                                     (4,446)             (9,303)           (10,582)
    Interest expense                                                         194,505             184,405            160,966
---------------------------------------------------------------- -------------------- ------------------- ------------------
       Total interest charges                                                190,059             175,102            150,384
---------------------------------------------------------------- -------------------- ------------------- ------------------
  Net income before cumulative effect of accounting change                   121,588             193,831            185,567
  FAS-133 transition adjustment loss (net of tax)                             14,749                  --                --
---------------------------------------------------------------- -------------------- ------------------- ------------------
  Net income                                                                 106,839             193,831            185,567
  Less preferred stock dividends accrual                                       8,413               8,994             11,065
---------------------------------------------------------------- -------------------- ------------------- ------------------
  Income for common stock                                                   $ 98,426           $ 184,837          $ 174,502
---------------------------------------------------------------- -------------------- ------------------- ------------------
  Common shares outstanding weighted average                                  86,445              85,411             84,613
---------------------------------------------------------------- -------------------- ------------------- ------------------
---------------------------------------------------------------- -------------------- ------------------- ------------------
  Basic and diluted earnings per common share before
    cumulative effect of accounting change                                    $ 1.31              $ 2.16             $ 2.06
  Basic and diluted for cumulative effect of accounting change
                                                                               (0.17)                 --                --
---------------------------------------------------------------- --------------------- ------------------ -----------------
  Basic and diluted earnings per common share                                 $ 1.14              $ 2.16             $ 2.06
---------------------------------------------------------------- -------------------- ------------------- ------------------

The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Balance Sheets
         ASSETS
  (dollars in thousands)
  At December 31                                                                          2001                         2000
------------------------------------------------------------------ ---------------------------- ----------------------------
  Utility plant:
    Electric plant                                                                 $ 4,167,920                  $ 4,054,551
    Gas plant                                                                        1,551,439                    1,459,488
    Common plant                                                                       362,670                      351,051
    Less: Accumulated depreciation and amortization                                 (2,194,048)                  (2,026,681)
------------------------------------------------------------------ ---------------------------- ----------------------------
        Net utility plant                                                            3,887,981                    3,838,409
------------------------------------------------------------------ ---------------------------- ----------------------------
  Other property and investments:
    Investment in Bonneville Exchange Power Contract                                    54,663                       58,189
    Goodwill, net                                                                       96,925
                                                                                                                     45,655
    Other                                                                              165,661                      188,453
------------------------------------------------------------------ ---------------------------- ----------------------------
        Total other property and investments                                           317,249                      292,297
------------------------------------------------------------------ ---------------------------- ----------------------------
  Current assets:
    Cash                                                                                92,356                       36,383
    Accounts receivable, net of allowance for doubtful accounts                        279,321                      343,108
    Unbilled revenues                                                                  147,008                      211,784
    Purchased gas receivable                                                            37,228                       96,050
    Materials and supplies, at average cost                                             90,333                       99,001
    Current portion of FAS-133 unrealized gain                                           3,315                           --
    Prepayments and other                                                               11,277                       11,607
------------------------------------------------------------------ ---------------------------- ----------------------------
        Total current assets                                                           660,838                      797,933
------------------------------------------------------------------ ---------------------------- ----------------------------
  Other long-term assets:
    Regulatory asset for deferred income taxes                                         193,016                      207,350
    Regulatory asset for PURPA buyout costs                                            244,635                      243,071
    FAS-133 unrealized gain                                                              3,317                           --
    Other                                                                              239,941                      177,609
------------------------------------------------------------------ ---------------------------- ----------------------------
  Total other long-term assets                                                         680,909                      628,030
------------------------------------------------------------------ ---------------------------- ----------------------------
  Total assets                                                                     $ 5,546,977                  $ 5,556,669
================================================================== ============================ ============================

The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Balance Sheets
         CAPITALIZATION AND LIABILITIES

  (dollars in thousands)
  At December 31                                                                       2001                     2000
------------------------------------------------------------------ ------------------------- ------------------------
  Capitalization:
  (See Consolidated Statements of Capitalization):
     Common equity                                                              $ 1,362,724              $ 1,426,640
     Preferred stock not subject to mandatory redemption                             60,000                   60,000
     Preferred stock subject to mandatory redemption                                 50,662                   58,162
     Corporation obligated, mandatorily redeemable preferred
       securities of subsidiary trust holding solely junior
       subordinated debentures of the corporation                                   300,000                  100,000
     Long-term debt                                                               2,127,054                2,170,797
------------------------------------------------------------------ ------------------------- ------------------------
       Total capitalization                                                       3,900,440                3,815,599
------------------------------------------------------------------ ------------------------- ------------------------
  Current liabilities:
     Accounts payable                                                               167,426                  410,619
     Short-term debt                                                                348,577                  378,316
     Current maturities of long-term debt                                           119,523                   19,000
     Accrued expenses:
       Taxes                                                                         70,708                  103,996
       Salaries and wages                                                            14,746                   17,445
       Interest                                                                      42,505                   43,955
     Current portion of FAS-133 unrealized loss                                      35,145                       --
     Other                                                                           46,178                   26,685
------------------------------------------------------------------ ------------------------- ------------------------
       Total current liabilities                                                    844,808                1,000,016
------------------------------------------------------------------ ------------------------- ------------------------
  Deferred income taxes                                                             605,315                  608,185
------------------------------------------------------------------ ------------------------- ------------------------
  FAS-133 unrealized loss                                                                75                       --
------------------------------------------------------------------ ------------------------- ------------------------
  Other deferred credits                                                            196,339                  132,869
------------------------------------------------------------------ ------------------------- ------------------------
  Commitments and contingencies                                                          --                       --
------------------------------------------------------------------ ------------------------- ------------------------
  Total capitalization and liabilities                                          $ 5,546,977              $ 5,556,669
================================================================== ========================= ========================

The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Statements of
         CAPITALIZATION
  (dollars in thousands)
  At December 31                                                                                 2001            2000
------------------------------------------------------------------------------------- ---------------- ---------------
  Common equity:
    Common stock $0.01 par value, 250,000,000 shares authorized,
    87,023,210 shares outstanding at December 31, 2001 and $10
    stated value, 150,000,000 shares authorized, 85,903,791                                     $ 870       $ 859,038
    shares outstanding at December 31, 2000.
    Additional paid-in capital                                                              1,358,946         470,179
    Earnings reinvested in the business                                                        32,229          92,673
    Accumulated other comprehensive income (loss) - net                                       (29,321)          4,750
------------------------------------------------------------------------------------- ---------------- ---------------
       Total common equity                                                                  1,362,724       1,426,640
------------------------------------------------------------------------------------- ---------------- ---------------
  Preferred stock not subject to mandatory
    redemption - cumulative  - $25 par value: *
    7.45% series II - 2,400,000 shares authorized and outstanding                              60,000          60,000
------------------------------------------------------------------------------------- ---------------- ---------------
       Total preferred stock not subject to mandatory redemption                               60,000          60,000
------------------------------------------------------------------------------------- ---------------- ---------------
  Preferred stock subject to mandatory redemption - cumulative
    $100 par value: *
      4.84% series - 150,000 shares authorized,
         14,808 shares outstanding                                                              1,481           1,481
      4.70% series - 150,000 shares authorized,
         4,311 shares outstanding                                                                 431             431
      7.75% series - 750,000 shares authorized, 487,500 and 562,500
        shares outstanding                                                                     48,750          56,250
------------------------------------------------------------------------------------- ---------------- ---------------
       Total preferred stock subject to mandatory redemption                                   50,662          58,162
------------------------------------------------------------------------------------- ---------------- ---------------
  Corporation obligated, mandatorily redeemable preferred
    securities of subsidiary trust holding solely junior
    subordinated debentures of the corporation                                                300,000         100,000
------------------------------------------------------------------------------------- ---------------- ---------------
  Long-term debt:
    First mortgage bonds and senior notes                                                   2,009,000       2,028,000
    Pollution control revenue bonds:
      Revenue refunding 1991 series, due 2021                                                  50,900          50,900
      Revenue refunding 1992 series, due 2022                                                  87,500          87,500
      Revenue refunding 1993 series, due 2020                                                  23,460          23,460
    Other notes                                                                                75,762              --
    Unamortized discount - net of premium                                                         (45)            (63)
    Long-term debt due within one year                                                       (119,523)        (19,000)
------------------------------------------------------------------------------------- --------------- ----------------
      Total long-term debt excluding current maturities                                    2,127,054        2,170,797
------------------------------------------------------------------------------------- --------------- ----------------
  Total capitalization                                                                   $ 3,900,440      $ 3,815,599
------------------------------------------------------------------------------------- --------------- ----------------

* Puget Energy has 50,000,000 shares authorized for $0.01 par value preferred stock. PSE has 13,000,000 shares authorized for $25 par value preferred stock and 3,000,000 shares authorized for $100 par value preferred stock.

The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Statements of
         EARNINGS REINVESTED

  (dollars in thousands, except per share amounts)
  For Years Ended December 31                                                       2001            2000           1999
------------------------------------------------------------------------- --------------- --------------- --------------
  Balance at beginning of year                                                  $ 92,673        $ 66,019        $ 47,548
  Net income                                                                     106,839         193,831         185,567
------------------------------------------------------------------------- --------------- --------------- ---------------
       Total                                                                     199,512         259,850         233,115
------------------------------------------------------------------------- --------------- --------------- ---------------
  Deductions:
       Dividends declared:
          Preferred stock:
            Adjustable rate series B                                                  --              --             38
            $1.86 per share on 7.45% series II                                     4,470           4,470          4,470
            $2.13 per share on 8.50% series III                                       --              --          1,700
            $4.84 per share on 4.84% series                                           72              72             72
            $4.70 per share on 4.70% series                                           20              20             20
            $7.75 per share on 7.75% series                                        3,923           4,505          5,086
         Common stock                                                            158,798         156,929        155,591
       Loss on preferred stock redemptions                                            --           1,181            119
------------------------------------------------------------------------- --------------- --------------- --------------
         Total deductions                                                        167,283         167,177        167,096
------------------------------------------------------------------------- --------------- --------------- --------------
  Balance at end of year                                                        $ 32,229        $ 92,673       $ 66,019
------------------------------------------------------------------------- --------------- --------------- --------------
  Dividends declared per common share                                             $ 1.84          $ 1.84         $ 1.84
------------------------------------------------------------------------- --------------- --------------- --------------

Puget Energy Consolidated Statements of
         COMPREHENSIVE INCOME
  (dollars in thousands)
  For Years Ended December 31                                                        2001         2000            1999
--------------------------------------------------------------------------- ------------ -------------- ---------------
  Net income                                                                   $106,839      $ 193,831       $ 185,567
--------------------------------------------------------------------------- ------------ -------------- ---------------
  Other comprehensive income, net of tax:
     Unrealized holding gains (losses) on available for sale securities           (1,823)        (938)          12,330
     Reclassification adjustment for gains on available for sale                      (5)      (3,160)         (12,284)
       securities included in net income
     Minimum pension liability adjustment                                         (5,148)           --              --
     FAS-133 transition adjustment                                               286,928            --              --
     FAS-133 unrealized losses during period                                    (131,420)           --              --
     Reversal of FAS-133 unrealized gains settled during period                 (182,603)           --              --
--------------------------------------------------------------------------- -------------- ------------ ---------------
      Other comprehensive income (loss)                                          (34,071)      (4,098)              46
--------------------------------------------------------------------------- -------------- ------------ ---------------
  Comprehensive income                                                         $  72,768     $ 189,733        $ 185,613
--------------------------------------------------------------------------- ------------ ------------- ----------------

The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Statements of
         CASH FLOWS
  (dollars in thousands)
  For Years Ended December 31                                                         2001           2000            1999
---------------------------------------------------------------------------- -------------- -------------- ---------------
  Operating activities:
     Net income                                                                  $ 106,839      $ 193,831       $ 185,567
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                                            217,540        196,513         175,710
          Deferred federal income taxes and tax credits - net                        9,056         (7,446)        21,133
        Deferred state income taxes - net                                            2,408             --               --
          Gain from sale of investment in Cabot common stock                            --             --         (18,899)
          Gain from sale of investment in Homeguard Security Services                   --             --         (11,659)
          Gain from sale of securities                                                  --          (6,476)           --
          Other (including conservation amortization)                                  189         (7,276)        (3,708)
     Cash received from contract initiation                                         16,870             --              --
     PURPA buyout costs                                                                 --              --        (12,000)
     Change in certain current assets and liabilities                              (54,614)       (48,863)        (25,446)
------------------------------------------------------------------------------ ------------ -------------- ---------------
            Net cash provided by operating activities                              298,288        320,283         310,698
------------------------------------------------------------------------------ ------------ -------------- ---------------
  Investing activities:
     Construction expenditures - excluding equity AFUDC                           (247,435)     (296,480)        (330,976)
     Additions to other property, plant and equipment                               (5,193)            --               --
     Energy conservation expenditures                                              (15,591)       (6,931)          (5,583)
     Proceeds from sale of investment in Cabot common stock                             --             --          37,353
     Proceeds from sale of investment in Cabot preferred stock                          --         51,463              --
     Proceeds from sale of Homeguard Security Services                                  --             --          13,399
     Proceeds from sale of Centralia plant                                              --         37,449              --
     Proceeds from sale of securities                                                   --          6,757              --
     Purchase of Encogen                                                                --             --         (55,000)
     Investments by InfrastruX                                                     (75,591)        (85,506)            --
     Repayment from/(loans to) Schlumberger                                         51,948         (20,874)       (31,075)
     Other                                                                         (16,446)        (14,138)         9,001
---------------------------------------------------------------------------- --------------- --------------- --------------
            Net cash used by investing activities                                 (308,308)       (328,260)      (362,881)
---------------------------------------------------------------------------- --------------- --------------- --------------
  Financing activities:
     Increase (decrease) in short-term debt - net                                  (32,406)       (226,395)       153,807
     Dividends paid                                                               (141,709)       (142,886)      (160,067)
     Issuance of common stock                                                           --             --           1,136
     Issuance of trust preferred stock                                             200,000            --              --
     Redemption of preferred stock                                                  (7,500)         (7,503)       (42,575)
     Issuance of bonds and long term debt                                           70,250        510,000        250,000
     Redemption of bonds and notes                                                 (19,000)       (150,980)      (110,370)
     Other                                                                          (3,642)         (3,583)        (2,257)
------------------------------------------------------------------------------ ------------ ---------------- -------------
            Net cash provided (used) by financing activities                        65,993         (21,347)        89,674
------------------------------------------------------------------------------ ------------ ---------------- -------------
  Increase (decrease) in cash from net income                                       55,973         (29,324)        37,491
  Cash at beginning of year                                                         36,383          65,707         28,216
---------------------------------------------------------------------------- -------------- -------------- ---------------
  Cash at end of year                                                             $ 92,356       $ 36,383        $ 65,707
---------------------------------------------------------------------------- -------------- -------------- ---------------

The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Statements of
         INCOME
  (dollars in thousands)
  For Years Ended December 31                                                  2001                 2000               1999
---------------------------------------------------------------- ------------------- -------------------- ------------------
  Operating revenues:
  Electric                                                              $ 2,352,658          $ 2,771,695        $ 1,558,012
  Gas                                                                       815,071              612,311            485,488
  Other                                                                      32,476               57,666             24,444
---------------------------------------------------------------- ------------------- -------------------- ------------------
       Total operating revenues                                           3,200,205            3,441,672          2,067,944
---------------------------------------------------------------- ------------------- -------------------- ------------------
  Operating expenses:
  Energy costs:
    Purchased electricity                                                 1,406,107            1,766,625            780,162
    Residential exchange                                                   (75,864)             (41,000)           (39,000)
    Purchased gas                                                           537,431              332,927            220,009
    Fuel                                                                    281,405              182,978             59,439
  FAS-133 unrealized gain                                                  (11,182)                   --                --
  Utility operations and maintenance                                        265,789              240,094            240,645
  Other operations and maintenance                                            8,546               60,612             27,179
  Depreciation and amortization                                             208,720              196,513            175,710
  Conservation amortization                                                   6,493                6,830              7,841
  Taxes other than federal income taxes                                     208,597              203,230            180,141
  Federal income taxes                                                       75,683              128,991            108,002
---------------------------------------------------------------- ------------------- -------------------- ------------------
       Total operating expenses                                           2,911,725            3,077,800          1,760,128
---------------------------------------------------------------- ------------------- -------------------- ------------------
  Operating income                                                          288,480              363,872            307,816
  Other income                                                               17,053                5,061             28,135
---------------------------------------------------------------- ------------------- -------------------- ------------------
  Income before interest charges                                            305,533              368,933            335,951
---------------------------------------------------------------- ------------------- -------------------- ------------------
  Interest charges:
    AFUDC                                                                    (4,446)             (9,303)           (10,582)
    Interest expense                                                        190,849              184,405            160,966
---------------------------------------------------------------- ------------------- -------------------- ------------------
       Total interest charges                                               186,403              175,102            150,384
---------------------------------------------------------------- ------------------- -------------------- ------------------
  Net income before cumulative effect of accounting change                  119,130              193,831            185,567
  FAS-133 transition adjustment loss (net of tax)                            14,749                   --                 --
---------------------------------------------------------------- ------------------- -------------------- ------------------
  Net income                                                                104,381              193,831            185,567
  Less preferred stock dividends accrual                                      8,413                8,994             11,065
---------------------------------------------------------------- ------------------- -------------------- ------------------
  Income for common stock                                                  $ 95,968            $ 184,837          $ 174,502
---------------------------------------------------------------- ------------------- -------------------- ------------------

The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Balance Sheets
         ASSETS

  (dollars in thousands)
  At December 31                                                                          2001                         2000
------------------------------------------------------------------ ---------------------------- ----------------------------
  Utility plant:
    Electric plant                                                                 $ 4,167,920                  $ 4,054,551
    Gas plant                                                                        1,551,439                    1,459,488
    Common plant                                                                       362,670                      351,051
    Less: Accumulated depreciation and amortization                                 (2,194,048)                 (2,026,681)
------------------------------------------------------------------ ---------------------------- ----------------------------
        Net utility plant                                                            3,887,981                    3,838,409
------------------------------------------------------------------ ---------------------------- ----------------------------
  Other property and investments:
    Investment in Bonneville Exchange Power Contract                                    54,663                       58,189
    Goodwill, net                                                                           --                       45,655
    Other                                                                               95,867                      188,453
------------------------------------------------------------------ ---------------------------- ----------------------------
        Total other property and investments                                           150,530                      292,297
------------------------------------------------------------------ ---------------------------- ----------------------------
  Current assets:
    Cash                                                                                82,708                       36,383
    Accounts receivable, net of allowance for doubtful accounts                        235,348                      343,108
    Unbilled revenues                                                                  147,008                      211,784
    Purchased gas receivable                                                            37,228                       96,050
    Materials and supplies, at average cost                                             85,318                       99,001
    Current portion of FAS-133 unrealized gain                                           3,315                           --
    Prepayments and other                                                                7,405                       11,607
------------------------------------------------------------------ ---------------------------- ----------------------------
        Total current assets                                                           598,330                      797,933
------------------------------------------------------------------ ---------------------------- ----------------------------
  Other long-term assets:
    Regulatory asset for deferred income taxes                                         193,016                      207,350
    Regulatory asset for PURPA buyout costs                                            244,635                      243,071
    FAS-133 unrealized gain                                                              3,317                           --
    Other                                                                              239,941                      177,609
------------------------------------------------------------------ ---------------------------- ----------------------------
  Total other long-term assets                                                         680,909                      628,030
------------------------------------------------------------------ ---------------------------- ----------------------------
  Total assets                                                                     $ 5,317,750                  $ 5,556,669
================================================================== ============================ ============================

The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Balance Sheets
         CAPITALIZATION AND LIABILITIES

  (dollars in thousands)
  At December 31                                                                       2001                     2000
------------------------------------------------------------------ ------------------------- ------------------------
  Capitalization:
  (See Consolidated Statements of Capitalization):
     Common equity                                                              $ 1,267,654              $ 1,426,640
     Preferred stock not subject to mandatory redemption                             60,000                   60,000
     Preferred stock subject to mandatory redemption                                 50,662                   58,162
     Corporation obligated, mandatorily redeemable preferred
       securities of subsidiary trust holding solely junior
       subordinated debentures of the corporation                                   300,000                  100,000
     Long-term debt                                                               2,053,815                2,170,797
------------------------------------------------------------------ ------------------------- ------------------------
       Total capitalization                                                       3,732,131                3,815,599
------------------------------------------------------------------ ------------------------- ------------------------
  Current liabilities:
     Accounts payable                                                               154,600                  410,619
     Short-term debt                                                                338,168                  378,316
     Current maturities of long-term debt                                           117,000                   19,000
     Accrued expenses:
       Taxes                                                                         70,210                  103,996
       Salaries and wages                                                            14,746                   17,445
       Interest                                                                      42,505                   43,955
     Current portion of FAS-133 unrealized loss                                      35,145                       --
     Other                                                                           25,178                   26,685
------------------------------------------------------------------ ------------------------- ------------------------
       Total current liabilities                                                    797,552                1,000,016
------------------------------------------------------------------ ------------------------- ------------------------
  Deferred income taxes                                                             601,001                  608,185
------------------------------------------------------------------ ------------------------- ------------------------
  FAS-133 unrealized loss                                                                75                       --
------------------------------------------------------------------ ------------------------- ------------------------
  Other deferred credits                                                            186,991                  132,869
------------------------------------------------------------------ ------------------------- ------------------------
  Commitments and contingencies                                                          --                       --
------------------------------------------------------------------ ------------------------- ------------------------
  Total capitalization and liabilities                                          $ 5,317,750              $ 5,556,669
================================================================== ========================= ========================

The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Statements of
         CAPITALIZATION
  (dollars in thousands)
  At December 31                                                                                 2001            2000
------------------------------------------------------------------------------------- ---------------- ---------------
  Common equity:
    Common stock ($10 stated value) - 150,000,000 shares
      authorized, 85,903,791 shares outstanding                                             $ 859,038       $ 859,038
    Additional paid-in capital                                                                382,592         470,179
    Earnings reinvested in the business                                                        55,345          92,673
    Accumulated other comprehensive income (loss) - net                                       (29,321)           4,750
------------------------------------------------------------------------------------- ---------------- ---------------
       Total common equity                                                                  1,267,654       1,426,640
------------------------------------------------------------------------------------- ---------------- ---------------
  Preferred stock not subject to mandatory
    redemption - cumulative  - $25 par value:*
    7.45% series II - 2,400,000 shares authorized and outstanding                              60,000          60,000
------------------------------------------------------------------------------------- ---------------- ---------------
       Total preferred stock not subject to mandatory redemption                               60,000          60,000
------------------------------------------------------------------------------------- ---------------- ---------------
  Preferred stock subject to mandatory redemption - cumulative
    $100 par value:*
      4.84% series - 150,000 shares authorized,
         14,808 shares outstanding                                                              1,481           1,481
      4.70% series - 150,000 shares authorized,
         4,311 shares outstanding                                                                 431             431
      7.75% series - 750,000 shares authorized 487,500 and 562,500
        shares outstanding                                                                     48,750          56,250
------------------------------------------------------------------------------------- ---------------- ---------------
       Total preferred stock subject to mandatory redemption                                   50,662          58,162
------------------------------------------------------------------------------------- ---------------- ---------------
  Corporation obligated, mandatorily redeemable preferred
    securities of subsidiary trust holding solely junior
    subordinated debentures of the corporation                                                300,000         100,000
------------------------------------------------------------------------------------- ---------------- ---------------
  Long-term debt:
    First mortgage bonds and senior notes                                                   2,009,000       2,028,000
    Pollution control revenue bonds:
      Revenue refunding 1991 series, due 2021                                                  50,900          50,900
      Revenue refunding 1992 series, due 2022                                                  87,500          87,500
      Revenue refunding 1993 series, due 2020                                                  23,460          23,460
    Unamortized discount - net of premium                                                         (45)             (63)
    Long-term debt due within one year                                                       (117,000)         (19,000)
------------------------------------------------------------------------------------- ---------------- ---------------
      Total long-term debt excluding current maturities                                     2,053,815       2,170,797
------------------------------------------------------------------------------------- ---------------- ---------------
  Total capitalization                                                                    $ 3,732,131     $ 3,815,599
------------------------------------------------------------------------------------- ---------------- ---------------

* 13,000,000 shares authorized for $25 par value preferred stock and 3,000,000 shares authorized for $100 par value preferred stock.
The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Statements of
         EARNINGS REINVESTED

  (dollars in thousands)
  For Years Ended December 31                                                       2001            2000           1999
------------------------------------------------------------------------- --------------- --------------- --------------
  Balance at beginning of year                                                  $ 92,673        $ 66,019       $ 47,548
  Net income                                                                     104,381         193,831        185,567
------------------------------------------------------------------------- --------------- --------------- --------------
       Total                                                                     197,054         259,850        233,115
------------------------------------------------------------------------- --------------- --------------- --------------
  Deductions:
       Dividends declared:
          Preferred stock:
            Adjustable rate series B                                                  --              --             38
            $1.86 per share on 7.45% series II                                     4,470           4,470          4,470
            $2.13 per share on 8.50% series III                                       --              --          1,700
            $4.84 per share on 4.84% series                                           72              72             72
            $4.70 per share on 4.70% series                                           20              20             20
            $7.75 per share on 7.75% series                                        3,923           4,505          5,086
         Common stock                                                            133,224         156,929        155,591
       Loss on preferred stock redemptions                                            --           1,181            119
------------------------------------------------------------------------- --------------- --------------- --------------
         Total deductions                                                        141,709         167,177        167,096
------------------------------------------------------------------------- --------------- --------------- --------------
  Balance at end of year                                                        $ 55,345        $ 92,673       $ 66,019
------------------------------------------------------------------------- --------------- --------------- --------------

Puget Sound Energy Consolidated Statements of
         COMPREHENSIVE INCOME
  (dollars in thousands)
  For Years Ended December 31                                                      2001           2000            1999
-------------------------------------------------------------------------- ------------- -------------- ---------------
  Net income                                                                  $ 104,381      $ 193,831       $ 185,567
-------------------------------------------------------------------------- ------------- -------------- ---------------
  Other comprehensive income, net of tax:
     Unrealized holding gains (losses) on available for sale securities          (1,823)         (938)          12,330
     Reclassification adjustment for gains on available for sale                     (5)       (3,160)        (12,284)
      securities included in net income
     Minimum pension liability adjustment                                        (5,148)            --              --
     FAS-133 transition adjustment                                              286,928             --              --
     FAS-133 unrealized losses during period                                   (131,420)            --              --
     Reversal of FAS-133 unrealized gains settled during period                (182,603)            --              --
-------------------------------------------------------------------------- -------------- ------------- ---------------
      Other comprehensive income (loss)                                         (34,071)       (4,098)              46
-------------------------------------------------------------------------- -------------- ------------- ---------------
  Comprehensive income                                                         $ 70,310      $ 189,733       $ 185,613
-------------------------------------------------------------------------- ------------- -------------- ---------------

The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Statements of
         CASH FLOWS
  (dollars in thousands)
  For Years Ended December 31                                                             2001           2000          1999
--------------------------------------------------------------------------------- ------------- -------------- -------------
  Operating activities:
     Net income                                                                      $ 104,381      $ 193,831     $ 185,567
     Adjustments to reconcile net income
       to net cash provided by operating activities:
          Depreciation and amortization                                                208,720        196,513       175,710
          Deferred federal income taxes and tax credits - net                            7,151         (7,446)       21,133
          Gain from sale of investment in Cabot common stock                                --             --       (18,899)
          Gain from sale of investment in Homeguard Security Services                       --             --       (11,659)
          Gain from sale of securities                                                      --         (6,476)           --
          Other (including conservation amortization)                                    7,029         (7,276)       (3,708)
      Cash received from contract initiation                                            16,870             --            --
      PURPA buyout costs                                                                    --              --      (12,000)
      Change in certain current assets and liabilities                                  (59,539)      (48,863)      (25,446)
--------------------------------------------------------------------------------- ------------- -------------- -------------
            Net cash provided by operating activities                                  284,612        320,283       310,698
--------------------------------------------------------------------------------- ------------- -------------- -------------
  Investing activities:
     Construction expenditures - excluding equity AFUDC                                (247,435)      (296,480)    (330,976)
     Energy conservation expenditures                                                   (15,591)       (6,931)       (5,583)
     Proceeds from sale of investment in Cabot common stock                                 --             --        37,353
     Proceeds from sale of investment in Cabot preferred stock                              --         51,463            --
     Proceeds from sale of Homeguard Security Services                                      --             --        13,399
     Proceeds from sale of Centralia plant                                                  --         37,449            --
     Proceeds from sale of securities                                                       --          6,757            --
     Purchase of Encogen                                                                    --             --       (55,000)
     Investment by InfrastruX                                                               --        (85,506)           --
     Repayment from/(loans to) Schlumberger                                              51,948        (20,874)      (31,075)
     Other                                                                              (16,446)      (14,138)        9,001
--------------------------------------------------------------------------------- --------------- ------------- -------------
            Net cash used by investing activities                                      (227,524)     (328,260)     (362,881)
--------------------------------------------------------------------------------- --------------- ------------- -------------
  Financing activities:
     Increase (decrease) in short-term debt - net                                       (38,845)     (226,395)      153,807
     Dividends paid                                                                    (141,709)     (142,886)     (160,067)
     Issuance of common stock                                                                --             --         1,136
     Issuance of trust preferred stock                                                  200,000             --            --
     Redemption of preferred stock                                                       (7,500)       (7,503)      (42,575)
     Issuance of bonds                                                                       --        510,000       250,000
     Redemption of bonds and notes                                                      (19,000)     (150,980)     (110,370)
     Other                                                                               (3,709)       (3,583)       (2,257)
--------------------------------------------------------------------------------- --------------- ------------- ------------
            Net cash provided (used) by financing activities                            (10,763)      (21,347)       89,674
--------------------------------------------------------------------------------- --------------- ------------- ------------
  Increase (decrease) in cash from net income                                            46,325        (29,324)       37,491
  Cash at beginning of year                                                              36,383         65,707        28,216
--------------------------------------------------------------------------------- ------------- -------------- -------------
  Cash at end of year                                                                 $ 82,708       $ 36,383      $ 65,707
--------------------------------------------------------------------------------- ------------- -------------- -------------

The accompanying notes are an integral part of the consolidated financial statements.

NOTES

        To Consolidated Financial Statements of Puget Energy and Puget Sound Energy

NOTE 1.

        Summary of Significant Accounting Policies

BASIS OF PRESENTATION

        On January 1, 2001, Puget Sound Energy, Inc. (PSE) reorganized into a holding company structure. This reorganization resulted in the creation of a new holding company, Puget Energy, Inc. (Puget Energy). Puget Energy was incorporated in the State of Washington and all of its operations are conducted through its subsidiaries. Puget Energy and PSE are collectively referred to herein as “the Company”.

        Puget Energy is a public utility holding company under the Public Utility Holding Company Act of 1935 but is exempt from regulation under such Act. In addition to its ownership of PSE, Puget Energy also owns InfrastruX Group, Inc. (InfrastruX), a Washington corporation.

        Pursuant to the reorganization, Puget Energy became the owner of all PSE’s outstanding common stock. Holders of PSE’s existing common stock exchanged their stock on a one-for-one basis for common stock of Puget Energy. Additionally, PSE transferred its ownership in InfrastruX to Puget Energy through a capital dividend for the net book value of PSE’s investment in InfrastruX of $86.0 million.

        The consolidated financial statements include the accounts of Puget Energy and all its subsidiaries and PSE and its subsidiaries. Significant intercompany transactions have been eliminated. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation with no material effect on consolidated net income, total assets or common equity.

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

NON-UTILITY PROPERTY, PLANT AND EQUIPMENT

        The costs of other property, plant and equipment are stated at cost in Other Property and Investments. Expenditures for refurbishment and improvements that significantly add to productive capacity or extend useful life of an asset are capitalized. Replacement of minor items is expensed, on a current basis. Gains and losses on assets sold or retired are reflected in earnings.

ACCOUNTING FOR THE IMPAIRMENT OF LONG–LIVED ASSETS

        The Company prepares its financial statements in accordance with Statement of Financial Accounting Standards No. 121 (Statement No. 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Statement No 121 establishes accounting standards for determining if long-lived assets are impaired and how losses, if any, should be recognized. The Company believes that the net cash flows are sufficient to cover the carrying value of the assets.

REGULATORY ASSETS AND AGREEMENTS
        The Company accounts for its regulated operations in accordance with Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (Statement No. 71). Statement No. 71 requires the Company to defer certain costs that would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs. Accounting under Statement No. 71 is appropriate as long as: rates are established by or subject to approval by independent, third-party regulators; rates are designed to recover the specific enterprise's cost-of-service; and in view of demand for service, it is reasonable to assume that rates set at levels that will recover costs can be charged to and collected from customers. In applying Statement No. 71, the Company must give consideration to changes in the level of demand or competition during the cost recovery period. In accordance with Statement No. 71, the Company capitalizes certain costs in accordance with regulatory authority whereby those costs will be expensed and recovered in future periods.

        Net regulatory assets and liabilities at December 31, 2001 and 2000, included the following:

  (Dollars in Millions)                                                           2001                 2000
------------------------------------------------------------------ -------------------- --------------------
  Deferred income taxes                                                        $ 193.0              $ 207.4
  PURPA electric energy supply contract buyout costs                             244.6                243.1
  Investment in BEP Exchange Contract                                             54.7                 58.1
  Unamortized energy conservation charges                                         15.2                  6.3
  Storm damage costs - electric                                                   26.6                 30.1
  Purchased gas receivable                                                        37.2                 96.1
  Deferred AFUDC                                                                  28.5                 26.8
  Various other costs                                                             62.1                 56.2
  Deferred gains on property sales                                               (17.3)               (17.9)
  Various other liabilities                                                       (6.7)               (13.0)
------------------------------------------------------------------ -------------------- --------------------
  Net regulatory assets and liabilities                                        $ 637.9              $ 693.2
------------------------------------------------------------------ -------------------- --------------------

        If the Company, at some point in the future, determines that all or a portion of the utility operations no longer meet the criteria for continued application of Statement No. 71, the Company would be required to adopt the provisions of Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" (Statement No. 101). Adoption of Statement No. 101 would require the Company to write off the regulatory assets and liabilities related to those operations not meeting Statement No. 71 requirements. Discontinuation of Statement No. 71 could have a material impact on the Company's financial statements.

        The Company, in prior years, incurred costs associated with its 5% interest in a now-terminated nuclear generating project (identified herein as Investment in Bonneville Exchange Power (BEP)). Under terms of a settlement agreement with the Bonneville Power Administration (BPA), which settled claims of the Company relating to construction delays associated with that project, the Company is receiving power from the federal power system resources marketed by BPA. Approximately two-thirds of the Company's investment in BEP is included in rate base and amortized on a straight-line basis over the life of the settlement agreement (amortization is included in purchased and interchanged power). The remainder of the Company's investment was recovered in rates over the ten years ended December 31, 1999, without a return during the recovery period (the related amortization is included in Depreciation and Amortization, pursuant to a FERC accounting order).

        The Company has regulatory assets of approximately $244.6 million related to the buyout of purchased power and gas sales contracts of two non-utility generation projects. Washington Commission accounting orders have approved payments pursuant to these contracts for deferral and collection in rates over the remaining life of the energy supply contracts. Under terms of the orders, the Company is allowed to accrue as an additional regulatory asset certain carrying costs of the deferred balances.

OPERATING REVENUES

        Operating utility revenues are recorded on the basis of service rendered, which includes estimated unbilled revenue. Non-utility subsidiaries recognize revenue when services are performed or upon the sale of assets.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        Allowance for doubtful accounts is calculated based upon historical write-offs as compared to operating revenues. The Company has also provided for a reserve on sales transactions related to the California Independent System Operator and counterparties based upon probability of collection. Puget Energy's allowance for doubtful accounts for 2001 and 2000 was $47.0 million and $43.0 million, respectively. PSE's allowance for doubtful accounts for 2001 and 2000 was $45.2 million and $43.0 million, respectively.

ENERGY CONSERVATION

        The Company offers programs designed to help new and existing customers use energy efficiently. The primary emphasis is to provide information and technical services to enable customers to make energy-efficient choices with respect to building design, equipment and building systems, appliance purchases and operating practices.

        Since May 1997, the Company has recovered electric energy conservation expenditures through a tariff rider mechanism. The rider mechanism allows the Company to defer the conservation expenditures and amortize them to expense as PSE concurrently collects the conservation expenditures in rates over a one-year period. As a result of the rider, there is no effect on earnings per share.

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

SELF–INSURANCE

        The Company currently has no insurance coverage for storm damage and is self-insured for a portion of the risk associated with comprehensive liability, industrial accidents and catastrophic property losses. With approval of the Washington Commission, the Company is able to defer for collection in future rates certain uninsured storm damage costs associated with major storms.

DEPRECIATION AND AMORTIZATION

        For financial statement purposes, the Company provides for depreciation on a straight-line basis. Amortization is also on a straight-line basis and is comprised of software, small tools and office equipment. The depreciation of automobiles, trucks, power-operated equipment and tools is allocated to asset and expense accounts based on usage. The annual depreciation provision stated as a percent of average original cost of depreciable electric utility plant was 3.0% in 2001, 2.9% in 2000 and 3.0% 1999; depreciable gas utility plant was 3.5% in 2001, 3.3% in 2000 and 3.4% in 1999; and depreciable common utility plant was 3.1% in 2001, 1.9% in 2000 and 2.3% in 1999. Depreciation on other property, plant and equipment is calculated primarily on a straight-line basis over the useful lives of the assets ranging from 3 to 50 years.

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

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

        The Allowance for Funds Used During Construction (AFUDC) represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period. The amount of AFUDC recorded in each accounting period varies depending principally upon the level of construction work in progress and the AFUDC rate used. AFUDC is capitalized as a part of the cost of utility plant and is credited as a non-cash item to other income and interest charges currently. Cash inflow related to AFUDC does not occur until these charges are reflected in rates.

        The AFUDC rate allowed by the Washington Commission for gas utility plant additions was 9.15% in 2001, 2000 and 1999. The allowed AFUDC rate on electric utility plant was 8.94% during the same period. To the extent amounts calculated using this rate exceed the AFUDC calculated rate using the Federal Energy Regulatory Commission (FERC) formula, the Company capitalizes the excess as a deferred asset, crediting miscellaneous income. The amounts included in income were $2.7 million for 2001, $2.8 million for 2000 and $4.3 million for 1999. The deferred asset is being amortized over the average useful life of Puget Energy's non-project utility plant.

RATE ADJUSTMENT MECHANISM

        The Company does not have an electric power cost or fuel adjustment mechanism to adjust for changes in energy and fuel costs or variances in hydro and weather conditions.

        The differences between the actual cost of the Company's gas supplies and gas transportation contracts and that currently allowed by the Washington Commission are deferred and recovered or repaid through the purchased gas adjustment (PGA) mechanism.

        On June 25, 1998, the Company received approval from the Washington Commission to begin a new performance-based mechanism for strengthening its gas-supply purchasing and gas-storage practices. The PGA Incentive Mechanism, which encourages competitive gas purchasing and management of pipeline and storage capacity, was effective for the period July 1, 1998 through October 31, 2001. Incentive gains and losses from the program were shared between customers and shareholders. After the first $0.5 million, which was allocated to customers, gains and (losses) were shared 40%/60% between the Company and customers up to $26.5 million and 33%/67% thereafter. Gains or losses were determined relative to a weighted average index which was reflective of PSE's gas supply and transportation contract costs. The Company's share of incentive gains and (losses) under the PGA Incentive Mechanism in 2001, 2000 and 1999 was approximately $(3.9) million, $7.5 million and $7.2 million, respectively, while customers received approximately $(6.2) million, $11.7 million and $11.3 million in benefits, respectively.

OFF–SYSTEM SALES AND CAPACITY RELEASE

        The Company sells excess gas supplies, enters into gas supply exchanges with third parties outside of its distribution area and releases to third parties excess interstate gas pipeline capacity and gas storage rights on a short-term basis. The Company contracts for firm gas supplies and holds firm transportation and storage capacity sufficient to meet the expected peak winter demand for gas for space heating by its firm customers. Due to the variability in weather and other factors, however, the Company holds contractual rights to gas supplies and transportation and storage capacity in excess of its immediate requirements to serve firm customers on its distribution system for much of the year which, therefore, are available for third-party gas sales, exchanges and capacity releases. The proceeds, net of transactional costs, from such activities are accounted for as reductions in the cost of purchased gas and passed on to customers through the PGA mechanism, with no direct impact on net income. As a result, the Company does not reflect sales revenue or associated cost of sales for these transactions in its income statement.

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

        The Company manages its energy supply portfolio to achieve three primary objectives:

  Ensure that physical energy supplies are available to serve retail customer requirements;
  Manage portfolio risks to limit undesired impacts on financial results; and
  Optimize the value of energy supply assets.

        The Company enters into physical and financial instruments for the purpose of hedging commodity price risk. Gains or losses on these derivatives are accounted for pursuant to Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement No. 138. (See Note 18 for further discussion.) The Company has established policies and procedures to manage these risks. A Risk Management Committee separate from the units that create these risks monitors compliance with policies and procedures. In addition, the Audit Committee of the Company's Board of Directors has oversight of the Risk Management Committee.

ACCOUNTING FOR DERIVATIVES

        On January 1, 2001, Puget Energy adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement No. 138. Statement No. 133 requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value. Certain contracts that would otherwise be considered derivatives are exempt from this Statement if they qualify for a normal purchase and normal sale exception. The Company enters into both physical and financial contracts to manage its energy resource portfolio. The majority of these contracts qualify for the normal purchase and normal sale exception. However, certain of these contracts are derivatives and pursuant to Statement No. 133 are reported at their fair value in the balance sheet. Changes in their fair value are reported in earnings unless they meet specific hedge accounting criteria, in which case changes in their fair market value are recorded in comprehensive income until the time when the transaction that they are hedging is recorded as income. The Company designates derivative instruments as a qualifying cash flow hedge if the change in the fair value of the derivative is highly effective at offsetting the changes in the fair value of an asset, liability or a forecasted transaction. To the extent that a portion of a derivative designated as a hedge is ineffective, changes in the fair value of the ineffective portion of that derivative are recognized currently in earnings. Finally, changes in the market value of derivative transactions related to obtaining gas for the Company's retail gas business are deferred as regulatory assets or liabilities as a result of the Company's Purchased Gas Adjustment mechanism and recorded in earnings as the transactions are executed.

OTHER

        Debt premium, discount and expenses are amortized over the life of the related debt. The premiums and costs associated with reacquired debt are deferred and amortized over the life of the related new issuance, in accordance with ratemaking treatment.

GOODWILL AND INTANGIBLES (PUGET ENERGY ONLY)

        Goodwill and intangibles are amortized on a straight-line basis over the expected periods to be benefited, up to 30 years, for all acquisitions prior to July 2001. For those acquisitions occurring subsequent to June 30, 2001, there is no amortization of goodwill. The goodwill and intangibles are the result of InfrastruX acquiring companies during 2000 and 2001. Puget Energy assesses the recoverability by determining whether the amortization of the goodwill and intangibles balance over its remaining life can be recovered through discounted future operating cash flows of the acquired operation.

EARNINGS PER COMMON SHARE (PUGET ENERGY ONLY)

        Basic earnings per common share have been computed based on weighted average common shares outstanding of 86,445,000, 85,411,000 and 84,613,000 for 2001, 2000 and 1999, respectively. Diluted earnings per common share have been computed based on weighted average common shares outstanding of 86,703,000, 85,690,000 and 84,847,000 for 2001, 2000 and 1999 respectively, which include the dilutive effect of securities related to employee stock-based compensation plans.

NEW ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board issued Statement No. 141 - "Business Combinations" (Statement No. 141). Statement No. 141 establishes accounting and reporting standards for business combinations and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. While this statement may result in additional disclosures for material acquisitions, it will not impact the Company's financial position or results of operations.

        In July 2001, the Financial Accounting Standards Board issued Statement No. 142 - "Goodwill and Other Intangible Assets" (Statement No. 142). Statement No. 142 establishes accounting and reporting standards for goodwill and other intangible assets for fiscal years beginning after December 15, 2001 recognized in the Company's financial statements after this date. Certain provisions of Statement No. 142 will be applied to goodwill and other intangible assets acquired after June 30, 2001. Upon adoption of Statement No. 142, the Company will discontinue amortizing goodwill and, instead, perform impairment tests to determine if goodwill should be written down. The Company does not expect any impairment at this time.

        In August 2001, the Financial Accounting Standards Board issued Statement No. 143 - "Accounting for Asset Retirement Obligations" (Statement No. 143). Statement No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the company will capitalize the cost as part of the asset's carrying amount and expense the retirement obligation over the asset's useful life. The adoption of this statement is for fiscal years beginning after June 15, 2002, although earlier adoption is encouraged. The Company is in the process of determining the impacts of this statement.

        In October 2001, the Financial Accounting Standards Board issued Statement No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement No. 144). Statement No. 144 supersedes the Financial Accounting Standards Board's Statement No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of" and APB 30 - "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Trasactions". Statement No. 144 establishes a single accounting method for valuation of long-lived assets to be disposed of by sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have an impact on the Company's financial position or results of operations.

NOTE 2.

        Utility and Non-Utility Plant

        Utility plant at December 31, 2001 and 2000 included the following:

  (Dollars in Thousands)                                                                 2001                    2000
  December 31
---------------------------------------------------------------------- ----------------------- -----------------------
Electric, gas and common utility plant classified by Prescribed accounts at original cost:

    Distribution plant                                                            $ 3,736,590             $ 3,177,277
    Production plant                                                                1,117,099               1,097,953
    Transmission plant                                                                361,662                 694,053
    General plant                                                                     376,119                 375,457
    Construction work in progress                                                     123,307                 164,221
    Plant acquisition adjustment                                                       76,623                  76,623
    Intangible plant (including capitalized software)                                 255,619                 243,904
    Underground storage                                                                21,872                  22,570
    Plant held for future use                                                           8,331                   8,225
    Other                                                                               4,807                   4,807
    Less accumulated provision for depreciation                                     2,194,048               2,026,681
---------------------------------------------------------------------- ----------------------- -----------------------
       Net utility plant                                                          $ 3,887,981             $ 3,838,409
---------------------------------------------------------------------- ----------------------- -----------------------

        On March 6, 2000, the Washington Commission authorized PSE to sell its 7% ownership interest in the coal-fired Centralia Electric Generating plant located in southwest Washington State. On May 4, 2000, the plant was sold to TECWA Power, Inc. Of the resulting pre-tax gain, $21 million was allocated to customers and $2.5 million to the Company in accordance with the order.

        As a result of PSE's review of its transmission system and by applying FERC order 888, PSE determined that all but one of its 115 KV and below transmission facilities should be reclassified as distribution facilities. These facilities serve local loads and rarely, if ever, serve to transfer power to other markets. In April 2001, the Washington Commission issued Docket No. UE-010010 allowing PSE to reclassify those transmission facilities. As a result, PSE reclassified assets with a book value of approximately $346 million from transmission plant to distribution plant.

        Non-utility plant at December 31, 2001 and 2000 included the following:

  (Dollars in Thousands)                                                                 2001                    2000
  December 31
---------------------------------------------------------------------- ----------------------- -----------------------
  Non-utility plant                                                                   $58,832                 $19,064
  Intangible plant                                                                      1,047                   1,063
  Less accumulated depreciation and amortization                                       10,971                   2,202
---------------------------------------------------------------------- ----------------------- -----------------------
       Net non-utility plant                                                          $48,908                 $17,925
---------------------------------------------------------------------- ----------------------- -----------------------

NOTE 3.

        Capital Stock

                                                                      The Company                    Puget Energy
                                                    ---------------------------------------------- ---------------------
                                                                    Preferred Stock                  Common Stock
                                                    ---------------------------------------------- ---------------------
                                                         Not Subject to          Subject to
                                                      Mandatory Redemption       Mandatory
                                                                                 Redemption            Par Value
                                                         $25 Par Value         $100 Par Value             $0.01
--------------------------------------------------- ----------------------- ------------------- ------------------------
  Shares outstanding January 1, 1999                             3,803,006             731,619               84,560,561
--------------------------------------------------- ----------------------- ------------------- ------------------------
  Issued to shareholders under the Stock Purchase
  and Dividend Reinvestment Plan:
       1999                                                             --                  --                  361,944
       2000                                                             --                  --                  981,549
       2001                                                             --                  --                1,119,568
--------------------------------------------------- ----------------------- ------------------- ------------------------
  Acquired for sinking fund:
       1999                                                             --            (75,000)                       --
       2000                                                             --            (75,000)                       --
       2001                                                             --            (75,000)                       --
--------------------------------------------------- ----------------------- ------------------- ------------------------
  Called for redemption or reacquired and
  canceled:
       1999                                                    (1,403,006)                  --                       --
       2000                                                             --                  --                       --
       2001                                                             --                  --                       --
--------------------------------------------------- ----------------------- ------------------- ------------------------
  Fractional share redemptions in connection with
  merger exchange:
       1999                                                            --                   --                    (100)
       2000                                                            --                   --                    (163)
       2001                                                            --                   --                    (149)
--------------------------------------------------- ---------------------- -------------------- ------------------------
  Shares outstanding December 31, 2001                          2,400,000              506,619               87,023,210
--------------------------------------------------- ---------------------- -------------------- ------------------------
See "Consolidated Statements of Capitalization" for details on specific series.

        On October 23, 2000, the Board of Directors declared a dividend of one preferred share purchase right (a Right) for each outstanding common share of Puget Energy. The dividend was paid on December 29, 2000 to shareholders of record on that date. The Rights will become exercisable only if a person or group acquires 10% or more of Puget Energy's outstanding common stock or announces a tender offer which, if consummated, would result in ownership by a person or group of 10% or more of the outstanding common stock. Each right will entitle the holder to purchase from Puget Energy one one-hundredth of a share of preferred stock with economic terms similar to that of one share of Puget Energy's common stock at a purchase price of $65, subject to adjustments. The Rights expire on December 21, 2010, unless earlier redeemed or exchanged by Puget Energy.

        The weighted average dividend rate for the Adjustable Rate Cumulative Preferred Stock (ARPS), Series B ($25 par value) was 4.23% for 1999. The Company redeemed 203,006 shares of the remaining ARPS Series B on February 2, 1999 at $25 par plus accrued dividends through February 2, 1999. The Company redeemed 1,200,000 shares of the remaining 8.50% Series Preferred at par plus accrued dividends on September 1, 1999. The 7.45% Series Preferred may be redeemed at par on or after November 1, 2003.

NOTE 4.

        Preferred Stock Subject to Mandatory Redemption

        The Company is required to deposit funds annually in a sinking fund sufficient to redeem the following number of shares of each series of preferred stock at $100 per share plus accrued dividends: 4.70% Series and 4.84% Series, 3,000 shares each and 7.75% Series, 37,500 shares. All previous sinking fund requirements have been satisfied. At December 31, 2001, there were 43,689 shares of the 4.70% Series and 27,192 shares of the 4.84% Series acquired by the Company and available for future sinking fund requirements. Upon involuntary liquidation, all preferred shares are entitled to their par value plus accrued dividends.

        The preferred stock subject to mandatory redemption may also be redeemed by the Company at the following redemption prices per share plus accrued dividends: 4.70% Series, $101 and 4.84% Series, $102. The 7.75% Series may be redeemed by the Company, subject to certain restrictions, at $103.10 per share plus accrued dividends through February 15, 2002, and at per share amounts which decline annually to a price of $100 after February 15, 2007.

NOTE 5.

        Company-Obligated, Mandatorily Redeemable Preferred Securities

        In 1997 and 2001, the Company formed Puget Sound Energy Capital Trust I and Puget Sound Energy Capital Trust II, respectively, for the sole purpose of issuing and selling common and preferred securities (Trust Securities). The proceeds from the sale of Trust Securities were used to purchase Junior Subordinated Debentures (Debentures) from the Company. The Debentures are the sole assets of the Trusts and the Company owns all common securities of the Trusts.

        The Debentures of Trust I and Trust II have an interest rate of 8.231% and 8.40%, respectively, and a stated maturity date of June 1, 2027 and June 30, 2041, respectively. The Trust Securities are subject to mandatory redemption at par on the stated maturity date of the Debentures. The Trust Securities in the Capital Trust I may be redeemed earlier, under certain conditions, at the option of the Company. The Capital Trust II Securities may be redeemed at any time on or after June 30, 2006 at par, under certain conditions, at the option of the Company. Dividends relating to preferred securities are included in interest expense.

NOTE 6.

        Additional Paid-in Capital

        The changes in Additional Paid-in Capital are as follows:

Puget Energy
  (Dollars in Thousands)                                                    2001              2000              1999
-------------------------------------------------------------- ------------------ ----------------- -----------------
  Balance at beginning of year                                         $ 470,179         $ 454,982         $ 450,724
  Excess of proceeds over stated values of common
   stock issued                                                           25,551            13,295             4,198
  Change in par value of common stock                                    858,179                --                --
  Retained earnings adjustment for preferred redemption                       --             1,181               150
  Issue costs and other expenses                                           (463)              (309)             (90)
  Issuance of preferred and common stock of subsidiary                     5,500             1,030                --
-------------------------------------------------------------- ------------------ ----------------- -----------------
  Balance at end of year                                             $ 1,358,946         $ 470,179         $ 454,982
-------------------------------------------------------------- ------------------ ----------------- -----------------

Puget Sound Energy
  (Dollars in Thousands)                                                    2001              2000              1999
-------------------------------------------------------------- ------------------ ----------------- -----------------
  Balance at beginning of year                                         $ 470,179         $ 454,982         $ 450,724
  Excess of proceeds over stated values of
   common stock issued                                                                      13,295             4,198
  Retained earnings adjustment for
   preferred redemption                                                       --             1,181               150
  Issue costs and other expenses                                              (2)             (309)              (90)
  Issuance of preferred stock of subsidiary                                   --             1,030                --
  Return of capital to Puget Energy                                      (87,585)               --                --
-------------------------------------------------------------- ----------------- ------------------ -----------------
  Balance at end of year                                               $ 382,592         $ 470,179         $ 454,982
-------------------------------------------------------------- ----------------- ------------------ -----------------

        On January 1, 2001 PSE reorganized into a holding company structure. As a result, PSE transferred its ownership in InfrastruX through a capital dividend. Puget Energy was provided a return of capital in the amount of $86.0 million. In addition, PSE transferred as a return of capital, $0.6 million for prepaid SEC fees and plus $1.0 million of preferred stock issued by InfrastruX to other parties. InfrastruX’s revenue was $45.0 million, net loss was $0.5 million and total assets were $106.5 million for the year ended December 31, 2000.

NOTE 7.

        Earnings Reinvested in the Business

        The payment of dividends on common stock is restricted by provisions of certain covenants applicable to preferred stock and long-term debt contained in the Company’s Articles of Incorporation and Mortgage Indentures. Under the most restrictive covenants of PSE, earnings reinvested in the business unrestricted as to payment of cash dividends were approximately $191 million at December 31, 2001. If PSE is not granted interim rate relief from the Washington Commission, PSE’s ability to pay dividends to Puget Energy and, therefore, Puget Energy’s ability to pay dividends on its common stock, would be adversely impacted.

NOTE 8.

        Long-Term Debt

  First Mortgage Bonds and Senior Notes
  At December 31 (dollars in thousands)

     Series         Due            2001           2000              Series         Due              2001           2000
      8.51%         2001       $     --         $7,000               7.04%         2007          $5,000         $5,000
      8.52%         2001             --          3,000               8.40%         2007          10,000         10,000
      8.54%         2001             --          8,000               6.51%         2008           1,000          1,000
      8.55%         2001             --          1,000               6.53%         2008           3,500          3,500
      7.07%         2002         27,000         27,000               7.61%         2008          25,000         25,000
      7.15%         2002          5,000          5,000               6.46%         2009         150,000        150,000
      7.53%         2002         10,000         10,000               6.61%         2009           3,000          3,000
     7.625%         2002         25,000         25,000               6.62%         2009           5,000          5,000
      7.85%         2002         30,000         30,000               7.12%         2010           7,000          7,000
      7.91%         2002         20,000         20,000               7.96%         2010         225,000        225,000
      6.20%         2003          3,000          3,000               7.69%         2011         260,000        260,000
      6.23%         2003          1,500          1,500               8.20%         2012          30,000         30,000
      6.24%         2003          1,500          1,500               8.59%         2012           5,000          5,000
      6.30%         2003         20,000         20,000               6.83%         2013           3,000          3,000
      6.31%         2003          5,000          5,000               6.90%         2013          10,000         10,000
      6.40%         2003         11,000         11,000               7.35%         2015          10,000         10,000
      7.02%         2003         30,000         30,000               7.36%         2015           2,000          2,000
      6.07%         2004         10,000         10,000               6.74%         2018         200,000        200,000
      6.10%         2004          8,500          8,500               9.57%         2020          25,000         25,000
      7.70%         2004         50,000         50,000               8.25%         2022          25,000         25,000
      7.80%         2004         30,000         30,000               8.39%         2022           7,000          7,000
      6.92%         2005         11,000         11,000               8.40%         2022           3,000          3,000
      6.93%         2005         20,000         20,000               7.19%         2023           3,000          3,000
      6.58%         2006         10,000         10,000               7.35%         2024          55,000         55,000
      8.06%         2006         46,000         46,000               7.15%         2025          15,000         15,000
      8.14%         2006         25,000         25,000               7.20%         2025           2,000          2,000
      7.02%         2007         20,000         20,000               7.02%         2027         300,000        300,000
      7.75%         2007        100,000        100,000               7.00%         2029         100,000        100,000
                                                                                           ------------- --------------
                                                                     Total                   $2,009,000     $2,028,000

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

        In October 2000, the Company filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of Senior Notes secured by a pledge of First Mortgage Bonds, Subordinated Debentures or Trust Preferred Securities. On November 9, 2000, the Company issued $260 million principal amount of 7.69% Senior Medium-Term Notes, Series C. The Notes are due February 1, 2011. On May 24, 2001, the Company issued $200 million principal amount of 8.40% Trust Preferred Securities due June 30, 2041. On January 16, 2002, the Company issued $40 million principal amount of 6.25% Senior Medium-Term Notes, Series C, due January 16, 2004, which completed the shelf registration.

        In February 2002, the Company filed a shelf-registration statement with the Securities and Exchange Commission for the offering on a delayed or continuous basis, of up to $500 million of any combination of common stock of Puget Energy, principal amount of Senior Notes secured by a pledge of First Mortgage Bonds, Unsecured Debentures or Trust Preferred Securities.

        Substantially all utility properties owned by the Company are subject to the lien of the Company's electric and gas mortgage indentures. To issue additional first mortgage bonds under these indentures, PSE's earnings available for interest must be at least twice the annual interest charges on outstanding first mortgage bonds. At December 31, 2001, the earnings available for interest were 2.39 times the annual interest charges.

POLLUTION CONTROL BONDS

        The Company has outstanding three series of Pollution Control Bonds. Amounts outstanding were borrowed from the City of Forsyth, Montana (the City). The City obtained the funds from the sale of Customized Pollution Control Refunding Bonds issued to finance pollution control facilities at Colstrip Units 3 and 4.

        Each series of bonds is collateralized by a pledge of PSE's First Mortgage Bonds, the terms of which match those of the Pollution Control Bonds. No payment is due with respect to the related series of First Mortgage Bonds so long as payment is made on the Pollution Control Bonds.

   (At December 31; Dollars in Thousands)
                Series                     Due                    2001                      2000
   ------------------------------- ------------------- -------------------------- -----------------------

   1993 Series - 5.875%                   2020                  $23,460                  $23,460
   1991 Series - 7.05%                    2021                   27,500                   27,500
   1991 Series - 7.25%                    2021                   23,400                   23,400
   1992 Series - 6.80%                    2022                   87,500                   87,500
   ------------------------------- ------------------- -------------------------- -----------------------
               Total                                           $161,860                 $161,860
   ------------------------------- ------------------- -------------------------- -----------------------

LONG TERM REVOLVING CREDIT FACILITY (PUGET ENERGY ONLY)

        In June 2001, InfrastruX and its subsidiaries signed credit agreements with several banks for up to $170.5 million which expire in 2004. Under the InfrastruX credit agreement, Puget Energy is the guarantor of $150 million of the line of credit. InfrastruX has borrowed $81.9 million at a weighted average interest rate of 3.37%, leaving a balance of $88.6 million available under the lines of credit at December 31, 2001.

LONG–TERM DEBT MATURITIES

        The principal amounts of long-term debt maturities for the next five years and thereafter are as follows:

  Puget Energy
 (Dollars in Thousands)                  2002           2003          2004            2005           2006       Thereafter
  Maturities of:
    Long-term debt                  $ 119,523        $72,000     $ 171,739        $ 31,000       $ 81,000      $1,771,360

  Puget Sound Energy
 (Dollars in Thousands)                  2002           2003          2004            2005           2006       Thereafter
  Maturities of:
    Long-term debt                  $ 117,000        $72,000      $ 98,500        $ 31,000       $ 81,000      $1,771,360

NOTE 9

        Short-Term Debt and Other Financing Arrangements

        At December 31, 2001, PSE had short-term borrowing arrangements which included a $375 million line of credit with thirteen banks which expires on February 13, 2003. The agreement provides PSE with the ability to borrow at different interest rate options and includes variable fee levels. The options are: (1) the higher of the prime rate or the Federal Funds rate plus .50% or (2) the Eurodollar rate plus .25%. The current availability fee is .08% per annum on the unused loan commitment.

        In addition, PSE has agreements with several banks to borrow on an uncommitted, as available basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements. PSE also uses commercial paper to fund its short-term borrowing requirements.

  (Dollars in Thousands)
------------------------------------------------------------  ------------------  -----------------  ------------------
  At December 31                                                            2001               2000                1999
  Short-term borrowings outstanding:
    Commercial paper notes                                             $ 123,168          $ 204,019           $ 105,712
    Bank line of credit borrowings                                       215,000                 --                  --
    Uncommitted bank borrowings                                               --            171,750             499,000
    Notes Payable                                                             --                170                  --
    Puget Energy bank line of credit borrowings                           10,409              2,377                  --
    Weighted average interest rate                                         2.72%              7.33%               6.59%
  Puget Energy revolving credit facility(1)                              170,500             12,000                  --
  Credit availability(2)                                                 375,000            375,000             375,000

1 The revolving credit facility requires InfrastruX and its subsidiaries to maintain certain financial covenants, including requirements to maintain certain levels of net worth and debt coverage. The agreement also places certain restrictions on expenditures, other indebtedness and executive compensation.

2 Provides liquidity support for PSE’s outstanding commercial paper and borrowing from credit line banks in the amount of $338.2 million, $204.0 million and $105.7 million for 2001, 2000 and 1999, respectively, effectively reducing the available borrowing capacity under these credit lines to $36.8 million, $171.0 million and $269.3 million, respectively.

        The Company has, on occasion, entered into interest rate swap agreements to reduce the impact of changes in interest rates on portions of its floating-rate debt. There were no such agreements outstanding at December 31, 2001.

NOTE 10.

        Estimated Fair Value of Financial Instruments

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000:

                                                    2001           2001          2000            2000
                                                  Carrying         Fair        Carrying          Fair
    (Dollars in Millions)                          Amount          Value        Amount          Value
  ------------------------------------------- ---------------- ------------ -------------- ---------------
    Financial assets:
      Cash                                            $ 92.3       $ 92.3         $ 36.4          $ 36.4
      Equity securities(1)                              12.8         12.8            7.5             7.5
      Notes receivable                                  40.0         40.0           86.0            86.0
      Energy derivatives                                 6.6          6.6             --              --

    Financial liabilities:
      Short-term debt                                  348.6        348.6          378.3           378.3
      Preferred stock subject to
         mandatory redemption                           50.7         49.3           58.2            58.5
      Corporation obligated, mandatorily
         redeemable preferred securities of
         subsidiary trust holding solely
         junior subordinated debentures of
         the corporation                               300.0        301.8          100.0           102.4
      Long-term debt(2)                              2,246.7      2,131.2        2,189.8         2,183.0
      Energy derivatives                                35.2         35.2             --              --

1 The 2001 carrying amount includes an adjustment of $4.5 million to report the available-for-sale securities at market value. This amount (or unrealized gain) has been included as a component of other comprehensive income net of deferred taxes of $1.6 million.

2 PSE’s carrying and fair value of long-term debt for 2001 was $2,170.9 million and $2,055.4 million, respectively.

        The fair value of outstanding bonds including current maturities is estimated based on quoted market prices.

        The preferred stock subject to mandatory redemption and corporation obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the corporation is estimated based on dealer quotes.

        The carrying value of short-term debt and notes receivable are considered to be a reasonable estimate of fair value. The carrying amount of cash, which includes temporary investments with original maturities of three months or less, is also considered to be a reasonable estimate of fair value.

        Derivative instruments have been used by the Company on a limited basis and are recorded at fair value. The Company has a policy that financial derivatives are to be used only to mitigate business risk and not for speculative purposes.

NOTE 11.

        Supplementary Income Statement Information

                                                 Puget Energy               PSE         Puget Energy and PSE
  (Dollars in Thousands)                                 2001              2001       2000           1999
--------------------------------------------- ---------------- ----------------- -------------- -------------
  Taxes other than federal:
    Real estate and personal property                $ 41,858          $ 41,588       $ 47,357      $ 48,036
    State business                                     85,335            84,735         83,485        70,047
    Municipal and occupational                         71,819            71,819         65,155        52,739
    Other                                              35,263            30,316         30,905        19,445
--------------------------------------------- ---------------- ----------------- -------------- -------------
  Total taxes other than federal                    $ 234,275         $ 228,458      $ 226,902     $ 190,267
--------------------------------------------- ---------------- ----------------- -------------- -------------
  Charged to:
    Operating expense                               $ 214,414         $ 208,597      $ 203,230     $ 180,141
    Other accounts, including
      construction work in progress                    19,861            19,861         23,672        10,126
--------------------------------------------- ---------------- ----------------- -------------- -------------
  Total taxes other than federal                    $ 234,275         $ 228,458      $ 226,902     $ 190,267
--------------------------------------------- ---------------- ----------------- -------------- -------------

        Advertising, research and development expenses and amortization of intangibles are not significant. Puget Energy pays a royalty for the exclusive right of a product produced by Dow Chemical.

NOTE 12.

        Leases

        The Company treats all leases for PSE as operating leases for ratemaking purposes as required by the Washington Commission. Certain leases contain purchase options, renewal and escalation provisions.

        Operating and capital lease payments net of sublease receipts were:

             (Dollars in thousands)                              Puget Energy                    PSE
              At December 31                             Operating        Capital              Operating
                2001                                       $25,373         $1,966               $20,135
                2000                                        18,239            653                18,239
                1999                                        16,859             --                16,859

        Payments received, for the sublease of properties were approximately $2.5 million, $2.4 million, and $2.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        Future minimum lease payments for noncancelable leases net of sublease receipts are:

           (Dollars in thousands)                               Puget Energy                      PSE
            At December 31                               Operating        Capital              Operating
             2002                                          $17,529         $1,198               $13,026
             2003                                           14,861            924                11,375
             2004                                           11,496            497                 8,793
             2005                                            5,946            251                 4,186
             2006                                            4,667            354                 3,999
             Thereafter                                      5,210             --                 5,121
             ----------------------------------- ------------------ -------------- ---------------------
             Total minimum lease payments                  $59,709         $3,224               $46,500
             ----------------------------------- ------------------ -------------- ---------------------

        Future minimum sublease receipts for noncancelable subleases are $2.0 million for 2002, and $1.2 million for 2003.

NOTE 13.

        Federal Income Taxes

        The details of federal income taxes (FIT) are as follows:

                                                             Puget Energy              PSE       Puget Energy and PSE
  (Dollars in Thousands)                                             2001             2001           2000           1999
---------------------------------------------------------- --------------- ---------------- -------------- --------------
  Charged to operating expense:
  Current                                                        $ 58,749         $ 58,331      $ 128,138       $ 93,354
  Deferred - net                                                   19,945           18,040          1,557         15,373
  Deferred investment tax credits                                   (688)            (688)           (704)         (725)
---------------------------------------------------- --------------------- ---------------- -------------- --------------
  Total FIT charged to operations                                  78,006           75,683        128,991        108,002
---------------------------------------------------- --------------------- ---------------- -------------- --------------
  Charged to miscellaneous income:
  Current                                                           6,272            6,272          7,843          (503)
  Deferred - net                                                  (2,259)          (2,259)         (10,150)        4,574
---------------------------------------------------- -------------------- ----------------- ---------------- ------------
  Total FIT charged to miscellaneous income                        4,013             4,013          (2,307)        4,071
---------------------------------------------------- -------------------- ----------------- ---------------- ------------
---------------------------------------------------- ---------------------- ---------------- ------------- -------------
  Cumulative effect of accounting change                          (7,942)           (7,942)            --            --
---------------------------------------------------- ---------------------- ---------------- ------------- -------------
---------------------------------------------------- -------------------- ----------------- -------------- --------------
  Total FIT                                                     $ 74,077          $ 71,754      $ 126,684      $ 112,073
---------------------------------------------------- -------------------- ----------------- -------------- --------------

        The following is a reconciliation of the difference between the amount of FIT computed by multiplying pre-tax book income by the statutory tax rate and the amount of FIT in the Consolidated Statements of Income for the Company:

                                                    Puget Energy              PSE           Puget Energy and PSE
  (Dollars in Thousands)                                    2001             2001               2000               1999
----------------------------------------------- ----------------- ---------------- ------------------ ------------------
  FIT at the statutory rate                             $ 63,321         $ 61,648          $ 112,180          $ 104,174
----------------------------------------------- ----------------- ---------------- ------------------ ------------------
  Increase (decrease):
    Depreciation expense deducted in the
      financial statements in excess of tax
      depreciation, net of depreciation
      treated as a temporary difference                   11,726           11,726             10,807              8,678
    AFUDC included in income in the financial
      statements but excluded from taxable income         (2,126)          (2,126)            (3,274)            (4,345)
    Accelerated benefit on early retirement
      of depreciable assets                                 (319)            (319)              (834)              (812)
    Investment tax credit amortization                      (689)            (689)              (704)              (725)
    Energy conservation expenditures - net                 6,859            6,859             10,634             13,434
    Other - net                                           (4,695)          (5,345)            (2,125)            (8,331)
----------------------------------------------- ----------------- ---------------- ------------------ ------------------
  Total FIT                                             $ 74,077         $ 71,754           $126,684          $ 112,073
----------------------------------------------- ----------------- ---------------- ------------------ ------------------
  Effective tax rate                                       40.9%            40.7%              39.5%              37.7%
----------------------------------------------- ----------------- ---------------- ------------------ ------------------

        The following are the principal components of FIT as reported:

                                                           Puget Energy            PSE        Puget Energy and PSE
  (Dollars in Thousands)                                           2001           2001             2000            1999
------------------------------------------------------- ---------------- -------------- --------------- ----------------
  Current FIT                                                  $ 65,021       $ 64,603       $ 135,981         $ 92,851
------------------------------------------------------- ---------------- -------------- --------------- ----------------
  Deferred FIT:
    Conservation tax settlement                                     963            963           1,776            2,927
    Deferred FAS-133                                             (4,028)        (4,028)             --               --
    Cabot preferred stock sale                                       --             --         (10,635)              --
    Deferred taxes related to insurance reserves                 (1,225)       (1,225)           (384)           (1,225)
    Reversal of Statement No. 90 present
      value adjustments                                              --             --              --               92
    Residential Purchase and Sale Agreement - net                 3,390          3,390           2,226               --
    Normalized tax benefits of the
      accelerated cost recovery system                           11,423         11,423          10,931           14,452
    Energy conservation program                                  (1,337)        (1,337)         (1,666)            (983)
    Environmental remediation                                     1,326          1,326             721              947
    WNP 3 tax settlement                                         (1,126)        (1,126)         (1,126)            (826)
    Merger costs                                                     --             --              --              409
    Demand charges                                                  (98)           (98)            (79)              14
    Deferred revenue                                             (5,904)        (5,904)             --               --
    Allowance for doubtful accounts                                  --             --         (13,821)              --
    Other                                                         6,360          4,455           3,464            4,140
------------------------------------------------------- ---------------- -------------- --------------- ----------------
  Total deferred FIT                                              9,744          7,839          (8,593)          19,947
------------------------------------------------------- ---------------- -------------- ---------------- ---------------
  Deferred investment tax credits -
    net of amortization                                            (688)          (688)           (704)            (725)
------------------------------------------------------- ---------------- -------------- --------------- ----------------
  Total FIT                                                    $ 74,077       $ 71,754       $ 126,684        $ 112,073
------------------------------------------------------- ---------------- -------------- --------------- ----------------

        The Company's deferred tax liability at December 31, 2001 and 2000 is comprised of amounts related to the following types of temporary differences:

            (Dollars in Thousands)                                   Puget Energy                PSE        Puget Energy
                                                                                                                 and PSE
                                                                             2001               2001                2000
          --------------------------------------------- -------------------------- ------------------ -------------------
            Utility plant                                               $ 570,982          $ 570,982            $571,772
            Energy conservation charges                                    23,782             23,782              31,212
            Contributions in aid of construction                          (36,044)           (36,044)            (37,275)
            Bonneville Exchange Power                                      17,897             17,897              20,258
            Cabot gas contract purchase                                     4,477              4,477               4,533
            Deferred revenue                                               (5,904)            (5,904)                 --
            Other                                                          30,125             25,811              17,685
          --------------------------------------------- -------------------------- ------------------ -------------------
            Total                                                       $ 605,315          $ 601,001           $ 608,185
          --------------------------------------------- -------------------------- ------------------ -------------------

        Puget Energy's totals of $605.3 million and $608.2 million for 2001 and 2000 consist of deferred tax liabilities of $713.8 million and $706.8 million net of deferred tax assets of $108.5 million and $98.6 million, respectively.

        PSE's totals of $601.0 million and $608.2 million for 2001 and 2000 consist of deferred tax liabilities of $707.4 million and $706.8 million net of deferred tax assets of $106.4 million and $98.6 million, respectively.

        Deferred tax amounts shown above result from temporary differences for tax and financial statement purposes. Deferred tax provisions are not recorded in the income statement for certain temporary differences between tax and financial statement purposes because they are not allowed for ratemaking purposes.

        PSE calculates its deferred tax assets and liabilities under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109). Statement No. 109 requires recording deferred tax balances, at the currently enacted tax rate, for all temporary differences between the book and tax bases of assets and liabilities, including temporary differences for which no deferred taxes had been previously provided because of use of flow-through tax accounting for ratemaking purposes. Because of prior and expected future ratemaking treatment for temporary differences for which flow-through tax accounting has been utilized, a regulatory asset for income taxes recoverable through future rates related to those differences has also been established. At December 31, 2001, the balance of this asset is $193.0 million.

NOTE 14.

        Retirement Benefits

        The Company has a defined benefit pension plan covering substantially all of its utility employees. Benefits are a function of both age and salary. Additionally, Puget Energy maintains a non-qualified supplemental retirement plan for officers and certain director-level employees.

        In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. These benefits are provided principally through an insurance company whose premiums are based on the benefits paid during the year.

       (Dollars in Thousands)                                    Pension Benefits                 Other Benefits
                                                                    2001         2000              2001         2000
     ----------------------------------------------------------------------------------------------------------------
       Change in benefit obligation:
       Benefit obligation at beginning of year                  $366,482    $ 349,160          $ 27,568     $ 26,003
       Service cost                                                9,862        9,005               243          224
       Interest cost                                              26,734       25,500             2,022        1,965
       Amendments(1)                                               3,984           77                --           --
       Actuarial loss                                             15,417        4,058             1,101        1,187
       Benefits paid                                             (22,018)     (21,318)          (1,819)       (1,811)
---------------------------------------------------------------------------------------------------------------------
       Benefit obligation at end of year                        $400,461    $ 366,482          $ 29,115     $ 27,568
---------------------------------------------------------------------------------------------------------------------
       Change in plan assets:
       Fair value of plan assets at beginning of year          $ 496,468    $ 524,827          $ 15,661     $ 14,738
       Actual return on plan assets                              (32,025)      (8,151)              595          910
       Employer contribution                                       1,087        1,110             1,541        1,824
       Benefits paid                                             (22,018)     (21,318)          (1,819)      (1,811)
---------------------------------------------------------------------------------------------------------------------
       Fair value of plan assets at end of year                $ 443,512    $ 496,468           $15,978     $ 15,661
---------------------------------------------------------------------------------------------------------------------

       Funded status                                            $ 43,051    $ 129,986        $ (13,137)    $ (11,907)
       Unrecognized actuarial gain                               (27,035)   (128,268)           (1,944)      (3,506)
       Unrecognized prior service cost                            20,250       19,333             (361)        (395)
       Unrecognized net initial (asset)/obligation               (3,873)       (5,103)          6,894          7,521
----------------------------------------------------------------------------------------------------------------------
       Net amount recognized                                    $ 32,393     $ 15,948         $ (8,548)    $ (8,287)
----------------------------------------------------------------------------------------------------------------------
       Amounts recognized on statement of
         financial position consist of:
       Prepaid benefit cost                                     $ 54,335     $ 34,326         $ (8,548)    $ (8,287)
       Accrued benefit liability                                 (37,002)     (25,861)               --           --
       Intangible asset                                            9,912        7,483                --           --
       Accumulated other comprehensive income                      5,148           --                --           --
---------------------------------------------------------------------------------------------------------------------
       Net amount recognized                                    $ 32,393     $ 15,948         $ (8,548)    $ (8,287)
---------------------------------------------------------------------------------------------------------------------

1In 2001, the Company had $4.0 million in plan amendments due to the addition of new plans, changes in employment contracts and the addition of three new entrants to the plan.

        In accounting for pension and other benefits costs under the plans, the following weighted average actuarial assumptions were used:

                                                    Pension Benefits                        Other Benefits
                                               2001        2000           1999         2001         2000         1999
---------------------------------------- ----------- ----------- -------------- - ---------- ------------ ------------
  Discount rate                               7.25%        7.5%           7.5%        7.25%         7.5%         7.5%
  Return on plan assets                       9.50%       9.75%          9.75%      6-8.25%       6-8.5%       6-8.5%
  Rate of compensation increase                5.0%        5.0%           5.0%           --           --           --
  Medical trend rate                             --          --             --         6.5%         7.0%         7.0%
---------------------------------------- ----------- ----------- -------------- - ---------- ------------ ------------

                                                    Pension Benefits                        Other Benefits
  (Dollars in Thousands)                       2001         2000          1999        2001          2000         1999
---------------------------------------- ----------- ------------ ------------- - --------- ------------- ------------
  Components of net periodic benefit cost:
  Service cost                               $ 9,862      $9,005       $9,259          $ 243        $224        $245
  Interest cost                               26,734      25,500       24,180          2,022       1,965       1,868
  Expected return on plan assets             (46,222)    (42,280)      (37,310)         (947)       (892)       (857)
  Amortization of prior service cost           2,960       2,884         3,330           (34)        (34)        (34)
  Recognized net actuarial gain               (7,570)     (6,851)       (3,117)         (109)       (195)       (145)
  Amortization of transition
  (asset)/obligation                          (1,230)     (1,230)       (1,230)          627         627         627
  Special recognition of prior service costs     108          77           462             --         --          --
--------------------------------------- -------------- ----------- ------------- -- ---------- ---------- -----------
  Net pension benefit cost                   (15,358)    (12,895)       (4,426)         1,802      1,695       1,704
  Regulatory adjustment                          --           --           932             --         --          --
--------------------------------------- -------------- ------------- ----------- -- ---------- ---------- -----------
  Net periodic benefit cost                $ (15,358)    $(12,895)   $ (3,494)       $ 1,802    $ 1,695     $ 1,704
--------------------------------------- -------------- ------------- ----------- -- ---------- ---------- -----------

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $42.6 million, $37.0 million, and $0, respectively, as of December 31, 2001.

        The assumed medical inflation rate is 6.5% in 2001 decreasing to 6.0% in 2003 and thereafter. A 1% change in the assumed medical inflation rate would have the following effects:

                                                              2001                                2000
                                                    1%                1%                  1%                1%
  (Dollars in Thousands)                         increase          decrease              increase        decrease
----------------------------------------------------------------------------------------------------------------------
  Effect on service and interest cost components     $ 625         $ (558)                $ 661          $ (583)
  Effect on post retirement benefit obligation          47            (42)                   49             (42)

        During 2002, PSE will be transitioning 481 service jobs that had previously been held by PSE employees to outside service providers. Under Statement of Financial Accounting Standards No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company will be recognizing a net curtailment gain of approximately $0.7 million.

NOTE 15.

        Employee Investment Plans and Employee Stock Purchase Plan

        The Company has qualified Employee Investment Plans under which employee salary deferrals and after-tax contributions are used to purchase several different investment fund options.

        Puget Energy's contributions to the Employee Investment Plans were $8.0 million, $7.2 million and $7.1 million for the years 2001, 2000 and 1999, respectively.

        PSE's contributions to the Employee Investment Plan were $6.8 million, $7.2 million, and $7.1 million for the years 2001, 2000 and 1999, respectively. The shareholders have authorized the issuance of up to 2,000,000 shares of common stock under the PSE plan, of which 959,142 were issued through December 31, 2001. The Employee Investment Plan eligibility requirements are set forth in the plan documents.

        The Company also has an Employee Stock Purchase Plan which was approved by shareholders on May 19, 1997, and commenced July 1, 1997, under which options are granted to eligible employees who elect to participate in the plan on January 1st and July 1st of each year. Participants are allowed to exercise those options six months later to the extent of payroll deductions or cash payments accumulated during that six-month period. The option price under the plan during 2001 was 85% of either the fair market value of the common stock at the grant date or the fair market value at the exercise date, whichever is less. The Company's contributions to the Plan were $168,645, $301,610 and $88,900 for 2001, 2000 and 1999, respectively.

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

NOTE 16.

        Other Investments

        In May 1994, the Company merged its oil and gas exploration and production subsidiary, Washington Energy Resources Company, with a wholly-owned subsidiary of Cabot Oil and Gas Corporation (Cabot) in a tax-free exchange in which the Company received common and preferred stock of Cabot. The investment in Cabot stock was classified as available-for-sale. In May 1999, PSE sold the 2,133,000 shares of Cabot common stock and recorded an after-tax gain of $12.3 million. At the time of the common stock sale, the fair value of the stock was $37.4 million and an unrealized gain of $12.3 million, net of tax, was included as a component of other comprehensive income. The $12.3 million unrealized gain on the sale was reclassified out of accumulated other comprehensive income at the time of the sale. In May 2000, the Company sold all of its 1,134,000 shares of 6% convertible redeemable preferred stock in Cabot for $51.4 million, after expenses. The sale resulted in approximately $40.8 million in after-tax cash proceeds. There was no significant gain or loss on the transaction. As a result of these two transactions, the Company no longer holds any securities of Cabot.

        In March 1998, the Company entered into an agreement with Schlumberger North America (Schlumberger) (formerly known as CellNet Data Services Inc.), under which the Company would lend Schlumberger up to $35 million in the form of multiple draws so that Schlumberger could finance an Automated Meter Reading (AMR) network system to be deployed in the Company's service territory. In September 1999, the Company announced it was expanding its AMR network system from 800,000 meters to 1,325,000 meters and as a result increased the authorized loan amount to $72 million. As of December 31, 2000, the outstanding loan balance was $51.9 million. In August 2001, Schlumberger paid off its outstanding loan balance of $64.1 million.

NOTE 17.

        Commitments and Contingencies

COMMITMENTS – ELECTRIC

        For the twelve months ended December 31, 2001, approximately 14.8% of the Company's energy output was obtained at an average cost of approximately 17.98 mills per kWh through long-term contracts with several of the Washington public utility districts (PUDs) owning hydro-electric projects on the Columbia River.

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

        As of December 31, 2001, the Company was entitled to purchase portions of the power output of the PUDs' projects as set forth in the following tabulation:

                                                               Bonds                    Company's Annual Amount
                                                             Outstanding                Purchasable (Approximate)
                                                                            ------------------------------------------------
                            Contract (1)    License (2)     12/31/01 (3)         % of            Megawatt        Costs (4)
  Project                    Exp. Date       Exp. Date       (Millions)         Output           Capacity       (Millions)
------------------------- --------------- -------------- ----------------- ---------------- ----------------- --------------
  Rock Island
     Original units                 2012           2029            $ 84.6             50.0  }            496          $39.0
     Additional units               2012           2029             331.2             95.0                --             --
  Rocky Reach                       2011           2006             363.8             38.9               505           23.0
  Wells                             2018           2012             170.2             31.3               261            9.6
  Priest Rapids                     2005           2005             162.2              8.0                72            2.4
  Wanapum                           2009           2005             159.8             10.8                98            3.7
------------------------- --------------- -------------- ----------------- ---------------- ----------------- --------------
  Total                                                          $1,271.8                              1,432          $77.7
------------------------- --------------- -------------- ----------------- ---------------- ----------------- --------------

1 The Company, on December 28, 2001, signed a contract offer for new contracts for the Priest Rapids and Wanapum Developments. Under terms of these contracts, the Company will continue to obtain capacity and energy for the term of any new license to be obtained by Grant County PUD for these Developments. The terms and conditions of these contracts are being finalized.
2 The Company is unable to predict whether the licenses under the Federal Power Act will be renewed to the current licensees. The FERC has issued orders for the Rocky Reach, Wells and Priest Rapids/Wanapum projects under Section 22 of the Federal Power Act, which affirm Puget Energy’s contractual rights to receive power under existing terms and conditions even if a new licensee is granted a license prior to expiration of the contract term.
3 The contracts for purchases initially were generally coextensive with the term of the PUD bonds associated with the project. Under the terms of some financings and refinancings, however, long-term bonds were sold to finance certain assets whose estimated useful lives extend beyond the expiration date of the power sales contracts. Of the total outstanding bonds sold for each project, the percentage of principal amount of bonds which mature beyond the contract expiration date are: 40.5% at Rock Island; 52.0% at Rocky Reach; 88.3% at Priest Rapids; 61.6% at Wanapum; and 5.5% at Wells.
4 The components of 2001 costs associated with the interest portion of debt service are: Rock Island, $25.2 million for all units; Rocky Reach, $7.7 million; Wells, $2.7 million; Priest Rapids, $0.7 million; and Wanapum, $0.9 million.

        The Company's estimated payments for power purchases from the Columbia River projects are $87.0 million for 2002, $85.4 million for 2003, $88.1 million for 2004, $87.8 million for 2005, $83.0 million for 2006 and in the aggregate, $533.0 million thereafter through 2018.

        The Company also has numerous long-term firm purchased power contracts with other utilities in the region. The Company is generally not obligated to make payments under these contracts unless power is delivered. The Company's estimated payments for firm power purchases from other utilities, excluding the Columbia River projects, are $135.0 million for 2002, $124.0 million for 2003, $77.0 million for 2004, $68.0 million for 2005, $69.0 million for 2006 and in the aggregate, $392.0 million thereafter through 2037. These contracts have varying terms and may include escalation and termination provisions.

        As required by the federal Public Utility Regulatory Policies Act (PURPA), PSE entered into long-term firm purchased power contracts with non-utility generators. The Company purchases the net electrical output of four significant projects at fixed and annually escalating prices, which were intended to approximate the Company's avoided cost of new generation projected at the time these agreements were made. The Company's estimated payments under these three contracts are $209.0 million for 2002, $208.0 million for 2003, $222.0 million for 2004, $225.0 million for 2005, $231.0 million for 2006 and in the aggregate, $1.3 billion thereafter through 2012.

        The following table summarizes The Company's obligations for future power purchases:

                                                                                                     2007 &
                                                                                                     There-
(In Millions)                         2002          2003         2004         2005         2006       after       Total
------------------------------- ----------- ------------- ------------ ------------ ------------ ----------- -----------
  Columbia River Projects             $ 87          $ 85         $ 88         $ 88         $ 83       $ 533       $ 964
  Other utilities                      135           124           77           68           69         392         865
  Non-Utility Generators               209           208          222          225          231       1,259       2,354
------------------------------- ----------- ------------- ------------ ------------ ------------ ----------- -----------
      Total                          $ 431         $ 417        $ 387        $ 381        $ 383     $ 2,184     $ 4,183
------------------------------- ----------- ------------- ------------ ------------ ------------ ----------- -----------

        Total purchased power contracts provided the Company with approximately 11.9 million, 15.1 million and 16.1 million MWH of firm energy at a cost of approximately $496.3 million, $506.5 million and $487.4 million for the years 2001, 2000 and 1999, respectively.

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

        The following table indicates the Company's percentage ownership and the extent of the Company's investment in jointly-owned generating plants in service at December 31, 2001:

                                                                                     Company's Share
                                                                    ------------------------------------------------
                               Energy              Company's           Plant in Service           Accumulated
                            Source (Fuel)     Ownership Share (%)     At Cost (Millions)    Depreciation (Millions)
         Project
------------------------- ---------------- ------------------------ --------------------- --------------------------
  Colstrip 1 and 2              Coal                  50%                        $ 195                    $ 122
  Colstrip 3 and 4              Coal                  25%                          459                      217

        Financing for a participant's ownership share in the projects is provided for by such participant. The Company's share of related operating and maintenance expenses is included in corresponding accounts in the Consolidated Statements of Income.

        On May 5, 2000, the Company sold its 7% interest in the 1,340-megawatt Centralia coal-fired generating project to TECWA Power, Inc., a subsidiary of TransAlta Corporation of Calgary, Canada. The sales price of approximately $37.4 million resulted in a pre-tax gain of approximately $23.5 million. Under the order issued by the Washington Commission, approximately $2.5 million of this gain ($1.6 million after-tax) goes to Company shareholders and $21.0 million was deferred for pass through to electric customers in the form of a one-time refund to electric customers, based on electric consumption during the month of November 2000. The final true-up of the gain was collected through PSE's conservation rider.

        As part of its electric operations and in connection with the 1999 buy-out of the Cabot gas supply contract, PSE is obligated to deliver to Encogen up to 21,800 MMBtu per day of natural gas for operation of the Encogen cogeneration facility. This obligation continues for the remaining term of the original Cabot agreement. The Company entered into a financial arrangement to hedge a portion of future gas supply costs associated with this obligation, 10,000 MMBtu per day for the remaining term of the agreement. The Company has a maximum financial obligation under this hedge agreement of $8.1 million in 2002, $8.2 million in 2003, $8.5 million in 2004, $8.7 million in 2005, $8.9 million in 2006 and $13.9 million thereafter. Depending on actual market prices, these costs will be partially, or perhaps entirely, offset by floating price payments received under the hedge arrangement. Encogen has two gas supply agreements that comprise 40% of the plant's requirements with remaining terms of 6.5 years. The obligations under these contracts are $12.8 million in 2002, $13.5 million in 2003, $14.2 million in 2004, $14.9 million in 2005, $15.6 million in 2006 and $25.0 million in the aggregate thereafter.

GAS SUPPLY

        The Company has also entered into various firm supply, transportation and storage service contracts in order to assure adequate availability of gas supply for its firm customers. Many of these contracts, which have remaining terms from less than one year to 22 years, provide that the Company must pay a fixed demand charge each month, regardless of actual usage. Certain of PSE's firm gas supply agreements also obligate the Company to purchase a minimum annual quantity at market-based contract prices. Generally, if the minimum volumes are not purchased and taken during the year, the Company is obligated to either: 1) pay a monthly or annual gas inventory charge calculated as a percentage of the then-current contract commodity price times the minimum quantity not taken; or 2) pay for gas not taken. Alternatively, under some of the contracts, the supplier may exercise a right to reduce its subsequent obligation to provide firm gas to the Company. The Company incurred demand charges in 2001 for firm gas supply, firm transportation service and firm storage and peaking service of $29.6 million, $50.0 million and $7.7 million, respectively.

        The following tables summarize the Company’s obligations for future demand charges through the primary terms of its existing contracts and the minimum annual take requirements under the gas supply agreements. The quantified obligations are based on current contract prices and FERC authorized rates, which are subject to change.

  Demand Charge Obligations
                                                                                                           2007 &
                                                                                                           There-
(In Millions)                                2002         2003        2004        2005         2006         after          Total
-------------------------------------- ----------- ------------ ----------- ----------- ------------ ------------- --------------
  Firm gas supply                          $ 28.7       $ 22.9      $ 12.2       $ 0.6        $ 0.6         $ 3.1         $ 68.1
  Firm transportation service                52.1         52.1        46.0        15.8         15.8          86.0          267.8
  Firm storage service                        9.2          9.2         8.9         7.7          7.7          63.5          106.2
-------------------------------------- ----------- ------------ ----------- ----------- ------------ ------------- --------------
      Total                                $ 90.0       $ 84.2      $ 67.1      $ 24.1       $ 24.1       $ 152.6        $ 442.1
-------------------------------------- ----------- ------------ ----------- ----------- ------------ ------------- --------------

  Minimum Annual Take Obligations
                                                                                                           2007 &
                                                                                                           There-
(In thousands of therms)                     2002         2003        2004        2005         2006         after          Total
-------------------------------------- ----------- ------------ ----------- ----------- ------------ ------------- --------------
  Firm gas supply                         753,515      449,427     219,898         680           --            --      1,423,520

        The Company believes that all demand charges will be recoverable in rates charged to its customers. Further, pursuant to implementation of FERC Order No. 636, the Company has the right to resell or release to others any of its unutilized gas supply or transportation and storage capacity.

        The Company does not anticipate any difficulty in achieving the minimum annual take obligations shown, as such volumes represent less than 74% of expected annual sales for 2002 and less than 43% of expected sales in subsequent years.

        The Company's current firm gas supply contracts obligate the suppliers to provide, in the aggregate, annual volumes up to those shown below:

  Maximum Supply Available under Current Firm Supply Contracts
                                                                                                         2007 &
                                                                                                           There-
(In thousands of therms)                     2002         2003        2004        2005         2006         after          Total
-------------------------------------- ----------- ------------ ----------- ----------- ------------ ------------- --------------
  Firm gas supply                         861,731      497,438     249,572       6,680        6,000        30,033      1,651,454

        Washington Energy Gas Marketing Company (WEGM), a wholly-owned subsidiary, held firm transportation rights to transport natural gas through various pipelines from Alberta, Canada to the northern border of Idaho, as well as certain gas storage rights in Alberta and Washington state. During 2001 and 2000, WEGM assigned all of the rights and obligations with the transportation and storage services to various third parties. WEGM’s reserve for future losses associated with the remaining contractual obligations in 2001, 2000 and 1999 was approximately $0.1 million, $1.7 million and $1.8 million, respectively.

SERVICE CONTRACT

        On August 30, 2001, PSE and Alliance Data Systems Corp. announced a contract under which Alliance Data will provide data processing and billing services for PSE. In providing services to PSE under the 10-year agreement, Alliance Data will use ConsumerLinX software, PSE's customer-information software developed by its ConneXt subsidiary. Alliance Data acquired the assets of ConneXt, including the exclusive use of the ConsumerLinX software for 5 years with an option for renewal. Alliance Data will offer ConsumerLinX as part of its integrated, single-source customer relationship management solution for large-scale, regulated utility clients. The obligations under the contract are $19.3 million in 2002, $19.9 million in 2003, $20.6 million in 2004, $21.2 million in 2005, $21.9 million in 2006 and $112.3 million in the aggregate thereafter.

SURETY BOND

        The Company has a self-insurance surety bond in the amount of $6.6 million guaranteeing compliance with the Industrial Insurance Act (workers' compensation) and nine self-insurer's pension bonds totaling $1.5 million.

CONTINGENCIES         The Company is subject to environmental regulation by federal, state and local authorities. The Company has been named a Potentially Responsible Party by the Environmental Protection Agency (EPA) at several contaminated sites and manufactured gas plant sites. PSE has implemented an ongoing program to test, replace and remediate certain underground storage tanks as required by federal and state laws and this process is nearing completion. Remediation and testing of Company vehicle service facilities and storage yards is also continuing.

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

        The information presented here as it relates to estimates of future liability is as of December 31, 2001.

ELECTRIC SITES

        The Company has expended approximately $17.5 million related to the remediation activities covered by the Washington Commission's order and has accrued approximately $1.5 million as a liability for future remediation costs for these and other remediation activities. To date, the Company has recovered approximately $16.5 million from insurance carriers.

GAS SITES

        Several former WNG or predecessor companies manufactured gas plant sites are currently undergoing investigation, remediation activities or monitoring actions relating to environmental contamination. Legal and remediation activities incurred to date total approximately $68.9 million and approximately $21.2 million has been accrued for future remediation costs for these and other remediation sites. To date, the Company has recovered approximately $57.7 million from insurance carriers and other third parties.

        Based on all known facts and analyses, the Company believes it is not likely that the identified environmental liabilities will result in a material adverse impact on the Company's financial position, operating results or cash flow trends.

LITIGATION

        In October of 2001 the Public Counsel Section of the Washington State Attorney General's Office filed a complaint with the Washington Commission regarding the Residential and Farm Energy Exchange credit under which residential and small farm customers receive benefits of federal power. The Washington Commission approved an amended agreement between PSE and Bonneville Power Administration (BPA) in June of 2001. Public Counsel contends that the Company's customers should receive the benefits of the agreement that was in place prior to July 1, 2001, as well as the benefits of the amended agreement. The Company is receiving payments from BPA for amounts under the amended agreement only so if Public Counsel's position were upheld, the Company's electric revenues for the last six months of 2001 would be reduced by approximately $51.1 million. The Company believes the complaint is without merit but is unable to predict the outcome of the proceeding. A decision in the proceeding is expected in 2002.         Other contingencies, arising out of the normal course of the Company's business, exist at December 31, 2001. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

NOTE 18.

        Accounting for Derivative Instruments and Hedging Activities

        On January 1, 2001, Puget Energy adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement No. 138. Statement No. 133 requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value. The Company enters into both physical and financial contracts to manage its energy resource portfolio including forward physical and financial contracts, option contracts and swaps. The majority of these contracts qualify for the normal purchase and normal sale exception.

        On January 1, 2001, the Company recognized the cumulative effect of adopting Statement No. 133 by recording a liability and an offsetting after-tax decrease to current earnings of approximately $14.7 million for the fair of value electric derivatives that did not meet hedge criteria. The Company also recorded an asset and an offsetting increase to other comprehensive income of approximately $286.9 million for the fair value of derivative instruments which did meet hedge criteria on the implementation date.

        During the year ended December 31, 2001 the Company recorded an additional net increase to current earnings of approximately $11.2 million pre-tax ($7.2 million after-tax) to record the change in market value of outstanding derivative instruments not meeting cash flow hedge criteria. When the underlying contracts giving rise to the income statement losses are fulfilled over the next 12 months, the liabilities (included in other property and investments and current liabilities on the balance sheets) established under Statement No. 133 will be reversed.

        At October 15, 2001, the Company had recorded a deferred liability of approximately $26.9 million after-tax for financial gas contracts to be used for electric production contracts that until October 15, 2001 were previously designated as qualifying cash flow hedges. Changes in the market values of these contracts subsequent to their de-designation as hedges of $7.8 million ($5.1 million after-tax) have been recorded as a charge to earnings. However, the net changes in the market value of these contracts from their inception until October 15, 2001 of $26.9 million will continue to be recorded as a reduction of other comprehensive income and will be charged to earnings upon the settlement of the underlying transactions being hedged. The Company anticipates this amount will reverse during 2002 when the Company will report a decrease to the deferred liability and an increase to other comprehensive income for this reversal. These estimates are based upon the forward market prices for energy at December 31, 2001.

        During 2001, the Financial Accounting Standards Board's Derivative Implementation Group for Statement No. 133 issued guidance under Issue C16 - "Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract". Issue C16 indicates that fuel supply contracts that combine a forward contract and a purchased option cannot qualify for the normal purchase and normal sales exception because of the optionality regarding the quantity of fuel to be delivered under the contract. Issue C16 is effective April 1, 2002 for PSE. As a result, these contracts will be required to be marked-to-market through earnings. The Company will be reviewing its fuel supply contracts to determine which contracts will no longer qualify as normal purchase and normal sales contracts.

NOTE 19.

        Supplemental Quarterly Financial Data (Unaudited)

        The following unaudited amounts, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods. Quarterly amounts vary during the year due to the seasonal nature of the utility business.

   Puget Energy
  (Unaudited; dollars in thousands except per-share amounts)
-------------------------------------- ------------- ------------- ------------- ------------ ----------- -----------
                                                                                     Second
  2001 Quarter                             First         Second     Restatement     Restated    Third      Fourth
-------------------------------------- ------------- ------------- ------------- ------------ ----------- -----------
Operating revenues                     $1,119,864       $ 935,419    $     --       $935,419    $619,670    $699,038
Operating income                          130,541          71,578       (5,507)       66,071      45,756      54,754
Other income                                1,941           1,568          --          1,568       7,892       3,123
Net income                                 72,298          24,972       (5,507)       19,465       6,809       8,266
Basic earnings per common share            $0.815         $ 0.265     $ (0.064)      $ 0.201     $ 0.055     $ 0.071
Diluted earnings per common share          $0.812         $ 0.264     $ (0.063)      $ 0.201     $ 0.054     $ 0.071

(Unaudited; dollars in thousands except per-share amounts)
----------------------------------------- ----------------- ------------------- ---------------- ----------------
  2000 Quarter                                       First              Second            Third           Fourth
----------------------------------------- ----------------- ------------------- ---------------- ----------------
  Operating revenues                             $ 647,223           $ 538,801        $ 978,981      $ 1,276,667
  Operating income                                 115,885              63,119           57,598          127,270
  Other income                                       4,390               6,878            5,273          (11,480)
  Net income                                        78,192              27,369           18,995           69,275
  Basic earnings per common share                  $ 0.892             $ 0.295          $ 0.196          $ 0.782
  Diluted earnings per common share                $ 0.890             $ 0.294          $ 0.196          $ 0.779

   Puget Sound Energy
  (Unaudited; dollars in thousands)
-------------------------------------- ------------- ------------- ------------- ------------ ----------- -----------
                                                                                    Second
  2001 Quarter                             First         Second     Restatement    Restated      Third     Fourth
-------------------------------------- ------------- ------------- ------------- ------------ ----------- -----------
Operating revenues                     $1,091,324       $ 889,950      $   --       $889,950   $566,899    $652,032
Operating income                          130,111          67,136       (5,507)       61,629     42,360      54,383
Other income                                2,843           2,485          --          2,485      8,885       2,839
Net income                                 72,879          22,782       (5,507)       17,275      5,474       8,754

   (Unaudited; dollars in thousands)
----------------------------------------- ----------------- ------------------- ---------------- ----------------
  2000 Quarter                                       First              Second            Third           Fourth
----------------------------------------- ----------------- ------------------- ---------------- ----------------
  Operating revenues                             $ 647,223           $ 538,801        $ 978,981      $ 1,276,667
  Operating income                                 115,885              63,119           57,598          127,270
  Other income                                       4,390               6,878            5,273         (11,480)
  Net income                                        78,192              27,369           18,995           69,275

        In October 2001, the Company filed a Form 10-Q/A to restate the quarterly consolidated financial statements of Puget Energy and PSE for the quarter and six months ended June 30, 2001. The restatement relates to the accounting treatment of certain purchase gas financial contracts. The contracts, entered into as a part of the Company's plan to secure fixed price gas supplies for winter electric generation purposes, were not matched with purchase of physical gas as of June 30, 2001. As a result, under Statement No. 133, the financial gas purchase contracts do not qualify as hedge instruments at June 30, 2001. Therefore, the change in market value of these contracts should have been recorded in operating income for the quarter ended June 30, 2001, but were not reflected in that manner in the Company's initial filing as of June 30, 2001.

Note 20.

        Consolidated Statement of Cash Flows

        For purposes of the Statement of Cash Flows, the Company considers all temporary investments to be cash equivalents. These temporary cash investments are securities held for cash management purposes, having maturities of three months or less. The net change in current assets and current liabilities for purposes of the Statement of Cash Flows excludes short-term debt and current maturities of long-term debt. At December 31, 2001, 2000 and 1999, book overdrafts of $3.1 million, $0.3 million and $22.2 million, respectively were included in accounts payable. Non-cash transactions in 2001, 2000 and 1999 included the issuance of $25.6, $23.1 million and $7.8 million, respectively of common stock for Puget Energy's Dividend Reinvestment Plan and the assumption in 1999 of $109.0 million in long-term debt as part of the purchase of the Encogen partnership which was paid off in 2000.

        The following provides additional information concerning cash flow activities:

------------------------------------------------------------ ------------------ -------------- --------------------------------
                                                                  Puget Energy            PSE
  Year Ended December 31 (dollars in thousands)                           2001           2001        Puget Energy and PSE
                                                                                                         2000             1999
------------------------------------------------------------ ------------------ -------------- --------------- ----------------
  Changes in certain current assets and current
  liabilities,
    net of effects of acquisitions by InfrastruX:
      Accounts receivable                                            $82,799         $ 83,617     $ (130,088)       $ (23,382)
      Unbilled revenue                                                64,776           64,776        (90,480)            5,437
      Materials and supplies                                          10,611            8,460        (29,760)         (10,707)
      Prepayments and other                                            4,251            5,822         (1,742)          (1,832)
      FAS 133 unrealized gain                                         (3,315)          (3,315)            --                --
      Purchased gas receivable                                        58,822           58,822        (62,350)          (28,208)
      Accounts payable                                              (254,944)        (247,931)       232,402            15,077
      FAS 133 unrealized loss                                         35,145           35,145             --                --
      Accrued expenses and other                                     (52,759)         (64,935)        33,155            18,169
------------------------------------------------------------ ------------------ --------------- -------------- -----------------
  Net change in certain current assets
    and current liabilities                                         $(54,614)        $(59,539)     $ (48,863)        $ (25,446)
------------------------------------------------------------ ------------------ --------------- -------------- -----------------
  Cash payments:
      Interest (net of capitalized interest)                       $ 191,004        $ 187,347      $ 176,895         $ 153,093
      Income taxes                                                    87,470           87,020        114,100            99,959
------------------------------------------------------------ ------------------ --------------- -------------- -----------------

NOTE 21.

        Acquisitions

        During 2000, InfrastruX Group Inc. (InfrastruX), a wholly-owned subsidiary of Puget Energy, acquired two utility infrastructure construction companies for a total price of $87.7 million. During 2001, InfrastruX acquired six additional companies for a total price of $83.6 million. All purchases have been funded in the form of cash and preferred and common stock.

        These companies provide utility infrastructure services such as: installing, replacing and restoring underground cables and pipes for utilities and telecommunication providers; pipeline construction, maintenance and rehabilitation services for the natural gas and petroleum industries, including directional drilling and vacuum excavation; and distribution-oriented overhead electric construction services to electric utilities and cooperatives. In February 2002, InfrastruX acquired another utility infrastructure company, which provides design and electrical construction and maintenance.

        The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the operating results of these companies have been included in Puget Energy's consolidated financial statements since their acquisition dates. Goodwill representing the excess of cost over the net tangible and identifiable intangible assets of the business was approximately $99.7 million at December 31, 2001. During 2001, goodwill was amortized on a straight-line basis using a 30-year life except for goodwill on acquisitions occurring after June 30, 2001, which is not amortized per Statement of Financial Accounting Standards No. 142 - "Goodwill and Other Intangible Assets" (Statement No. 142). With the implementation of Statement No. 142 in January 2002, Puget Energy will discontinue amortizing all goodwill and, instead, perform impairment tests to determine if goodwill should be written-down. Goodwill amortization for 2001 and 2000 was approximately $2.4 million and $0.3 million, respectively. The total amount of intangibles assigned at December 31, 2001 and 2000 was $23.9 million and $21.1 million, respectively, as shown below.

                                               2001                                          2000
                                 Intangibles          Weighted Avg             Intangibles          Weighted Avg
                               Assigned Amount     Amort Period (Yrs)        Assigned Amount     Amort Period (Yrs)
                            -------------------------------------------   -------------------------------------------
Covenant not to compete             $ 2,768,250            0.58                   $        --            0.00
In process R&D                          260,000            0.00                       260,000            0.00
Workforce                             3,400,000            0.71                     3,400,000            0.81
Customer relationships                3,250,000            1.36                     3,250,000            1.54
Developed technology                 14,190,000           11.89                    14,190,000           13.45
                            -------------------------------------------   -------------------------------------------
      Total                         $23,868,250           14.54                   $21,100,000           15.80

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

          (Thousands, except per share amounts)
          (Unaudited)
          For the twelve months ended  December 31,                          2001                  2000
          Operating revenues                                          $ 3,414,755           $ 3,659,790
          Net income                                                       99,413               195,415
          Basic earnings per common share                                  $ 1.15                $ 2.29
          Diluted earnings per common share                                $ 1.15                $ 2.28

NOTE 22.

        Segment Information

        Puget Energy operates in primarily two business segments: the Regulated Utility Operations, or PSE, and Utility Support, or InfrastruX, which was incorporated in the year 2000. Puget Energy’s regulated utility operation generates, purchases and sells electricity and purchases, transports and sells natural gas. The service territory of PSE covers approximately 6,000 square miles in Washington state. InfrastruX specializes in contracting services to other gas and electric utilities primarily in the Mid-West, Texas and the Eastern United States.

        The other principal non-utility line of business, which is a PSE subsidiary, is a real estate investment and development company. Reconciling items between segments is not material.

        The assets of ConneXt, the development and marketing of customer information and billing system software segment, were sold during the third quarter of 2001. The third quarter results of 2001 include $8.0 million after-tax gain related to the ConneXt sale. Reconciling items between segments is not material.

        Financial data for business segments are as follows:

  (dollars  in thousands)                                 Regulated                                        Puget Energy
----------------------------------------------
                     2001                                   Utility            Other        InfrastruX            Total
------------------------------------------------------------------------------------------------------------------------
  Revenues                                              $ 3,167,729         $ 32,476         $ 173,786      $ 3,373,991
  Depreciation and amortization                             208,705               15             8,820          217,540
  Federal income tax                                         66,773            8,877             2,356           78,006
  Operating income                                          273,752           14,667             8,702          297,121
  Interest charges, net of AFUDC                            186,403               --             3,656          190,059
  Net income                                                 80,150           24,171             2,518          106,839
  Total assets                                            5,178,601          139,251           229,125        5,546,977
  Construction expenditures - excluding equity AFUDC        247,435               --                --          247,435
  Additions to other property, plant and equipment               --               --             5,193            5,193
------------------------------------------------------------------------------------------------------------------------

                                                          Regulated                                        Puget Energy
                     2000                                   Utility            Other        InfrastruX            Total
------------------------------------------------------------------------------------------------------------------------
  Revenues                                              $ 3,384,006           12,667          $ 44,999      $ 3,441,672
  Depreciation and amortization                             194,228               17             2,268          196,513
  Federal income tax                                        130,430           (1,854)              415          128,991
  Operating income                                          363,559             (552)              865          363,872
  Interest charges, net of AFUDC                            174,914               --               188          175,102
  Net income                                                204,720          (10,346)             (543)         193,831
  Total assets                                            5,339,669          110,480           106,520        5,556,669
  Construction expenditures - excluding equity AFUDC        296,480               --                --          296,480
------------------------------------------------------------------------------------------------------------------------

                                                          Regulated                       Puget Energy
                       1999                                 Utility            Other             Total
-------------------------------------------------------------------------------------------------------
  Revenues                                              $ 2,043,500         $ 24,444       $ 2,067,944
  Depreciation and amortization                             175,610              100           175,710
  Federal income tax                                        110,026           (2,024)          108,002
  Operating income                                          309,006           (1,190)          307,816
  Interest charges, net of AFUDC                            150,384               --           150,384
  Net income                                                174,914           10,653           185,567
  Total assets                                            4,999,020          146,586         5,145,606
  Construction expenditures - excluding equity AFUDC        330,976               --           330,976
-------------------------------------------------------------------------------------------------------

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

                                                                        Additions
                                                     Balance at         Charged to                          Balance
                                                     Beginning          Costs and                           at End
  (Dollars in Thousands)                             of Period          Expenses         Deductions         of Period
-------------------------------------------------- ------------------ ---------------- ------------------ ----------------
  Puget Energy
  Year Ended December 31, 2001
--------------------------------------------------
  Accounts deducted from assets
    on balance sheet:
   Allowance for doubtful accounts receivable                $ 1,538         $ 13,458            $ 9,508          $ 5,488
   Reserve on wholesale sales                                 41,488               --                 --           41,488
   Gas transportation contracts reserve                        1,657               32              1,550              139

-------------------------------------------------- ------------------ ---------------- ------------------ ----------------
  Puget Sound Energy
  Year Ended December 31, 2001
--------------------------------------------------
  Accounts deducted from assets
    on balance sheet:
   Allowance for doubtful accounts receivable                $ 1,538         $ 11,636            $ 9,508          $ 3,666
   Reserve on wholesale sales                                 41,488               --                 --           41,488
   Gas transportation contracts reserve                        1,657               32              1,550              139

---------------------------------------------------- ---------------- ---------------- ------------------ ----------------
  Puget Energy and Puget Sound Energy
-------------------------------------------------- ------------------ ---------------- ------------------ ----------------
  Year Ended December 31, 2000
--------------------------------------------------
  Accounts deducted from assets
    on balance sheet:
   Allowance for doubtful accounts receivable                $ 1,503          $ 7,552            $ 7,517           $1,538
   Reserve on wholesale sales                                     --           41,488                 --           41,488
   Gas transportation contracts reserve                        1,780              660                783            1,657

-------------------------------------------------- ------------------ ---------------- ------------------ ----------------
  Year Ended December 31, 1999
--------------------------------------------------
  Accounts deducted from assets
    on balance sheet:
  Allowance for doubtful accounts receivable                 $ 1,020          $ 6,885            $ 6,402          $ 1,503
    Gas transportation contracts reserve                       4,611            5,598              8,429            1,780

EXHIBIT INDEX

        Certain of the following exhibits are filed herewith. Certain other of the following exhibits have heretofore been filed with the Securities and Commission and are incorporated herein by reference.

        3(i).1        Restated Articles of Incorporation of Puget Energy (Incorporated by reference to Exhibit 99.2, Puget Energy's Current Report on Form 8-K filed January 2, 2001, Commission File No. 333-77491).

        3(i).2        Restated Articles of Incorporation of PSE (included as Annex F to the Joint Proxy Statement/Prospectus filed February 1, 1996, Registration No. 333-617).

        3(ii).1        Bylaws of Puget Energy (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Puget Energy (No. 333-77491)).

        3(ii).2        Restated Bylaws of PSE (Exhibit 3 to PSE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 1-4393).

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

        4.2        Indenture defining the rights of the holders of PSE's senior notes (incorporated herein by reference to Exhibit 4-a to PSE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 1-4393).

        4.3        First Supplemental Indenture defining the rights of the holders of PSE's Senior Notes, Series A (incorporated herein by reference to Exhibit 4-b to PSE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 1-4393).

        4.4        Second Supplemental Indenture defining the rights of the holders of PSE's Senior Notes, Series B (incorporated herein be reference to Exhibit 4.6 to PSE's Current Report on Form 8-K, dated March 5, 1999, Commission File No. 1-4393).

        4.5        Third Supplemental Indenture defining the rights of the holders of PSE's Senior Notes, Series C (incorporated herein by reference to Exhibit 4.1 to PSE's Current Report on Form 8-K, dated November 2, 2000, Commission File No. 1-4393).

        4.6        Rights Agreement dated as of December 21, 2000 between Puget Energy and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 2.1 to PSE's Registration Statement on Form 8-A, dated January 2, 2001, Commission File No. 1-16305).

        4.7        Indenture between PSE and the First National Bank of Chicago dated June 6, 1997 (incorporated herein by reference to Exhibit 4.1 of PSE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 1-4393).

        4.8        Amended and Restated Declaration of Trust between Puget Sound Energy Capital Trust and the First National Bank of Chicago dated June 6, 1997 (incorporated herein by reference to Exhibit 4.2 of PSE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 1-4393).

        4.9        Series A Capital Securities Guarantee Agreement between PSE and the First National Bank of Chicago dated June 6, 1997 (incorporated herein by reference to Exhibit 4.3 of PSE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 1-4393).

        4.10        Pledge Agreement dated August 1, 1991 between PSE and The First National Bank of Chicago, as Trustee (Exhibit (4)-j to Registration No. 33-45916).

        4.11        Loan Agreement dated August 1, 1991 between the City of Forsyth, Rosebud County, Montana and PSE (Exhibit (4)-k to Registration No. 33-45916).

        4.12        Pledge Agreement dated as of March 1, 1992 by and between PSE and Chemical Bank relating to a series of first mortgage bonds (Exhibit 4.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-4393).

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

        4.14        Indenture of First Mortgage dated as of April 1, 1957 (Exhibit 4-B, Registration No. 2-14307).

        4.15        First Supplemental Indenture dated as of October 1, 1959 (Exhibit 4-D to Registration No. 2-17876).

        4.16        Sixth Supplemental Indenture dated as of August 1, 1966 (Exhibit to Form 8-K for month of August 1966, File No. 0-951).

        4.17        Seventh Supplemental Indenture dated as of February 1, 1967 (Exhibit 4-M, Registration No. 2-27038).

        4.18        Sixteenth Supplemental Indenture dated as of June 1, 1977 (Exhibit 6-05 to Registration No. 2-60352).

        4.19        Seventeenth Supplemental Indenture dated as of August 9, 1978 (Exhibit 5-K.18 to Registration No. 2-64428).

        4.20        Twenty-second Supplemental Indenture dated as of July 15, 1986 (Exhibit 4-B.20 to Form 10-K for the year ended September 30, 1986, File No. 0-951).

        4.21        Twenty-seventh Supplemental Indenture dated as of September 1, 1990 (Exhibit 4-B.20, Form 10-K for the year ended September 30, 1998, File No. 10-951).

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

        4.25        Statement of Relative Rights and Preferences for the 7 3/4% Series Preferred Stock Cumulative, $100 Par Value. (Exhibit 1.6 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393).

        4.26        Unsecured Debt Indenture between Puget Sound Energy and Bank One Trust Company, N.A. dated as of May 18, 2001 defining the rights of the holders of Puget Sound Energy’s unsecured debentures (incorporated herein by reference to Exhibit 4.3 to Puget Sound Energy’s Current Report on Form 8-K, filed May 22, 2001, Commission File No. 1-4393).

        4.27        First Supplemental Indenture to the Unsecured Debt Indenture dated as of May 18, 2001 defining the rights of 8.40% Subordinated Deferrable Interest Debentures due June 30, 2041 (incorporated herein by reference to Exhibit 4.4 to Puget Sound Energy’s Current Report on Form 8-K, filed May 22, 2001, Commission File No. 1-4393).

        4.28        Amended and Restated Declaration of Trust of Puget Sound Energy Trust II dated as of May 18, 2001 (incorporated herein by reference to Exhibit 4.2 to Puget Sound Energy’s Current Report on Form 8-K, filed May 22, 2001, Commission File No. 1-4393).

        4.29        Preferred Securities Guarantee Agreement, dated May 18, 2001 between Puget Sound Energy and Bank One Trust Company, N.A. for the benefit of the holders of the trust preferred securities of the Puget Sound Energy Trust II (incorporated herein by reference to Exhibit 4.5 to Puget Sound Energy’s Current Report on Form 8-K, filed May 22, 2001, Commission File No. 1-4393).

        10.1        Assignment and Agreement dated as of August 13, 1964 between Public Utility District No. 1 of Chelan County, Washington and PSE, relating to the Rock Island Project (Exhibit 13-b to Registration No. 2-24262).

        10.2        First Amendment dated as of October 4, 1961 to Power Sales Contract between Public Utility District No. 1 of Chelan County, Washington and PSE, relating to the Rocky Reach Project (Exhibit 13-d to Registration No. 2-24252).

        10.3        Assignment and Agreement dated as of August 13, 1964 between Public Utility District No. 1 of Chelan County, Washington and PSE, relating to the Rocky Reach Project (Exhibit 13-e to Registration No. 2-24252).

        10.4        Assignment and Agreement dated as of August 13, 1964 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Priest Rapids Development (Exhibit 13-j to Registration No. 2-24252).

        10.5        Assignment and Agreement dated as of August 13, 1964 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Wanapum Development (Exhibit 13-n to Registration No. 2-24252).

        10.6        First Amendment dated February 9, 1965 to Power Sales Contract between Public Utility District No. 1 of Douglas County, Washington and PSE, relating to the Wells Development (Exhibit 13-p to Registration No. 2-24252).

        10.7        First Amendment executed as of February 9, 1965 to Reserved Share Power Sales Contract between Public Utility District No. 1 of Douglas County, Washington and PSE, relating to the Wells Development (Exhibit 13-r to Registration No. 2-24252).

        10.8        Assignment and Agreement dated as of August 13, 1964 between Public Utility District No. 1 of Douglas County, Washington and PSE, relating to the Wells Development (Exhibit 13-u to Registration No. 2-24252).

        10.9        Pacific Northwest Coordination Agreement executed as of September 15, 1964 among the United States of America, PSE and most of the other major electrical utilities in the Pacific Northwest (Exhibit 13-gg to Registration No. 2-24252).

        10.10        Contract dated November 14, 1957 between Public Utility District No. 1 of Chelan County, Washington and PSE, relating to the Rocky Reach Project (Exhibit 4-1-a to Registration No. 2-13979).

        10.11        Power Sales Contract dated as of November 14, 1957 between Public Utility District No. 1 of Chelan County, Washington and PSE, relating to the Rocky Reach Project (Exhibit 4-c-1 to Registration No. 2-13979).

        10.12        Power Sales Contract dated May 21, 1956 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Priest Rapids Project (Exhibit 4-d to Registration No. 2-13347).

        10.13        First Amendment to Power Sales Contract dated as of August 5, 1958 between PSE and Public Utility District No. 2 of Grant County, Washington, relating to the Priest Rapids Development (Exhibit 13-h to Registration No. 2-15618).

        10.14        Power Sales Contract dated June 22, 1959 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Wanapum Development (Exhibit 13-j to Registration No. 2-15618).

        10.15        Reserve Share Power Sales Contract dated June 22, 1959 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Priest Rapids Project (Exhibit 13-k to Registration No. 2-15618).

        10.16        Agreement to Amend Power Sales Contracts dated July 30, 1963 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Wanapum Development (Exhibit 13-1 to Registration No. 2-21824).

        10.17        Power Sales Contract executed as of September 18, 1963 between Public Utility District No. 1 of Douglas County, Washington and PSE, relating to the Wells Development (Exhibit 13-r to Registration No. 2-21824).

        10.18        Reserved Share Power Sales Contract executed as of September 18, 1963 between Public Utility District No. 1 of Douglas County, Washington and PSE, relating to the Wells Development (Exhibit 13-s to Registration No. 2-21824).

        10.19        Construction and Ownership Agreement dated as of July 30, 1971 between The Montana Power Company and PSE (Exhibit 5-b to Registration No. 2-45702).

        10.20        Operation and Maintenance Agreement dated as of July 30, 1971 between The Montana Power Company and PSE (Exhibit 5-c to Registration No. 2-45702).

        10.21        Coal Supply Agreement dated as of July 30, 1971 among The Montana Power Company, PSE and Western Energy Company (Exhibit 5-d to Registration No. 2-45702).

        10.22        Contract dated June 19, 1974, between PSE and P.U.D No. 1 of Chelan County (Exhibit D to Form 8-K dated July 5, 1974).

        10.23        Exchange Agreement executed August 13, 1964 between the United States of America, Columbia Storage Power Exchange and PSE, relating to Canadian Entitlement (Exhibit 13-ff to Registration No. 2-24252).

        10.24        Loan Agreement dated as of December 1, 1980 and related documents pertaining to Whitehorn turbine construction trust financing (Exhibit 10.52 to Annual Report on Form 10-K for the fiscal year ended December 31, 1980, Commission File No. 1-4393).

        10.25        Letter Agreement dated March 31, 1980, between PSE and Manufacturers Hanover Leasing Corporation (Exhibit b-8 to Registration No. 2-68498).

        10.26        Coal Transportation Agreement dated as of July 10, 1981 (Exhibit 20-a to Quarterly Report on Form 10-Q for the quarter ended September 30, 1981, Commission File No. 1-4393).

        10.27        Settlement Agreement and Covenant Not to Sue executed by the United States Department of Energy acting by and through the Bonneville Power Administration and PSE dated September 17, 1985 (Exhibit (10)-49 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).

        10.28        Agreement to Dismiss Claims and Covenant Not to Sue dated September 17, 1985 between Washington Public Power Supply System (Energy Northwest) and PSE (Exhibit (10)-50 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).

        10.29        Irrevocable Offer of Washington Public Power Supply System (Energy Northwest) Nuclear Project No. 3 Capability for Acquisition executed by PSE dated September 17, 1985 (Exhibit A of Exhibit (10)-50 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).

        10.30        Settlement Exchange Agreement (Bonneville Exchange Power Contract) executed by the United States of America Department of Energy acting by and through the Bonneville Power Administration and PSE dated September 17, 1985 (Exhibit B of Exhibit (10)-50 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).

        10.31        Settlement Agreement and Covenant Not to Sue between PSE and Northern Wasco County People's Utility District dated October 16, 1985 (Exhibit (10)-53 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).

        10.32        Settlement Agreement and Covenant Not to Sue between PSE and Tillamook People's Utility District dated October 16, 1985 (Exhibit (10)-54 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).

        10.33        Settlement Agreement and Covenant Not to Sue between PSE and Clatskanie People's Utility District, dated September 30, 1985 (Exhibit (10)-55 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).

        10.34        Stipulation and Settlement Agreement between PSE and Muckleshoot Tribe of the Muckleshoot Indian Reservation, dated October 31, 1986 (Exhibit (10)-55 to Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Commission File No. 1-4393).

        10.35        Transmission Agreement dated April 17, 1981 between the Bonneville Power Administration and PSE (Colstrip Project) (Exhibit (10)-55 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).

        10.36        Transmission Agreement dated April 17, 1981 between the Bonneville Power Administration and Montana Intertie Users (Colstrip Project) (Exhibit (10)-56 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).

        10.37        Ownership and Operation Agreement dated as of May 6, 1981 between PSE and other Owners of the Colstrip Project (Colstrip 3 and 4) (Exhibit (10)-57 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).

        10.38        Colstrip Project Transmission Agreement dated as of May 6, 1981 between PSE and Owners of the Colstrip Project (Exhibit (10)-58 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).

        10.39        Common Facilities Agreement dated as of May 6, 1981 between PSE and Owners of Colstrip 1 and 2, and 3 and 4 (Exhibit (10)-59 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).

        10.40        Agreement for the Purchase of Power dated as of October 29, 1984 between South Fork II, Inc. and PSE (Weeks Falls Hydro-electric Project) (Exhibit (10)-60 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).

        10.41        Agreement for the Purchase of Power dated as of October 29, 1984 between South Fork Resources, Inc. and PSE (Twin Falls Hydro-electric Project) (Exhibit (10)-61 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).

        10.42        Agreement for Firm Purchase Power dated as of January 4, 1988 between the City of Spokane, Washington and PSE (Spokane Waste Combustion Project) (Exhibit (10)-62 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).

        10.43        Agreement for Evaluating, Planning and Licensing dated as of February 21, 1985 and Agreement for Purchase of Power dated as of February 21, 1985 between Pacific Hydropower Associates and PSE (Koma Kulshan Hydro-electric Project) (Exhibit (10)-63 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).

        10.44        Amendment dated as of June 1, 1968, to Power Sales Contract between Public Utility District No. 1 of Chelan County, Washington and PSE (Rocky Reach Project) (Exhibit (10)-66 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).

        10.45        Transmission Agreement dated as of December 30, 1987 between the Bonneville Power Administration and PSE (Rock Island Project) (Exhibit (10)-74 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393).

        10.46        Agreement for Purchase and Sale of Firm Capacity and Energy between The Washington Water Power Company and PSE dated as of January 1, 1988 (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1988, Commission File No. 1-4393).

        10.47        Amendment dated as of August 10, 1988 to Agreement for Firm Purchase Power dated as of January 4, 1988 between the City of Spokane, Washington and PSE (Spokane Waste Combustion Project) (Exhibit (10)-76 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393).

        10.48        Agreement for Firm Power Purchase dated October 24, 1988 between Northern Wasco People's Utility District and PSE (The Dalles Dam North Fishway) (Exhibit (10)-77 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393).

        10.49        Agreement for the Purchase of Power dated as of October 27, 1988 between Pacific Power & Light Company (PacifiCorp) and PSE (Exhibit (10)-78 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393).

        10.50        Agreement for Sale and Exchange of Firm Power dated as of November 23, 1988 between the Bonneville Power Administration and PSE (Exhibit (10)-79 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393).

        10.51        Agreement for Firm Power Purchase dated as of February 24, 1989 between Sumas Energy, Inc. and PSE (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, Commission File No. 1-4393).

        10.52        Settlement Agreement dated as of April 27, 1989 between Public Utility District No. 1 of Douglas County, Washington, Portland General Electric Company (Enron), PacifiCorp, The Washington Water Power Company (Avista) and PSE (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393).

        10.53        Agreement for Firm Power Purchase (Thermal Project) dated as of June 29, 1989 between San Juan Energy Company and PSE (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393).

        10.54        Agreement for Verification of Transfer, Assignment and Assumption dated as of September 15, 1989 between San Juan Energy Company, March Point Cogeneration Company and PSE (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393).

        10.55        Power Sales Agreement between The Montana Power Company and PSE dated as of October 1, 1989 (Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393).

        10.56        Conservation Power Sales Agreement dated as of December 11, 1989 between Public Utility District No. 1 of Snohomish County and PSE (Exhibit (10)-87 to Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-4393).

        10.57        Amendment No. 1 to the Colstrip Project Transmission Agreement dated as of February 14, 1990 among the Montana Power Company, The Washington Water Power Company (Avista), Portland General Electric Company (Enron), PacifiCorp and PSE (Exhibit (10)-91 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393).

        10.58        Amendment No. 1 to the Fifteen-Year Power Sales Agreement dated as of April 18, 1990 between PacifiCorp and PSE (Exhibit (10)-93 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393).

        10.59        Settlement Agreement dated as of October 1, 1990 among Public Utility District No. 1 of Douglas County, Washington, PSE, Pacific Power and Light Company (PacifiCorp), The Washington Water Power Company (Avista), Portland General Electric Company (Enron), the Washington Department of Fisheries, the Washington Department of Wildlife, the Oregon Department of Fish and Wildlife, the National Marine Fisheries Service, the U.S. Fish and Wildlife Service, the Confederated Tribes and Bands of the Yakima Indian Nation, the Confederated Tribes of the Umatilla Reservation, and the Confederated Tribes of the Colville Reservation (Exhibit (10)-95 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393).

        10.60        Agreement for Firm Power Purchase (Thermal Project) dated December 27, 1990 among March Point Cogeneration Company, a California general partnership comprising San Juan Energy Company, a California corporation; Texas-Anacortes Cogeneration Company, a Delaware corporation; and PSE (Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, Commission File No. 1-4393).

        10.61        Agreement for Firm Power Purchase dated March 20, 1991 between Tenaska Washington, Inc., a Delaware corporation, and PSE (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393).

        10.62        Letter Agreement dated April 25, 1991 between Sumas Energy, Inc. and PSE, to amend the Agreement for Firm Power Purchase dated as of February 24, 1989 (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393).

        10.63        Amendment dated June 7, 1991 to Letter Agreement dated April 25, 1991 between Sumas Energy, Inc. and PSE (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393).

        10.64        Amendatory Agreement No. 3 dated August 1, 1991 to the Pacific Northwest Coordination Agreement executed September 15, 1964 among the United States of America, PSE and most of the other major electrical utilities in the Pacific Northwest (Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393).

        10.65        Agreement between the 40 parties to the Western Systems Power Pool (PSE being one party) dated July 27, 1991 (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-4393).

        10.66        Memorandum of Understanding between PSE and the Bonneville Power Administration dated September 18, 1991 (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-4393).

        10.67        Amendment of Seasonal Exchange Agreement, dated December 4, 1991 between Pacific Gas and Electric Company and PSE (Exhibit (10)-107 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393).

        10.68        Capacity and Energy Exchange Agreement, dated as of October 4, 1991 between Pacific Gas and Electric Company and PSE (Exhibit (10)-108 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393).

        10.69        Intertie and Network Transmission Agreement, dated as of October 4, 1991 between Bonneville Power Administration and PSE (Exhibit (10)-109 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393).

        10.70        Amendment to Agreement for Firm Power Purchase dated as of September 30, 1991 between Sumas Energy, Inc. and PSE (Exhibit (10)-112 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393).

        10.71        Letter Agreement dated October 12, 1992 between Tenaska Washington Partners, L.P. and PSE regarding clarification of issues under the Agreement for Firm Power Purchase (Exhibit (10)-121 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393).

        10.72        Consent and Agreement dated October 12, 1992 between PSE and The Chase Manhattan Bank, N.A., as agent (Exhibit (10)-122 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393).

        10.73        General Transmission Agreement dated as of December 1, 1994 between the Bonneville Power Administration and PSE (BPA Contract No. DE-MS79-94BP93947) (Exhibit 10.115 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-4393).

        10.74        PNW AC Intertie Capacity Ownership Agreement dated as of October 11, 1994 between the Bonneville Power Administration and PSE (BPA Contract No. DE-MS79-94BP94521) (Exhibit 10.116 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-4393).

        10.75        Power Exchange Agreement dated as of September 27, 1995 between British Columbia Power Exchange Corporation and PSE (Exhibit 10.117 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-4393).

        10.76        Contract with W. S. Weaver dated October 18, 1996 (Exhibit 10.118 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-4393).

        10.77        Contract with G. B. Swofford, Senior Vice President Customer Operations, dated October 18, 1996 (Exhibit 10.120 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-4393).

        10.78        Service Agreement dated April 14, 1993 between Questar Pipeline Corporation and Washington Natural Gas Company for FSS-1 firm storage service at Clay Basin (Exhibit 10-B Form 10-K for the year ended September 30, 1994, File No. 11271).

        10.79        Service Agreement dated November 1, 1989 with Northwest Pipeline Corporation covering liquefaction storage gas service filed under cover of Form SE dated December 27, 1989.

        10.80        Firm Transportation Service Agreement dated October 1, 1990 between Northwest Pipeline Corporation and Washington Natural Gas Company (Exhibit 10-D to Form 10-K for the year ended September 30, 1994, File No. 11271).

        10.81        Gas Transportation Service Contract dated June 29, 1990 between Washington Natural Gas Company and Northwest Pipeline Corporation (Exhibit 4-A to Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).

        10.82        Gas Transportation Service Contract dated July 31, 1991 between Washington Natural Gas Company and Northwest Pipeline Corporation (Exhibit 4-A to Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).

        10.83        Amendment to Gas Transportation Service Contract dated July 31, 1991 between Washington Natural Gas Company and Northwest Pipeline Corporation (Exhibit 10-E.2 to Form 10-K for the year ended September 30, 1995, File No. 11271).

        10.84        Gas Transportation Service Contract dated July 15, 1994 between Washington Natural Gas Company and Northwest Pipeline Corporation (Exhibit 10-E.3 to Form 10-K for the year ended September 30, 1995, File No. 11271).

        10.85        Amendment to Gas Transportation Service Contract dated August 15, 1994 between Washington Natural Gas Company and Northwest Pipeline Corporation (Exhibit 10-E.4 to Form 10-K for the year ended September 30, 1995, File No. 11271).

        10.86        Firm Transportation Service Agreement dated March 1, 1992 between Northwest Pipeline Corporation and Washington Natural Gas Company (Exhibit 10-O to Form 10-K for the year ended September 30, 1994, File No. 1-11271).

        10.87        Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington Natural Gas Company for firm transportation service from Jackson Prairie (Exhibit 10-P to Form 10-K for the year ended September 30, 1994, File No. 1-11271).

        10.88        Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington Natural Gas Company for firm transportation service from Jackson Prairie (Exhibit 10-Q to Form 10-K for the year ended September 30, 1994, File No. 1-11271).

        10.89        Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington Natural Gas Company for firm transportation service from Plymouth, LNG (Exhibit 10-R to Form 10-K for the year ended September 30, 1994, File No. 1-11271).

        10.90        Service Agreement dated July 9, 1991 with Northwest Pipeline Corporation for SGS-2F Storage Service filed under cover of Form SE dated December 23, 1991 (Exhibit 10-S to Form 10-K for the year ended September 30, 1994, File No. 1-11271).

        10.91        Firm Transportation Agreement dated October 27, 1993 between Pacific Gas Transmission Company and Washington Natural Gas Company for firm transportation service from Kingsgate (Exhibit 10-T to Form 10-K for the year ended September 30, 1994, File No. 1-11271).

        10.92        Firm Storage Service Agreement and Amendment dated April 30, 1991 between Questar Pipeline Company and Washington Natural Gas Company for firm storage service at Clay Basin filed under cover of Form SE dated December 23, 1991.

        10.93        Change in control agreement with T. J. Hogan dated August 17, 1995 (Exhibit 10.152 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-4393).

        10.94        Employment agreement with S. A. McKeon, Vice President and General Counsel, dated May 27, 1997 (Exhibit 10.152 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File No. 1-4393).

        10.95        Employment agreement with R. L. Hawley dated March 16, 1998 (Exhibit 10.153 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File No. 1-4393).

        10.96        Puget Energy, Inc. Nonemployee Director Stock Plan. (incorporated herein by reference to Exhibit 99.1 to Puget Energy's Post Effective Amendment No. 1 to Form S-8 Registration Statement, dated January 2, 2001, Commission File No. 333-41157-99).

        10.97        Puget Energy, Inc. Employee Stock Purchase Plan. (incorporated herein by reference to Exhibit 99.1 to Puget Energy’s Post Effective Amendment No. 1 to Form S-8 Registration Statement, dated January 2, 2001, Commission File No. 333-41113-99).

        10.98        1995 Long-Term Incentive Compensation Plan. (Exhibit 10.108 to Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 1-4393 and 1-16305).

        10.99        1995 Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 99.1 to Puget Energy’s Post Effective Amendment No. 1 to Form S-8 Registration Statement, dated January 2, 2001, Commission File No. 333-61851-99).

        10.100        Credit Agreement dated December 18, 1996 among PSE and various banks named therein, Bank of America NW, NA. as Administrative Agent. (Exhibit 10.110 to Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 1-4393 and 1-16305).

        10.101        Supplemental agreement of the October 1996 employment contract with W.S. Weaver, President and Chief Executive Officer, dated November 14, 2000. (Exhibit 10.111 to Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 1-4393 and 1-16305).

        *10.102        Retention Agreement with R.L. Hawley dated July 1, 2001.

        *10.103        Retention Agreement with S.A. McKeon, Vice President & General Counsel, dated July 1, 2001.

        *10.104        Employment agreement with S.P. Reynolds, Chief Executive Officer and President, dated January 7, 2002.

        10.105        Credit Agreement dated June 29, 2001, among InfrastruX Group, Inc. and various Banks named therein, BankOne, NA as Administrative Agent. (Exhibit 10-1, Form 10-Q for the quarterly period ended June 30, 2001, Commission File No. 1-4393 and 1-16305).

        *12-1        Statement setting forth computation of ratios of earnings to fixed charges (1997 through 2001).

        *12-2        Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy (1997 through 2001).

        *21.1        Subsidiaries of Puget Energy.

        *21.2        Subsidiaries of PSE.

        *23.1        Consent of PricewaterhouseCoopers LLP.

        *99.1        Puget Energy proxy statement for 2002 Annual Meeting of Shareholders (Commission File No. 1-16305).

        _________________________________
        *Filed herewith.