Form 10-Q
period 2002-03-31
PUGET SOUND ENERGY INC; PUGET ENERGY INC /WA
filed 2002-05-15
CIK 81100, 1085392

 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
A Washington Corporation.
411 - 108th Avenue N.E.
Bellevue, Washington 98004-5515
(425) 454-6363

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X       No ____

As of March 31, 2002, (i) the number of shares of Puget Energy, Inc. (Puget Energy) common stock outstanding was 87,327,323 ($.01 par value) and (ii) all of the outstanding shares of Puget Sound Energy, Inc. (PSE) common stock were held by Puget Energy.

Table of Contents

Filing Format

Forward-Looking Statements

Part I.	Financial Information
Item I.	Financial Statements

Puget Energy, Inc.
Consolidated Statements of Income – 3 months ended March 31, 2002 and 2001
Consolidated Statements of Comprehensive Income – 3 months ended March 31, 2002 and 2001
Consolidated Balance Sheets – March 31, 2002 and December 31, 2001
Consolidated Statements of Cash Flows – 3 months ended March 31, 2002 and 2001

Puget Sound Energy, Inc. (PSE)
Consolidated Statements of Income – 3 months ended March 31, 2002 and 2001
Consolidated Statements of Comprehensive Income – 3 months ended March 31, 2002 and 2001
Consolidated Balance Sheets – March 31, 2002 and December 31, 2001
Consolidated Statements of Cash Flows – 3 months ended March 31, 2002 and 2001

Combined Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Part II	Other Information
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K

Signature
Exhibit Index

Filing Format

      This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by two different registrants Puget Energy and PSE. Any references in this report to the "Company" are to Puget Energy and PSE collectively. PSE makes no representation as to the information contained in this report relating to Puget Energy and the subsidiaries of Puget Energy other than PSE and its subsidiaries.

FORWARD-LOOKING STATEMENTS
      Puget Energy and PSE are including the following cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of Puget Energy or PSE. This report includes forward-looking statements, which are statements of expectations, beliefs, plans, objectives, assumptions or future events or performance. Words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will likely result," "will continue" or similar expressions identify forward-looking statements.
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

  the outcome and timing of general rate cases filed by PSE with the Washington Commission on November 26, 2001, which request electric and gas rate increases;
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
  the recent bankruptcy filing by Enron Corporation and related events, which may affect the regulatory and legislative process in unpredictable ways;
  weather, which can have a potentially serious impact on PSE’s ability to procure adequate supplies of gas, fuel or purchased power to serve its customers and on the cost of procuring such supplies;
  hydroelectric conditions, which can have a potentially serious impact on electric capacity and PSE's ability to generate electricity;
  wholesale energy prices, including the effect of price controls promulgated in June 2001 by FERC on the availability and price of wholesale energy purchases and sales in the western United States;
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
  the impact of the bankruptcy filing by Enron on capital market conditions of the utility industry, including the availability and cost of capital;
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

PART I      FINANCIAL INFORMATION
Item 1.        Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31
(Thousands except per share amounts)
(Unaudited)

                                                                                                2002                  2001
                                                                                       ---------------        --------------
Operating Revenues:
     Electric                                                                                $381,534              $765,007
     Gas                                                                                      314,491               304,270
     Other                                                                                     61,320                50,587
----------------------------------------------------------------------------------------------------------------------------
          Total operating revenues                                                            757,345             1,119,864
----------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Energy costs:
     Purchased electricity                                                                    200,272               390,216
     Purchased gas                                                                            204,798               216,609
     Electric generation fuel                                                                  65,180               102,384
     Residential Exchange                                                                     (42,747)              (16,741)
     Unrealized (gain) loss on derivative instruments                                         (11,497)               26,466
Utility operations and maintenance                                                             65,941                61,179
Other operations and maintenance                                                               54,621                30,140
Depreciation and amortization                                                                  55,949                53,128
Conservation amortization                                                                       2,165                 1,601
Taxes other than federal income taxes                                                          65,602                70,081
Federal income taxes                                                                           20,490                54,260
----------------------------------------------------------------------------------------------------------------------------

          Total operating expenses                                                            680,774               989,323
----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                               76,571               130,541
Other income                                                                                      384                 1,941
----------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges and Minority Interest                                           76,955               132,482
Interest charges, net of AFUDC                                                                 50,398                45,435
Minority interest in earnings of consolidated subsidiary                                           79                    --
----------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting Change                                           26,478                87,047
Cumulative effect of implementation of FAS-133 derivative instruments
     and hedge activities, net of tax                                                              --                14,749
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                     26,478                72,298
Less:  preferred stock dividends accrual                                                        2,012                 2,157
----------------------------------------------------------------------------------------------------------------------------
Income for Common Stock                                                                      $ 24,466              $ 70,141
============================================================================================================================
Basic common shares outstanding - weighted average                                             87,175                86,036
Diluted common shares outstanding - weighted average                                           87,408                86,417
============================================================================================================================
Basic earnings per share before cumulative effect of accounting change                          $0.28                 $0.99
Cumulative effect of accounting change                                                             --                 (0.17)
----------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                                        $0.28                 $0.82
============================================================================================================================
Diluted earnings per share before cumulative effect of accounting change                        $0.28                 $0.98
Cumulative effect of accounting change                                                             --                 (0.17)
----------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                                      $0.28                 $0.81
=====================================================================================================================================

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31
(Dollars in Thousands)
(Unaudited)

                                                                                    2002                    2001
                                                                               --------------       ---------------

Net Income                                                                       $ 26,478                  $72,298
-------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax:
     Unrealized holding losses arising on marketable securities
         during the period                                                           (149)                   (796)
     Reclassification adjustment for realized gains on marketable
         securities included in net income                                           (724)                     --
     Foreign currency translation adjustment                                         (212)                     --
     Transition adjustment for unrealized gain on derivative
         instruments at January 1, 2001                                                --                 286,928
     Unrealized gains on derivative instruments during the period                   1,410                 128,739
     Reversal of unrealized gains (losses) on derivative instruments
         settled during the period                                                 31,487                (106,068)
-------------------------------------------------------------------------------------------------------------------
        Other comprehensive income                                                 31,812                 308,803
------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                             $ 58,290                $381,101
==================================================================================================================

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

                                                                                     2002                     2001
                                                                              -------------     --------------------
Utility Plant: (at original cost, including construction work in progress of
$117,044 and $123,307 respectively)
     Electric                                                                   $4,178,325               $4,167,920
     Gas                                                                         1,568,431                1,551,439
     Common                                                                        366,134                  362,670
     Less:  Accumulated depreciation and amortization                           (2,227,125)              (2,194,048)
---------------------------------------------------------------------------------------------------------------------
          Net utility plant                                                      3,885,765                3,887,981
--------------------------------------------------------------------------------------------------------------------

Other Property and Investments:
     Goodwill, net                                                                 124,552                  102,151
     Intangibles, net                                                               16,191                   15,589
     Other assets                                                                  212,012                  199,509
--------------------------------------------------------------------------------------------------------------------
          Total other property and investments                                     352,755                  317,249
--------------------------------------------------------------------------------------------------------------------

Current Assets:
     Cash                                                                           82,006                   92,356
     Restricted cash                                                                 1,096                       --
     Accounts receivable, net                                                      337,704                  279,321
     Unbilled revenue                                                              120,776                  147,008
     Materials and supplies, at average cost                                        48,299                   90,333
     Purchased gas receivable                                                           --                   37,228
     Current portion of unrealized gain on derivative instruments                    2,910                    3,315
     Prepayments and other                                                           9,558                   11,277
--------------------------------------------------------------------------------------------------------------------

          Total current assets                                                     602,349                  660,838
--------------------------------------------------------------------------------------------------------------------

Other Long-Term Assets:
     Regulatory asset for deferred income taxes                                    187,933                  193,016
     Regulatory asset for PURPA buyout costs                                       244,376                  244,635
     Unrealized gain on derivative instruments                                       5,530                    3,317
     Other                                                                         252,362                  239,941
--------------------------------------------------------------------------------------------------------------------

          Total other long-term assets                                             690,201                  680,909
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                                    $5,531,070               $5,546,977
==========================================================================================================================

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

                                                                                     2002                      2001
                                                                           ---------------     ---------------------
Capitalization:
    Common shareholders' investment:
       Common stock $0.01 par value, 250,000,000 shares
       authorized, 87,327,323 shares and 87,023,210 outstanding                   $   873                   $   870
       Additional paid-in capital                                               1,358,967                 1,358,946
       Earnings reinvested in the business                                         16,466                    32,229
       Accumulated other comprehensive income (loss)                                2,491                   (29,321)
    Preferred stock not subject to mandatory redemption                            60,000                    60,000
    Preferred stock subject to mandatory redemption                                43,162                    50,662
    Corporation obligated, mandatorily redeemable preferred
       securities of subsidiary trust holding solely junior
       subordinated debentures of the corporation                                 300,000                   300,000
    Long-term debt                                                              2,185,928                 2,127,054
--------------------------------------------------------------------------------------------------------------------
           Total capitalization                                                 3,967,887                 3,900,440
--------------------------------------------------------------------------------------------------------------------

Minority interest in equity of a consolidated subsidiary                            8,716                        --
--------------------------------------------------------------------------------------------------------------------

Current Liabilities:
    Accounts payable                                                              173,748                   167,426
    Short-term debt                                                               157,225                   348,577
    Current maturities of long-term debt                                          151,066                   119,523
    Purchased gas liability                                                        56,683                        --
    Accrued expenses:
      Taxes                                                                        84,771                    70,708
      Salaries and wages                                                           13,422                    14,746
      Interest                                                                     54,309                    42,505
    Current portion of unrealized loss on derivative instruments                      268                    35,145
    Other                                                                          43,387                    46,178
--------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                               734,879                   844,808
--------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities:
    Deferred income taxes                                                         612,813                   605,315
    Other deferred credits                                                        206,712                   196,339
    Unrealized loss on derivative instruments                                          63                        75
--------------------------------------------------------------------------------------------------------------------
          Total long-term liabilities                                             819,588                   801,729
--------------------------------------------------------------------------------------------------------------------

Total Capitalization and Liabilities                                           $5,531,070                $5,546,977
==========================================================================================================================

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31
(Dollars in Thousands)
(Unaudited)

                                                                                                2002              2001
                                                                                   -----------------------------------
Operating Activities:
---------------------
Net Income                                                                                    $26,478          $72,298
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                                             55,949           53,128
     Deferred federal and state income taxes and tax credits - net                             12,581          (10,797)
     Net unrealized (gains) losses on derivative instruments                                  (11,497)          49,157
     Other                                                                                     10,409             (795)
Change in certain current assets and current liabilities:
     Accounts receivable and unbilled revenue                                                 (25,050)          37,539
     Materials and supplies                                                                    43,362           37,288
     Prepayments and other                                                                      2,559            2,334
     Purchase gas receivable/liability                                                         93,911          (47,999)
     Accounts payable                                                                           3,170         (167,897)
     Accrued expenses and other                                                                25,740          104,744
-----------------------------------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities                                           237,612          129,000
-----------------------------------------------------------------------------------------------------------------------

Investing Activities:
---------------------
     Construction and capital expenditures-excluding equity AFUDC                             (66,262)         (99,056)
     Additions to energy conservation program                                                  (2,065)          (1,808)
     Acquisitions by InfrastruX, net of cash acquired                                         (29,181)         (32,987)
     Other                                                                                     (4,882)          (3,358)
------------------------------------------------------------------------------------------------------------------------
          Net Cash Used by Investing Activities                                              (102,390)        (137,209)
------------------------------------------------------------------------------------------------------------------------

Financing Activities:
---------------------
     Change in short-term debt - net                                                         (191,352)          71,131
     Dividends paid                                                                           (35,664)         (35,324)
     Redemption of preferred stock                                                             (7,500)          (7,500)
     Issuance of bonds and long term debt                                                      98,928               --
     Redemption of bonds and notes                                                            (10,000)              --
     Other                                                                                         16              (88)
-----------------------------------------------------------------------------------------------------------------------
          Net Cash Provided (Used) by Financing Activities                                   (145,572)          28,219
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                                               (10,350)          20,010
Cash at Beginning of Year                                                                      92,356           36,383
-----------------------------------------------------------------------------------------------------------------------
Cash at End of Period                                                                         $82,006          $56,393
=======================================================================================================================
Supplemental Cash Flow Information:
-----------------------------------
Cash payments for:
     Interest (net of capitalized interest)                                                   $38,698          $38,125
     Income taxes                                                                                (778)          14,500
=======================================================================================================================

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31
(Dollars in Thousands)
(Unaudited)

                                                                                            2002                   2001
                                                                                -----------------     ------------------
Operating Revenues:
     Electric                                                                           $381,534               $765,007
     Gas                                                                                 314,491                304,270
     Other                                                                                   559                 22,047
------------------------------------------------------------------------------------------------------------------------
          Total operating revenues                                                       696,584              1,091,324
------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Energy costs:
     Purchased electricity                                                               200,272                390,216
     Purchased gas                                                                       204,798                216,609
     Electric generation fuel                                                             65,180                102,384
     Residential Exchange                                                                (42,747)               (16,741)
     Unrealized (gain) loss on derivative instruments                                    (11,497)                26,466
Utility operations and maintenance                                                        65,941                 61,179
Other operations and maintenance                                                             454                  3,122
Depreciation and amortization                                                             53,678                 51,485
Conservation amortization                                                                  2,165                  1,601
Taxes other than federal income taxes                                                     63,565                 70,081
Federal income taxes                                                                      20,043                 54,811

-----------------------------------------------------------------------------------------------------------------------
          Total operating expenses                                                       621,852                961,213
------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                          74,732                130,111
Other income                                                                                 309                  2,843
------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                            75,041                132,954
Interest charges, net of AFUDC                                                            49,343                 45,326
------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting Change                                      25,698                 87,628
Cumulative effect of implementation of FAS-133 derivative instruments
     and hedge activities, net of tax                                                         --                 14,749
------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                25,698                 72,879
Less: preferred stock dividends accrual                                                    2,012                  2,157
------------------------------------------------------------------------------------------------------------------------
Income for Common Stock                                                                  $23,686                $70,722
========================================================================================================================

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31
(Dollars in Thousands)
(Unaudited)

                                                                                      2002               2001
                                                                              ------------      --------------

Net Income                                                                        $25,698             $72,879
--------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax:
     Unrealized holding losses on marketable securities arising
         during the period                                                           (149)              (796)
     Reclassification adjustment for realized gains on marketable
         securities included in net income                                           (724)                --
     Transition adjustment for unrealized gain on derivative
         instruments at January 1, 2001                                                --            286,928
     Unrealized gains on derivative instruments during the period                   1,410            128,739
     Reversal of unrealized gains (losses) on derivative instruments
         settled during the period                                                 31,487           (106,068)
-------------------------------------------------------------------------------------------------------------
        Other comprehensive income                                                 32,024            308,803
-------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                              $57,722           $381,682
=============================================================================================================

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

                                                                                           2002                      2001
                                                                                ----------------     ---------------------
Utility Plant: (at original cost, including construction work in progress of
$117,044 and $123,307 respectively)
     Electric                                                                        $4,178,325                $4,167,920
     Gas                                                                              1,568,431                 1,551,439
     Common                                                                             366,134                   362,670
     Less:  Accumulated depreciation and amortization                                (2,227,125)               (2,194,048)
---------------------------------------------------------------------------------------------------------------------------
          Net utility plant                                                           3,885,765                 3,887,981
--------------------------------------------------------------------------------------------------------------------------

Other Property and Investments                                                          154,905                   150,530
--------------------------------------------------------------------------------------------------------------------------

Current Assets:
     Cash                                                                                72,938                    82,708
     Restricted cash                                                                      1,096                        --
     Accounts receivable, net                                                           279,665                   235,348
     Unbilled revenue                                                                   120,776                   147,008
     Materials and supplies, at average cost                                             41,965                    85,318
     Purchased gas receivable                                                                --                    37,228
     Current portion of unrealized gain on derivative instruments                         2,910                     3,315
     Prepayments and other                                                                4,222                     7,405
--------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                          523,572                   598,330
--------------------------------------------------------------------------------------------------------------------------

Other Long-Term Assets:
     Regulatory asset for deferred income taxes                                         187,933                   193,016
     Regulatory asset for PURPA buyout costs                                            244,376                   244,635
     Unrealized gain on derivative instruments                                            5,530                     3,317
     Other                                                                              252,362                   239,941
--------------------------------------------------------------------------------------------------------------------------
          Total other long-term assets                                                  690,201                   680,909
--------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                         $5,254,443                $5,317,750
==========================================================================================================================

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

                                                                                       2002                      2001
                                                                           -----------------     ---------------------
Capitalization:
    Common shareholders' investment:
       Common stock, $10 stated value, 150,000,000 shares
       authorized, 85,903,791 shares outstanding                                   $859,038                  $859,038
       Additional paid-in capital                                                   382,592                   382,592
       Earnings reinvested in the business                                           45,379                    55,345
       Accumulated other comprehensive income (loss)                                  2,703                   (29,321)
    Preferred stock not subject to mandatory redemption                              60,000                    60,000
    Preferred stock subject to mandatory redemption                                  43,162                    50,662
    Corporation obligated, mandatorily redeemable preferred
        securities of subsidiary trust holding solely junior
        subordinated debentures of the corporation                                  300,000                   300,000
    Long-term debt                                                                2,063,819                 2,053,815
----------------------------------------------------------------------------------------------------------------------
           Total capitalization                                                   3,756,693                 3,732,131
----------------------------------------------------------------------------------------------------------------------

Current Liabilities:
    Accounts payable                                                                161,359                   154,600
    Short-term debt                                                                 155,355                   338,168
    Current maturities of long-term debt                                            137,000                   117,000
    Purchased gas liability                                                          56,683                        --
    Accrued expenses:
      Taxes                                                                          85,152                    70,210
      Salaries and wages                                                             13,422                    14,746
      Interest                                                                       54,309                    42,505
    Current portion of unrealized loss on derivative instruments                        268                    35,145
    Other                                                                            26,237                    25,178
----------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                 689,785                   797,552
----------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities:
    Deferred income taxes                                                           606,199                   601,001
    Other deferred credits                                                          201,703                   186,991
    Unrealized loss on derivative instruments                                            63                        75
----------------------------------------------------------------------------------------------------------------------
           Total long-term liabilities                                              807,965                   788,067
----------------------------------------------------------------------------------------------------------------------

Total Capitalization and Liabilities                                             $5,254,443                $5,317,750
======================================================================================================================

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31
(Dollars in Thousands)
(Unaudited)

Operating Activities:                                                          2002                     2001
-------------------------------------------------------------------------------------------------------------
Net Income                                                                     $25,698               $72,879
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                                              53,678                51,485
     Deferred federal income taxes and tax credits - net                        10,281               (10,797)
     Net unrealized (gains) losses on derivative instruments                   (11,497)               49,157
     Other                                                                      15,005               (19,678)
Change in certain current assets and current liabilities:
     Accounts receivable and unbilled revenue                                  (18,086)               70,117
     Materials and supplies                                                     42,688                42,797
     Prepayments and other                                                       3,862                 3,352
     Purchased gas receivable/liability                                         93,911               (47,999)
     Accounts payable                                                            6,622              (176,378)
     Accrued expenses and other                                                 32,150                94,372
-------------------------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities                            254,312               129,307
-------------------------------------------------------------------------------------------------------------

Investing Activities:
---------------------
     Construction expenditures - excluding equity AFUDC                        (61,302)              (98,558)
     Additions to energy conservation program                                   (2,065)               (1,808)
     Other                                                                      (4,653)               (3,358)
--------------------------------------------------------------------------------------------------------------
          Net Cash Used by Investing Activities                                (68,020)             (103,724)
--------------------------------------------------------------------------------------------------------------

Financing Activities:
---------------------
     Change in short-term debt - net                                          (182,813)               32,581
     Dividends paid                                                            (35,664)              (35,324)
     Redemption of preferred stock                                              (7,500)               (7,500)
     Issuance of bonds                                                          40,000                    --
     Redemption of bonds and notes                                             (10,000)                   --
     Other                                                                         (85)                  213
-------------------------------------------------------------------------------------------------------------
          Net Cash Used by Financing Activities                               (196,062)              (10,030)
--------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                                 (9,770)               15,553
Cash at Beginning of Year                                                       82,708                36,383
-------------------------------------------------------------------------------------------------------------
Cash at End of Period                                                          $72,938               $51,936
=============================================================================================================
Supplemental Cash Flow Information:
-----------------------------------
Cash payments for:
      Interest (net of capitalized interest)                                   $37,295               $38,125
      Income taxes (net of refunds)                                               (778)               14,500
==============================================================================================================

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Consolidation Policy

      The consolidated financial statements of Puget Energy include the accounts of Puget Energy and its subsidiaries, PSE and InfrastruX Group, Inc. (InfrastruX). Puget Energy holds all the shares of PSE, holds a majority interest in InfrastruX and presents their results on a consolidated basis. PSE's consolidated financial statements include the accounts of PSE and its subsidiaries. Puget Energy and PSE are collectively referred to herein as "the Company". The consolidated financial statements are presented after elimination of all significant intercompany items and transactions. Minority interests in operating results are reflected in the consolidated financial statements. Certain amounts previously reported have been reclassified to conform with current year presentations with no effect on total equity or net income.
      The consolidated financial statements contained in this Form 10-Q are unaudited. In the respective opinions of the managements of Puget Energy and PSE, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected and were of a normal recurring nature. These condensed financial statements should be read in conjunction with the audited financial statements (and the Combined Notes thereto) included in the combined Puget Energy and PSE annual report on Form 10-K for the year ended December 31, 2001, which is available at the Securities and Exchange Commission website at www.sec.gov or at Puget Energy's website at www.pse.com.

(2) Earnings per Common Share (Puget Energy Only)

      Puget Energy's basic earnings per common share have been computed based on weighted average common shares outstanding of 87,175,000 and 86,036,000 for the three months ended March 31, 2002 and 2001, respectively.
      Puget Energy's diluted earnings per common share have been computed based on weighted average common shares outstanding of 87,408,000 and 86,417,000 for the three months ended March 31, 2002 and 2001, respectively. These shares include the dilutive effect of securities related to employee and director equity plans. The difference between the number of basic common shares and diluted common shares is immaterial.

(3) Segment Information (Puget Energy Only)

      Puget Energy operates in primarily two business segments: Regulated Utility Operations, or PSE, and Utility Support, or InfrastruX. Puget Energy's regulated utility operation generates, purchases, transports and sells electricity and natural gas. The service territory of PSE covers approximately 6,000 square miles in Washington state. InfrastruX specializes in contracting services to other gas and electric utilities primarily in the Mid-West, Texas and the Eastern United States.
      The other principal non-utility line of business, which is a PSE subsidiary, is a real estate investment and development company. The assets of ConneXt, the developer and marketer of customer information and billing system software, were sold during the third quarter of 2001. Reconciling items between segments are not material.

Financial data for business segments are as follows:

  (Dollars in Thousands)
  Three Months Ended March 31, 2002                         PSE           InfrastruX          Other             Total
---------------------------------------------------------------------------------------------------------------------------
  Revenues                                                   $696,025         $ 60,761             $ 559          $757,345
  Depreciation and amortization                                53,674            2,271                 4            55,949
  Federal income tax                                           19,753              526               211            20,490
  Operating income                                             74,474            1,986               111            76,571
  Interest charges, net of AFUDC                               49,343            1,055                --            50,398
  Net income                                                   25,619            1,005              (146)           26,478
  Total assets                                              5,132,987          279,030           119,053         5,531,070
---------------------------------------------------------------------------------------------------------------------------

  Three Months Ended March 31, 2001                         PSE           InfrastruX          Other             Total
---------------------------------------------------------------------------------------------------------------------------
  Revenues                                                 $1,069,276         $ 28,541          $ 22,047        $1,119,864
  Depreciation and amortization                                51,482            1,643                 3            53,128
  Federal income tax                                           48,232             (543)            6,571            54,260
  Operating income                                            117,828              444            12,269           130,541
  Interest charges, net of AFUDC                               45,220              109               106            45,435
  Net income                                                   60,419             (567)           12,446            72,298
  Total assets                                              5,655,740          154,569           137,246         5,947,555
---------------------------------------------------------------------------------------------------------------------------

(4) Accounting for Derivative Instruments and Hedging Activities

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), as amended by Statement No. 138. Statement No. 133 requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value. The Company enters into both physical and financial contracts to manage its energy resource portfolio including forward physical and financial contracts, option contracts and swaps. The majority of these contracts qualify for the normal purchase and normal sale exception.
      On January 1, 2001, the Company recognized the cumulative effect of adopting Statement No. 133 by recording a liability and an offsetting after-tax decrease to current earnings of approximately $14.7 million for the fair value of electric derivatives that did not meet hedge criteria. The Company also recorded an asset and an offsetting increase to other comprehensive income of approximately $286.9 million for the fair value of derivative instruments which did meet hedge criteria on the implementation date.
      During the three months ended March 31, 2002, the Company recorded an increase in earnings for the change in the market value of derivative instruments not meeting cash flow hedge criteria of approximately $11.5 million pre-tax ($7.5 million after-tax) as compared to a decrease in earnings of $26.5 million pre-tax ($17.2 million after-tax) for the same period in 2001.
      At October 15, 2001, the Company had recorded a deferred liability of approximately $26.9 million after-tax for financial gas contracts to be used for electric production that until October 15, 2001 were designated as qualifying cash flow hedges. Changes in the market values of these de-designated contracts subsequent to October 15, 2001 were recorded as a loss of $7.8 million pre-tax ($5.1 million after-tax) to earnings through December 31, 2001. During the three months ended March 31, 2002 all of these contracts were settled or terminated, resulting in the loss being reversed during the three months ended March 31, 2002.
      During 2001, the Financial Accounting Standards Board's Derivative Implementation Group for Statement No. 133 issued guidance under Issue C16 - "Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract". Issue C16 indicates that fuel supply contracts that combine a forward contract and a purchased option cannot qualify for the normal purchase and normal sales exception because of the optionality regarding the quantity of fuel to be delivered under the contract. Issue C16 is effective April 1, 2002 for PSE. As a result, any contracts under Issue C16 will be required to be marked-to-market through earnings. The Company has reviewed its fuel supply contracts and has determined that two electric generating fuel supply contracts will no longer qualify as normal purchase and normal sales contracts under Issue C16. The Company intends to restructure these two existing electric generation fuel supply contracts in the second quarter of 2002 by either separating or terminating the optionality provisions of these contracts.

(5) Acquisitions (Puget Energy Only)

      During the first quarter of 2002, InfrastruX, a majority-owned subsidiary of Puget Energy, acquired Chapman Construction Company, an electric utility construction company based in Texas. During 2001, InfrastruX acquired six utility infrastructure companies throughout the Eastern United States, Mid-West and Texas. These companies provide utility infrastructure services such as: installing, replacing and restoring underground cables and pipes for utilities; transmission and distribution pipeline construction, maintenance and rehabilitation services for the natural gas and petroleum industries, including directional drilling and vacuum excavation; and transmission and distribution overhead electric construction services to electric utilities and cooperatives.
      The above acquisitions were accounted for using the purchase method of accounting and, accordingly, the operating results of these companies have been included in Puget Energy's consolidated financial statements since their acquisition dates. Goodwill representing the excess of cost over the net tangible and identifiable intangible assets of the business was approximately $128.7 million at the time of purchase. During 2001, goodwill was being amortized on a straight-line basis using a 30-year life except for goodwill on three acquisitions made after June 30, 2001, which was not amortized per Statement of Financial Accounting Standards No. 142 - "Goodwill and Other Intangible Assets" (Statement No. 142). With the implementation of Statement No. 142 in January 2002, Puget Energy has discontinued amortizing goodwill and has also reclassified $5.2 million of intangible assets that no longer meet the criteria of identifiable intangible assets to goodwill. In lieu of the amortization, Puget Energy is performing an initial impairment review of goodwill to determine if it should be written down and will perform an annual impairment review thereafter. The initial review will be completed during the first half of 2002 as required by Statement No. 142 and it is anticipated that Puget Energy will not record an impairment charge upon completion of the initial impairment review.
     The income statement effects of discontinuing amortization of goodwill for the comparative periods are as follows for Puget Energy:

   (Dollars in thousands)
   For the Three Months Ended March 31                         2002         2001
   ------------------------------------------------------ ------------ ------------
Reported net income for common                              $24,466      $70,141
Add back goodwill amortization                                   --          758
                                                        ------------ ------------
Adjusted net income for common                              $24,466      $70,899
                                                        ============ ============

Basic earnings per share
  Reported net income for common                              $0.28        $0.82
  Add back goodwill amortization                                 --           --
                                                        ------------ ------------
  Adjusted net income for common                              $0.28        $0.82
                                                        ============ ============
Diluted earnings per share
  Reported net income for common                              $0.28        $0.81
  Add back goodwill amortization                                 --           --
                                                        -------------------------
  Adjusted net income for common                              $0.28        $0.81
                                                        ============ ============

     Identifiable intangible assets acquired as a result of acquisitions of companies are amortized over the expected useful lives of the assets which range from five to 20 years. As InfrastruX acquires more companies the total amortization amount in future periods will change. Identifiable intangible assets are as follows:

                                             March 31, 2002                                     December 31, 2001
                           ---------------------------------------------------    ----------------------------------------------
                                 Gross          Accumulated          Net               Gross       Accumulated         Net
 (Dollars in thousands)       Intangibles       Amortization     Intangibles        Intangibles    Amortization    Intangibles
------------------------------------------------------------------------------    ----------------------------------------------
 Covenant not to compete           $3,717            $534          $3,183              $  2,768         $   364       $  2,404
 In process R&D                       260             260               -                   260             260              -
 Developed technology              14,190           1,182          13,008                14,190           1,005         13,185
--------------------------------------------------------------------------------------------------------------------------------
 Total                          $  18,167        $  1,976        $ 16,191              $ 17,218         $ 1,629       $ 15,589
                           =====================================================================================================

     The identifiable intangible amortization expense for the quarter ended March 31, 2002 was $0.3 million compared to $0.2 million for the same period of 2001. The expected amortization of identifiable intangible assets for future periods is:

(Dollars in thousands)                     2002           2003           2004          2005         2006          2007
----------------------------------------------------------------------------------------------------------------------------
Future Intangible Amortization          $ 1,556        $ 1,459        $ 1,459       $ 1,443      $ 1,111        $  731

(6) New Accounting Pronouncements

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

(7) Other

      On March 28, 2002, the Washington Commission approved the settlement agreement on the Company's interim and general rate proceeding that was announced on March 20, 2002. As a result, an interim electric rate surcharge of $25 million will be in effect for the period April 1, 2002 through June 30, 2002. In addition, three important financial issues were resolved for the general rate case which include the equity capital ratio, the return on equity and adoption of an electric power cost tracker mechanism. The settlement also creates a fast track collaborative process for completion of any adjustments to the Company's requested revenue requirement for the electric general rate case by July 1, 2002 and the gas general rate case by September 1, 2002, which is months earlier than the previous November 1, 2002 completion date for both cases. If the collaborative process fails to produce a total settlement, the parties have agreed that the electric general rate case will be concluded no later than September 1, 2002.
      As part of the settlement, the Washington State Attorney General's Public Counsel section dismissed its complaint filed with the Washington Commission that sought to reduce PSE rates as a result of a disputed interpretation of provisions of the Company's 1997 WUTC merger order relating to a Bonneville Power Administration residential exchange credit.
      On May 6, 2002, PSE filed a request with the Washington Commission to lower natural gas rates by ending a temporary surcharge that went into effect September 1, 2001 as part of the Purchase Gas Adjustment mechanism. The requested decrease of 22% in natural gas rates would be effective June 1, 2002, if approved by the Washington Commission. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the prices. PSE's gas margin and net income will not be affected by the change in gas rates.
      In October 2000, the Company filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of Senior Notes secured by a pledge of First Mortgage Bonds, Subordinated Debentures or Trust Preferred Securities. On January 16, 2002, the Company issued $40 million principal amount of 6.25% Senior Medium-Term Notes, Series C which effectively completed the shelf-registration. The Notes are due January 16, 2004.
      In February 2002, the Company filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of any combination of common stock of Puget Energy, principal amount of Senior Notes of PSE secured by a pledge of First Mortgage Bonds, Unsecured Debentures of PSE or Trust Preferred Securities of PSE.
      In June 2001, InfrastruX signed a credit agreement with several banks to provide up to $150 million in financing. Puget Energy is the guarantor of the line of credit. In addition, InfrastruX's subsidiaries have $21.1 million in lines of credits with various banks. Short-term borrowings available for InfrastruX are used to fund working capital requirements of InfrastruX and its subsidiaries. At March 31, 2002, InfrastruX and its subsidiaries had outstanding loans of $130.1 million, effectively reducing the available borrowing capacity under these lines of credit to $41.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the Company's financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Words such as "anticipate," "believe," "expect," "future" and "intend" and similar expressions are used to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and under the caption "Forward-Looking Statements" at the beginning of this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

Puget Energy
Results of Operations

      All of the operations of Puget Energy are conducted through its subsidiaries, PSE and InfrastruX. Puget Energy's net income for the three months ended March 31, 2002 was $26.5 million on operating revenues of $757.3 million, compared with net income of $72.3 million on operating revenues of $1.1 billion for the same period in 2001. Net income for common stock was $24.5 million for the first quarter of 2002 compared to $70.1 million for the first quarter of 2001. Basic earnings per share were $0.28 for the first quarter of 2002 compared to $0.82 for the first quarter of 2001. Diluted earnings per share were $0.28 for the first quarter of 2002 compared to $0.81 for the first quarter of 2001. First quarter results of 2001 are net of a charge to earnings of $0.17 per basic and diluted share associated with the adoption of Statement No. 133.
   Total kilowatt-hour energy sales to retail consumers in the first quarter of 2002 were 5.5 billion compared with 5.7 billion in 2001. Kilowatt-hours transported to transportation customers under a new tariff established in the third quarter of 2001 were 553.9 million in the first quarter of 2002. Those transport customers were served under a retail full service industrial tariff in 2001. Kilowatt-hour sales to wholesale customers were 1.4 billion in the first quarter of 2002 compared to 1.8 billion in 2001. Total gas sales to retail consumers in the first quarter of 2002 were 346.9 million therms compared with 320.4 million therms in 2001. Total gas sales to transportation customers in the first quarter of 2002 were 54.7 million therms compared with 49.0 million therms in 2001.
      The Company's utility operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers do occur from season to season and from month to month within a season, primarily as a result of weather conditions. The Company normally experiences its highest retail energy sales in the first and fourth quarters of the year. Varying wholesale electric prices and the amount of hydroelectric energy supplies available to the Company also make quarter-to-quarter comparisons difficult. In addition, operating revenues and associated expenses of InfrastruX vary quarter-to-quarter with its highest revenues in the second and third quarters, excluding the effects of any new acquisitions during the year.
      The Company meets its forecasted electric supply needs throughout the year through Company-controlled electric generation and by obtaining power through long-term contracts, annual contracts and short-term markets. The Company meets its forecasted natural gas supply needs throughout the year through Company-owned gas storage and by purchasing gas supplies through long-term contracts, annual contracts and short-term markets. The Company also performs risk management activities to optimize the value of energy supply and transmission assets and to ensure that physical energy supply is available to meet the customer demand loads. The Company also purchases energy when demand exceeds available supplies in its portfolio; likewise the Company makes sales to other utilities and marketers when surplus energy is available. These transactions are part of the Company's normal operations to meet retail load. Electric sales to other utilities and marketers vary by quarter and year depending principally upon water conditions for the generation of hydroelectric power, retail customer usage, the energy requirements of other utilities and energy market conditions in the Pacific Northwest. The April 18, 2002 seasonal water supply forecast published by the National Weather Service indicated that the total forecasted runoff into the Grand Coulee reservoir for the period April through September 2002 would be 103% of normal. This compares to 63% of normal for the same period in 2001. Although runoff conditions are near normal, PSE expects hydro generation from the Mid-Columbia projects will be slightly below normal due to the refilling of the reservoirs that were drawn down by last year's drought conditions.
      Temperatures based on heating-degree-days measured at Seattle-Tacoma airport during the three month period ended March 31, 2002 were 6% cooler than normal as compared to heating-degree-days being near normal during the three month period ended March 31, 2001.

                                                  Results of Operations of Puget Energy
                                                    Comparative Three Months Ended
                                                   March 31, 2002 vs. March 31, 2001
                                                          Increase (Decrease)
                                                         (Dollars in Millions)

Operating revenue changes:
 Electric revenue sold at index rates                                                   $(90.1)
 Electric revenue sold to conservation trust                                               6.1
 Residential Exchange Credit                                                             (10.8)
 Electric load and other                                                                  12.3
 Electric sales to other utilities and marketers                                        (301.0)
                                                                            -------------------
     Total electric revenue change                                                      (383.5)
 Gas revenue                                                                              10.2
 InfrastruX revenue                                                                       32.2
 Other revenue                                                                           (21.4)
                                                                            -------------------
     Total operating revenue change                                                     (362.5)

Operating expense changes:
 Energy costs:
     Purchased electricity                                                              (189.9)
     Residential exchange power cost credit                                              (26.0)
     Purchased gas                                                                       (11.8)
     Electric generation fuel                                                            (37.2)
     Unrealized (gain) loss on derivative instruments                                    (38.0)
 Utility operations and maintenance:
     Production operations and maintenance                                                 0.7
     Personal energy management                                                           (0.1)
     Other utility operations and maintenance                                              4.2
 Other operations and maintenance
     InfrastruX operations and maintenance                                                26.9
     Other operations and maintenance                                                     (2.5)
 Depreciation and amortization                                                             2.8
 Conservation amortization                                                                 0.6
 Taxes other than federal income taxes                                                    (4.5)
 Federal income taxes                                                                    (33.7)
                                                                            -------------------
     Total operating expense change                                                     (308.5)

Other income (net of tax) change                                                          (1.5)
Interest charges change                                                                    4.9
Minority Interest in earnings of consolidated subsidiary change                            0.1
FAS-133 transition adjustment loss (net of tax) change                                   (14.7)
                                                                            -------------------
     Net income change                                                                  $(45.8)
                                                                            ===================
The following is additional information pertaining to the changes outlined in the above table.

Operating Revenues - Electric

      Electric revenues for the three months ended March 31, 2002 were $381.5 million, a decrease of $383.5 million compared to the same period in 2001. Retail kWh sales volumes declined 2.9% from 5.7 billion kWh in 2001 to 5.5 billion kWh in 2002. Retail sales revenue decreased 15.9% as a result of lower rates paid by industrial customers on market index rates and several index rate customers switching to transportation rate tariffs beginning in July 2001 as allowed by a Washington Commission order dated April 5, 2001 authorizing the establishment of a transportation tariff. Transportation revenues were $3.6 million in the three months ended March 31, 2002. Electric sales to other utilities and marketers in the western wholesale market, including the Pacific Northwest, decreased $301.0 million in the three months ended March 31, 2002 compared to the same period in 2001 due to decreased prices in the wholesale electricity market. Wholesale sales volumes declined by 476.8 million kWh or 26.1% in the three months ended March 31, 2002 compared to the same period in 2001.
      On April 25, 2001, the Washington Commission approved "time-of-day" rates for approximately 300,000 residential electric customers for the period May 1, 2001 through September 30, 2001. On September 26, 2001, the Washington Commission authorized the extension of the "time-of-day" rates pilot program for residential customers through May 31, 2002 and to allow approximately 20,000 business customers to participate in a "time-of-day" rates program from October 1, 2001 through September 30, 2002. In the order, if the cumulative revenues collected under "time-of-day" tariffs during the beginning through the end of the programs exceed the revenues that would have been collected under the original tariffs, PSE must defer any overcollection and refund it to participating customers. Through March 31, 2002, revenues billed under the "time-of-day" tariff have been slightly less than the original tariffs by an immaterial amount, thus no deferred liability was established at March 31, 2002. Personal Energy Management™ consumption information is available to all classes of customers. Customers are able to monitor their energy usage and shift usage to low-demand off-peak periods. This program reduces the demand for peak power generation.
      Revenues from electric customers in the first three months of 2001 and 2002 were reduced by a Residential and Farm Energy Exchange credit tariff in place from October 1, 1995 through June 30, 2001 and an amended Residential Purchase and Farm Energy Exchange credit in place since July 1, 2001. On June 13, 2001, the Washington Commission approved an amended Residential Purchase and Sale Agreement between PSE and BPA, under which PSE's residential and small farm customers would receive benefits of federal power. Completion of this agreement enables PSE to continue to provide, and in fact increase, effective January 1, 2002, the Residential and Farm Energy Exchange credit. Under the amended settlement agreement, PSE receives cash payments during the period July 1, 2001 through September 30, 2006 and benefits in the form of power and/or cash equivalent to approximately 648 annual average MW from October 1, 2006 through September 30, 2011. The level and form of any federal benefits to be received by PSE's residential and small farm customers may vary, depending on the outcome of regulatory and legal proceedings and reviews. As of July 1, 2001, the cash payments received from BPA by PSE are passed-through to eligible residential and small farm customers, with an offsetting reduction in Purchased Electricity Expense recorded. PSE expects payments from BPA spread monthly in the amount of $127.3 million for the period January 2002 through September 2002 and $702.2 million for the period October 2002 through September 2006.
      On October 17, 2001, the Public Counsel Section of the Washington State Attorney General's Office filed a complaint with the Washington Commission stating PSE violated the Washington Commission's 1997 merger order. The Public Counsel's complaint position was that PSE's residential and small farm customers should receive both the reduction in rates equal to the residential exchange credit in place prior to July 1, 2001, and in addition, the benefits of the amended agreement for residential and small farm benefits received from BPA subsequent to July 1, 2001. As part of the interim and general rate case settlement approved on March 28, 2002 by the Washington Commission, Public Counsel's complaint has been dismissed.
      To meet customer demand, PSE's power supply portfolio includes net purchases of power under long-term supply contracts. However, depending principally upon streamflow available for hydroelectric generation and weather effects on customer demand, from time to time, PSE may have surplus power available for sale to wholesale customers. PSE manages its core energy portfolio through short and intermediate-term purchases, sales, arbitrage and other risk management techniques. PSE also operates its combustion turbine plants located in Western Washington when it is cost-effective to do so. During the first three months of 2001, PSE had operated its combustion turbine plants extensively to meet retail load requirements compared to the same period in 2002. As energy prices moderated in the fourth quarter of 2001 and the first quarter of 2002, PSE reduced operations of its combustion turbine plants which reduced electric generation fuel expenses compared to the first three months of 2001. In addition, the moderate electricity prices have reduced electric sales to other utilities and marketers as well as purchased electricity costs in the first three months of 2002 compared to the same period in 2001. PSE's Risk Management Committee oversees energy price risk matters.
      PSE operates within the western wholesale market and has made sales into the California energy market. During the first quarter of 2001, PSE received partial payments for sales made in the fourth quarter of 2000. At December 31, 2001, PSE's receivable from the California Independent System Operators (CAISO) and other counter-parties, net of reserves, was $26.6 million. PSE has not received any further payments on the receivable in 2002.

Operating Revenues - Gas

      Gas operating revenues for the three months ended March 31, 2002 increased by $10.2 million from the same period in 2001, including transportation of gas for customers. Total retail gas sales volumes increased 8.3% from 320.4 million therms in 2001 to 346.9 million therms in 2002 due primarily to cooler temperatures. Offsetting the increase in retail sales volume were lower natural gas prices that are passed through to customers in the Purchased Gas Adjustment (PGA).
      On July 24, 2001, PSE filed a request with the Washington Commission to lower gas rates due to lower natural gas costs purchased for customers under terms of the Purchased Gas Adjustment (PGA) mechanism. On August 29, 2001, the Washington Commission approved a decrease in PSE natural gas rates of 8.9 % effective September 1, 2001. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in gas pipeline transportation costs. PSE's gas margin and net income are not affected by changes under the PGA.

Operating Revenues - Other

      Other operating revenues for the three months ended March 31, 2002 increased by $10.8 million from the same period in 2001. This increase was due primarily to the acquisitions of several companies by InfrastruX in 2001, which contributed $32.2 million for the three months ended March 31, 2002. Offsetting this is a decrease of $21.4 million in property sales from PSE's real estate development subsidiary Puget Western, Inc.

Operating Expenses

      Purchased electricity expenses decreased $189.9 million for the three months ended March 31, 2002 compared to the same period in 2001. The three-month period decrease reflects the dramatic decline of wholesale electricity prices since June 2001. In addition, PSE experienced an 83-day unplanned outage of one of PSE's 104 MW combustion turbine electric generating units located at its Fredonia generating station from February 21, 2001 to May 14, 2001, resulting in higher purchased electricity costs during that period.
      Purchased gas expenses decreased $11.8 million for the three months ended March 31, 2002 compared to the same period in 2001. The decrease was due primarily to the impact of decreased gas costs, which are passed through to customers through the PGA mechanism. The PGA allows PSE to recover expected gas costs. PSE defers, as a receivable or liability, any gas costs that exceed or fall short of the amount in PGA rates and accrues interest under the PGA. The PGA balance was a receivable at March 31, 2001 of $144.0 million while the balance at March 31, 2002 was a liability of $56.3 million.
      Electric generation fuel expense decreased $37.2 million for the three months ended March 31, 2002 compared to the same period in 2001 as a result of decreased generation costs at PSE-controlled combustion turbine facilities. These facilities operated at much higher levels during the three months ended March 31, 2001 compared to the same period in 2002 due to adverse hydroelectric conditions in 2001.
      Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA increased $26.0 million in 2002 when compared to 2001, due to the amended Residential Purchase and Sale Agreement between PSE and BPA as discussed in Operating Revenues - Electric. As of July 2001, all residential exchange credits are passed through to eligible residential and small farm customers by a corresponding reduction in revenues.
      Unrealized losses on derivative instruments decreased $38.0 million in 2002 compared to 2001, due to changes in market prices on forward contracts. Statement No. 133 was adopted on January 1, 2001, and as a result, a $14.7 million after-tax transition adjustment loss was recorded in 2001 resulting from recognizing the cumulative effect of this change in accounting principle. (For further discussion see Note 4).
      Other utility operations and maintenance costs increased $4.2 million for the three months ended March 31, 2002 compared to the same period in 2001 due primarily to PSE employee severance costs totaling $4.0 million related to strategic outsourcing of operations work to service providers. In addition, PSE recorded an estimated net curtailment gain of $2.2 million for Statement of Financial Accounting Standards No. 88 - "Employers' Accounting for Settlement and Curtailment of Defined Benefit Pension Plans and for Termination Benefits" and Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other than Pensions" in 2002 as calculated by PSE's actuary.
      InfrastruX operation and maintenance expenses increased $26.9 million for the three months ended March 31, 2002 when compared to the same period in 2001 due primarily to the acquisition of companies acquired during 2001. PSE's other operations and maintenance expenses decreased $2.5 million in 2002 compared to 2001 primarily due to a decrease in operating expenses at ConneXt, the assets of which were sold in the third quarter of 2001.
      Depreciation and amortization expense increased $2.8 million for the three months ended March 31, 2002 compared to the same period in 2001 due primarily to the effects of new plant placed into service during the past year. Also contributing to the increase are the acquisitions by InfrastruX which increased depreciation and amortization by $1.1 million for the three month period.
      Taxes other than federal income taxes decreased $4.5 million for the three months ended March 31, 2002 compared to the same period in 2001 primarily due to municipal and state excise taxes which are revenue based.

Interest Charges

      Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $4.9 million for the three months ended March 31, 2002 compared to the same period in 2001. Interest on long-term debt increased $4.2 million in the three months ended March 31, 2002 compared to the same period in 2001 as a result of the issuance of $200 million 8.40% Trust Preferred Securities in May, 2001. In addition, InfrastruX borrowings increased interest charges by $0.9 million in the three months ended March 31, 2002 compared to the same period in 2001. Other interest expense decreased $0.2 million in the three months ended March 31, 2002 compared to the same period in 2001 due primarily to lower weighted average interest rates and lower average daily short-term borrowings.

Capital Expenditures, Capital Resources and Liquidity

Capital Requirements

Contractual Obligations and Commercial Commitments

Puget Energy. The following are Puget Energy's aggregate consolidated (including PSE) contractual and commercial commitments as of March 31, 2002:

Puget Energy	Payments Due Per Period

Contracutal Obligations (in millions)	Total	2002	2003-2004	2005-2006	2007 and Thereafter
Long-term debt	$2,337.0	$120.7	$331.8	$113.2	$1,771.3
Short-term debt	157.2	157.2	--	--	--
Trust preferred securities (1)	300.02	--	--	--	300.0
Preferred dividends (2)	1.1	1.1	--	--	--
Service contract obligations	210.4	14.4	40.5	43.2	112.3
Capital lease obligations	6.0	2.1	2.7	1.2	--
Non-cancelable operating leases	58.4	13.7	28.5	11.0	5.2
Fredonia combustion turbines lease (3)	79.2	3.7	9.7	9.3	56.5
Energy purchase obligations	4,496.3	396.5	971.2	812.1	2,316.5
Financial hedge obligations	(8.4)	(5.6)	2.5	(3.4)	(1.9)
Total contractual cash obligations	$7,637.2	$703.8	$1,386.9	$986.6	$4,559.9

Amount of Commitment Expiration Per Period

Commercial Commitments (in millions)	Total	2002	2003-2004	2005-2006	2007 and Thereafter
Guarantees (4)	$117.0	--	$117.0	--	--
Lines of credit - available (5)	260.6	7.5	253.1	--	--
Total commercial commitments	$377.6	$7.5	$370.1	--	--

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
  On January 7, 2002, the Board of Directors of PSE declared a dividend payable on April 1, 2002 for preferred stock outstanding on March 14, 2002.
  In April 2001, PSE entered into a lease line of up to $70 million with a financial institution, under which PSE leases two combustion turbines for its Fredonia 3 and 4 electric generation facility. The lease has a term expiring in 2011, but can be cancelled by PSE after three years. Lease payments and amortization under the lease include interest equal to 1.20% above the London inter-bank offered rate (LIBOR). At March 31, 2002, PSE's outstanding balance under the lease was $61.8 million. For purposes of the table, lease payments assume a LIBOR of 1.87%. The expected residual value under the lease is the lesser of $36 million or 60% of the cost of the equipment. In the event the equipment is sold to a third party upon termination of the lease and the aggregate sales proceeds are less than 87% of the unamortized value of the equipment, PSE would be required to pay the lessor an amount equal to the deficiency.
  In June 2001, InfrastruX signed a credit agreement with several banks to provide up to $150 million in financing. Under the credit agreement, Puget Energy is the guarantor of the line of credit.
  At March 31, 2002, PSE had $375 million in lines of credit with various banks, which provide credit support for the outstanding bank loans and commercial paper of $155.4 million, effectively reducing the available borrowing capacity under these lines of credit to $219.6 million. InfrastruX had $171.1 million in lines of credits with various banks, which fund capital requirements of InfrastruX and its subsidiaries. InfrastruX and its subsidiaries had outstanding loans of $130.1 million, effectively reducing the available borrowing capacity under these lines of credit to $41.0 million.

Puget Sound Energy. The following are PSE's aggregate contractual and commercial commitments as of March 31, 2002:

Puget Sound Energy	Payments Due Per Period

Contracutal Obligations (in millions)	Total	2002	2003-2004	2005-2006	2007 and Thereafter
Long-term debt	$2,200.85	$107.0	$210.5	$112.0	$1,771.3
Short-term debt	155.4	155.4	--	--	--
Trust preferred securities (1)	300.0	--	--	--	300.0
Preferred dividends (2)	1.1	1.1	--	--	--
Service contract obligations	210.4	14.4	40.5	43.2	112.3
Non-cancelable operating leases	42.7	9.2	20.2	8.2	5.1
Fredonia combustion turbines lease (3)	79.2	3.7	9.7	9.3	56.5
Energy purchase obligations	4,496.3	396.5	971.2	812.1	2,316.5
Financial hedge obligations	(8.4)	(5.6)	2.5	(3.4)	(1.9)
Total contractual cash obligations	$7,477.5	$681.7	$1,254.6	$981.4	$4,559.8

Amount of Commitment Expiration Per Period

Commercial Commitments (in millions)	Total	2002	2003-2004	2005-2006	2007 and Thereafter
Lines of credit - available (4)	$219.6	--	$219.6	--	--

(1)	See note (1) above.
(2)	See note (2) above.
(3)	See note (3) above.
(4)	See note (5) above with respect to PSE.

      In 1995 and 1997, PSE sold a stream of future electric revenues associated with $237.7 million of its investment in conservation assets in its electric general rate tariff to two grantor trusts. As a result of this sale, PSE collects these revenues from its electric customers and remits them to the trusts. During the three months ended March 31, 2002, PSE collected and remitted $3.1 million to the trusts as compared to $9.2 million for the same period in 2001. The remaining principal amounts expected to be collected on behalf of the trusts are $26.3 million at March 31, 2002.

Utility Construction Program. Current utility construction expenditures for generation, transmission and distribution are designed to meet continuing customer growth and to improve efficiencies of PSE's energy delivery systems. Construction expenditures, excluding equity Allowance for Funds Used During Construction (AFUDC), were $61.3 million for the three months ended March 31, 2002. PSE expects construction expenditures will be approximately $227.0 million in 2002. Construction expenditure estimates are subject to periodic review and adjustment in light of changing economic, regulatory, environmental and conservation factors.

Other Additions. Other property, plant and equipment additions were $5.0 million for the three months ended March 31, 2002. Puget Energy expects InfrastruX's capital additions to be $11.5 million in 2002. InfrastruX will continue to acquire companies related to utility infrastructure services with its available line of credit and cash.

Capital Resources

Cash From Operations. Cash generated from operations (net of dividends and AFUDC) totaled $201.5 million for the three months ended March 31, 2002, and provided 296.8% of the $67.9 million of utility construction expenditures (net of AFUDC) and other capital expenditure requirements for that period.
      Cash from operations (net of dividends and AFUDC) during 2002 is projected to be approximately 132.4% of estimated construction expenditures (excluding AFUDC) and other capital expenditure requirements assuming PSE's general rate increase settlements are approved in full. Puget Energy and PSE expect to continue financing the utility construction program and other capital expenditure requirements with internally generated funds.

Financing Program. Financing utility construction requirements and operational needs is dependent upon the cost and availability of external funds through capital markets and from financial institutions. Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, and Puget Energy's and PSE's credit ratings. The Company expects to meet capital and operational needs for the balance of 2002 with cash generated from operations and short-term borrowings under its committed bank lines. The Company does not plan to issue long-term debt or preferred stock.

Restrictive Covenants. In determining the type and amount of future financing, PSE may be limited by restrictions contained in its electric and gas mortgage indentures, articles of incorporation and certain loan agreements. Under the most restrictive tests, at March 31, 2002, PSE could issue:

  no additional first mortgage bonds;
  no additional preferred stock; and
  approximately $239.1 million of unsecured long-term debt.

Credit Ratings. Neither Puget Energy nor PSE has any rating downgrade triggers that would accelerate the maturity dates of their debt. However, a downgrade in the senior secured credit ratings could adversely affect the companies' ability to renew existing, or obtain access to new, credit facilities and could increase the cost of such facilities. For example, under PSE's revolving credit facility, the spreads over the index and commitment fee increase as PSE's secured long term debt ratings decline. A downgrade in commercial paper ratings could preclude PSE's ability to issue commercial paper under its current programs. In addition, any downgrade below investment grade of the senior secured debt could allow counterparties in the wholesale electric, wholesale gas and financial derivative markets to require PSE to post a letter of credit or other collateral, make cash prepayments, obtain a guarantee agreement or provide other mutually agreeable security.
      On April 1, 2002, Moody's Investors Service downgraded Puget Energy's corporate credit rating to Ba1 from Baa3 and PSE's senior secured debt to Baa2 from Baa1. The downgrades concluded Moody's review of possible downgrades from October 9, 2001 when the Washington Commission initially denied PSE's interim electric rate request.
      The current ratings of Puget Energy and Puget Sound Energy, as of April 30, 2002, are:

	Standard & Poor's Ratings	Moody's Ratings
Puget Energy
Corporate credit rating	BBB-	Bal
Senior secured debt	BBB-	*
Puget Sound Energy
Corporate credit rating	BBB-	Baa2
Senior secured debt	BBB	Baa2
Shelf debt senior secured	BBB	*
Senior unsecured	BB+	Baa2
Preferred stock	BB	Bal
Commercial paper	A-3	P-2
Subordinate	*	Baa3

*No rating provided.

Shelf Registrations. In October 2000, PSE filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of senior notes secured by a pledge of PSE's first mortgage bonds, unsecured debentures or trust preferred securities. On May 24, 2001, PSE issued $200 million principal amount of 8.4% trust preferred securities due June 30, 2041. On January 16, 2002, PSE issued $40 million principal amount of 6.25% Senior Medium-Term Notes, Series C, due January 16, 2004, which completed the shelf registration.
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
As of March 31, 2002, no securities had been issued under this shelf registration statement and the only securities available for issuance at this time due to restricted covenants are the common stock of Puget Energy and the unsecured debentures of PSE.

Short-term Borrowings and Commercial Paper. PSE's short-term borrowings from banks and the sale of commercial paper are used to provide working capital for the utility construction program. At March 31, 2002, PSE had available $375 million in lines of credit with various banks, which provide credit support for outstanding commercial paper of $85.4 million and $70.0 million of outstanding short-term borrowing, effectively reducing the available borrowing capacity under these lines of credit to $219.6 million.
      In June 2001, InfrastruX signed a credit agreement with several banks to provide up to $150 million in financing. Puget Energy is the guarantor of the line of credit. In addition, InfrastruX's subsidiaries have $21.1 million in lines of credit with various banks. Short-term borrowings available for InfrastruX are used to fund working capital requirements of InfrastruX and its subsidiaries. At March 31, 2002, InfrastruX and its subsidiaries had outstanding loans of $130.1 million, effectively reducing the available borrowing capacity under these lines of credit to $41.0 million.

Stock Purchase and Dividend Reinvestment Plan. Puget Energy has a stock purchase and dividend reinvestment plan pursuant to which existing shareholders and residents of the State of Washington may invest cash and cash dividends in shares of Puget Energy's common stock. Since new shares of common stock may be purchased directly from Puget Energy, Puget Energy may receive funds for general corporate purposes through the program. Puget Energy has registered 5,000,000 shares of common stock for sale pursuant to the plan. For the three months ended March 31, 2002 and 2001, Puget Energy issued 304,114 shares and 263,462 shares, respectively, resulting in proceeds of $6.5 million and $6.4 million.
      In April 2002, Puget Energy filed an amendment to the plan with the Securities and Exchange Commission to increase the number of shares registered under the plan to 10,000,000, and to permit any interested investor, even if the investor is not an existing shareholder or resident of the State of Washington to invest cash in shares of Puget Energy's common stock. The registration statement relating to the amendment has not yet been declared effective by the Securities and Exchange Commission.

General and Interim Rate Proceedings. On March 28, 2002, the Washington Commission approved the settlement agreement on the Company's interim and general rate proceeding that was announced on March 20, 2002. As a result, an interim electric rate surcharge of $25 million will be in effect for the period April 1, 2002 through June 30, 2002. In addition, three important financial issues were resolved for the general rate case which include the equity capital ratio, the return on equity and adoption of an electric power cost tracker mechanism. The settlement also creates a fast track collaborative process for completion of any adjustments to the Company's requested revenue requirement for the electric general rate case by July 1, 2002 and the gas general rate case by September 1, 2002, months earlier than the previous November 1, 2002 completion date for both cases. If the collaborative process fails to produce a total settlement, the parties have agreed that the electric general rate case will be concluded no later than September 1, 2002.
      As part of the settlement, the Washington State Attorney General's Public Counsel section has agreed to dismiss its complaint filed with the Washington Commission that sought to reduce PSE rates as a result of a disputed interpretation of provisions of the Company's 1997 WUTC merger order relating to a Bonneville Power Administration residential exchange credit.
      The Company expects the settlement will enable it to finance its operations in 2002 within the limits of its existing $375 million bank line of credit.

Other

On May 6, 2002, PSE filed a request with the Washington Commission to lower natural gas rates by ending a temporary surcharge that went into effect September 1, 2001. The requested decrease of 22% in natural gas rates would be effective June 1, 2002, if approved by the Washington Commission. PSE's gas margin and net income will not be affected by the change in gas rates.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks, including changes in commodity prices and interest rates.

Commodity Price Risk. The Company's energy related businesses are exposed to risks related to changes in commodity prices. As part of its business, the Company markets power to wholesale customers by entering into contracts to purchase or supply electric energy or natural gas at specified delivery points and at specified future delivery dates. The Company's energy risk management function manages its core electric and gas supply portfolio.
      The Company manages its energy supply portfolio to achieve three primary objectives:

  Ensure that physical energy supplies are available to serve retail customer requirements;
  Manage portfolio risks to limit undesired impacts on the Company's financial results; and
  Optimize the value of the Company's energy supply assets.

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
      The prices of energy commodities are subject to fluctuations due to unpredictable factors including weather, generation outages and other factors that impact supply and demand. This commodity price risk is a consequence of purchasing energy at fixed and variable prices and providing deliveries at different tariff and variable prices. Costs associated with ownership and operation of production facilities are another component of this risk. The Company may use forward delivery agreements, swaps and option contracts for the purpose of hedging commodity price risk. Unrealized changes in the market value of these derivatives are generally deferred and recognized upon settlement along with the underlying hedged transaction. Effective January 1, 2001, pursuant to Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivative instruments to be recorded on the balance sheet at fair value, changes in the fair value of the Company's derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as a qualifying hedge under the statement. The Company does not consider its current operation to meet the definition of trading activities as described by the Emerging Issues Task Force of the Financial Accounting Standards Board Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities".
      At March 31, 2002, the Company had an after-tax net asset of approximately $5.8 million of energy contracts designated as qualifying as cash flow hedges and a corresponding amount in other comprehensive income. The Company also had energy contracts that were marked-to-market through current earnings for the three month periods of $7.5 million after-tax ($11.5 million pre-tax). A hypothetical 10% increase in the market prices of natural gas and electricity prices would increase the fair value of qualifying cash flow hedges by approximately $5.3 million after-tax and would have an immaterial impact on current earnings for those contracts marked-to-market in earnings.
      In addition, PSE believes its current rate design, including the various special contracts and the PGA mechanism mitigate a portion of the commodity price risk. With the announcement in March 2002 of a settlement in the current electric general rate proceeding, the proposed electric power cost tracker mechanism will also reduce the commodity price risk.
      Market risk is managed subject to parameters established by the Board of Directors. A Risk Management Committee separate from the units that manage these risks monitors compliance with the Company's policies and procedures. In addition, the Audit Committee of the Company's Board of Directors has oversight of the Risk Management Committee.

Interest Rate Risk. The Company believes interest rate risk of the Company primarily relates to the use of short-term debt instruments and new long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities. The Company does utilize bank borrowings, commercial paper and line of credit facilities to meet short-term cash requirements. These short-term obligations are commonly refinanced with fixed rate bonds or notes when needed and when interest rates are considered favorable. The Company may enter into swap instruments to manage the interest rate risk associated with these debts.

PART II OTHER INFORMATION
Item 1. Legal Proceedings

In connection with PSE's interim and general rate case settlement approved by the Washington Commission on March 28, 2002, the Washington Commission dismissed the complaint filed by the Public Counsel Section of the Washington State Attorney General's Office regarding the Residential and Farm Energy Exchange credit under which residential and small farm customers receive benefits of federal power. As reported in PSE's Annual Report on Form 10-K for the year ended December 31, 2001, the Washington Commission approved an amended agreement between PSE and Bonneville Power Administration in June of 2001. Public Counsel had contended that PSE's customers should received the benefits of the agreement that were in place prior to July 1, 2001, as well as the benefits of the amended agreement.
      Contingencies arising out of the normal course of the Company's business exist at March 31, 2002. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 6.	Exhibits and Reports on Form 8-K

(a)	See Exhibit Index for list of exhibits.

(b)	Reports on Form 8-K

Filed by Puget Energy & Puget Sound Energy:

Form 8-K dated January 4, 2002, Item 5 - Other Events, related to the issuance of an accounting order by the Washington Commission to grant deferral of projected under recovered power costs as part of Puget Sound Energy's interim rate proceeding.

Form 8-K dated January 31, 2002, Item 5 - Other Events, related to testimony filed by Washington Commission Staff and Washington State Attorney General's Public Counsel section in regards to Puget Sound Energy's interim rate proceeding.

Form 8-K dated February 8, 2002, Item 5 - Other Events, related to release of year-end earnings.

Form 8-K dated February 13, 2002, Item 5 - Other Events, related to Puget Sound Energy's testimony on its interim rate proceeding.

Form 8-K dated March 20, 2002, Item 5 - Other Events, related to Puget Sound Energy's settlement of its interim and parts of its general rate case proceedings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC.
PUGET SOUND ENERGY, INC.

/s/ James W. Eldredge
James W. Eldredge
Corporate Secretary and Chief Accounting Officer

Date: May 15, 2002	Chief accounting officer and officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

The following exhibits are filed herewith:

12-1	Statement setting forth computation of ratios of earnings to fixed charges (1997 through 2001 and 12 months ended March 31, 2002) for Puget Energy.
12-2	Statement setting forth computation of ratios of earnings to fixed charges (1997 through 2001 and 12 months ended March 31, 2002) for PSE.