Form 10-Q
period 2002-08-08
PUGET SOUND ENERGY INC; PUGET ENERGY INC /WA
filed 2002-08-12
CIK 81100, 1085392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
A Washington Corporation.
411 - 108th Avenue N.E.
Bellevue, Washington 98004-5515
(425) 454-6363

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X       No ____

As of June 30, 2002, (i) the number of shares of Puget Energy, Inc. (Puget Energy) common stock outstanding was 87,543,312 ($.01 par value) and (ii) all of the outstanding shares of Puget Sound Energy, Inc. (PSE) common stock were held by Puget Energy.

Table of Contents

Filing Format

Forward-Looking Statements

Part I.	Financial Information
Item I.	Financial Statements

Puget Energy, Inc.

Puget Sound Energy, Inc. (PSE)

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

  the outcome and timing of the gas general rate case filed by PSE with the Washington Utilities and Transportation Commission (Washington Commission) on November 26, 2001;

  governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Commission, with respect to allowed rates of return, financings, industry and rate structures, acquisition and disposal of assets and facilities, operation and construction of hydro, distribution and transmission facilities, recovery of purchased energy and other capital investments, and present or prospective wholesale and retail competition;

  the recent bankruptcy filing by Enron Corporation, financial difficulties by other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways;

  weather, which can have a potentially serious impact on PSE’s ability to procure adequate supplies of gas, fuel or purchased power to serve its customers and on the cost of procuring such supplies;

  hydroelectric conditions, which can have a potentially serious impact on electric capacity and PSE's ability to generate electricity;

  the stability and liquidity of wholesale energy markets generally, including the effect of price controls promulgated in June 2001 by FERC on the availability and price of wholesale energy purchases and sales in the western United States;

  the effect of wholesale and retail competition (including, but not limited to, electric retail wheeling and transmission costs);

  the amount of collection, if any, of PSE’s receivable from the California ISO;

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

  the impact of the bankruptcy filing by Enron and financial difficulties of other energy industry companies on capital market conditions of the utility industry, including the availability and cost of capital;

  changes in Puget Energy's or PSE's credit ratings, which may have an adverse impact on the availability and cost of capital;

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

Part I. Financial Information
Item 1. Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30
(Thousands except per share amounts)
(Unaudited)

2002	2001
 Operating Revenues:
   Electric
   Gas
   Other
      Total operating revenues
Operating Expenses:
Energy costs:
   Purchased electricity
   Purchased gas
   Electric generation fuel
   Residential Exchange
   Unrealized gain on derivative instruments
Utility operations and maintenance
Other operations and maintenance
Depreciation and amortization
Conservation amortization
Taxes other than federal income taxes
Federal income taxes
      Total operating expenses
Operating Income
Other income
Income Before Interest Charges and Minority Interest
Interest charges, net of AFUDC
Minority interest in earnings of consolidated subsidiary
Net Income
Less:  preferred stock dividends accrual
Income for Common Stock
Basic common shares outstanding - weighted average
Diluted common shares outstanding - weighted average
Basic and diluted earnings per share
$ 330,326 144,384 80,277 554,987 142,128 88,520 14,680 (30,964) (252) 73,630 62,082 57,307 3,605 54,584 12,834 478,154 76,833 3,441 80,274 48,682 223 31,369 1,940 $ 29,429 87,448 87,646 $ 0.34	$ 719,694 163,013 52,712 935,419 535,277 104,184 63,134 (10,304) (41,527) 65,414 41,470 52,935 1,603 45,306 11,856 869,348 66,071 1,568 67,639 48,174 -- 19,465 2,085 $ 17,380 86,303 86,576 $ 0.20

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30
(Thousands except per share amounts)
(Unaudited)

2002	2001
 Operating Revenues:
   Electric
   Gas
   Other
      Total operating revenues
Operating Expenses:
Energy costs:
   Purchased electricity
   Purchased gas
   Electric generation fuel
   Residential Exchange
   Unrealized gain on derivative instruments
Utility operations and maintenance
Other operations and maintenance
Depreciation and amortization
Conservation amortization
Taxes other than federal income taxes
Federal income taxes
      Total operating expenses
Operating Income
Other income
Income Before Interest Charges and Minority Interest
Interest charges, net of AFUDC
Minority interest in earnings of consolidated subsidiary
Income Before Cumulative Effect of Accounting Change
Cumulative effect of implementation of FAS-133 derivative instruments and hedge activities, net of tax
Net Income
Less:  preferred stock dividends accrual
Income for Common Stock
Basic common shares outstanding - weighted average
Diluted common shares outstanding - weighted average
Basic earnings per share before cumulative effect of accounting change
Cumulative effect of accounting change
Basic earnings per share
Diluted earnings per share before cumulative effect of accounting change
Cumulative effect of accounting change
Diluted earnings per share

$ 711,860
458,875
141,597
1,312,332

342,400
293,318
79,860
(73,711)
(11,748)
139,571
116,703
113,256
5,769
120,186
33,324
1,158,928
153,404
3,825
157,229
99,080
302
57,847

--
57,847
3,952
$ 53,895
87,309
87,508
$ 0.62
--
$ 0.62
$ 0.62
--
$ 0.62

$ 1,484,701
467,283
103,299
2,055,283

925,493
320,793
165,518
(27,045)
(15,061)
126,593
71,610
106,063
3,205
115,386
66,116
1,858,671
196,612
3,509
200,121
93,609
--
106,512

14,749
91,763
4,243
$ 87,520
86,169
86,443
$ 1.19
(0.17)
$1.02
$ 1.18
(0.17)
$ 1.01

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30
(Dollars in Thousands)
(Unaudited)

2002	2001
Net Income

Other comprehensive income, net of tax:
   Unrealized holding losses arising on marketable securities during the period
   Foreign currency translation adjustment
   Unrealized gains on derivative instruments during the period
   Reversal of unrealized (gains) on derivative instruments
     settled during the period
    Other comprehensive income (loss)
Comprehensive Income (Loss)
$ 31,369 (377) 96 (3,513) 1,347 (2,447) $ 28,922	$ 19,465 (612) -- (278,117) (37,267) (315,996) $ (296,531)

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30
(Dollars in Thousands)
(Unaudited)

2002	2001
Net Income

Other comprehensive income, net of tax:
   Unrealized holding losses arising on marketable securities during the period
   Reclassification adjustment for realized gains on marketable securities included in net income
   Foreign currency translation adjustment
   Transition adjustment for unrealized gain on derivative
     instruments at January 1, 2001
   Unrealized gains on derivative instruments during the period
   Reversal of unrealized gains (losses) on derivative instruments settled during the period
    Other comprehensive income (loss)
Comprehensive Income
$ 57,847 (526) (724) (116) -- (2,102) 32,834 29,366 $ 87,213	$ 91,763 (1,407) -- -- 286,928 (149,379) (143,335) (7,193) $ 84,570

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

June 30, 2002	December 31, 2001
Utility Plant: (at original cost, including construction work in progress of $123,115 and $123,307 respectively)
   Electric
   Gas
   Common
   Less: Accumulated Depreciation and amortization
      Net utility plant

Other Property and Investments:
   Goodwill, net
   Intangibles, net
   Non-utility property and equipment, net
   Other
      Total other property and investments

Current Assets:
   Cash
   Restricted cash
   Accounts receivable, net
   Unbilled revenue
   Materials and supplies, at average cost
   Purchased gas receivable
   Current portion of unrealized gain on derivative instruments
   Prepayment and other
      Total current assets

Other Long-Term Assets:
   Regulatory asset for deferred income taxes
   Regulatory asset for PURPA buyout costs
   Unrealized gain on derivative instruments
   Other
      Total other long-term assets

Total Assets
$ 4,193,417 1,589,701 373,768 (2,268,062) 3,888,824 132,894 16,755 67,333 153,319 370,301 91,273 5,869 272,096 69,970 60,766 -- 314 10,279 510,567 183,721 244,124 8,479 275,090 711,414 $ 5,481,106	$ 4,167,920 1,551,439 362,670 (2,194,048) 3,887,981 102,151 16,059 48,369 150,670 317,249 92,356 -- 279,321 147,008 90,333 37,228 3,315 11,277 660,838 193,016 244,635 3,317 239,941 680,909 $ 5,546,977

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

June 30, 2002	December 31, 2001
Capitalization:
  Common shareholders' investment:
    Common stock $0.01 par value, 250,000,000 shares
    authorized, 87,543,312 shares and 87,023,210 outstanding
    Additional paid-in capital
    Earnings reinvested in the business
    Accumulated other comprehensive income (loss)
  Preferred stock not subject to mandatory redemption
  Preferred stock subject to mandatory redemption
  Corporation obligated, mandatorily redeemable preferred
    securities of subsidiary trust holding solely junior
    subordinated debentures of the corporation
  Long-term debt
      Total capitalization

Minority interest in equity of a consolidated subsidiary

Current Liabilities:
  Accounts payable
  Short-term debt
  Current maturities of long-term debt
  Purchased gas liability
  Accrued expenses:
    Taxes
    Salaries and wages
    Interest
  Current portion of unrealized on derivative instruments
  Other
      Total current liabilities

Long-Term Liabilities:
  Deferred income taxes
  Other deferred credits
  Unrealized loss on derivative instruments
      Total long-term liabilities

Total Capitalization and Liabilities
$ 875 1,362,327 24,051 45 60,000 43,162 300,000 2,197,457 3,987,917 9,947 128,617 125,107 87,212 91,385 76,962 12,068 45,823 4,821 58,036 630,031 624,791 228,378 42 853,211 $ 5,481,106	$ 870 1,358,946 32,229 (29,321) 60,000 50,662 300,000 2,127,054 3,900,440 -- 167,426 348,577 119,523 -- 70,708 14,746 42,505 35,145 46,178 844,808 605,315 196,339 75 801,729 $5,546,977

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30
(Dollars in Thousands)
(Unaudited)

2002	2001
Operating Activities:
Net Income
Adjustment to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization
   Deferred federal and state income taxes and tax credits - net
   Net unrealized (gains) losses on derivative instruments
   Other
Change in certain current assets and current liabilities:
   Accounts receivable and unbilled revenue
   Materials and supplies
   Prepayments and other
   Purchases gas receivable/liability
   Accounts payable
   Accrued expenses and other
      Net Cash Provided by Operating Activities

Investing Activities:
   Construction and capital expenditures-excluding equity AFUDC
   Additions to energy conservation program
   Acquisitions by InfrastruX, net of cash acquired
   Restricted cash
   Loans to Schlumberger (formerly Cellnet Data Services)
   Other
      Net Cash Used by Investing Activities

Financing Activities
   Change in short-term debt - net
   Dividends paid
   Issuance of trust preferred stock
   Redemption of preferred stock
   Issuance of bonds and long term debt
   Redemption of bonds and notes
   Other
      Net Cash Provided (Used) by Financing Activities
Net Increase (Decrease) in Cash
Cash at Beginning of Year
Cash at End of Period
Supplemental Cash Flow Information:
Cash payments for:
   Interest (net of capitalized interest)
   Income taxes

$ 57,847

113,256
28,771
(11,748)
8,197

95,630
31,560
1,161
128,613
(42,126)
24,864
436,025

(128,081)
(4,434)
(40,261)
(5,869)
--
(7,266)
(185,911)

(223,470)
(56,145)
--
(7,500)
95,980
(60,000)
(62)
(251,197)
(1,083)
92,356
$ 91,273

$ 95,779
$ (577)

$ 91,763

106,063
3,997
7,630
10,446

184,594
(639)
(1,168)
(35,577)
(251,235)
(3,005)
112,869

(135,869)
(3,713)
(54,247)
--
(12,158)
(5,903)
(211,890)

(38,008)
(70,675)
200,000
(7,500)
55,165
--
(6,685)
132,297
33,276
36,383
$ 69,659

$ 91,594
$ 59,900

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30
(Dollars in Thousands)
(Unaudited)

2002	2001
 Operating Revenues:
   Electric
   Gas
   Other
      Total operating revenues
Operating Expenses:
Energy costs:
   Purchased electricity
   Purchased gas
   Electric generation fuel
   Residential Exchange
   Unrealized gain on derivative instruments
Utility operations and maintenance
Other operations and maintenance
Depreciation and amortization
Conservation amortization
Taxes other than federal income taxes
Federal income taxes
      Total operating expenses
Operating Income
Other income
Interest Before Interest Charges
Interest charges, net of AFUDC
Net Income
Less:  preferred stock dividends accrual
Income for Common Stock
$ 330,326 144,384 4,155 478,865 142,128 88,520 14,680 (30,964) (252) 73,630 356 54,053 3,605 49,339 11,046 406,141 72,724 3,455 76,179 47,340 28,839 1,940 $ 26,899	$ 719,694 163,013 7,243 889,950 535,277 104,184 63,134 (10,304) (41,527) 65,414 3,496 51,517 1,603 45,306 10,221 828,321 61,629 2,485 64,114 46,839 17,275 2,085 $ 15,190

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30
(Dollars in Thousands)
(Unaudited)

2002	2001
 Operating Revenues:
   Electric
   Gas
   Other
      Total operating revenues
Operating Expenses:
Energy costs:
   Purchased electricity
   Purchased gas
   Electric generation fuel
   Residential Exchange
   Unrealized gain on derivative instruments
Utility operations and maintenance
Other operations and maintenance
Depreciation and amortization
Conservation amortization
Taxes other than federal income taxes
Federal income taxes
      Total operating expenses
Operating Income
Other income
Interest Before Interest Charges
Interest charges, net of AFUDC
Income Before Cumulative Effect of Accounting Change
Cumulative effect of implementation of FAS-133 derivative instruments and hedge activities, net of tax
Net Income
Less:  preferred stock dividends accrual
Income for Common Stock
$ 711,860 458,875 4,714 1,175,449 342,400 293,318 79,860 (73,711) (11,748) 139,571 810 107,731 5,769 112,904 31,089 1,027,993 147,456 3,764 151,220 96,683 54,537 -- 54,537 3,952 $ 50,585	$ 1,484,701 467,283 29,290 1,981,274 925,493 320,793 165,518 (27,045) (15,061) 126,593 6,619 103,002 3,205 115,386 65,032 1,789,535 191,739 5,328 197,067 92,164 104,903 14,749 90,154 4,243 $ 85,911

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30
(Dollars in Thousands)
(Unaudited)

2002	2001
Net Income

Other comprehensive income, net of tax:
   Unrealized holding losses on marketable securities
       arising during the period
   Unrealized gains (losses) on derivative instruments during the period
   Reversal of unrealized gains on derivative instruments
     settled during the period
    Other comprehensive income (loss)
Comprehensive Income (Loss)
$ 28,839 (377) 3,513 (1,347) 1,789 $ 30,628	$ 17,275 (612) (278,117) (37,267) (315,996) $ (298,721)

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30
(Dollars in Thousands)
(Unaudited)

2002	2001
Net Income

Other comprehensive income, net of tax:
   Unrealized holding losses on marketable securities
      arising during the period
   Reclassification adjustment for realized gains on marketable securities included in net income
   Transition adjustment for unrealized gain on derivative
     instruments at January 1, 2001
   Unrealized losses on derivative instruments during the period
   Reversal of unrealized (gains) losses on derivative instruments settled during the period
    Other comprehensive income (loss)
Comprehensive Income
$ 54,537 (526) (724) -- (2,102) 32,834 29,482 $ 84,019	$ 90,154 (1,407) -- 286,928 (149,379) (143,335) (7,193) $ 82,961

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

June 30, 2002	December 31, 2001
Utility Plant: (at original cost, including construction work in progress of $123,115 and $123,307 respectively)
   Electric
   Gas
   Common
   Less: Accumulated depreciation and amortization
      Net utility plant

Other Property and Investments

Current Assets:
   Cash
   Restricted cash
   Accounts receivable, net
   Unbilled revenue
   Materials and supplies, at average cost
   Purchased gas receivable
   Current portion of unrealized gain on derivative instruments
   Prepayment and other
      Total current assets

Other Long-Term Assets:
   Regulatory asset for deferred income taxes
   Regulatory asset for PURPA buyout costs
   Unrealized gain on derivative instruments
   Other
      Total other long-term assets

Total Assets
$ 4,193,417 1,589,701 373,768 (2,268,062) 3,888,824 154,875 68,159 5,869 205,104 69,970 55,625 -- 314 4,977 410,018 183,721 244,124 8,479 275,090 711,414 $ 5,165,131	$ 4,167,920 1,551,439 362,670 (2,194,048) 3,887,981 150,530 82,708 -- 235,348 147,008 85,318 37,228 3,315 7,405 598,330 193,016 244,635 3,317 239,941 680,909 $ 5,317,750

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

June 30, 2002	December 31, 2001
Capitalization:
  Common shareholders' investment:
    Common stock $10 stated value, 150,000,000 shares
    authorized, 85,903,791 shares outstanding
    Additional paid-in capital
    Earnings reinvested in the business
    Accumulated other comprehensive income (loss)
  Preferred stock not subject to mandatory redemption
  Preferred stock subject to mandatory redemption
  Corporation obligated, mandatorily redeemable preferred
    securities of subsidiary trust holding solely junior
    subordinated debentures of the corporation
  Long-term debt
      Total capitalization

Current Liabilities:
  Accounts payable
  Short-term debt
  Current maturities of long-term debt
  Purchased gas liability
  Accrued expenses:
    Taxes
    Salaries and wages
    Interest
  Current portion of unrealized loss on derivative instruments
  Other
      Total current liabilities

Long-Term Liabilities:
  Deferred income taxes
  Other deferred credits
  Unrealized loss on derivative instruments
      Total long-term liabilities

Total Capitalization and Liabilities
$ 859,038 382,600 53,737 161 60,000 43,162 300,000 2,063,824 3,762,522 118,087 108,046 87,000 91,385 76,303 12,068 45,823 4,821 25,966 569,499 617,377 215,691 42 833,110 $ 5,165,131	$ 859,038 382,592 55,345 (29,321) 60,000 50,662 300,000 2,053,815 3,732,131 154,600 338,168 117,000 -- 70,210 14,746 42,505 35,145 25,178 797,552 601,001 186,991 75 788,067 $ 5,317,750

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30
(Dollars in Thousands)
(Unaudited)

2002	2001
Operating Activities:
Net Income
Adjustment to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization
   Deferred federal and state income taxes and tax credits - net
   Net unrealized (gains) losses on derivative instruments
   Other
Change in certain current assets and current liabilities:
   Accounts receivable and unbilled revenue
   Materials and supplies
   Prepayments and other
   Purchases gas receivable/liability
   Accounts payable
   Accrued expenses and other
      Net Cash Provided by Operating Activities

Investing Activities:
   Construction and capital expenditures-excluding equity AFUDC
   Additions to energy conservation program
   Restricted cash
   Loans to Schlumberger (formerly Cellnet Data Services)
   Other
      Net Cash Used by Investing Activities

Financing Activities
   Change in short-term debt - net
   Dividends paid
   Issuance of trust preferred stock
   Redemption of preferred stock
   Issuance of bonds
   Redemption of bonds and notes
   Other
      Net Cash Provided (Used) by Financing Activities
Net Increase (Decrease) in Cash
Cash at Beginning of Year
Cash at End of Period
Supplemental Cash Flow Information:
Cash payments for:
   Interest (net of capitalized interest)
   Income taxes (net of refunds)
$ 54,537

107,731
25,670
(11,748)
5,231

107,282
29,693
2,429
128,613
(36,650)
15,861
428,649

(113,133)
(4,434)
(5,869)
--
(5,888)
(129,324)

(230,122)
(56,145)
--
(7,500)
--
(20,000)
(107)
(313,874)
(14,549)
82,708
$ 68,159

$ 93,033
$ (838)
$ 90,154

103,002
8,074
7,630
17,495

189,784
(3,417)
(416)
(35,577)
(244,140)
(11,876)
120,713

(135,420)
(3,713)
--
(12,158)
(5,902)
(157,193)

(48,161)
(70,675)
200,000
(7,500)
--
--
(6,346)
67,318
30,838
36,383
$ 67,221

$ 91,594
$ 59,900

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Consolidation Policy

       The consolidated financial statements of Puget Energy include the accounts of Puget Energy and its subsidiaries, PSE and InfrastruX Group, Inc. (InfrastruX). Puget Energy holds all the common shares of PSE and holds a majority interest in InfrastruX. The results of PSE and InfrastruX are presented on a consolidated basis. PSE's consolidated financial statements include the accounts of PSE and its subsidiaries. Puget Energy and PSE are collectively referred to herein as "the Company". The consolidated financial statements are presented after elimination of all significant intercompany items and transactions. Minority interests in operating results are reflected in the consolidated financial statements. Certain amounts previously reported have been reclassified to conform with current year presentations with no effect on total equity or net income.

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

       Puget Energy's basic earnings per common share have been computed based on weighted average common shares outstanding of 87,448,000 and 87,309,000 for the three and six months ended June 30, 2002, respectively and 86,303,000 and 86,169,000 for the three and six months ended June 30, 2001, respectively.

       Puget Energy's diluted earnings per common share have been computed based on weighted average common shares outstanding of 87,646,000 and 87,508,000 for the three and six months ended June 30, 2002, respectively, and 86,576,000 and 86,443,000 for the three and six months ended June 30, 2001, respectively. These shares include the dilutive effect of securities related to employee and director equity plans. The difference between the number of basic common shares and diluted common shares is immaterial.

(3)	Segment Information (Puget Energy Only)

       Puget Energy operates in primarily two business segments: "PSE" (regulated utility operations) and "InfrastruX" (utility infrastructure services). Puget Energy's regulated utility operation generates, purchases, transports and sells electricity, and natural gas. The service territory covers approximately 6,000 square miles in Washington state. InfrastruX specializes in contracting services to other gas and electric utilities, primarily in the Mid-West, Texas and the Eastern United States.

       The "Other" non-utility line of business includes a PSE real estate and development subsidiary and Puget Energy holding company related expenses. The assets of ConneXt, the developer and marketer of customer information and billing system software, were sold during the third quarter of 2001. Reconciling items between segments are not material.

      Financial data for business segments are as follows:

(Dollars in Thousands) Three Months Ended June 30, 2002	PSE	InfrastruX	Other	Total
Revenues	$ 474,710	$ 76,121	$ 4,156	$ 554,987
Depreciation and amortization	54,000	3,253	54	57,307
Federal income taxes	9,538	1,824	1,472	12,834
Operating income	70,547	4,177	2,109	76,833
Interest charges, net of AFUDC	47,340	1,342	--	48,682
Net income	26,662	2,598	2,109	31,369
Goodwill, net	--	132,894	--	132,894
Total assets	5,038,294	317,212	125,600	5,481,106
Goodwill, net at December 31, 2001	--	$ 102,151	--	$ 102,151
Total asset at December 31, 2001	$ 5,178,601	229,125	$ 139,251	5,546,977

Three Months Ended June 30, 2001	PSE	InfrastruX	Other	Total
Revenues	$ 882,707	$ 45,469	$ 7,243	$ 935,419
Depreciation and amortization	51,513	1,418	4	52,935
Federal income taxes	8,954	1,654	1,248	11,856
Operating income	59,211	4,480	2,380	66,071
Interest charges, net of AFUDC	46,731	1,336	107	48,174
Net income	14,956	2,228	2,281	19,465

Six Months Ended June 30, 2002	PSE	InfrastruX	Other	Total
Revenues	$ 1,170,735	$ 136,883	$ 4,714	$ 1,312,332
Depreciation and amortization	107,673	5,525	58	113,256
Federal income taxes	29,291	2,350	1,683	33,324
Operating income	145,021	6,162	2,221	153,404
Interest charges, net of AFUDC	96,683	2,397	--	99,080
Net income	52,280	3,524	2,043	57,847

Six Months Ended June 30, 2001	PSE	InfrastruX	Other	Total
Revenues	$ 1,951,984	$ 74,009	$ 29,290	$ 2,055,283
Depreciation and amortization	102,995	3,061	7	106,063
Federal income taxes	57,187	1,111	7,818	66,116
Operating income	177,039	4,924	14,649	196,612
Interest charges, net of AFUDC	91,951	1,445	213	93,609
Net income	75,375	1,661	14,727	91,763

(4)	Accounting for Derivative Instruments and Hedging Activities

       On January 1, 2001, Puget Energy adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), as amended by Statement No. 138. Statement No. 133 requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value. The Company enters into both physical and financial contracts to manage its energy resource portfolio including forward physical and financial contracts, option contracts and swaps. The majority of these contracts qualify for the normal purchase and normal sale exception provided by Statement No. 133.

       On January 1, 2001, the Company recognized the cumulative effect of adopting Statement No. 133 by recording a liability and an offsetting after-tax decrease to current earnings of approximately $14.7 million for the fair value of electric derivatives that did not meet hedge criteria. The Company also recorded an asset and an offsetting increase to other comprehensive income of approximately $286.9 million for the fair value of derivative instruments that did meet hedge criteria on the implementation date.

       During the three months ended June 30, 2002, the Company recorded an increase in earnings for the change in the market value of derivative instruments not meeting cash flow hedge criteria of approximately $0.3 million pre-tax ($0.2 million after-tax) as compared to an increase in earnings of $41.5 million pre-tax ($27.0 million after-tax) for the same period in 2001. During the six month period ending June 30, 2002, the Company recorded an increase in earnings of approximately $11.7 million pre-tax ($7.6 million after-tax) as compared to a decrease in earnings of $7.6 pre-tax ($4.9 million after-tax) for the same period in 2001.

       At October 15, 2001, the Company had recorded a deferred liability of approximately $26.9 million after-tax for financial gas contracts to be used for electric production that until October 15, 2001 were designated as qualifying cash flow hedges. Changes in the market values of these de-designated contracts resulted in the recording of a loss of $7.8 million pre-tax ($5.1 million after-tax) to earnings in the fourth quarter of 2001. During the three months ended March 31, 2002, all of these contracts were settled or terminated, resulting in the loss being reversed during the first quarter of 2002.

       On September 19, 2001, the Financial Accounting Standards Board's Derivative Implementation Group for Statement No. 133 issued guidance under Issue C16 - "Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and Purchased Option Contract" which became effective in the second quarter of 2002 for Puget Energy. Issue C16 establishes that fuel supply contracts that combine a forward contract with a purchased option cannot qualify for the normal purchase and normal sales exception because of the optionality of the quantity of fuel to be delivered under the contract.

       A review of the fuel supply contracts by the Company determined that two long term fuel supply contracts that deliver natural gas to the Company's Encogen combustion turbine plant contained provisions for the purchase of optional quantities of fuel, and as originally written, would no longer qualify as normal purchase contracts upon implementation of Issue C16. In the second quarter of 2002, the Company signed amendments to those contracts that remove the optional provisions, requiring that the Company purchase 100% of the contractual fuel quantities for the remaining terms of the contracts. As a result, the contracts continue to qualify for the normal purchase-normal sale exception to Statement 133.

(5)	Acquisitions (Puget Energy Only)

       During the six months ended June 30, 2002, InfrastruX, a majority-owned subsidiary of Puget Energy, acquired Chapman Construction Company, an electric utility construction company, and Flowers Construction Company, an electric and gas utility construction and maintenance contractor. Both companies are based in Texas. With these acquisitions, InfrastruX's combined annualized revenues are expected to be approximately $320 million. During 2001, InfrastruX made six acquisitions of utility infrastructure companies in the Eastern United States, Mid-West and Texas. These companies provide utility infrastructure services such as: installing, replacing and restoring underground cables and pipes for utilities; transmission and distribution pipeline construction, maintenance and rehabilitation services for the natural gas and petroleum industries, including directional drilling and vacuum excavation; and transmission and distribution overhead electric construction services to electric utilities and cooperatives.

       The above acquisitions in both 2001 and 2002 were accounted for using the purchase method of accounting and, accordingly, the operating results of these companies have been included in Puget Energy's consolidated financial statements since their acquisition dates. Goodwill representing the excess of cost over the net tangible and identifiable intangible assets of the business at the time of purchase was approximately $137.3 million. During 2001, goodwill was being amortized on a straight-line basis using a 30-year life except for goodwill on two acquisitions made after June 30, 2001, which was not amortized per Statement of Financial Accounting Standards No. 142 - "Goodwill and Other Intangible Assets" (Statement No. 142). With the implementation of Statement No. 142 on January 1, 2002, Puget Energy discontinued amortizing goodwill and reclassified $5.2 million of intangible assets that no longer met the criteria of identifiable intangible assets to goodwill. In lieu of the amortization, Puget Energy performed an initial impairment review of goodwill and determined that no impairment would be recorded. Puget Energy will perform an annual impairment review hereafter or at the time an event or circumstance would reduce the fair value below the carrying value.

       The income statement effects of discontinuing amortization of goodwill for the comparative periods are as follows for Puget Energy:

Three Months Ended	Six Months Ended
June 30	June 30
(Dollars in Thousands)	2002	2001	2002	2001
Reported net income for common	$ 29,429	$ 17,380	$ 53,895	$ 87,520
Add back goodwill amortization	--	676	--	1,303
Adjusted net income for common	$ 29,429	$ 18,056	$ 53,895	$ 88,823

Basic earnings per share
Reported net income for common	$ 0.34	$ 0.20	$ 0.62	$ 1.02
Add back goodwill amortization	--	0.01	--	0.01
Adjusted net income for common	$ 0.34	$ 0.21	$ 0.62	$ 1.03

Diluted earnings per share
Reported net income for common	$ 0.34	$ 0.20	$ 0.62	$ 1.01
Add back goodwill amortization	--	0.01	--	0.01
Adjusted net income for common	$ 0.34	$ 0.21	$ 0.62	$ 1.02

     Identifiable intangible assets acquired as a result of acquisitions of companies are amortized over the expected useful lives of assets, which range from five to 20 years. As InfrastruX acquires more companies the total amortization amount in future periods will change. Identifiable intangible assets are as follows:

June 30, 2002	December 31, 2001
(Dollars in Thousands)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Covenant not to compete	$ 4,061	$ 718	$ 3,343	$ 2,768	$ 364	$ 2,404
Developed technology	14,190	1,360	12,830	14,190	1,005	13,185
Patents	582	--	582	470	--	470
Total	$ 18,833	$ 2,078	$ 16,755	$ 17,428	$ 1,369	$ 16,059

     The identifiable intangible amortization expense for the three and six months ended June 30, 2002 was $0.4 million and $0.7 million, respectively, compared to $0.3 million and $0.5 million for the same periods of 2001. The identifiable intangible assets amortization for future periods based on the current acquisitions will be:

(Dollars in Thousands)	2002	2003	2004	2005	2006	2007
Future Intangible Amortization	$ 761	$ 1,528	$ 1,528	$ 1,512	$ 1,181	$ 766

(6)	Restricted Cash

       Restricted cash represents cash to be used for specific purposes. Approximately $4.8 million in restricted cash is for residential and small farm customers who receive a credit on their bills for the Residential and Farm Energy Exchange credit tariff. The restricted amount is the excess paid by the Bonneville Power Administration over the credit provided to these customers. Approximately $1.1 million in restricted cash is for a real estate development project that a city requires to ensure work is completed either by the Company or by the city.

(7)	New Accounting Pronouncements

       In August 2001, the Financial Accounting Standards Board issued Statement No. 143 - "Accounting for Asset Retirement Obligations" (Statement No. 143). Statement No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the company will capitalize the cost as part of the asset's carrying amount and expense the retirement obligation over the asset's useful life. The adoption of this statement is for fiscal years beginning after June 15, 2002, although earlier adoption is encouraged. The Company is in the process of determining the impacts of this statement. The Federal Energy Regulatory Commission which has jurisdiction over utilities such as PSE, has not yet issued accounting guidance on Statement No. 143.

       The Emerging Issues Task Force of the Financial Accounting Standard's Board (EITF or Task Force) at its June 2002 meeting came to a consensus on one of three items included in EITF Issue 02-3 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3). The Task Force has agreed that all mark-to-market gains and losses on energy trading contracts whether realized or unrealized will be shown net in the income statement (costs offset against revenues), irrespective of whether the contract is physically settled. The presentation will be applicable to financial statements for periods ending after July 15, 2002. The Company performs risk management activities to optimize the value of energy supply and transmission assets and to ensure that physical energy supply is available to meet the customer demand loads. The Company also purchases energy when demand exceeds available supplies in its portfolio; likewise the Company makes sales to other utilities and marketers when surplus energy is available. These transactions are part of the Company's normal operations to meet retail load. The Company reports these transactions gross in the income statement in electric operating revenue and purchased power. The Company's unrealized gains and losses are shown net in the income statement in operating expenses as a separate expense item. Beginning in the third quarter of 2002, the Company will present all actual settled energy contracts that meet this definition net in the income statement with all comparative financial statements reclassified to conform to the new presentation. The adoption of EITF 02-3 will not have any impact on the net income of the Company.

(8)	Other

       On March 28, 2002, the Washington Commission approved a settlement agreement that was announced on March 20, 2002 which resolved the Company's request for an interim rate increase and three of the four significant financial issues in the Company's electric and gas general rate cases. As a result, an interim electric rate surcharge of $25 million was in effect for the period April 1, 2002 through June 30, 2002. The three important financial issues that were resolved for the general rate case included the equity capital ratio, the return on equity and adoption of an electric power cost adjustment mechanism. The settlement also created a fast track collaborative process for completion of any adjustments to the Company's requested revenue requirement for the gas general rate case by September 1, 2002. If the fast track collaborative process cannot be completed by September 1, 2002, then the completion of the gas general rate case would be no later than November 1, 2002.

       On June 20, 2002, the Washington Commission issued final regulatory approval of the comprehensive electric-rate settlement submitted by PSE, key constituents and customer groups, state regulatory staff and the state attorney general's Public Counsel Section. The authorization grants PSE a 4.6% electric general rate increase that will generate approximately an additional $59 million annually beginning July 1, 2002. In addition, the settlement provides for an 8.76% overall return on capital based on a projected capital structure with an equity component of 40% and an authorized 11% return on common equity. The settlement also resolved all electric and gas cost allocation issues and established an 8.76% overall return on capital for the gas general rate case. The settlement also includes a power cost adjustment mechanism that triggers if PSE's costs to provide customers' electricity falls outside certain bands from a normalized level of power costs established in the electric general rate case. The cumulative maximum pre-tax earnings exposure due to power cost variations over the four year period ending June 30, 2006 is limited to $40 million plus 1% of the excess. All significant variable power supply cost drivers are included in the power cost adjustment mechanism (hydroelectric generation variability, market price variability for purchased power and surplus power sales, natural gas and coal fuel price variability, generation unit forced outage risk and wheeling cost variability). The mechanism apportions increases or decreases in power costs, on a graduated scale, between PSE and its customers in the following manner:

Annual Power
Cost Variability	Customers' Share	Company's Share (1)
+/- $20 million	0%	100%
+/- $20-$40 million	50%	50%
+/- $40-$120 million	90%	10%
+/- $120+ million	95%	5%

(1) Over the four year period July 1, 2002 through June 30, 2006, the Company’s share of pre-tax power cost variances is capped at a cumulative $40 million plus 1% of the excess.

       Interest will be accrued on any overcollection or undercollection of the customer's share of the excess power cost that is deferred. The Company can also request a power cost adjustment rate surcharge if for any 12 month period the projected deferred power cost will exceed $30 million.

       On May 24, 2002, the Washington Commission allowed a Purchased Gas Adjustment rate reduction that was filed by PSE on May 6, 2002 to become effective June 1, 2002, lowering natural gas rates by 21.2%. This ended a temporary surcharge that went into effect September 1, 2001. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the prices. PSE's gas margin and net income is not affected by the change in gas rates.

       PSE was formally designated as a "potentially liable party" under the Washington State Model Toxics Control Act for a new site in Washington state on March 29, 2002, because PSE's predecessor companies operated a manufactured gas plant in the area from 1907 to 1956. During 1992, the Washington Commission issued an order regarding the treatment of certain environmental costs incurred by PSE under its remediation program. The order authorizes the Company to accumulate and defer prudently incurred cleanup costs paid to third parties for recovery in rates established in future rate proceedings. The Company believes its future environmental remediation costs are recoverable from either insurance companies, third parties or under the Washington Commission's order and has recorded a regulatory asset.

       For all gas environmental sites, legal and remediation activities incurred to date total approximately $58.3 million and approximately $37.6 million has been accrued for future remediation costs for this and other remediation sites. To date, the Company has recovered approximately $58.2 million from insurance carriers and other third parties. Based on all known facts and analyses, the Company believes it is not likely that the identified environmental liabilities will result in a material adverse impact on the Company's financial position, operating results or cash flow trends. The Company is currently pursuing claims against insurance companies and third parties for the amount spent on legal and remediation costs to date along with future remediation costs.

       In February 2002, the Company filed a shelf registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of any combination of common stock of Puget Energy, principal amount of senior notes of PSE secured by a pledge of first mortgage bonds, unsecured debentures of PSE or trust preferred securities of PSE.

       In June 2001, InfrastruX signed a three year credit agreement with several banks to provide up to $150 million in financing. Puget Energy is the guarantor of the line of credit. In addition, InfrastruX's subsidiaries have $29.5 million in lines of credit with various banks. Borrowings available for InfrastruX are used to fund acquisitions and working capital requirements of InfrastruX and its subsidiaries. At June 30, 2002, InfrastruX and its subsidiaries had outstanding loans of $148.1 million, effectively reducing the available borrowing capacity under these lines of credit to $31.4 million.

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

Puget Energy
Results of Operations

       All of the operations of Puget Energy are conducted through its subsidiaries, PSE and InfrastruX. Puget Energy's net income for the three months ended June 30, 2002 was $31.4 million on operating revenues of $555.0 million, compared to net income of $19.5 million on operating revenues of $935.4 million for the same period in 2001. Net income for common stock was $29.4 million for the second quarter of 2002 compared to $17.4 million for the second quarter of 2001. Basic and diluted earnings per share were $0.34 for the second quarter of 2002 compared to $0.20 for the second quarter of 2001.

       For the first six months of 2002, net income was $57.8 million on operating revenues of $1.3 billion, compared to net income of $91.8 million on operating revenues of $2.1 billion for the corresponding period in 2001. Income for common stock was $53.9 million for the first half of 2002 and $87.5 million for the same period in 2001. Basic and diluted earnings per common share were $0.62 for the six months ended June 30, 2002 and $1.02 and $1.01, respectively, for the same period in 2001. The six months results of 2001 are net of a charge to earnings of $0.17 per basic and diluted share associated with the adoption of Statement No. 133.

       Total kilowatt-hour energy sales to retail electric consumers in the second quarter of 2002 were 4.4 billion compared to 4.7 billion in 2001. Kilowatt-hours transported to commercial and industrial transportation customers under a new electric tariff established in the third quarter of 2001 were 516.9 million for the second quarter of 2002. Those transport customers were served under a retail full service industrial tariff in 2001. Kilowatt-hour sales to wholesale customers were 1.4 billion in the second quarter of 2002 compared to 2.0 billion in 2001. Total gas sales to retail consumers in the second quarter of 2002 were 158.5 million therms compared to 160.7 million therms in 2001. Total gas delivered for transportation customers in the second quarter of 2002 was 49.0 million therms compared to 44.2 million therms in 2001. For the six month periods ended June 30, 2002 and 2001, total kilowatt-hour sales to retail electric consumers were 9.9 billion and 10.4 billion, respectively. Kilowatt-hours transported to transportation customers were 1.1 billion for the first six months of 2002. Kilowatt-hour sales to wholesale customers were 2.8 billion for the first six months of 2002 compared to 3.9 billion in 2001. Total gas sales to retail consumers for the first six months of 2002 were 505.5 million therms compared to 481.1 million therms in 2001. Total gas delivered for transportation customers for the first six months of 2002 was 103.8 million therms compared to 93.2 million therms in 2001.

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

       The Company meets its forecasted electric supply needs throughout the year through Company-controlled electric generation and by obtaining power through long-term contracts, annual contracts and short-term markets. The Company meets its forecasted natural gas supply needs throughout the year through Company-owned gas storage and by purchasing gas supplies through long-term contracts, annual contracts and short-term markets. The Company also performs risk management activities to optimize the value of energy supply and transmission assets and to ensure that physical energy supply is available to meet the customer demand loads. The Company also purchases energy when demand exceeds available supplies in its portfolio; likewise the Company makes sales to other utilities and marketers when surplus energy is available. These transactions are part of the Company's normal operations to meet retail load. Electric sales to other utilities and marketers vary by quarter and year depending principally upon water conditions for the generation of hydroelectric power, retail customer usage, the energy requirements of other utilities and energy market conditions in the Pacific Northwest. The June 27, 2002 seasonal water supply forecast published by the National Weather Service indicated that the total forecasted runoff into the Grand Coulee reservoir for the period April through September 2002 would be 110% of normal. This compares to 57% of normal for the same period in 2001. Although runoff conditions are above normal, PSE expects hydro generation from the Mid-Columbia projects will be slightly below normal in 2002 due to the refilling of the reservoirs that were drawn down by last year's drought conditions.

       Temperatures based on heating-degree-days measured at Seattle-Tacoma airport during the three month period ended June 30, 2002 were 7% cooler than normal as compared to heating-degree-days being 12% cooler than normal during the three month period ended June 30, 2001.

Results of Operations of Puget Energy
Comparative Three and Six Months Ended
June 30, 2002 vs. June 30, 2001
Increase (Decrease)
(Dollars in Millions)

Three Month Period	Six Month Period
Operating revenue changes:
Electric revenue sold at index rates	$(62.6)	$ (152.6)
Electric revenue sold to conservation trust	5.6	11.7
Residential exchange credit	(11.9)	(22.7)
Interim electric rate increase April - June 2002	25.0	25.0
Electric load and other	0.3	9.0
Electric transportation revenue	4.5	8.1
Electric sales to other utilities and marketers	(350.3)	(651.3)
Total electric revenue change	(389.4)	(772.8)
Retail gas revenue	(19.3)	(9.3)
Gas transportation revenue and other	0.7	0.9
Total gas revenue change	(18.6)	(8.4)
InfrastruX revenue	30.7	62.9
Other revenue	(3.1)	(24.6)
Total operating revenue change	(380.4)	(742.9)

Operating expense changes:
Energy costs:
Purchased electricity	(393.1)	(583.1)
Residential exchange power cost credit	(20.7)	(46.7)
Purchased gas	(15.7)	(27.5)
Electric generation fuel	(48.4)	(85.7)
Unrealized (gain) loss on derivative instruments	41.2	3.4
Utility operations and maintenance:
Production operations and maintenance	6.4	7.1
Personal energy management	(1.4)	(1.5)
Other utility operations and maintenance	3.2	7.4
Other operations and maintenance
InfrastruX operations and maintenance	23.7	50.7
Other operations and maintenance	(3.1)	(5.5)
Depreciation and amortization	4.4	7.1
Conservation amortization	2.0	2.6
Taxes other than federal income taxes	9.3	4.8
Federal income taxes	1.0	(32.8)
Total operating expense change	(391.2)	(699.7)

Other income (net of tax) change	1.8	0.3
Interest charges change	0.5	5.4
Minority interest in earnings of consolidated subsidiary change	0.2	0.3
FAS-133 transition loss (net of tax) change	--	(14.7)
Net income change	$ 11.9	$ (33.9)

The following is additional information pertaining to the changes outlined in the previous table.

Operating Revenues - Electric

       Electric revenues for the three months ended June 30, 2002 were $330.3 million, a decrease of $389.4 million compared to the same period in 2001. Retail kWh sales volumes declined 7.6% from 4.7 billion kWh in 2001 to 4.4 billion kWh in 2002. Retail sales revenue decreased 15.7% as a result of industrial and commercial customers on market index rates switching to transportation rate tariffs beginning in July 2001, as allowed by a Washington Commission order dated April 5, 2001, authorizing the establishment of a transportation tariff. Transportation revenues were $4.5 million in the three months ended June 30, 2002. Electric sales to other utilities and marketers in the western wholesale market, including the Pacific Northwest, decreased $350.3 million in the three months ended June 30, 2002 compared to the same period in 2001 due to decreased prices in the wholesale electricity market. Wholesale sales volumes declined by 587.5 million kWh or 29.0% in the three months ended June 30, 2002 compared to the same period in 2001.

       Electric revenues for the six months ended June 30, 2002 were $711.9 million, a decrease of $772.8 million compared to the same period in 2001. Retail kWh sales volumes declined 5.1% from 10.4 billion kWh in 2001 to 9.9 billion kWh in 2002. Retail sales revenue decreased 15.8% as a result of industrial and commercial customers on market index rates switching to transportation rate tariffs beginning in July 2001, as allowed by a Washington Commission order dated April 5, 2001, authorizing the establishment of a transportation tariff. Transportation revenues were $8.0 million in the six months ended June 30, 2002. Electric sales to other utilities and marketers in the western wholesale market, including the Pacific Northwest, decreased $651.3 million in the six months ended June 30, 2002 compared to the same period in 2001 due to decreased prices in the wholesale electricity market. Wholesale sales volumes declined by 1.1 billion kWh or 27.6% in the six months ended June 30, 2002 compared to the same period in 2001.

       On April 25, 2001, the Washington Commission approved "time-of-day" rates for approximately 300,000 residential electric customers for the period May 1, 2001 through September 30, 2001. On September 26, 2001, the Washington Commission authorized the extension of the "time-of-day" rates pilot program for residential customers through May 31, 2002 and to allow approximately 20,000 business customers to participate in a "time-of-day" rates program from October 1, 2001 through September 30, 2002. Pursuant to the order, if the cumulative revenues collected under "time-of-day" tariffs during the beginning through the end of the programs exceed the revenues that would have been collected under the original tariffs, PSE must defer any overcollection and refund it to participating customers. Through June 30, 2002, revenues billed under the "time-of-day" tariff have been slightly less than the original tariffs by an immaterial amount, thus no deferred liability was established at June 30, 2002. This provision ended on July 1, 2002 when the electric general rate increase became effective. Personal Energy ManagementTM consumption information is available to all classes of customers. Customers are able to monitor their energy usage and shift usage to low-demand off-peak periods. This program reduces the demand for peak power generation.

       Revenues from electric customers in the first six months of 2001 and 2002 were reduced by a Residential and Farm Energy Exchange credit tariff in place from October 1, 1995 through June 30, 2001 and an amended Residential Purchase and Farm Energy Exchange credit in place since July 1, 2001. On June 13, 2001, the Washington Commission approved an amended Residential Purchase and Sale Agreement between PSE and Bonneville Power Administration (BPA) under which PSE's residential and small farm customers would continue to receive benefits of federal power. Completion of this agreement enables PSE to continue to provide, and in fact increase, effective January 1, 2002, the Residential and Farm Energy Exchange credit. Under the amended Residential Purchases and Sale agreement, PSE receives cash payments during the period July 1, 2001 through September 30, 2006 and benefits in the form of power and/or cash equivalent to approximately 648 annual average MW from October 1, 2006 through September 30, 2011. The level and form of any federal benefits to be received by PSE's residential and small farm customers may vary, depending on the outcome of regulatory and legal proceedings and reviews. As of July 1, 2001, the cash payments received from BPA by PSE are passed-through to eligible residential and small farm customers, with an offsetting reduction in purchased electricity expense recorded. PSE expects payments from BPA spread monthly in the amount of $127.3 million for the period January 2002 through September 2002 and $702.2 million for the period October 2002 through September 2006.

       On March 28, 2002, the Washington Commission approved an electric interim rate surcharge that was announced on March 20, 2002 as part of the interim and general rate case proceedings. As a result, an interim electric rate surcharge of $25 million was in effect for the period April 1, 2002 through June 30, 2002.

       On June 20, 2002, the Washington Commission also issued final regulatory approval of a settlement agreement in the electric general rate case. The authorization grants PSE a 4.6% electric general rate increase that will generate approximately an additional $59 million annually beginning July 1, 2002. The approval also includes a power cost adjustment mechanism that triggers if PSE's costs to provide customers' electricity varies from a certain threshold

       To meet customer demand, PSE's power supply portfolio includes net purchases of power under long-term supply contracts. However, depending principally upon streamflow available for hydroelectric generation and weather effects on customer demand, from time to time, PSE may have surplus power available for sale to wholesale customers. PSE manages its core energy portfolio through short and intermediate-term purchases, sales, arbitrage and other risk management techniques. PSE also operates its combustion turbine plants located in Western Washington when it is cost-effective to do so. During the first six months of 2001, PSE had operated its combustion turbine plants extensively to meet retail load requirements compared to the same period in 2002. As energy prices moderated in the fourth quarter of 2001 and the second quarter of 2002, PSE reduced operations of its combustion turbine plants which reduced electric generation fuel expenses compared to the first six months of 2001. In addition, the moderate electricity prices have reduced electric sales to other utilities and marketers as well as purchased electricity costs in the first six months of 2002 compared to the same period in 2001. Wholesale energy sales in the second and third quarters of 2002 have been adversely impacted by very low wholesale energy prices at a time when the Company typically has excess supplies of electricity, thus adversely affecting sales to other utilities and marketers.

       PSE operates within the western wholesale market and made sales into the California energy market during the fourth quarter of 2000. In 2001, Pacific Gas & Electric Company (PG&E) and Southern California Edison defaulted on payment obligations owed to various energy suppliers, including the California Independent System Operator (CAISO). Consequently, the CAISO defaulted on its payment obligations to PSE and various other energy suppliers. During the second quarter of 2001, PSE received partial payments related to these sales which resulted in a receivable balance of $68.0 million. PSE also has a bad debt and a transaction fee reserve totaling $41.5 million in connection with these receivables, such that the net receivable at June 30, 2002 was $26.5 million. On March 1, 2002, Southern California Edison paid its past due energy obligations to the CAISO and various other parties, however, those funds were not used to pay the outstanding balance of the CAISO obligations. PSE is currently pursuing recovery of these obligations.

        On July 25, 2001, FERC ordered an evidentiary hearing to determine what refunds, California energy buyers are due for purchases in the spot markets operated by the CAISO covering the period October 2, 2000 through June 20, 2001. In July 2002, the CAISO submitted testimony in the proceeding indicating the CAISO owes PSE $61.9 million less a refund due of $26.3 million for a net due PSE of $35.6 million. In July 2002, PSE and various other parties filed rebuttal testimony in the proceeding. If all of the adjustments to the CAISO refund claims proposed in PSE's testimony are adopted, PSE's refund liability would be reduced and PSE's net receivable would be $46.7 million. Hearings on the FERC proceeding are scheduled to resume August 19, 2002 in San Francisco, California, and be completed before the end of August. The Administrative Law Judge is expected to issue his report and recommendations in the fall, and FERC is expected to take action with respect to that report at an indefinite time thereafter.

       FERC Investigation into Western Energy Markets. On July 25, 2001, FERC also established a separate preliminary evidentiary proceeding for the purpose of exploring whether there have been excessive charges for spot market sales in the Pacific Northwest for the period December 25, 2000 through June 20, 2001. The presiding Administrative Law Judge in the Pacific Northwest proceeding has issued a recommendation that refunds with respect to such charges during such period were not warranted. FERC is reviewing this recommendation. PSE made transactions that may be subject to refund in this proceeding. PSE is unable to predict the outcome of this FERC proceeding or any judicial proceeding arising therefrom.

       On May 8, 2002, the FERC issued a data request, concerning specific trading strategies described in memos prepared by Enron, to all sellers, including PSE, of wholesale electricity and/or ancillary services to the CAISO and/or the California Power Exchange Corporation during the years 2000-2001. On May 21 and May 22, 2002, FERC issued two more data requests to all sellers of wholesale electricity or natural gas in the western United States, including PSE, concerning "wash" or "roundtrip" trading activities. Each of the three requests required such sellers to respond with an affidavit concerning the seller's use or knowledge of various trading practices identified in the request. In response to the data requests, PSE conducted a review of its activities, and denied engaging in the trading activity described in the applicable request.

Other California Proceedings. On May 31, 2002, FERC conditionally dismissed a complaint filed on March 20, 2002 by the California Attorney General in Docket EL02-71 that alleged violations of the Federal Power Act by FERC and all sellers (including PSE) of electric power and energy into California. The complaint asserted that FERC’s adoption and implementation of market rate authority was flawed, and that as a result, individual sellers such as PSE were liable for sales of energy at rates that were “unjust and unreasonable.” The condition for dismissal was that all sellers re-file transaction summaries of sales to (and, after a clarifying order issued on June 28, purchases from) certain California entities during 2000 and 2001. PSE re-filed such transaction summaries on July 1 and July 8, 2002. The order of dismissal is now subject to rehearing at the request of the California Attorney General and others.

       On the same day as FERC’s order in Docket EL02-71 was entered, the California Attorney General announced it had filed individual complaints against a number of sellers, including PSE, in California Superior Court in San Francisco. That complaint alleges that PSE’s sales to California violated the requirements of the Federal Power Act, and that as such, the sales also violated certain sections of the California Business Practices Act that forbid unlawful business practices. The complaint asserts that each such “violation” subjects PSE to a fine of up to $2,500 plus an award of attorneys’ fees, and asserts that there were “thousands” of such violations. PSE has removed that suit to federal court, and has moved to dismiss it on the grounds that the issues are within the exclusive or primary jurisdiction of FERC. A decision on that motion is expected in the Fall of 2002. PSE cannot predict the outcome of these proceedings at this time.

       During May 2002, PSE was served with two cross-complaints, by Reliant Energy Services and Duke Energy Trading & Marketing, respectively, in six consolidated class actions pending in Superior Court in San Diego, California. The original complaints in the actions allege violations by the original (approximately 40) defendants of various California Business Practices Act or Cartwright Act (antitrust) provisions. The cross-complaints assert essentially that the cross-defendants, including PSE, were also participants in the energy market in California at the relevant times, and that any remedies ordered against some market participants should be ordered against all. Reliant Energy Services and Duke Energy Trading & Marketing also seek indemnity and conditional relief as a buyer on transactions involving cross-defendants should the plaintiffs prevail. Those cross-complaints added over 30 new defendants, including PSE, to litigation that had been pending for well over a year and had been set for trial in state court. Some of the newly added defendants removed that litigation to federal court. PSE and numerous other defendants added by the cross-complaints have moved to dismiss these claims, and those motions are scheduled to be heard in September 2002, together with motions to remand the case back to state court filed by the original plaintiffs. As a result of the various motions, no trial date is set at this time. PSE cannot predict the outcome of this proceeding, nor can PSE evaluate any of the claims at this time.

Operating Revenues - Gas

       Gas sales to retail customers decreased $19.3 million (2.1 million therms) for the three month period ended June 30, 2002 compared to the same period in 2001 due to lower natural gas prices that are passed through to customers in the Purchased Gas Adjustment (PGA) and the switching of some industrial customers from retail to transportation tariffs. Gas delivered for transportation customers increased $0.4 million (4.8 million therms) for the three month period ended June 30, 2002.

       Gas sales to retail customers decreased $9.3 million while volume increased 24.4 million therms for the six month period ended June 30, 2002 compared to the same period in 2001 due to lower natural gas prices that are passed through to customers in the PGA and cooler temperatures increasing consumption. Gas delivered for transportation customers increased $0.5 million (10.6 million therms) for the six month period ended June 30, 2002.

       On August 29, 2001, the Washington Commission approved a decrease in PSE's natural gas rates of 8.9% due to lower natural gas costs purchased for customers under terms of the Purchased Gas Adjustment (PGA) mechanism effective September 1, 2001. Also, on May 24, 2002, the Washington Commission allowed a decrease in PGA rates of 21.2% to become effective on June 1, 2002. This ended a temporary surcharge that went into effect September 1, 2001. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in gas pipeline transportation costs. PSE's gas margin and net income are not affected by changes under the PGA.

Operating Revenues - Other

       Other operating revenues for the three and six months ended June 30, 2002 increased $27.6 million and $38.3 million from the same periods in 2001. This increase was due primarily to the acquisitions of several companies by InfrastruX in 2001, which contributed $30.7 million and $62.9 million for the three and six months ended June 30, 2002. Excluding the impact of acquisitions for InfrastruX for the three and six month periods ended June 30, 2002, InfrastruX's revenue increased $1.2 million and decreased $0.2 million, respectively. InfrastruX records revenues as services are performed or on a percent of completion for fixed price projects. Offsetting the increase from InfrastruX is a decrease of $3.1 million and $24.6 million for the three and six months ended June 30, 2002 as compared to the same periods in 2001 primarily due to a decrease in property sales from PSE's real estate development subsidiary Puget Western, Inc.

Operating Expenses

       Purchased electricity expenses decreased $393.1 million and $583.1 million for the three and six month periods ended June 30, 2002 compared to the same periods in 2001. The decreases reflect the dramatic decline of wholesale electricity prices since June 2001. In addition, PSE experienced an 83-day unplanned outage of one of PSE's 104 MW combustion turbine electric generating units located at its Fredonia generating station from February 21, 2001 to May 14, 2001, resulting in higher purchased electricity costs during that period. The historic low hydroelectric power generation conditions experienced in 2001 forced PSE to purchase additional energy during that period to meet retail electric customer loads.

       Purchased gas expenses decreased $15.7 million and $27.5 million for the three and six month periods ended June 30, 2002 compared to the same periods in 2001. The decrease was due primarily to the impact of decreased gas costs, which are passed through to customers through the PGA mechanism. The PGA allows PSE to recover expected gas costs. PSE defers, as a receivable or liability, any gas costs that exceed or fall short of the amount in PGA rates and accrues interest under the PGA. The PGA balance was a receivable at June 30, 2001 of $131.6 million while the balance at June 30, 2002 was a liability of $91.4 million.

       Electric generation fuel expense decreased $48.4 million and $85.7 million for the three and six month periods ended June 30, 2002 compared to the same periods in 2001 as a result of decreased generation costs at PSE-controlled combustion turbine facilities. These facilities operated at much higher levels during the six months ended June 30, 2001 compared to the same period in 2002 to meet retail electric customer loads due to adverse hydroelectric conditions in 2001.

       Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA increased $20.7 million and $46.7 million for the three and six month periods ended June 30, 2002 compared to the same periods in 2001 due to the amended Residential Purchase and Sale Agreement between PSE and BPA as discussed in Operating Revenues - Electric. As of July 2001, all residential exchange credits are passed through to eligible residential and small farm customers by a corresponding reduction in revenues.

       Unrealized gains/losses on derivative instruments during the three months and six months ended June 30, 2002 resulted in an increase in earnings of $0.3 million, and $11.7 million compared to an increase of $41.5 million and $15.1 million respectively, for the same periods in 2001. The unrealized gains and losses recorded in the income statement are the result of the change in the market value of derivative instruments not meeting cash flow hedge criteria. In addition, Statement No. 133 was adopted on January 1, 2001, and as a result, a one-time $14.7 million after-tax transition loss was recorded in 2001 from recognizing the cumulative effect of this change in accounting principle. (For further discussion see Note 4).

       Production operations and maintenance cost increased $6.4 million and $7.1 million for the three and six month periods ended June 30, 2002 compared to the same periods in 2001 due primarily to a $4.0 million pre-tax charge related to an industrial accident at Colstrip units 1 and 2, of which PSE is a 50% owner, and overall higher operating costs for the Colstrip generating facilities.

       Other utility operations and maintenance costs increased $3.2 million for the three months ended June 30, 2002 compared to the same period in 2001 due primarily to the final determination of the net curtailment gain recorded in the first quarter of 2002 for Statement of Financial Accounting Standards No. 88 - "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (Statement No. 88) as calculated by PSE's actuary. The full impact of the Statement No. 88 gain is recorded in the income statement. Other utility operations and maintenance costs increased $7.4 million for the six months ended June 30, 2002 compared to the same period in 2001 due primarily to PSE employee severance costs totaling $4.2 million related to strategic outsourcing of operations work to service providers.

       InfrastruX operations and maintenance expenses increased $23.7 million and $50.7 million for the three and six month periods ended June 30, 2002 compared to the same periods in 2001 due primarily to the acquisition of companies during 2001. Excluding the impact of acquisitions for the three and six month periods ended June 30, 2002, InfrastruX's operating expenses increased $0.9 million and decreased $1.0 million, respectively. PSE's other operations and maintenance expenses decreased $3.1 million and $5.5 million for the three and six month periods ended June 30, 2002 compared to the same periods in 2001 primarily due to the sale of ConneXt's assets in the third quarter of 2001.

       Depreciation and amortization expense increased $4.4 million and $7.1 million for the three and six months ended June 30, 2002 compared to the same periods in 2001 due primarily to the effects of new plant placed into service during the past year. Also contributing to the increase are the acquisitions by InfrastruX which increased depreciation and amortization by $0.6 million and $1.7 million for the three and six month periods ended June 30, 2002, respectively.

       Taxes other than federal income taxes increased $9.3 million and $4.8 million for the three and six month periods ended June 30, 2002 compared to the same periods in 2001 primarily due to property taxes, payroll taxes and a municipal tax expense of $1.7 million related to various claims by cities that PSE underpaid municipal taxes owed as a result of not collecting the tax in rural areas that were annexed by cities. Property taxes for PSE increased by $6.3 million and $5.9 million for the three and six months ended June 30, 2002 compared to the same periods in 2001 due primarily to increases in the valuation of plant. Payroll taxes for InfrastruX increased by $4.7 million and $6.4 million for the three and six months ended June 30, 2002 due primarily to an increased workforce as new acquisitions have been completed.

       Federal income taxes includes a one-time refund of $4.7 million, recorded in the second quarter of 2002, related to the audit of the Company's 1998 and 1999 federal income tax returns. Of this amount, $4.1 million reduced current tax expense and the balance, $0.6 million, was recorded as a deferred income tax liability. Additionally, the Company recorded interest income of $0.7 million in Other Income for a total refund amount of $5.4 million, which was received in the second quarter of 2002 from the Internal Revenue Service.

Interest Charges

       Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $0.5 million and $5.4 million for the three and six month periods ended June 30, 2002 compared to the same periods in 2001 as detailed in the following table:

Interest Charges Increase (Decrease)	Three Month	Six Month
(Dollars in Millions)	Period	Period
PSE long-term debt interest	$ 2.2	$ 6.4
PSE other interest	(1.7)	(1.9)
PSE total interest charges change	0.5	4.5
InfrastruX interest charges change	--	0.9
PE interest charges change	$ 0.5	$ 5.4
       PSE's interest on long-term debt increased primarily as a result of the issuance of $200 million 8.40% Trust Preferred Securities in May 2001. Other interest expense decreased compared to the same periods in 2001 due primarily to lower weighted average interest rates and lower average daily short-term borrowings. InfrastruX's six months ended June 30, 2002 interest charges increased due to an increase in the amount of debt outstanding.

Capital Expenditures, Capital Resources and Liquidity

Capital Requirements

Contractual Obligations and Commercial Commitments
       Puget Energy.  The following are Puget Energy's aggregate consolidated (including PSE) contractual and commercial commitments as of June 30, 2002:

Payments Due Per Period
PUGET ENERGY Contractual Obligations (in millions)	Total	2002	2003- 2004	2005- 2006	2007 and Thereafter
Long-term debt	$ 2,305.4	$ 58.9	$ 360.0	$ 115.0	$ 1,771.5
Short-term debt	125.1	125.1	--	--	--
Trust preferred securities (1)	300.0	--	--	--	300.0
Preferred dividends (2)	1.1	1.1	--	--	--
Service contract obligations	205.5	9.5	40.5	43.2	112.3
Capital lease obligations	8.2	0.9	4.4	2.9	--
Non-cancelable operating leases	64.6	13.0	34.9	11.2	5.5
Fredonia combustion turbines lease (3)	78.1	2.5	9.8	9.5	56.3
Energy purchase obligations	4,818.5	407.0	1,211.7	832.5	2,367.3
Financial hedge obligations	8.8	(5.6)	6.1	5.3	3.0
Total contractual cash obligations	$ 7,915.3	$ 612.4	$ 1,667.4	$ 1,019.6	$ 4,615.9

Amount of Commitment Expiration Per Period
Commercial Commitments (in millions)	Total	2002	2003- 2004	2005- 2006	2007 and Thereafter
Guarantees (4)	$ 131.0	--	$ 131.0	--	--
Lines of credit available(5)	298.4	2.1	296.3	--	--
Total commercial commitments	$ 429.4	$ 2.1	$ 427.3	--	--

(1)	In 1997 and 2001, PSE formed Puget Sound Energy Capital Trust I and Puget Sound Energy Capital Trust II, respectively, for the sole purpose of issuing and selling preferred securities (Trust Securities) and issuing common securities to PSE. The proceeds from the sale of Trust Securities were used by the Trusts to purchase Junior Subordinated Debentures (Debentures) from PSE. The Debentures are the sole assets of the Trusts and PSE owns all common securities of the Trusts.
(2)	On April 3, 2002, the Board of Directors of PSE declared a dividend payable on July 1, 2002 for preferred stock outstanding on June 13, 2002.
(3)	In April 2001, PSE entered into a lease line of up to $70 million with a financial institution, under which PSE leases two combustion turbines for its Fredonia 3 and 4 electric generation facility. The lease has a term expiring in 2011, but can be cancelled by PSE after three years. Lease payments and amortization under the lease include interest equal to 1.20% above the London inter-bank offered rate (LIBOR). At June 30, 2002, PSE’s outstanding balance under the lease was $62.1 million. For purposes of the table, lease payments assume a LIBOR of 1.85%. The expected residual value under the lease is the lesser of $36 million or 60% of the cost of the equipment. In the event the equipment is sold to a third party upon termination of the lease and the aggregate sales proceeds are less than 87% of the unamortized value of the equipment, PSE would be required to pay the lessor an amount equal to the deficiency.
(4)	In June 2001, InfrastruX signed a three-year credit agreement with several banks to provide up to $150 million in financing. Under the credit agreement, Puget Energy is the guarantor of the line of credit.
(5)	At June 30, 2002, PSE had $375 million in lines of credit with various banks, which provide credit support for the outstanding bank loans and commercial paper of $108.0 million, effectively reducing the available borrowing capacity under these lines of credit to $267.0 million. The line of credit will expire on February 13, 2003. InfrastruX had $179.5 million in lines of credits with various banks, which fund capital requirements of InfrastruX and its subsidiaries. InfrastruX and its subsidiaries had outstanding loans of $148.1 million, effectively reducing the available borrowing capacity under these lines of credit to $31.4 million.

       Puget Sound Energy. The following are PSE's aggregate contractual and commercial commitments as of June 30, 2002:

Payments Due Per Period
PUGET SOUND ENERGY Contractual Obligations (in millions)	Total	2002	2003- 2004	2005- 2006	2007 and Thereafter
Long-term debt	$ 2,150.8	$ 57.0	$ 210.5	$ 112.0	$ 1,771.3
Short-term debt	108.0	108.0	--	--	--
Trust preferred securities (1)	300.0	--	--	--	300.0
Preferred dividends (2)	1.1	1.1	--	--	--
Service contract obligations	205.5	9.5	40.5	43.2	112.3
Non-cancelable operating leases	41.0	7.5	20.2	8.2	5.1
Fredonia combustion turbines lease (3)	78.1	2.5	9.8	9.5	56.3
Energy purchase obligations	4,818.5	407.0	1,211.7	832.5	2,367.3
Financial hedge obligations	8.8	(5.6)	6.1	5.3	3.0
Total contractual cash obligations	$ 7,711.8	$ 587.0	$ 1,498.8	$ 1,010.7	$ 4,615.3

Amount of Commitment Expiration Per Period
Commercial Commitments (in millions)	Total	2002	2003- 2004	2005- 2006	2007 and Thereafter
Lines of credit - available (4)	$ 267.0	--	$ 267.0	--	--

(1)	See note (1) above.
(2)	See note (2) above.
(3)	See note (3) above.
(4)	See note (5) above with respect to PSE.

       In 1995 and 1997, PSE sold a stream of future electric revenues associated with $237.7 million of its investment in conservation assets in its electric general rate tariff to two grantor trusts. As a result of this sale, PSE collects these revenues from its electric customers and remits them to the trusts. During the three months ended June 30, 2002, PSE collected and remitted $2.7 million to the trusts as compared to $6.5 million for the same period in 2001. In the first quarter of 2002, PSE completed its final remittance to the 1997 trust. The remaining principal expected to be collected on behalf of the 1995 trust is $23.8 million at June 30, 2002.

Utility Construction Program. Current utility construction expenditures for generation, transmission and distribution are designed to meet continuing customer growth and to improve efficiencies of PSE's energy delivery systems. Construction expenditures, excluding equity Allowance for Funds Used During Construction (AFUDC), were $113.1 million for the six months ended June 30, 2002. PSE expects construction expenditures will be approximately $235.0 million in 2002. Construction expenditure estimates are subject to periodic review and adjustment in light of changing economic, regulatory, environmental and conservation factors.

Other Additions. Other property, plant and equipment additions were $15.0 million for the six months ended June 30, 2002. InfrastruX will continue to acquire companies related to utility infrastructure services with its available line of credit and cash.

Capital Resources

Cash From Operations. Cash generated from operations (net of dividends and equity and debt AFUDC) totaled $379.0 million for the six months ended June 30, 2002, and provided 287.9% of the $131.7 million of utility construction expenditures (net of equity and debt AFUDC) and other capital expenditure requirements during the first six months of 2002. Puget Energy and PSE expect to continue financing the utility construction program and other capital expenditure requirements with cash generated from operations and short-term borrowings under its committed bank lines.

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

       The Company must meet certain required equity targets as outlined in the General and Interim Rate Proceeding section and, therefore, will issue common stock prior to the end of 2003 to help reach those targets. If the equity targets are not met then PSE's general rates are subject to a 2% reduction.

Restrictive Covenants. In determining the type and amount of future financing, PSE may be limited by restrictions contained in its electric and gas mortgage indentures, articles of incorporation and certain loan agreements. Under the most restrictive tests, at June 30, 2002, PSE could issue:
  no additional first mortgage bonds due to the interest coverage ratio being below the 2.0 times net earnings available for interest limit (1.95 at June 30,2002). The shortfall of interest coverage is due to under recovery of power costs prior to receiving the electric interim rate relief in the second quarter of 2002. With the interim and general rate relief, the Company expects to be in position to meet the interest coverage ratio and issue first mortgage bonds by the end of 2002. The Company has approximately $953.8 million of electric and gas bondable property available to use for issuance of up to $572.3 million of first mortgage bonds, subject to the interest coverage ratio limitation;
  no additional preferred stock; and
  approximately $232.4 million of unsecured long-term debt.
Credit Ratings. Neither Puget Energy nor PSE has any rating downgrade triggers that would accelerate the maturity dates of outstanding debt. However, a downgrade in the senior unsecured credit ratings could adversely affect the companies' ability to renew existing, or obtain access to new, credit facilities and could increase the cost of such facilities. For example, under PSE's revolving credit facility, the spreads over the index and commitment fee increase as PSE's secured long term debt ratings decline. A downgrade in commercial paper ratings could preclude PSE's ability to issue commercial paper under its current programs. The marketability of PSE commercial paper is currently limited by the A-3/P-2 ratings by Standard & Poor's and Moody's Investor Services. In addition, any downgrade below investment grade of the senior secured debt could allow counterparties in the wholesale electric, wholesale gas and financial derivative markets to require PSE to post a letter of credit or other collateral, make cash prepayments, obtain a guarantee agreement or provide other mutually agreeable security.

       The current ratings of Puget Energy and Puget Sound Energy, as of July 25, 2002, are:

	Standard & Poor's Ratings	Moody's Ratings
Puget Energy
Corporate credit/issuer rating	BBB-	Bal
Puget Sound Energy
Corporate credit/issuer rating	BBB-	Baa3
Senior secured debt	BBB	Baa2
Shelf debt senior secured	BBB	Baa2
Senior unsecured	BB+	Baa3
Preferred stock	BB	Ba2
Commercial paper	A-3	P-2
Subordinate	*	Ba1
Revolving Credit Facility	*	Baa3
Ratings Outlook	Negative	Negative

* No rating provided.

       Standard & Poor's has stated that its negative outlook reflects the fact that current financial ratios are weak for the rating and a concern that Puget Energy and PSE might not be able to achieve current projections, which indicate that both entities should achieve financial targets consistent with the rating by 2004 and 2005. Standard & Poor's further stated that although the Washington Commission settlement agreement provides tools, such as power cost adjustment and required annual equity targets, that should enable Puget Energy and PSE to achieve its projections, additional investment in the unregulated InfrastruX subsidiary could hinder the financial recovery of Puget Energy. Standard & Poor's has raised the business profile on PSE from 5 to 4, stating that the business profile reflects PSE's conservative business strategy, strong markets served by the electric and gas business, and a favorable settlement with the Washington Commission. The Puget Energy business profile is 5, which incorporates the stronger utility business profile of 4 and the weaker InfrastruX business profile of 8. Moody's Investor Services has stated that its negative outlook is based upon lingering uncertainties about the final outcome of FERC investigations and legal proceedings with respect to western power market activities by utilities like PSE that sold power into the California market in 2000.

Shelf Registration. In February 2002, the Company filed a shelf registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of:
  common stock of Puget Energy,
  senior notes of PSE, secured by a pledge of PSE's first mortgage bonds, unsecured debentures of PSE, and
  trust preferred securities of Puget Sound Energy Capital Trust III.
       As of June 30, 2002, no securities had been issued under this shelf registration statement and the only securities available for issuance at this time due to restricted covenants are the common stock of Puget Energy and the unsecured debentures of PSE.

Borrowings and Commercial Paper. PSE's short-term borrowings from banks and the sale of commercial paper are used to provide working capital for the utility construction program. At June 30, 2002, PSE had available $375 million in lines of credit with various banks, which provide credit support for outstanding commercial paper of $78.0 million and $30.0 million of outstanding short-term borrowing, effectively reducing the available borrowing capacity under these lines of credit to $267.0 million. The line of credit will expire February 13, 2003.

       In June 2001, InfrastruX signed a three-year credit agreement with several banks to provide up to $150 million in financing. Puget Energy is the guarantor of the line of credit. In addition, InfrastruX's subsidiaries have $29.5 million in lines of credit with various banks. Borrowings available for InfrastruX are used to fund acquisitions and working capital requirements of InfrastruX and its subsidiaries. At June 30, 2002, InfrastruX and its subsidiaries had outstanding loans of $148.1 million, effectively reducing the available borrowing capacity under these lines of credit to $31.4 million.

Stock Purchase and Dividend Reinvestment Plan. Puget Energy has a stock purchase and dividend reinvestment plan pursuant to which existing shareholders and residents of the State of Washington may invest cash and cash dividends in shares of Puget Energy's common stock. Since new shares of common stock may be purchased directly from Puget Energy, Puget Energy may receive funds for general corporate purposes through the program. Puget Energy has registered 5,000,000 shares of common stock for sale pursuant to the plan. Puget Energy issued common stock from the Stock Purchase and Dividend Reinvestment Plan of $3.3 million (165,996 shares) and $9.8 million (470,110 shares) in the three and six months ended June 30, 2002, compared to $6.4 million (270,818 shares) and $12.8 million (534,280 shares) for the same periods in 2001.

       In April 2002, Puget Energy filed an amendment to the plan with the Securities and Exchange Commission to increase the number of shares registered under the plan to 10,000,000, and to permit any interested investor, even if the investor is not an existing shareholder or resident of the State of Washington, to invest cash in shares of Puget Energy's common stock. The registration statement relating to the amendment has not yet been declared effective by the Securities and Exchange Commission.

General and Interim Rate Proceedings. On March 28, 2002, the Washington Commission approved a settlement agreement that was announced on March 20, 2002 which resolved the Company's request for an interim rate increase and three of the four significant financial issues in the Company's electric and gas general rate cases. As a result, an interim electric rate surcharge of $25 million was in effect for the period April 1, 2002 through June 30, 2002. The three important financial issues that were resolved for the general rate case included the equity capital ratio, the return on equity and adoption of an electric power cost adjustment mechanism. The settlement also created a fast track collaborative process for completion of any adjustments to the Company's requested revenue requirement for the gas general rate case by September 1, 2002. If the fast track collaborative process cannot be completed by September 1, 2002, then the completion of the gas general rate case would be no later than November 1, 2002.

       On June 20, 2002, the Washington Commission issued final regulatory approval of the comprehensive electric-rate settlement submitted by PSE, key constituents and customer groups, state regulatory staff and the state attorney general's Public Counsel Section. The authorization grants PSE a 4.6% electric general rate increase that will generate approximately an additional $59 million annually beginning July 1, 2002. In addition, the settlement provides for an 8.76% overall return on capital based on a projected capital structure with an equity component of 40% and an authorized 11% return on common equity. The settlement also resolved all electric and gas cost allocation issues and established an 8.76% overall return on capital for the gas general rate case.

       The settlement also includes a power cost adjustment mechanism that triggers if PSE's costs to provide customers' electricity falls outside certain bands from a normalized level of power costs established in the electric general rate case. The cumulative maximum pre-tax earnings exposure due to power cost variations over the four year period ending June 30, 2006 is limited to $40 million plus 1% of the excess. All significant variable power supply cost drivers are included in the power cost adjustment mechanism (hydroelectric generation variability, market price variability for purchased power and surplus power sales, natural gas and coal fuel price variability, generation unit forced outage risk and wheeling cost variability). The mechanism apportions increases or decreases in power costs, on a graduated scale, between PSE and its customers in the following manner:

Annual Power
Cost Variability	Customers' Share	Company's Share (1)
+/- $20 million	0%	100%
+/- $20-$40 million	50%	50%
+/- $40-$120 million	90%	10%
+/- $120+ million	95%	5%

(1) Over the four year period July 1, 2002 through June 30, 2006, the Company’s share of pre-tax power cost variances is capped at a cumulative $40 million plus 1% of the excess.

       Interest will be accrued on any overcollection or undercollection of the customer's share of the excess power cost that is deferred. The Company can also request a power cost adjustment rate surcharge if for any 12 month period the projected deferred power cost will exceed $30 million.

       The settlement also gives PSE the financial flexibility to rebuild its common equity ratio to at least 39% over a 3 1/2 year period, with milestones of 34%, 36% and 39% at the end of 2003, 2004 and 2005, respectively. If PSE should fail to meet this schedule, it would be subject to a 2% rate reduction penalty.

Purchased Gas Adjustment Mechanism. On May 24, 2002, the Washington Commission allowed a Purchased Gas Adjustment rate reduction that was filed on May 6, 2002, effective June 1, 2002, lowering natural gas rates by 21.2%. This ended a temporary surcharge that went into effect September 1, 2001. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the prices. PSE’s gas margin and net income is not affected by the change in gas rates.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

       The Company is exposed to market risks, including changes in commodity prices and interest rates.

Commodity Price Risk. The Company’s energy related businesses are exposed to risks related to changes in commodity prices. As part of its business, the Company markets power to wholesale customers by entering into contracts to purchase or supply electric energy or natural gas at specified delivery points and at specified future delivery dates. The Company’s energy risk management function manages its core electric and gas supply portfolio.
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

       At June 30, 2002, the Company had an after-tax net asset of approximately $3.6 million of energy contracts designated as qualifying as cash flow hedges and a corresponding amount in other comprehensive income. The Company also had energy contracts that were marked-to-market through current earnings for the three month period ended June 30, 2002 of $0.2 million after-tax ($0.3 million pre-tax). A hypothetical 10% increase in the market prices of natural gas and electricity would increase the fair value of qualifying cash flow hedges by approximately $4.8 million after-tax and would have an immaterial impact on current earnings for those contracts marked-to-market in earnings.

       In addition, PSE believes its current rate design, including the various special contracts and the PGA mechanism, mitigate a portion of the commodity price risk. The approval in June 2002 of the electric general rate increase and the electric power cost adjustment mechanism will also reduce the commodity price risk. The electric power cost adjustment mechanism will significantly reduce market exposure to volatile wholesale energy and fuel prices.

       Market risk is managed subject to parameters established by the Board of Directors. The Company has established a Risk Management Committee composed of Company officers, separate from the units that manage these risks, that monitors compliance with the Company's policies and procedures. In addition, the Audit Committee of the Company's Board of Directors has oversight of the Risk Management Committee.

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

Other California Proceedings. On May 31, 2002, FERC conditionally dismissed a complaint filed on March 20, 2002 by the California Attorney General in Docket EL02-71 that alleged violations of the Federal Power Act by FERC and all sellers (including PSE) of electric power and energy into California. The complaint asserted that FERC’s adoption and implementation of market rate authority was flawed, and that as a result, individual sellers such as PSE were liable for sales of energy at rates that were “unjust and unreasonable.” The condition for dismissal was that all sellers re-file transaction summaries of sales to (and, after a clarifying order issued on June 28, purchases from) certain California entities during 2000 and 2001. PSE re-filed such transaction summaries on July 1 and July 8, 2002. The order of dismissal is now subject to rehearing at the request of the California Attorney General and others.

       On the same day as FERC’s order in Docket EL02-71 was entered, the California Attorney General announced it had filed individual complaints against a number of sellers, including PSE, in California Superior Court in San Francisco. That complaint alleges that PSE’s sales to California violated the requirements of the Federal Power Act, and that as such, the sales also violate certain sections of the California Business Practices Act that forbids unlawful practices. The complaint asserts that each such “violation” subjects PSE to a fine of up to $2,500 plus an award of attorneys’ fees, and asserts that there were “thousands” of such violations. PSE has removed that suit to federal court, and has moved to dismiss it on the grounds that the issues are within the exclusive or primary jurisdiction of FERC. A decision on that motion is expected in the Fall of 2002. PSE cannot predict the outcome of these proceedings at this time.

       During May 2002, PSE was served with two cross-complaints, by Reliant Energy Services and Duke Energy Trading & Marketing, respectively, in six consolidated class actions pending in Superior Court in San Diego, California. The original complaints in the actions allege violations by the original (approximately 40) defendants of various California Business Practices Act or Cartwright Act (antitrust) provisions. The cross-complaints assert essentially that the cross-defendants, including PSE, were also participants in the energy market in California at the relevant times, and that any remedies ordered against some market participants should be ordered against all. Reliant Energy Services and Duke Energy Trading & Marketing also seek indemnity and conditional relief as a buyer on transactions involving cross-defendants should the plaintiffs prevail. Those cross-complaints added over 50 new defendants, including PSE, to litigation that had been pending for well over a year and had been set for trial in state court. Some of the newly added defendants removed that litigation to federal court. PSE and numerous other defendants added by the cross-complaints have moved to dismiss these claims, and those motions are scheduled to be heard in September 2002, together with motions to remand the case back to state court filed by the original plaintiffs. As a result of the various motions, no trial date is set at this time. PSE cannot predict the outcome of this proceeding, nor can PSE evaluate any of the claims at this time.

       Contingencies arising out of the normal course of the Company's business exist at June 30, 2002. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

       Puget Energy’s annual meeting of shareholders was held on May 14, 2002. At the annual meeting, the shareholders elected two directors that filled vacancies on the Board arising after the 2001 annual meeting to hold office until the annual meeting of shareholders in 2004 and three directors to hold office until the annual meeting of shareholders in 2005 or until their successors are elected and qualified. The vote was as follows:

Number of Shares
For	Withheld
Term Expiring 2004
Stephen P. Reynolds	70,903,403	2,077,924
Dr. Kenneth P. Mortimer	70,196,685	2,784,642

Term Expiring 2005
Charles W. Bingham	70,391,700	2,859,627
Robert L. Dryden	70,859,974	2,121,353
Sally G. Narodick	70,717,332	2,263,995

       There were no broker non-votes.

       The terms of the following directors continued after the annual meeting:

       Douglas P. Beighle
       Phyllis J. Campbell
       Craig W. Cole
       John D. Durbin
       Tomio Moriguchi

Item 6.	Exhibits and Reports on Form 8-K

(a)	See Exhibit Index for list of exhibits.

(b)	Reports on Form 8-K

Filed by Puget Energy

Form 8-K dated April 17, 2002, Item 5 - Other Events, related to first quarter earnings.

Filed by Puget Energy & Puget Sound Energy

Form 8-K dated May 23, 2002, Item 5 - Other Events,related to the comprehensive settlement on PSE's electric general rate case.

Form 8-K dated June 6, 2002, Item 5 - Other Events, PSE's comprehensive settlement on electric general rate case.

Form 8-K dated June 21, 2002, Item 5 - Other Events, related to the Washington Commission approval of the comprehensive settlement of PSE's electric general rate case.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC.

PUGET SOUND ENERGY, INC.

/s/ James W. Eldredge
James W. Eldredge
Corporate Secretary and Chief Accounting Officer

Date: August 12, 2002	Chief accounting officer and officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

The following exhibits are filed herewith:

10-1	Power Sales Contract dated April 15, 2002 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Priest Rapids Project.
10-2	Reasonable Portion Power Sales Contract dated April 15, 2002 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Priest Rapids Project.
10-3	Additional Power Sales Contract dated April 15, 2002 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Priest Rapids Project.
10-4	Change-in-control agreement with G.B. Swofford, Senior Vice President and Chief Operating Officer dated March 12, 1999.
10-5	Change-in-control agreement with T. J. Hogan, Senior Vice President, External Affairs dated March 12, 1999.
12-1	Statement setting forth computation of ratios of earnings to fixed charges (1997 through 2001 and 12 months ended June 30, 2002) for Puget Energy.
12-2	Statement setting forth computation of ratios of earnings to fixed charges (1997 through 2001 and 12 months ended June 30, 2002) for PSE.
99-1	Chief Executive Officer certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99-2	Chief Financial Officer certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.