Form 10-Q
period 2002-11-08
PUGET SOUND ENERGY INC; PUGET ENERGY INC /WA
filed 2002-11-08
CIK 81100, 1085392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

	Exact name of registrant as specified	I.R.S.
	in its charter, state of incorporation,	Employer
Commission	address of principal executive offices,	Identification
File Number	telephone number	Numbers

1-16305	PUGET ENERGY, INC.	91-1969407
A Washington Corporation.
411 - 108th Avenue N.E.
Bellevue, Washington 98004-5515
(425) 454-6363

1-4393	PUGET SOUND ENERGY, INC.	91-0374630
A Washington Corporation.
411 - 108th Avenue N.E.
Bellevue, Washington 98004-5515
(425) 454-6363

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X       No ____

As of September 30, 2002, (i) the number of shares of Puget Energy, Inc. (Puget Energy) common stock outstanding was 87,692,857 ($.01 par value) and (ii) all of the outstanding shares of Puget Sound Energy, Inc. (PSE) common stock were held by Puget Energy.

Table of Contents

Filing Format

Forward-Looking Statements

Part I.	Financial Information
Item 1.	Financial Statements

Puget Energy, Inc.

Puget Sound Energy, Inc. (PSE)

Combined Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II	Other Information
Item 1.	Legal Proceedings
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

Signatures
Certifications of Puget Energy
Certifications of Puget Sound Energy
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
  governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Utilities and Transportation Commission (Washington Commission), with respect to allowed rates of return, financings, industry and rate structures, acquisition and disposal of assets and facilities, operation and construction of hydro, distribution and transmission facilities, recovery of purchased energy and other capital investments, and present or prospective wholesale and retail competition;
  the bankruptcy filing by Enron Corporation, financial difficulties by other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways and also adversely affect the availability of and access to capital and credit markets;
  weather, which can have a potentially serious impact on PSE’s revenues and its ability to procure adequate supplies of gas, fuel or purchased power to serve its customers and on the cost of procuring such supplies;
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
  the amount of collection, if any, of PSE’s receivable from the California Independent System Operator (CAISO);
  changes in, and compliance with, environmental and endangered species laws, regulations, decisions, and policies;
  industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
  the loss of any significant customer, or changes in the business of a major customer that may result in changes in demand for services of PSE;
  general economic conditions in the Pacific Northwest;
  the impact of significant events, such as the attack on September 11, 2001;
  the ability of Puget Energy and PSE to access the capital markets to support requirements for working capital, construction costs and the repayment of maturing debt;
  capital market conditions, including changes in the availability of capital or interest rate fluctuations;
  default by counterparties in the wholesale natural gas and electricity markets that owe PSE money or energy;
  continued deterioration of liquidity in the forward markets in which PSE transacts hedges to manage its energy portfolio risks which can limit PSE’s ability to enter into financial contracts and, therefore, its ability to manage its portfolio risks;
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

PART I Item 1.	FINANCIAL INFORMATION Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30
(Thousands except per share amounts)
(Unaudited)

2002	2001
 Operating Revenues:
   Electric
   Gas
   Other
      Total operating revenues
Operating Expenses:
Energy costs:
   Purchased electricity
   Purchased gas
   Electric generation fuel
   Residential Exchange
   Unrealized (gain) loss on derivative instruments
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
Net Income
Less:  preferred stock dividends accrual
Income for Common Stock
Basic common shares outstanding - weighted average
Diluted common shares outstanding - weighted average
Basic earnings per share
Diluted earnings per share

$ 299,443 65,788 93,245 458,476 132,820 31,126 16,856 (26,427) (335) 68,933 76,316 57,190 4,216 42,226 (1,543) 401,378 57,098 230 57,328 48,439 377 8,512 1,940 $6,572 87,618 87,975 $ 0.07 $ 0.07	$ 333,615 91,778 53,573 478,966 120,444 50,976 67,949 (19,270) 567 64,213 47,881 54,195 1,440 38,671 6,144 433,210 45,756 7,892 53,648 46,839 - 6,809 2,085 $ 4,724 86,571 86,995 $ 0.06 $ 0.05

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
Cumulative effect of accounting change
Diluted earnings per share

$ 978,814
524,663
234,878
1,738,355

442,731
324,444
96,716
(100,139)
(12,083)
208,505
193,025
170,495
9,985
162,412
31,763
1,527,854
210,501
4,055
214,556
147,518
679
66,359
-

66,359
5,892
$ 60,467
87,388
87,737
$ 0.69

-
$ 0.69
$ 0.69

-
$ 0.69

$ 1,497,563
559,061
156,872
2,213,496

725,184
371,769
233,467
(46,315)
(14,494)
190,806
119,492
160,258
4,645
154,057
72,260
1,971,129
242,367
11,402
253,769
140,448
-
113,321
14,749

98,572
6,328
$ 92,244
86,303
86,717
$ 1.24

(0.17)
$1.07
$ 1.23

(0.17)
$ 1.06

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY,INC.
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
   Reversal of unrealized gains on derivative instruments
     settled during the period
    Other comprehensive income (loss)
Comprehensive Income (Loss)
$ 8,512 (439) - 154 5,515 (1,309) 3,921 $ 12,433	$ 6,809 (1,762) (5) - (31,863) (4,481) (38,111) $ (31,302)

PUGET ENERGY,INC.
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
   Unrealized gains (losses) on derivative instruments during the period
   Reversal of unrealized (gains) losses on derivative instruments settled during the period
    Other comprehensive income (loss)
Comprehensive Income
$ 66,359 (966) (724) 38 - 3,413 31,525 33,286 $ 99,645	$ 98,572 (3,169) (5) - 286,928 (181,241) (147,816) (45,303) $ 53,269

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
ASSETS

September 30, 2002	December 31, 2001
Utility Plant: (at original cost, including construction work in progress of $132,630 and $123,307 respectively)
   Electric
   Gas
   Common
   Less: Accumulated Depreciation and amortization
      Net utility plant

Other Property and Investments:
   Goodwill, net
   Intangibles, net
   Non-utility property and equipment, net
   Other
      Total other property and investments

Current Assets:
   Cash
   Restricted cash
   Accounts receivable, net
   Unbilled revenue
   Materials and supplies, at average cost
   Purchased gas receivable
   Current portion of unrealized gain on derivative instruments
   Taxes receivable
   Prepayments and other
      Total current assets

Other Long-Term Assets:
   Regulatory asset for deferred income taxes
   Regulatory asset for PURPA buyout costs
   Unrealized gain on derivative instruments
   Other
      Total other long-term assets

Total Assets

$ 4,216,391
1,613,009
376,943
(2,309,062)
3,897,281

130,635
19,157
74,992
157,307
382,091

96,559
20,872
232,116
71,586
70,788
-
1,678
2,675
13,824
510,098

180,744
243,854
12,951
279,131
716,680

$ 5,506,150

$ 4,167,920
1,551,439
362,670
(2,194,048)
3,887,981

102,151
16,059
48,369
150,670
317,249

92,356
-
279,321
147,008
90,333
37,228
3,315
-
11,277
660,838

193,016
244,635
3,317
239,941
680,909

$ 5,546,977

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
CAPITALIZATION AND LIABILITIES

September 30, 2002	December 31, 2001
Capitalization:
  Common shareholders' investment:
    Common stock $0.01 par value, 250,000,000 shares
       authorized, 87,692,857 and 87,023,210 shares outstanding
    Additional paid-in capital
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
    Taxes
    Salaries and wages
    Interest
  Current portion of unrealized on derivative instruments
  Other
      Total current liabilities

Long-Term Liabilities:
  Deferred income taxes
  Other deferred credits
  Unrealized loss on derivative instruments
      Total long-term liabilities

Total Capitalization and Liabilities
$ 877 1,365,622 8,737 3,965 60,000 43,162 300,000 2,162,841 3,945,204 10,338 151,985 138,331 88,092 98,584 - 12,148 46,051 7,095 47,191 589,477 695,117 266,014 - 961,131 $5,506,150	$ 870 1,358,946 32,229 (29,321) 60,000 50,662 300,000 2,127,054 3,900,440 - 167,426 348,577 119,523 - 70,708 14,746 42,505 35,145 46,178 844,808 605,315 196,339 75 801,729 $5,546,977

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
   Other
Cash collateral received from energy supplier
Change in certain current assets and current liabilities:
   Accounts receivable and unbilled revenue
   Materials and supplies
   Prepayments and other
   Purchases gas receivable/liability
   Accounts payable
   Taxes payable
   Accrued expenses and other
      Net Cash Provided by Operating Activities

Investing Activities:
   Construction and capital expenditures-excluding
      equity AFUDC
   Additions to energy conservation program
   Acquisitions by InfrastruX, net of cash acquired
   Restricted cash
   Repayment of loans from Schlumberger
   Other
      Net Cash Used by Investing Activities

Financing Activities
   Change in short-term debt - net
   Dividends paid
   Issuance of trust preferred stock
   Redemption of preferred stock
   Issuance of bonds and long term debt
   Redemption of bonds and notes
   Other
      Net Cash Provided (Used) by Financing Activities
Net Increase in Cash
Cash at Beginning of Year
Cash at End of Period
Supplemental Cash Flow Information:
Cash payments for:
   Interest (net of capitalized interest)
   Income taxes

$ 66,359

170,495
102,073
(12,083)
31,487
13,990

134,634
21,538
(5,058)
135,812
(19,298)
(71,902)
(1,304)
566,743

(192,177)

(7,708)
(39,807)
(20,872)
-
(9,635)
(270,199)

(210,246)
(76,730)
-
(7,500)
94,197
(92,000)
(62)
(292,341)
4,203
92,356
$ 96,559

$ 143,882
(5,049)

$ 98,572

160,258
7,534
8,197
224
-

271,004
(9,149)
(10,187)
(17,205)
(264,423)
(38,376)
18,320
224,769

(194,883)

(6,241)
(63,510)
-
51,948
(10,382)
(223,068)

(67,753)
(106,147)
200,000
(7,500)
52,470
-
(6,793)
64,277
65,978
36,383
$ 102,361

$ 128,961
62,900

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30
(Dollars in Thousands)
(Unaudited)

2002	2001
 Operating Revenues:
   Electric
   Gas
   Other
      Total operating revenues
Operating Expenses:
Energy costs:
   Purchased electricity
   Purchased gas
   Electric generation fuel
   Residential Exchange
   Unrealized (gain) loss on derivative instruments
Utility operations and maintenance
Other operations and maintenance
Depreciation and amortization
Conservation amortization
Taxes other than federal income taxes
Federal income taxes
      Total operating expenses
Operating Income
Other income
Income Before Interest Charges
Interest charges, net of AFUDC
Net Income
Less:  preferred stock dividends accrual
Income for Common Stock
$ 299,443 65,788 872 366,103 132,820 31,126 16,856 (26,427) (335) 68,933 287 53,406 4,216 37,922 (4,068) 314,736 51,367 210 51,577 46,876 4,701 1,940 $ 2,761	$ 333,615 91,778 802 426,195 120,444 50,976 67,949 (19,270) 567 64,213 1,423 52,060 1,440 38,671 5,362 383,835 42,360 8,885 51,245 45,771 5,474 2,085 $ 3,389

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
Net Income
Less:  preferred stock dividends accrual
Income for Common Stock
$ 978,814 524,663 5,622 1,509,099 442,731 324,444 96,716 (100,139) (12,083) 208,505 1,102 161,187 9,985 150,825 27,002 1,310,275 198,824 3,974 202,798 143,559 59,239 - 59,239 5,892 $ 53,347	$ 1,497,563 559,061 30,092 2,086,716 725,184 371,769 233,467 (46,315) (14,494) 190,806 8,042 155,063 4,645 154,057 70,394 1,852,618 234,098 14,214 248,312 137,936 110,376 14,749 95,627 6,328 $ 89,299

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
   Reversal of unrealized gains on derivative instruments
     settled during the period
    Other comprehensive income (loss)
Comprehensive Income (Loss)
$ 4,701 (439) - 5,515 (1,309) 3,767 $ 8,468	$ 5,474 (1,762) (5) (31,863) (4,481) (38,111) $ (32,637)

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
   Unrealized gains (losses) on derivative instruments during the period
   Reversal of unrealized (gains) losses on derivative instruments settled during the period
    Other comprehensive income (loss)
Comprehensive Income
$ 59,239 (966) (724) - 3,413 31,525 33,248 $ 92,487	$ 95,627 (3,169) (5) 286,928 (181,241) (147,816) (45,303) $ 50,324

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
ASSETS

September 30, 2002	December 31, 2001
Utility Plant: (at original cost, including construction work in progress of $132,630 and $123,307 respectively)
   Electric
   Gas
   Common
   Less: Accumulated depreciation and amortization
      Net utility plant

Other Property and Investments

Current Assets:
   Cash
   Restricted cash
   Accounts receivable, net
   Unbilled revenue
   Materials and supplies, at average cost
   Purchased gas receivable
   Taxes receivable
   Current portion of unrealized gain on derivative instruments
   Prepayment and other
      Total current assets

Other Long-Term Assets:
   Regulatory asset for deferred income taxes
   Regulatory asset for PURPA buyout costs
   Unrealized gain on derivative instruments
   Other
      Total other long-term assets

Total Assets
$ 4,216,391 1,613,009 376,943 (2,309,062) 3,897,281 158,915 76,888 20,872 163,521 71,586 65,676 - 4,766 1,678 9,953 414,940 180,744 243,854 12,951 279,131 716,680 $ 5,187,816	$ 4,167,920 1,551,439 362,670 (2,194,048) 3,887,981 150,530 82,708 - 235,348 147,008 85,318 37,228 - 3,315 7,405 598,330 193,016 244,635 3,317 239,941 680,909 $ 5,317,750

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
CAPITALIZATION AND LIABILITIES

September 30, 2002	December 31, 2001
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
    Taxes
    Salaries and wages
    Interest
  Current portion of unrealized loss on derivative instruments
  Other
      Total current liabilities

Long-Term Liabilities:
  Deferred income taxes
  Other deferred credits
  Unrealized loss on derivative instruments
      Total long-term liabilities

Total Capitalization and Liabilities
$ 859,038 382,600 37,853 3,927 60,000 43,162 300,000 2,035,828 3,722,408 140,130 121,214 83,000 98,584 - 12,148 46,051 7,095 23,379 531,601 684,238 249,569 - 933,807 $ 5,187,816	$ 859,038 382,592 55,345 (29,321) 60,000 50,662 300,000 2,053,815 3,732,131 154,600 338,168 117,000 - 70,210 14,746 42,505 35,145 25,178 797,552 601,001 186,991 75 788,067 $ 5,317,750

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30
(Dollars in Thousands)
(Unaudited)

2002	2001
Operating Activities:
Net Income
Adjustment to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization
   Deferred federal income taxes and tax credits - net
   Net unrealized (gains) losses on derivative instruments
   Other
Cash collateral received from energy supplier
Change in certain current assets and current liabilities:
   Accounts receivable and unbilled revenue
   Materials and supplies
   Prepayments and other
   Purchases gas receivable/liability
   Accounts payable
   Taxes payable
   Accrued expenses and other
      Net Cash Provided by Operating Activities

Investing Activities:
   Construction expenditures-excluding equity AFUDC
   Additions to energy conservation program
   Restricted cash
   Repayment of loans from Schlumberger
   Other
      Net Cash Used by Investing Activities

Financing Activities
   Change in short-term debt - net
   Dividends paid
   Issuance of trust preferred stock
   Redemption of preferred stock
   Redemption of bonds and notes
   Other
      Net Cash Used by Financing Activities
Net Increase (Decrease) in Cash
Cash at Beginning of Year
Cash at End of Period
Supplemental Cash Flow Information:
Cash payments for:
   Interest (net of capitalized interest)
   Income taxes (net of refunds)

$ 59,239

161,187
95,509
(12,083)
25,222
13,900

147,249
19,642
(7,314)
135,812
(14,607)
(69,263)
(1,800)
552,783

(168,744)
(7,708)
(20,872)
-
(7,987)
(205,311)

(216,954)
(76,730)
-
(7,500)
(52,000)
(108)
(353,292)
(5,820)
82,708
$ 76,888

$ 139,574
(5,537)

$ 95,627

155,063
11,611
8,197
11,315
-

278,366
(11,131)
(8,089)
(17,205)
(256,494)
(40,349)
6,524
233,435

(194,883)
(6,241)
-
51,948
(10,382)
(159,558)

(75,442)
(106,147)
200,000
(7,500)
(14,619)
(6,539)
(10,247)
63,630
36,383
$ 100,013

$ 126,448
61,445

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)       Summary of Consolidation Policy

       The consolidated financial statements of Puget Energy include the accounts of Puget Energy and its subsidiaries, PSE and InfrastruX Group, Inc. (InfrastruX). Puget Energy holds all the common shares of PSE and holds a majority interest in InfrastruX. The results of PSE and InfrastruX are presented on a consolidated basis. PSE's consolidated financial statements include the accounts of PSE and its subsidiaries. Puget Energy and PSE are collectively referred to herein as "the Company". The consolidated financial statements are presented after elimination of all significant intercompany items and transactions. Minority interests operating results are reflected in Puget Energy's consolidated financial statements. Certain amounts previously reported have been reclassified to conform with current year presentations with no effect on total equity or net income.
       The consolidated financial statements contained in this Form 10-Q are unaudited. In the respective opinions of the management of Puget Energy and PSE, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected and were of a normal recurring nature. These condensed financial statements should be read in conjunction with the audited financial statements (and the Combined Notes thereto) included in the combined Puget Energy and PSE annual report on Form 10-K for the year ended December 31, 2001, which is available at the Securities and Exchange Commission website at www.sec.gov or at Puget Energy's website at www.pse.com.

(2)       Earnings per Common Share (Puget Energy Only)

       Puget Energy's basic earnings per common share have been computed based on weighted average common shares outstanding of 87,618,000 and 87,388,000 for the three and nine months ended September 30, 2002, respectively and 86,571,000 and 86,303,000 for the three and nine months ended September 30, 2001, respectively.
       Puget Energy's diluted earnings per common share have been computed based on weighted average common shares outstanding of 87,975,000 and 87,737,000 for the three and nine months ended September 30, 2002, respectively, and 86,995,000 and 86,717,000 for the three and nine months ended September 30, 2001, respectively. These shares include the dilutive effect of securities related to employee and director equity plans. The difference between the number of basic common shares and diluted common shares is immaterial.

(3)       Segment Information (Puget Energy Only)

       Puget Energy operates in primarily two business segments: "PSE" (regulated utility operations) and "InfrastruX" (utility infrastructure services). Puget Energy's regulated utility operation generates, purchases, transports and sells electricity. PSE also transports and sells natural gas. The service territory covers approximately 6,000 square miles in Washington State. InfrastruX specializes in contracting services to gas pipeline companies and, gas and electric utilities, primarily in the mid-west, Texas and eastern United States.
       The "Other" non-utility line of business includes a PSE real estate investment and development subsidiary and Puget Energy holding company related expenses. The assets of ConneXt, a former subsidiary of PSE that developed and marketed customer information and billing system software, were sold during the third quarter of 2001. Reconciling items between segments are not material.

      Financial data for business segments are as follows:

(Dollars in Thousands) Three Months Ended September 30, 2002	PSE	InfrastruX	Other	Total
Revenues	$ 365,232	$ 92,372	$ 872	$ 458,476
Depreciation and amortization	53,351	3,784	55	57,190
Federal income taxes	(4,198)	2,602	53	(1,543)
Operating income	51,002	5,871	225	57,098
Interest charges, net of AFUDC	46,876	1,563	-	48,439
Net income	4,335	3,952	225	8,512
Goodwill, net	-	130,635	-	130,635
Total assets	5,059,109	320,755	126,286	5,506,150

Three Months Ended September 30, 2001	PSE	InfrastruX	Other	Total
Revenues	$ 425,393	$ 52,771	$ 802	$ 478,966
Depreciation and amortization	52,057	2,134	4	54,195
Federal income taxes	5,177	783	184	6,144
Operating income	43,229	3,398	(871)	45,756
Interest charges, net of AFUDC	45,710	1,068	61	46,839
Net income	(3,207)	1,337	8,679	6,809

Nine Months Ended September 30, 2002	PSE	InfrastruX	Other	Total
Revenues	$ 1,503,478	$ 229,255	$ 5,622	$ 1,738,355
Depreciation and amortization	161,024	9,308	163	170,495
Federal income taxes	25,095	4,952	1,716	31,763
Operating income	196,021	12,034	2,446	210,501
Interest charges, net of AFUDC	143,558	3,960	-	147,518
Net income	56,616	7,476	2,267	66,359

Nine Months Ended September 30, 2001	PSE	InfrastruX	Other	Total
Revenues	$ 2,056,624	$ 126,780	$ 30,092	$ 2,213,496
Depreciation and amortization	155,052	5,195	11	160,258
Federal income taxes	62,364	1,894	8,002	72,260
Operating income	220,267	8,322	13,778	242,367
Interest charges, net of AFUDC	137,661	2,513	274	140,448
Net income	72,168	2,998	23,406	98,572

Goodwill, net at December 31, 2001	-	$ 102,151	-	$ 102,151
Total assets at December 31, 2001	5,178,601	229,125	139,251	5,546,977

(4)       Accounting for Derivative Instruments and Hedging Activities

       On January 1, 2001, Puget Energy adopted Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement No. 133), as amended by Statement No. 138. Statement No. 133 requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value. The Company enters into both physical and financial contracts to manage its energy resource portfolio including forward physical and financial contracts, option contracts and swaps. The majority of these contracts are not considered derivative instruments and, therefore, qualify for the normal purchase and normal sale exception provided by Statement No. 133.
       On January 1, 2001, the Company recognized the cumulative effect of adopting Statement No. 133 by recording a liability and an offsetting after-tax decrease to current earnings of approximately $14.7 million for the fair value of electric derivatives that did not meet cash flow hedge criteria. The Company also recorded an asset and an offsetting increase to other comprehensive income of approximately $286.9 million for the fair value of derivative instruments that did meet hedge criteria on the implementation date.
       During the three months ended September 30, 2002, the Company recorded an increase in earnings for the change in the market value of derivative instruments not meeting cash flow hedge criteria of approximately $0.3 million pre-tax ($0.2 million after tax) compared to a decrease in earnings of $0.6 million pre-tax ($0.4 million after tax) for the same period in 2001. During the nine month period ending September 30, 2002, the Company recorded an increase in earnings of approximately $12.1 million pre-tax ($7.8 million after tax) as compared to a decrease in earnings of $8.2 million pre-tax ($5.3 million after-tax) for the same period in 2001.
       The Company is a party to five forward energy purchase contracts with an energy trading company whose senior unsecured debt rating was downgraded by Standard & Poor's to B- on October 11, 2002, which suggests that the energy trading company may not be able to perform its contractual obligations. PSE believes, however, that this risk is remote, since the energy trading company continues to perform under the contracts. At inception, the contracts qualified for the normal purchase and normal sale exception in Statement No. 133 and therefore, no unrealized gain or loss has been recorded. As of September 30, 2002, the combined pre-tax value of the contracts was approximately $0.2 million above market price. All of the contracts expire by April 30, 2003.
       In addition, the Company has a series of contracts outstanding with another counterparty whose senior unsecured debt ratings were downgraded in early September 2002 to Ba2 by Moody's and to BBB- by Standard & Poor’s. The counterparty has established a collateral deposit in the amount of $13,990,000 to secure performance under the following contracts. Four are fixed for floating price swap contracts, one expiring June 30, 2008 and three expiring by December 31, 2002, that serve to establish a fixed price for the purchase of natural gas for fuel for Company generating plants which qualify for cash flow hedge accounting under Statement No. 133. Eleven contracts expiring by December 31, 2002 are fixed for floating price swap contracts for natural gas locking in prices of natural gas to serve core gas customers, the costs of which will be recovered under the Purchased Gas Adjustment (PGA) mechanism, and one physical gas supply contract expiring July 31, 2008 which has been designated as a normal purchase under Statement No. 133.
       At October 15, 2001, the Company had recorded a deferred liability of approximately $26.9 million after-tax for financial gas contracts to be used for electric production, that until October 15, 2001, were designated as qualifying cash flow hedges. Changes in the market values of these de-designated contracts resulted in the recording of a loss of $7.8 million pre-tax ($5.1 million after-tax) to earnings in the fourth quarter of 2001. During the three months ended March 31, 2002, all of these contracts were settled or terminated, resulting in the loss being reversed during the first quarter of 2002.

(5) Acquisitions (Puget Energy Only)

       During the first six months of 2002, InfrastruX, a majority-owned subsidiary of Puget Energy, acquired Chapman Construction Company, an electric utility construction company, and Flowers Construction Company, an electric and gas utility construction and maintenance contractor. Both companies are based in Texas. During 2001, InfrastruX made six acquisitions of utility infrastructure companies in the eastern United States, mid-west and Texas. These companies provide utility infrastructure services such as: installing, replacing and restoring underground cables and pipes for utilities; transmission and distribution pipeline construction, maintenance and rehabilitation services for the natural gas and petroleum industries, including directional drilling and vacuum excavation; and transmission and distribution overhead electric construction services to electric utilities and cooperatives.
       The acquisitions in 2001 and 2002 were accounted for using the purchase method of accounting and, accordingly, the operating results of these companies have been included in Puget Energy's consolidated financial statements since their acquisition dates. Goodwill representing the excess of cost over the net tangible and identifiable intangible assets of the business at the time of purchase was approximately $135.1 million before amortization. For the nine months ended September 30, 2002, InfrastruX added $28.5 million of goodwill for a net balance of $130.6 million. During 2001, goodwill was being amortized on a straight-line basis using a 30-year life except for goodwill on two acquisitions made after June 30, 2001, which was not amortized per Statement of Financial Accounting Standards No. 142 - "Goodwill and Other Intangible Assets" (Statement No. 142). With the implementation of Statement No. 142 on January 1, 2002, Puget Energy discontinued amortizing goodwill and reclassified $5.2 million of intangible assets that no longer met the criteria of identifiable intangible assets to goodwill. As required by Statement No. 142, Puget Energy performed an initial impairment review of goodwill in the first quarter of 2002 and determined that no impairment had taken place. Puget Energy will perform an annual impairment review hereafter. In addition, Puget Energy will perform an impairment review at the time an event or circumstance arises that would indicate the fair value would be below its carrying value.
       The income statement effects of discontinuing amortization of goodwill for the comparative periods are as follows for Puget Energy:

Three Months Ended	Nine Months Ended
September 30	September 30
(Dollars in Thousands)	2002	2001	2002	2001
Reported net income for common	$ 6,572	$ 4,724	$ 60,467	$ 92,244
Add back goodwill amortization	-	639	-	1,943
Adjusted net income for common	$ 6,572	$ 5,363	$ 60,467	$ 94,187

Basic earnings per share
Reported net income for common	$ 0.07	$ 0.06	$ 0.69	$ 1.07
Add back goodwill amortization	-	0.01	-	0.02
Adjusted net income for common	$ 0.07	$ 0.07	$ 0.69	$ 1.09

Diluted earnings per share
Reported net income for common	$ 0.07	$ 0.05	$ 0.69	$ 1.06
Add back goodwill amortization	-	0.01	-	0.02
Adjusted net income for common	$ 0.07	$ 0.06	$ 0.69	$ 1.08

       Identifiable intangible assets acquired as a result of acquisitions of companies are amortized over the expected useful lives of the assets, which range from five to 20 years. As InfrastruX acquires more companies the total amortization amount in future periods will change. Identifiable intangible assets are as follows:

At September 30, 2002 (Dollars in Thousands)	Gross Intangibles	Accumulated Amortization	Net Intangibles
Covenant not to compete Developed technology Contractual customer relationships Patents Total	$ 4,061 14,190 2,800 636 $ 21,687	$ 920 1,567 - 43 $ 2,530	$ 3,141 12,623 2,800 593 $ 19,157

At December 31, 2001 (Dollars in Thousands)	Gross Intangibles	Accumulated Amortization	Net Intangibles
Covenant not to compete Developed technology Patents Total	$ 2,768 14,190 470 $ 17,428	$ 364 1,005 - $ 1,369	$ 2,404 13,185 470 $ 16,059

       The identifiable intangible amortization expense for the three and nine months ended September 30, 2002 was $0.5 million and $1.2 million, respectively, compared to $0.3 million and $0.8 million for the same periods of 2001. The identifiable intangible assets amortization for future periods based on the current acquisitions will be:

(Dollars in Thousands)	2002	2003	2004	2005	2006	2007
Future Intangible Amortization	$ 487	$ 1,877	$ 1,877	$ 1,861	$ 1,532	$ 1,115

(6)       Restricted Cash

       Restricted cash represents cash to be used for specific purposes. Approximately $19.8 million in restricted cash is received from the Bonneville Power Administration under the amended Residential Purchase and Sale Agreement for residential and small farm customers who receive a credit on their bills for the Residential and Farm Energy Exchange credit tariff. The restricted amount is the excess paid by the Bonneville Power Administration over the credit provided to these customers. All funds received will be credited to these customers in the future. Approximately $1.1 million in restricted cash is generated from Puget Western, a PSE subsidiary, for a real estate development project that a city requires to ensure work is completed either by the Company or by the city.

(7)       New Accounting Pronouncements

       In August 2001, the Financial Accounting Standards Board issued Statement No. 143 - "Accounting for Asset Retirement Obligations" (Statement No. 143). Statement No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the company will capitalize the cost as part of the asset's carrying amount and expense the retirement obligation over the asset's useful life. The adoption of this statement is for fiscal years beginning after June 15, 2002, although earlier adoption is encouraged. The Company is in the process of determining the impacts of this statement. FERC, which has jurisdiction over utilities such as PSE, has not yet issued accounting guidance on Statement No. 143.
       The Emerging Issues Task Force of the Financial Accounting Standard's Board (EITF or Task Force) at its June 2002 meeting came to a consensus on one of three items included in EITF Issue 02-3 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3). The Task Force has agreed that all mark-to-market gains and losses on energy trading contracts whether realized or unrealized will be shown net in the income statement (costs offset against revenues), irrespective of whether the contract is physically settled. The presentation will be applicable to financial statements for periods ending after July 15, 2002. The Company performs risk management activities to optimize the value of energy supply and transmission assets and to ensure that physical energy supply is available to meet the customer demand loads. The Company also purchases energy when demand exceeds available supplies in its portfolio; likewise the Company makes sales to other utilities and marketers when surplus energy is available. These transactions are part of the Company's normal operations to meet retail load. The Company has reclassified all settled transactions that meet the definition of optimization (trading transactions that optimize hydro resources, purchases and sales between trading points and small amount of energy trading) net in the income statement to conform to the new presentation required under EITF 02-3. The Company previously reported these transactions when settled in a gross manner in the income statement in electric operating revenue and purchased electricity expense. The reclassified amount for the three month period ended September 30, 2001 was $140.7 million and the nine month period ended September 30, 2002 and 2001 was $32.5 million and $461.5 million, respectively. Unrealized gains or losses on derivative instruments that are required to be marked-to-market remain reflected in unrealized (gain) loss on derivative instruments on Puget Energy's and PSE's income statement as required by Statement No. 133. The adoption of EITF 02-3 does not have any impact on the previously reported net income of the Company. The following optimization transactions were recorded in electric operating revenue:

Three Months Ended	Nine Months Ended
September 30	September 30
(Dollars in Thousands)	2002	2001	2002	2001
Optimization sales	$ 15,430	$ 133,220	$ 49,723	$ 466,818
Optimization purchases	15,132	140,704	47,621	461,457
Net margin on optimization transactions	$ 298	$ (7,484)	$ 2,102	$ 5,361

(8)       Other

       On August 28, 2002, the Washington Commission issued an order approving a gas-rate case settlement submitted by PSE, key constituents and customer groups, Washington Commission staff and the Washington State Attorney General's Public Counsel Section. The authorization granted PSE a 5.8% gas general tariff rate increase to cover higher costs of providing natural gas service to customers. This increase will provide approximately $35.6 million in revenue annually. In addition, the Washington Commission approved a decrease in the PGA rate of approximately $45 million annually. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in gas prices. PSE's gas margin and net income is not affected by the change in the PGA rates. Both rate actions became effective September 1, 2002. The PGA decrease on September 1, 2002 was in addition to the rate reduction of June 1, 2002, which lowered gas rates by 21.2%. The June 1, 2002 rate decrease ended a temporary surcharge that went into effect September 1, 2001.
       On September 30, 2002, PSE filed a proposal with the Washington Commission to reduce natural gas supply rates under the PGA for a third time in 2002. The Washington Commission approved the proposal on October 30, 2002 and PSE lowered gas rates through the PGA by approximately 12.5% effective November 1, 2002.
       On June 20, 2002, the Washington Commission issued final regulatory approval of a comprehensive electric-rate case settlement submitted by PSE, key constituents and customer groups, Washington Commission staff and the Washington State Attorney General's Public Counsel Section. The authorization granted PSE a 4.6% electric general rate increase that will generate approximately an additional $59 million in revenue annually beginning July 1, 2002. In addition, the settlement provided for an 8.76% overall return on capital based on a projected capital structure with an equity component of 40% and an authorized 11% return on common equity. The settlement resolved all electric and gas cost allocation issues and established an 8.76% overall return on capital for the gas general rate case.
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

(1) Over the four year period July 1, 2002 through June 30, 2006, the Company’s share of pre-tax power cost variations is capped at a cumulative $40 million plus 1% of the excess.

       Interest will be accrued on any overcollection or undercollection of the customer's share of the excess power cost that is deferred. The Company can also request a power cost adjustment rate surcharge if for any 12 month period the projected deferred power cost will exceed $30 million. There were no deferrals in the third quarter of 2002.
       In February 2002, the Company filed a shelf registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of any combination of common stock of Puget Energy, senior notes of PSE secured by a pledge of first mortgage bonds, unsecured debentures of PSE or trust preferred securities of PSE. On November 5, 2002, Puget Energy sold 5.75 million shares of common stock in a public offering. The net proceeds of approximately $114.9 million will be invested in PSE to reduce its debt.
       In June 2001, InfrastruX signed a three-year credit agreement with several banks to provide up to $150 million in financing. Puget Energy is the guarantor of this line of credit. In addition, InfrastruX's subsidiaries have an additional $29.5 million in lines of credit with various banks. Borrowings available for InfrastruX under both lines of credit are used to fund acquisitions and working capital requirements of InfrastruX and its subsidiaries. At September 30, 2002, InfrastruX and its subsidiaries had outstanding loans of $146.5 million, effectively reducing the available borrowing capacity under these lines of credit to $33.0 million.

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

Puget Energy
Results of Operations

       All of the operations of Puget Energy are conducted through its subsidiaries, PSE and InfrastruX. Puget Energy's net income for the three months ended September 30, 2002 was $8.5 million on operating revenues of $458.5 million compared to net income of $6.8 million on operating revenues of $479.0 million for the same period in 2001. Income for common stock was $6.6 million for the third quarter of 2002 compared to $4.7 million for the third quarter of 2001. Basic and diluted earnings per share were $0.07 for the third quarter of 2002 compared to $0.06 and $0.05, respectively, for the third quarter of 2001.
       For the first nine months of 2002, net income was $66.4 million on operating revenues of $1.7 billion, compared to net income of $98.6 million on operating revenues of $2.2 billion for the corresponding period in 2001. Income for common stock was $60.5 million for the first nine months of 2002 and $92.2 million for the same period in 2001. Basic and diluted earnings per common share were $0.69 for the nine months ended September 30, 2002 compared to $1.07 and $1.06, respectively, for the same period in 2001. The results for the nine month period ended September 30, 2001 are net of a charge to earnings of $0.17 per basic and diluted share associated with the adoption of Statement No. 133.
       Total kilowatt-hour energy sales to retail electric customers in the third quarter of 2002 were 4.2 billion, approximately the same as in 2001. Kilowatt-hours transported to commercial and industrial transportation customers under a new electric tariff established in the third quarter of 2001 were 731.0 million for the third quarter of 2002 compared to 116.0 million in 2001. Some of the transport customers were served under a full service industrial retail tariff in 2001. Kilowatt-hour sales to wholesale customers were 1.0 billion in the third quarter of 2002 compared to 1.4 billion in 2001. Total gas sales to retail customers in the third quarter of 2002 were 78.1 million therms compared to 87.3 million therms in 2001. Total gas delivered for transportation customers in the third quarter of 2002 was 47.8 million therms compared to 45.1 million therms in 2001. For the nine-month periods ended September 30, 2002 and 2001, total kilowatt-hour sales to retail electric customers were 14.1 billion and 14.6 billion, respectively. Kilowatt-hours transported to transportation customers were 1.8 billion for the first nine months of 2002 compared to 0.1 billion in 2001. Kilowatt-hour sales to wholesale customers were 2.4 billion for the first nine months of 2002 compared to 3.9 billion in 2001. Total gas sales to retail customers for the first nine months of 2002 were 583.6 million therms compared to 568.4 million therms in 2001. Total gas delivered for transportation customers for the first nine months of 2002 was 151.5 million therms compared to 138.2 million therms in 2001.
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
       The Company meets its forecasted electric supply needs throughout the year through Company-controlled electric generation and by obtaining power through long-term contracts, annual contracts and short-term purchases. The Company meets its forecasted natural gas supply needs throughout the year through Company-owned gas storage and by purchasing gas supplies through long-term contracts, annual contracts and short-term purchases. The Company also performs risk management activities to optimize the value of energy supply and transmission assets and to ensure that physical energy supply is available to meet the customer demand loads. The Company also purchases energy when demand exceeds available supplies in its portfolio; likewise the Company makes sales to other utilities and marketers when surplus energy is available. These transactions are part of the Company's normal operations to meet retail load. Electric sales to other utilities and marketers vary by quarter and year depending principally upon water conditions for the generation of hydroelectric power, retail customer usage, the energy requirements of other utilities and energy market conditions in the Pacific Northwest. The most recent seasonal water supply forecast published by the National Weather Service on August 28, 2002, indicated that the total forecasted runoff into the Grand Coulee reservoir for the period April through September 2002 would be 102% of normal. This compares to 57% of normal for the same period in 2001. Although runoff conditions are slightly above normal for the period ended September 30, 2002, PSE expects hydro generation from the Mid-Columbia projects will be slightly below normal in calendar year 2002 due to the refilling of the reservoirs that were drawn down by last year's drought conditions.
       Temperatures based on heating-degree-days measured at Seattle-Tacoma airport during the three month period ended September 30, 2002 were 16% warmer than normal as compared to heating-degree-days being approximately normal during the three month period ended September 30, 2001.

Results of Operations of Puget Energy
Comparative Three and Nine Months Ended
September 30, 2002 vs. September 30, 2001
Increase (Decrease)
(Dollars in Millions)

Three Month Period	Nine Month Period
Operating revenue changes:
Electric revenue sold at index rates	$ (23.5)	$ (176.1)
Electric conservation trust credit	4.7	16.3
Residential exchange credit	(8.5)	(31.2)
Interim electric rate increase April - June 2002	-	25.0
General electric rate increase effective July 2002	14.7	14.7
Electric load and other	51.1	60.2
Electric transportation revenue	4.4	12.6
Electric sales to other utilities and marketers	(84.9)	(436.9)
Optimization sales and purchases to other utilities and marketers(net)	7.8	(3.3)
Total electric revenue change	(34.2)	(518.7)
Retail gas revenue	(27.2)	(36.5)
General gas rate increase effective September 2002	1.2	1.2
Gas transportation revenue and other	-	0.9
Total gas revenue change	(26.0)	(34.4)
InfrastruX revenue	39.6	102.5
Other revenue	0.1	(24.5)
Total operating revenue change	(20.5)	(475.1)

Operating expense changes:
Energy costs:
Purchased electricity	12.4	(282.5)
Residential exchange credit	(7.2)	(53.8)
Purchased gas	(19.9)	(47.3)
Electric generation fuel	(51.1)	(136.7)
Unrealized (gain) loss on derivative instruments	(0.9)	2.4
Utility operations and maintenance:
Production operations and maintenance	(1.2)	5.9
Personal energy management	(2.1)	(3.6)
Other utility operations and maintenance	8.0	15.4
Other operations and maintenance
InfrastruX operations and maintenance	29.4	80.0
Other operations and maintenance	(0.9)	(6.5)
Depreciation and amortization	3.0	10.2
Conservation amortization	2.8	5.3
Taxes other than federal income taxes	3.6	8.4
Federal income taxes	(7.7)	(40.5)
Total operating expense change	(31.8)	(443.3)

Other income (net of tax) change	(7.6)	(7.3)
Interest charges change	1.6	7.1
Minority interest in earnings of consolidated subsidiary change	0.4	0.7
FAS-133 transition loss (net of tax) change	-	(14.7)
Net income change	$ 1.7	$ (32.2)

The following is additional information pertaining to the changes outlined in the previous table.

Operating Revenues – Electric

       Electric revenues for the three months ended September 30, 2002 were $299.4 million, a decrease of $34.2 million compared to the same period in 2001. Retail kWh sales volumes declined 1.4% from 4.25 billion kWh in 2001 to 4.19 billion kWh in 2002. Retail revenue increased 6.1% compared to the same period in 2001 primarily as a result of a 4.6% general rate increase approved by the Washington Commission that was effective July 1, 2002. Transportation revenues were $4.8 million in the three months ended September 30, 2002 compared to $0.4 million for the same period in 2001. Electric sales to other utilities and marketers in the western wholesale market, including the Pacific Northwest, decreased $84.9 million in the three months ended September 30, 2002 compared to the same period in 2001 due to decreased volumes and substantially lower prices in the wholesale electricity market. Wholesale sales volumes declined by 393.4 million kWh or 27.7% in the three months ended September 30, 2002 compared to the same period in 2001 due to substantially lower prices resulting in uneconomic conditions for generating excess supply.
       Electric revenues for the nine months ended September 30, 2002 were $978.8 million, a decrease of $518.7 million compared to the same period in 2001. Retail kWh sales volumes declined 4% from 14.6 billion kWh in 2001 to 14.1 billion kWh in 2002. Retail sales revenue decreased 10.3% primarily as a result of industrial and commercial customers on market index rates switching to transportation rate tariffs beginning in July 2001, as allowed by a Washington Commission order dated April 5, 2001, authorizing the establishment of a new electric transportation tariff. The decrease was offset by an interim electric rate surcharge in effect during the period April 1, 2002 through June 30, 2002, which increased electric revenue by $25 million and a 4.6% electric general rate increase effective July 1, 2002, which increased electric revenue by approximately $14.7 million through September 30, 2002. Transportation revenues were $12.9 million in the nine months ended September 30, 2002 compared to $0.3 million during the same period in 2001. Electric sales to other utilities and marketers decreased $436.9 million in the nine months ended September 30, 2002 compared to the same period in 2001 due to decreased volumes and substantially lower prices in the wholesale electricity market. Wholesale sales volumes decreased by 1.5 billion kWh or 39.7% in the nine months ended September 30, 2002 compared to the same period in 2001.
       Revenues from electric customers in the first nine months of 2001 and 2002 were reduced by a Residential and Farm Energy Exchange credit tariff in place from October 1, 1995 through June 30, 2001 and an amended Residential Purchase and Farm Energy Exchange credit in place since July 1, 2001. On June 13, 2001, the Washington Commission approved an amended Residential Purchase and Sale Agreement between PSE and Bonneville Power Administration (BPA) under which PSE's residential and small farm customers would continue to receive benefits of federal power. Completion of this agreement enabled PSE to continue to provide, and in fact increase, effective January 1, 2002, the Residential and Farm Energy Exchange credit. Under the amended Residential Purchase and Sale Agreement, PSE receives cash payments during the period July 1, 2001 through September 30, 2006 and benefits in the form of power and/or cash equivalent to approximately 648 annual average MW from October 1, 2006 through September 30, 2011. The level and form of any federal benefits to be received by PSE's residential and small farm customers may vary, depending on the outcome of regulatory and legal proceedings and reviews. As of July 1, 2001, the cash payments received from BPA by PSE are passed-through to eligible residential and small farm customers, with an offsetting reduction in purchased electricity expense recorded. PSE received payments from BPA in the amount of $127.3 million for the period January 2002 through September 2002. On June 20, 2002, the Washington Commission issued final regulatory approval of a settlement agreement in the electric general rate case. The authorization grants PSE a 4.6% electric general rate increase that will generate approximately an additional $59 million in revenue annually beginning July 1, 2002. The approval also includes a power cost adjustment mechanism that triggers if PSE's costs to provide customers' electricity varies from a certain threshold.
       To meet customer demand, PSE dispatches resources in its power supply portfolio such as fossil-fuel generation, owned and contracted hydro capacity and energy, and long-term contracted power. However, depending principally upon availability of hydroelectric energy, plant availability, fuel prices and/or changing load as a result of weather, PSE may sell surplus power or purchase deficit power in the wholesale market. PSE manages its core energy portfolio through short and intermediate-term off-system physical purchases and sales, and through other risk management techniques.
       PSE operates its combustion turbine plants located in Western Washington primarily as peaking plants when it is cost-effective to do so. During the first nine months of 2001, PSE had operated its combustion turbine plants extensively to meet both on-system and regional load requirements largely due to adverse hydroelectric conditions in the Pacific Northwest. For the same period of 2002, PSE did not operate the combustion turbines to the extent it did in 2001. As a result, sales to other utilities and marketers declined for the first nine months of 2002 compared to the same period in 2001 due to low wholesale energy prices and the reduction in operations of the combustion turbines.

Operating Revenues – Gas

       Gas sales to retail customers decreased $26.0 million (9.2 million therms) for the three month period ended September 30, 2002 compared to the same period in 2001 due to lower natural gas prices that are passed through to customers in the Purchased Gas Adjustment (PGA), the switching of some industrial customers from retail to transportation tariffs, and warmer temperatures. Gas delivered for transportation customers decreased $0.1 million for the three month period ended September 30, 2002 compared to the same period in 2001.
       Gas sales to retail customers decreased $35.3 million while volume increased 15.2 million therms for the nine month period ended September 30, 2002 compared to the same period in 2001 due to lower natural gas prices that are passed through to customers in the PGA and slightly cooler temperatures earlier in the year increasing consumption. Gas delivered for transportation customers increased $0.5 million (13.3 million therms) for the nine month period ended September 30, 2002 compared to the same period in 2001.
       On August 29, 2001, the Washington Commission approved a decrease in PSE's natural gas rates of 8.9% due to lower natural gas costs purchased for customers under terms of the PGA mechanism effective September 1, 2001. Also, on May 24, 2002, the Washington Commission allowed a decrease in PGA rates of 21.2% to become effective on June 1, 2002. This ended a temporary surcharge that went into effect September 1, 2001. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in gas pipeline transportation costs. PSE's gas margin and net income are not affected by changes under the PGA.
       On August 28, 2002 the Washington Commission approved a 5.8% gas service rate increase in revenue to cover higher costs of providing natural gas service to customers. This service-related increase in revenues of approximately $35.6 million annually was offset by an annual $45 million or 7.3% PGA rate reduction, also approved on August 28, 2002. Both rate actions became effective September 1, 2002.
       On September 30, 2002 PSE filed a proposal with the Washington Commission to reduce natural gas supply rates under the PGA for a third time in 2002. The Washington Commission approved the proposal on October 30, 2002 and PSE lowered gas rates through the PGA by approximately 12.5% effective November 1, 2002.

Operating Revenues – Other

       Other operating revenues for the three and nine months ended September 30, 2002 increased $39.7 million and $78.0 million from the same periods in 2001. This increase was due primarily to the acquisitions of several companies by InfrastruX in 2001, which contributed to InfrastruX's revenue increases of $39.6 million and $102.5 million for the three and nine months ended September 30, 2002, respectively. Excluding the impact of acquisitions for InfrastruX for the three and nine month periods ended September 30, 2002, InfrastruX's revenue increased $4.8 million and $6.6 million, respectively. InfrastruX records revenues as services are performed or on a percent of completion basis for fixed price projects. Offsetting the increase from InfrastruX for the nine months ended September 30, 2002 as compared to the same period in 2001 is a decrease of $24.5 million primarily due to a decrease in property sales from PSE's real estate development subsidiary Puget Western, Inc.

Operating Expenses

       Purchased electricity expenses increased $12.4 million and decreased $282.5 million for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001. The three month ended increase reflects additional purchases, due to lower wholesale electricity prices, by PSE rather than utilizing its own generation. The nine month ended decrease reflects the dramatic decline of wholesale electricity prices since June 2001. In addition, PSE experienced an 83-day unplanned outage of one of PSE's 104 MW combustion turbine electric generating units located at its Fredonia generating station from February 21, 2001 to May 14, 2001, resulting in higher purchased electricity costs during that period. The historic low hydroelectric power generation conditions experienced in 2001 forced PSE to purchase additional energy during that period to meet retail electric customer loads.
       Purchased gas expenses decreased $19.9 million and $47.3 million for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001. The decrease was due primarily to the impact of decreased gas costs, which are passed through to customers through the PGA mechanism. The PGA allows PSE to recover expected gas costs. PSE defers, as a receivable or liability, any gas costs that exceed or fall short of the amount in PGA rates and accrues interest under the PGA. The PGA balance was a receivable at September 30, 2001 of $113.3 million while the balance at September 30, 2002 was a liability of $98.6 million.
       Electric generation fuel expense decreased $51.1 million and $136.7 million for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001 as a result of decreased generation costs at PSE-controlled combustion turbine facilities including lower wholesale energy prices. These facilities operated at much higher levels during the nine months ended September 30, 2001 compared to the same period in 2002 to meet retail electric customer loads due to adverse hydroelectric conditions in 2001.
       Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA increased $7.2 million and $53.8 million for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001 due to the amended Residential Purchase and Sale Agreement between PSE and BPA as discussed in Operating Revenues - Electric. As of July 2001, all residential exchange credits are passed through to eligible residential and small farm customers by a corresponding reduction in revenues.
       Unrealized gains/losses on derivative instruments during the three months and nine months ended September 30, 2002 resulted in an increase in earnings of $0.3 million and $12.1 million compared to a decrease of $0.6 million and an increase of $14.5 million respectively, for the same periods in 2001. The unrealized gains and losses recorded in the income statement are the result of the change in the market value of derivative instruments not meeting cash flow hedge criteria. In addition, Statement No. 133 was adopted on January 1, 2001, and as a result, a one-time $14.7 million after-tax transition loss was recorded in 2001 from recognizing the cumulative effect of this change in accounting principle. (For further discussion see Note 4).
       Production operations and maintenance costs decreased $1.2 million for the three month period ended September 30, 2002 compared to the same period in 2001 due primarily to decreased outside service costs offset by a charge of $0.8 million related to the settlement of all remaining insurance claims for the repair costs of the Fredonia combustion turbine which was out of service from February 21, 2001 to May 14, 2001. Production operations and maintenance costs increased $5.9 million for the nine month period ended September 30, 2002 compared to the same period in 2001 due primarily to a $4.0 million pre-tax charge related to an industrial accident at Colstrip units 1 and 2, of which PSE is a 50% owner, overall higher operating costs for the Colstrip generating facilities and the settlement of the Fredonia combustion turbine insurance claim.
       Other utility operations and maintenance costs increased $8.0 million for the three months ended September 30, 2002 compared to the same period in 2001 due primarily to the start of a new low-income program in July 2002 as approved by the Washington Commission in the general rate case settlement, higher expense related to the amortization of general rate proceeding costs authorized for recovery in electric rates and a general increase in administrative and general expenses. Other utility operations and maintenance costs increased $15.4 million for the nine months ended September 30, 2002 compared to the same period in 2001 due primarily to PSE employee severance costs totaling $4.2 million related to strategic outsourcing of operations work to service providers, a new low-income program mentioned above, and a general increase in administrative and general costs. Also included in the results is pension income related to PSE's defined benefit pension plan for Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions". Pension and benefit costs are distributed based on the distribution of labor costs in accordance with FERC accounting instructions. As a result, approximately 65.9% of the annual pension income of $17.7 million for 2002 will be recorded as a reduction in operation and maintenance expense compared to 58% of $20.0 million for 2001. Annual pension income is recorded on a pro rata basis over the year. Pension income is expected to decline in 2003 as a result of declining expected rates of return on pension fund assets.
       InfrastruX operations and maintenance expenses increased $29.4 million and $80.0 million for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001 due primarily to the acquisition of companies during 2001. Excluding the impact of acquisitions for the three and nine month periods ended September 30, 2002, InfrastruX's operating expenses increased $1.0 million and decreased $0.4 million, respectively. PSE's other operations and maintenance expenses decreased $0.9 million and $6.5 million for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001 primarily due to the sale of ConneXt's assets in the third quarter of 2001.
       Depreciation and amortization expense increased $3.0 million and $10.2 million for the three and nine months ended September 30, 2002 compared to the same periods in 2001 due primarily to the effects of additional plant placed into service during 2002. Also contributing to the increase are the acquisitions by InfrastruX which increased depreciation and amortization by $1.6 million and $4.1 million for the three and nine month periods ended September 30, 2002, respectively.
       Taxes other than federal income taxes increased $3.6 million and $8.4 million for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001. The three months ended increase is primarily due to a $3.2 million increase in payroll tax incurred by InfrastruX resulting from an increased workforce as acquisitions have been completed. The nine months ended increase is primarily due to a $9.6 million increase in InfrastruX payroll tax and a $5.4 million increase in PSE property tax resulting from increases in the valuation of plant, offset by decreases in state excise tax and municipal tax. In the second quarter of 2002, a municipal tax expense of $1.7 million was recorded related to various claims by cities that PSE underpaid municipal taxes owed as a result of not collecting the tax in rural areas that were annexed by cities.
       Federal income taxes for the three months ended September 30, 2002 includes a $3.5 million reduction to expense representing an adjustment to 2001 federal income tax based on the 2001 federal tax return filed in the third quarter of 2002. Federal income tax for the nine months ended September 30, 2002 also includes a one-time refund of $4.7 million, recorded in the second quarter of 2002, related to the audit of the Company's 1998 and 1999 federal income tax returns. Of this amount, $4.1 million reduced current tax expense and the balance, $0.6 million, was recorded as a deferred income tax liability.

Interest Charges

       Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $1.6 million and $7.1 million for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001 as detailed in the following table:

Interest Charges Increase (Decrease)	Three Month	Nine Month
(Dollars in Millions)	Period	Period
PSE long-term debt interest	$ (1.1)	$ 5.3
PSE other interest	2.2	0.4
PSE total interest charges change	1.1	5.7
InfrastruX interest charges change	0.5	1.4
PE interest charges change	$ 1.6	$ 7.1

       PSE's interest on long-term debt for the three month period ended September 2002 decreased as compared to the same period in 2001 primarily as a result of the redemption of current maturities of certain medium term notes. PSE's interest on long-term debt for the nine month period ended September 2002 increased, compared to the same period in 2001, primarily as a result of the issuance of $200 million 8.40% Trust Preferred Securities in May 2001. Other interest expense increased for the three and nine month periods compared to the same periods in 2001 due primarily to a PGA liability (over-recovery of gas costs in rates) in 2002 compared to a PGA asset (under-recovery of gas costs in rates) in 2001. InfrastruX's nine months ended September 30, 2002 interest charges increased due to an increase in the amount of debt outstanding.

Capital Expenditures, Capital Resources and Liquidity

Capital Requirements

Contractual Obligations and Commercial Commitments

       Puget Energy.       The following are Puget Energy's aggregate consolidated (including PSE) contractual and commercial commitments as of September 30, 2002:

PUGET ENERGY	Payments Due Per Period
Contractual Obligations (in millions)	Total	2002	2003- 2004	2005- 2006	2007 and Thereafter
Long-term debt	$ 2,281.3	$ 26.6	$ 364.5	$ 117.6	$ 1,772.6
Short-term debt	138.3	138.3	-	-	-
Trust preferred securities (1)	300.0	-	-	-	300.0
Preferred dividends (2)	1.1	1.1	-	-	-
Service contract obligations	200.6	4.6	40.5	43.2	112.3
Capital lease obligations	8.3	0.6	3.5	2.6	1.6
Non-cancelable operating leases	54.0	6.9	29.8	11.7	5.6
Fredonia combustion turbines lease (3)	77.3	1.3	9.9	9.6	56.5
Energy purchase obligations	4,823.3	262.9	1,307.4	839.0	2,414.0
Financial hedge obligations	(22.2)	0.2	(8.5)	(8.5)	(5.4)
Total contractual cash obligations	$ 7,862.0	$ 442.5	$ 1,747.1	$ 1,015.2	$ 4,657.2

Amount of Commitment Expiration Per Period
Commercial Commitments (in millions)	Total	2002	2003- 2004	2005- 2006	2007 and Thereafter
Guarantees (4)	$ 125.5	-	$ 125.5	-	-
Lines of credit - available (5)	291.8	-	291.8	-	-
Energy operations letter of credit (6)	0.5	-	0.5	-	-
Total commercial commitments	$ 417.8	-	$ 417.8	-	-

(1)	In 1997 and 2001, PSE formed Puget Sound Energy Capital Trust I and Puget Sound Energy Capital Trust II, respectively, for the sole purpose of issuing and selling preferred securities (Trust Securities) and issuing common securities to PSE. The proceeds from the sale of Trust Securities were used by the Trusts to purchase Junior Subordinated Debentures (Debentures) from PSE. The Debentures are the sole assets of the Trusts and PSE owns all common securities of the Trusts.
(2)	On July 9, 2002, the Board of Directors of PSE declared a dividend payable on October 1, 2002 for preferred stock outstanding on September 13, 2002.
(3)	In April 2001, PSE entered into a master operating lease of up to $70 million plus interest with a financial institution, under which PSE leases two combustion turbines for its Fredonia 3 and 4 electric generation facility. The lease has a term expiring in 2011, but can be cancelled by PSE after three years. Lease payments and amortization under the lease include interest equal to 1.20% above the London inter-bank offered rate (LIBOR). At September 30, 2002, PSE’s outstanding balance under the lease was $62.2 million. For purposes of the table, lease payments assume a LIBOR of 1.81%. The expected residual value under the lease is the lesser of $36 million or 60% of the cost of the equipment. In the event the equipment is sold to a third party upon termination of the lease and the aggregate sales proceeds are less than 87% of the unamortized value of the equipment, PSE would be required to pay the lessor an amount equal to the deficiency.
(4)	In June 2001, InfrastruX signed a three-year credit agreement with several banks to provide up to $150 million in financing. Under the credit agreement, Puget Energy is the guarantor of the line of credit. Certain InfrastruX subsidiaries also have certain borrowing capacities for working capital purposes of which Puget Energy is not the guarantor.
(5)	At September 30, 2002, PSE had available a $375 million line of credit with various banks, which provides credit support for the outstanding bank loans and commercial paper totaling $116.2 million, thereby effectively reducing the available borrowing capacity under this line of credit to $258.8 million. The line of credit will expire on February 13, 2003. The Company plans to replace it with an accounts receivable securitization facility and a new bank line, both of which are expected to close by year end. InfrastruX had $179.5 million in lines of credits with various banks, which fund capital requirements of InfrastruX and its subsidiaries. InfrastruX and its subsidiaries had outstanding loans of $146.5 million, effectively reducing the available borrowing capacity under these lines of credit to $33.0 million.
(6)	In May 2002, PSE provided an energy trading counterparty a letter of credit in the amount of $0.5 million to satisfy the counterparty’s credit requirements following PSE’s senior unsecured debt downgrade in October 2001. The letter of credit expires on May 7, 2003.

       Puget Sound Energy. The following are PSE's aggregate contractual and commercial commitments as of September 30, 2002:

Payments Due Per Period
PUGET SOUND ENERGY Contractual Obligations (in millions)	Total	2002	2003- 2004	2005- 2006	2007 and Thereafter
Long-term debt	$ 2,118.9	$ 25.0	$ 210.5	$ 112.0	$ 1,771.4
Short-term debt	121.2	121.2	-	-	-
Trust preferred securities (1)	300.0	-	-	-	300.0
Preferred dividends (2)	1.1	1.1	-	-	-
Service contract obligations	200.6	4.6	40.5	43.2	112.3
Non-cancelable operating leases	38.7	5.2	20.2	8.2	5.1
Fredonia combustion turbines lease (3)	77.3	1.3	9.9	9.6	56.5
Energy purchase obligations	4,823.3	262.9	1,307.4	839.0	2,414.0
Financial hedge obligations	(22.2)	0.2	(8.5)	(8.5)	(5.4)
Total contractual cash obligations	$ 7,658.9	$ 421.5	$ 1,580.0	$ 1,003.5	$ 4,653.9

Amount of Commitment Expiration Per Period
Commercial Commitments (in millions)	Total	2002	2003- 2004	2005- 2006	2007 and Thereafter
Lines of credit - available (4)	$ 258.8	-	$ 258.8	-	-
Energy operations letter of credit (5)	0.5	-	0.5	-	-
Total Commercial Committments	$ 259.3	-	$ 259.3	-	-

(1)	See note (1) above.
(2)	See note (2) above.
(3)	See note (3) above.
(4)	See note (5) above with respect to PSE.
(5)	See note (6) above.

       In 1995 and 1997, PSE sold a stream of future electric revenues associated with $237.7 million of its investment in conservation assets in its electric general rate tariff to two grantor trusts. As a result of this sale, PSE collects these revenues from its electric customers and remits them to the trusts. On August 29, 2001, PSE purchased the remaining 1997 trust securities. During the three months ended September 30, 2002, PSE collected and remitted $2.8 million to the 1995 trust as compared to $6.8 million for both trusts for the same period in 2001. In the first quarter of 2002, PSE completed its final remittance to the 1997 trust. The remaining principal expected to be collected on behalf of the 1995 trust is $21.4 million at September 30, 2002.

Utility Construction Program. Current utility construction expenditures for generation, transmission and distribution are designed to meet continuing customer growth and to improve efficiencies of PSE's energy delivery systems. Construction expenditures, excluding equity Allowance for Funds Used During Construction (AFUDC), were $168.7 million for the nine months ended September 30, 2002. PSE expects construction expenditures will be approximately $235.0 million in 2002. Construction expenditure estimates are subject to periodic review and adjustment in light of changing economic, regulatory, environmental and conservation factors.
       PSE has made a preliminary assessment of its load and resource projections for the future and determined that absent the acquisition of additional resources, a shortfall will exist in the electric supply portfolio to meet its electric customer load obligations in the future. PSE is in the process of identifying alternative electric supply resources such as power supply contracts, generation resources and/or conservation measures to meet its future load obligations through the Least-Cost Planning process as prescribed by Washington law.

Other Additions. Other property, plant and equipment additions were $23.4 million for the nine months ended September 30, 2002. InfrastruX will continue to acquire companies related to utility infrastructure services with its available line of credit and cash.

Capital Resources

Cash From Operations. Cash generated from operations (net of dividends and equity and debt AFUDC) totaled $488.6 million for the nine months ended September 30, 2002, and provided 246.2% of the $198.5 million of utility construction expenditures (net of equity and debt AFUDC) and other capital expenditure requirements during the first nine months of 2002. Puget Energy and PSE expect to continue financing the utility construction program and other capital expenditure requirements with cash generated from operations and short-term borrowings under its committed bank lines. On October 17, 2002, PSE received its 2001 federal income tax return refund in the amount of $65.0 million. The federal income tax return was filed with the Internal Revenue Service in September 2002. The cash received will be used to reduce PSE's debt.

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
       The Company must meet certain required equity targets as outlined in the General and Interim Rate Proceeding section and, therefore, issued 5,750,000 shares of common stock in a public offering that closed on November 5, 2002 to help reach such targets. If the equity targets are not met, then PSE's general rates are subject to a 2% reduction and its earnings and cash flow would be adversely affected.

Restrictive Covenants. In determining the type and amount of future financing, PSE may be limited by restrictions contained in its electric and gas mortgage indentures, articles of incorporation and certain loan agreements. Under the most restrictive tests, at September 30, 2002, PSE could issue:
  no additional first mortgage bonds due to the interest coverage ratio being below the 2.0 times net earnings available for interest limit (1.93 at September 30, 2002). The shortfall of interest coverage is due to under recovery of power costs prior to receiving the electric interim rate relief in the second quarter of 2002. With the interim and general rate relief, the Company expects to be in position to meet the interest coverage ratio that would allow the Company to issue up to approximately $386 million of ten year first mortgage bonds by the end of 2002, if necessary. The Company has approximately $996.3 million of electric and gas bondable property available to use for issuance of up to $597.8 million of first mortgage bonds, subject to the interest coverage ratio limitation;
  no additional preferred stock due to the interest coverage ratio being below 1.5 times income available for interest charges (1.37 at September 30, 2002); and
  approximately $225.8 million of unsecured long-term debt.
Credit Ratings. Neither Puget Energy nor PSE has any rating downgrade triggers that would accelerate the maturity dates of outstanding debt. However, a downgrade in the senior unsecured credit ratings could adversely affect the companies' ability to renew existing, or obtain access to new, credit facilities and could increase the cost of such facilities. For example, under PSE's revolving credit facility, the spreads over the index and commitment fee increase as PSE's secured long term debt ratings decline. A downgrade in commercial paper ratings could preclude PSE's ability to issue commercial paper under its current programs. The marketability of PSE commercial paper is currently limited by the A-3/P-2 ratings by Standard & Poor's and Moody's Investors Service. A further downgrade in commercial paper ratings could preclude entirely PSE's ability to issue commercial paper. In addition, downgrades in any or a combination of PSE's debt ratings may allow counterparties on a contract by contract basis in the wholesale electric, wholesale gas and financial derivative markets to require PSE to post a letter of credit or other collateral, make cash prepayments, obtain a guarantee agreement or provide other mutually agreeable security.
       The current ratings of Puget Energy and Puget Sound Energy, as of October 18, 2002, are:

	Standard & Poor's Ratings	Moody's Ratings
Puget Energy
Corporate credit/issuer rating	BBB-	Bal
Puget Sound Energy
Corporate credit/issuer rating	BBB-	Baa3
Senior secured debt	BBB	Baa2
Shelf debt senior secured	BBB	Baa2
Senior unsecured	BB+	Baa3
Preferred stock	BB	Ba2
Commercial paper	A-3	P-2
Subordinate	*	Ba1
Revolving Credit Facility	*	Baa3
Ratings Outlook	Negative	Negative

* No rating provided.
       Standard & Poor's has stated that its negative outlook reflects the fact that current financial ratios are weak for the rating and a concern over Puget Energy's and PSE's ability to achieve current projections, which indicate that both entities should achieve financial targets consistent with the rating by 2004 and 2005. Standard & Poor's further stated that although the Washington Commission settlement agreement provides tools, such as the power cost adjustment and required annual equity targets, that should enable Puget Energy and PSE to achieve its projections, additional leverage in the unregulated InfrastruX subsidiary could hinder the financial recovery of Puget Energy. Standard & Poor's has raised the business profile on PSE from 5 to 4, stating that the business profile reflects PSE's conservative business strategy, strong markets served by the electric and gas businesses, and a favorable settlement with the Washington Commission. The Puget Energy business profile is 5, which incorporates the stronger utility business profile of 4 and the weaker InfrastruX business profile of 8.
       Moody's Investors Service has stated that its negative outlook is based upon lingering uncertainties about the final outcome of FERC investigations and legal proceedings with respect to western power market activities by utilities like PSE that sold power into the California market in 2000.

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
       As of September 30, 2002, the only securities available for issuance at this time due to restrictive covenants are the common stock of Puget Energy and the unsecured debentures of PSE. On November 5, 2002, Puget Energy sold 5.75 million shares of common stock in a public offering. The net proceeds of approximately $114.9 million will be invested in PSE to reduce its debt.

Borrowings and Commercial Paper. PSE's short-term borrowings from banks and the sale of commercial paper are used to provide working capital for the utility construction program. At September 30, 2002, PSE had available a $375 million line of credit with various banks, which provides credit support for outstanding commercial paper of $116.2 million, effectively reducing the available borrowing capacity under this line of credit to $258.8 million. The line of credit will expire February 13, 2003. The Company plans to replace it with an accounts receivable securitization facility and a new bank line, both of which are expected to close by year end. PSE also has an agreement with a bank to borrow on an uncommitted, as available, basis at money-market rates quoted by the bank. There are no costs, other than interest, for this arrangement. There was $5.0 million outstanding under this arrangement at September 30, 2002.
       In June 2001, InfrastruX signed a three-year credit agreement with several banks to provide up to $150 million in financing. Puget Energy is the guarantor of the line of credit. In addition, InfrastruX's subsidiaries have an additional $29.5 million in lines of credit with various banks. Borrowings available for InfrastruX are used to fund acquisitions and working capital requirements of InfrastruX and its subsidiaries. At September 30, 2002, InfrastruX and its subsidiaries had outstanding loans of $146.5 million, effectively reducing the available borrowing capacity under these lines of credit to $33.0 million.

Stock Purchase and Dividend Reinvestment Plan. Puget Energy has a stock purchase and dividend reinvestment plan pursuant to which shareholders may invest cash and cash dividends in shares of Puget Energy's common stock. Since new shares of common stock may be purchased directly from Puget Energy, funds received may be used for general corporate purposes. Puget Energy issued common stock from the Stock Purchase and Dividend Reinvestment Plan of $3.2 million (149,545 shares) and $13.0 million (619,655 shares) in the three and nine months ended September 30, 2002, compared to $6.4 million (265,400 shares) and $19.2 million (799,680 shares) for the same periods in 2001.
       In April 2002, Puget Energy filed an amendment to the plan with the Securities and Exchange Commission to increase the number of shares registered under the plan to 10,000,000, and to permit any interested investor, even if the investor is not an existing shareholder or resident of the State of Washington, to invest cash in shares of Puget Energy's common stock. The registration statement relating to the amendment was declared effective on September 19, 2002 by the Securities and Exchange Commission.

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
       On June 20, 2002, the Washington Commission issued final regulatory approval of the comprehensive electric-rate settlement submitted by PSE, key constituents and customer groups, Washington Commission staff and the Washington State Attorney General's Public Counsel Section. The authorization granted PSE a 4.6% electric general rate increase that will generate approximately an additional $59 million in revenue annually beginning July 1, 2002. In addition, the settlement provided for an 8.76% overall return on capital based on a projected capital structure with an equity component of 40% and an authorized 11% return on common equity. The settlement resolved all electric and gas cost allocation issues and established an 8.76% overall return on capital for the gas general rate case.
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

(1) Over the four year period July 1, 2002 through June 30, 2006, the Company’s share of pre-tax power cost variations is capped at a cumulative $40 million plus 1% of the excess.

       Interest will be accrued on any overcollection or undercollection of the customer's share of the excess power cost that is deferred. The Company can also request a power cost adjustment rate surcharge if for any 12 month period the projected deferred power cost will exceed $30 million.
       The settlement also gives PSE the financial flexibility to rebuild its common equity ratio to at least 39% over a 31/2year period, with milestones of 34%, 36% and 39% at the end of 2003, 2004 and 2005, respectively. If PSE should fail to meet this schedule, it would be subject to a 2% rate reduction penalty.
       On August 28, 2002 the Washington Commission approved a 5.8% gas rate increase in general rates to cover higher costs of providing natural gas service to customers. This increase will provide approximately $35.6 million annually in revenues and was offset by an annual $45 million or 7.3% PGA rate reduction, also approved on August 28, 2002. Both rate actions became effective September 1, 2002. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in gas prices. PSE's gas margin and net income is not affected by the change in PGA rates.

Purchased Gas Adjustment (PGA) Mechanism. On May 24, 2002, the Washington Commission allowed a PGA rate reduction that was filed on May 6, 2002, effective June 1, 2002, lowering natural gas rates by 21.2%. This ended a temporary surcharge that went into effect September 1, 2001. The Washington Commission also approved on August 28, 2002 a 7.3% PGA rate reduction with the new gas general rates which went into effect on September 1, 2002. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the prices. PSE’s gas margin and net income is not affected by the change in PGA rates.
       On September 30, 2002 PSE filed a proposal with the Washington Commission to reduce natural gas supply rates under the PGA for a third time in 2002. The Washington Commission approved the proposal on October 30, 2002 and PSE lowered gas rates through the PGA by approximately 12.5% effective November 1, 2002.

Other

       On October 2, 2002 the United Association of Plumbers and Pipefitters ratified a new four-year collective bargaining agreement. Effective dates for the new contract are October 1, 2002 to October 1, 2006. The new contract covers 300 PSE employees and provides for wage increases of 3% annually, and benefit increases of 5% the first year, increasing to 10% in the subsequent years of the contract.
       On July 31, 2002 FERC issued its Notice of Proposed Rulemaking on Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). The SMD NOPR would have major implications for the delivery of electric energy throughout the U.S if enacted in its proposed form. Major elements of FERC's proposal include: (a) the use of Network Access Service to replace the existing network and point-to-point services. All customers, including load-serving entities on behalf of bundled retail load, would be required to take network service under a new pro forma tariff; (b) Vertically integrated utilities would be required to retain Independent Transmission Providers to administer the new tariff and functionally operate transmission systems; (c) The formation of Regional State Advisory Committees and other regional entities to coordinate the planning, certification and siting of new transmission facilities in cooperation with states. State regulators and industry representatives have pointed out that the Western North American electricity market has unique characteristics that may not readily lend itself to the Standard Market Design proposed by FERC. FERC has expressed its willingness to offer regional flexibility in its order on RTO West, Docket Nos. RT01-35-005 and RT01-35-007, Issued September 18, 2002. On October 2, 2002, FERC issued an order extending comments addressing market design for the Western Interconnection. The deadline for submission of all other comments remains November 15, 2002. The Company anticipates filing comments.

Proceedings Relating to the Western Power Market

California Independent System Operator (CAISO) Receivable and California Proceedings
       PSE operates within the western wholesale market and made sales into the California energy market during the fourth quarter of 2000 through the CAISO. In 2001, Pacific Gas & Electric Company (PG&E) and Southern California Edison defaulted on payment obligations owed to various energy suppliers, including the CAISO. The CAISO in turn defaulted on its payment obligations to PSE and various other energy suppliers. During the second quarter of 2001, PSE received partial payments from the CAISO related to these sales, which resulted in a receivable balance recorded by PSE of $68.0 million (the CAISO receivable). PSE has a bad debt reserve and a transaction fee reserve totaling $41.5 million in connection with the CAISO receivable, such that the net receivable at September 30, 2002 was $26.5 million. On March 1, 2002, Southern California Edison paid its past due energy obligations to the CAISO and various other parties; however, those funds were not used to pay the outstanding balance of the CAISO obligations to PSE. PSE is continuing to pursue recovery of the CAISO receivable.
       On October 1, 2002, the CAISO determined a refund was due to PSE totaling $2.2 million in connection with a FERC order of August 27, 2002 that determined parties that paid the CAISO transmission access charges for energy delivered into the CAISO's control area in calendar 2000 had been overcharged by the CAISO effectively reducing the net receivable to $24.3 million. PSE received $1.1 million of the refund due on October 8, 2002, which was credited to the CAISO receivable, reducing the net receivable to $25.4 million. The balance of the refund has not been paid by the CAISO.
       On July 25, 2001, FERC ordered an evidentiary hearing (Docket No. EL00-95) to determine the amount of refunds due to California energy buyers, including the CAISO, for purchases made in the spot markets operated by the CAISO during the period October 2, 2000 through June 20, 2001. In July 2002, the CAISO submitted testimony in the proceeding indicating:
  that the CAISO owes PSE $61.9 million, for sales made by PSE during the fourth quarter of 2000 through the CAISO, that PSE owes the CAISO a refund of $26.3 million from those sales, and that the CAISO owes PSE a net of $35.6 million.
       In July 2002, PSE and various other parties filed rebuttal testimony relating to the calculation of the refund amounts proposed by the CAISO. If all of the adjustments to the CAISO refund claims proposed in PSE's testimony are adopted, PSE's refund liability would be reduced and its net receivable would be $46.7 million. Hearings on the FERC California refund proceeding commenced in August 2002 in San Francisco, California, and concluded in Washington, DC in September. The Administrative Law Judge is expected to issue his report and recommendations toward the end of the year, and FERC is expected to take action with respect to that report at an unspecified time thereafter. The projected schedule for resolution of the refund proceedings could change significantly, however, if FERC were to adopt changes in the refund methodology employed during the hearings, as proposed in the FERC's Staff's report discussed below.
       The FERC Staff issued a report in August 2002 (Docket No. PA02-2-000) that, among other things, recommends that FERC modify the methodology for calculating refunds in the California refund proceeding (Docket No. EL00-95) by adopting, as a proxy for the cost of natural gas, producing basin spot prices plus transportation costs, instead of reported spot prices for natural gas at California delivery points. If adopted as proposed, this methodology of calculating the cost of natural gas would reduce the amount owed by the CAISO to PSE for sales made during 2000 and 2001. PSE's estimates indicate that the changes in methodology would reduce PSE's net receivable to approximately $18 million (as compared to $35.6 million, calculated by the CAISO, and $46.7 million, calculated by PSE). The current net receivable including the effects of the CAISO refund is $24.3 million.
       On August 13, 2002, FERC issued a notice (Docket Nos. EL00-95, et al.) requesting comments on: (1) whether the method used to determine the cost of natural gas for the refund calculation in the California refund proceeding should be modified; (2) whether the FERC Staff's substitute method is appropriate and, if not, what method should be used; and (3) what is the proper way to reflect the effects of scarcity on price. PSE jointly sponsored testimony and filed comments in opposition to the recommendations in the FERC Staff's report on October 15, 2002. FERC has not announced a schedule to decide this issue. The issue remains pending before FERC and no schedule for decision has been announced.
       On May 31, 2002, FERC conditionally dismissed a complaint filed on March 20, 2002 by the California Attorney General in Docket EL02-71 that alleged violations of the Federal Power Act by FERC and all sellers (including PSE) of electric power and energy into California. The complaint asserted that FERC's adoption and implementation of market rate authority was flawed and, as a result, that individual sellers such as PSE were liable for sales of energy at rates that were "unjust and unreasonable." The condition for dismissal was that all sellers re-file transaction summaries of sales to (and, after a clarifying order issued on June 28, purchases from) certain California entities during 2000 and 2001. PSE re-filed such transaction summaries on July 1 and July 8, 2002. The order of dismissal is now on appeal to the Ninth Circuit Court of Appeals.
       On the same day as FERC's order in Docket EL02-71 was entered, the California Attorney General announced it had filed individual complaints against a number of sellers, including PSE, in California Superior Court in San Francisco. That complaint alleges that PSE's sales to California violated the requirements of the Federal Power Act and that, as such, the sales also violated certain sections of the California Business Practices Act forbidding unlawful business practices. The complaint asserts that each such "violation" subjects PSE to a fine of up to $2,500 plus an award of attorneys' fees and asserts that there were "thousands" of such violations. PSE has removed that suit to federal court and has moved to dismiss it on the grounds that the issues are within the exclusive or primary jurisdiction of FERC. That motion was argued on September 26, 2002 and the question is under submission to the judge. A decision on that motion is expected later this year.
       During May 2002, PSE was served with two cross-complaints, by Reliant Energy Services and Duke Energy Trading & Marketing, respectively, in six consolidated class actions pending in Superior Court in San Diego, California. The original complaints in the action, which were brought by or on behalf of electricity purchasers in California, allege that the original (approximately 40) defendants manipulated the wholesale electricity markets in violation of various California Business Practices Act or Cartwright Act (antitrust) provisions. The plaintiffs in the lawsuit seek, among other things, restitution of all funds acquired by means that violate the law and payment of treble damages, interest and penalties. The cross-complaints assert essentially that the cross-defendants, including PSE, were also participants in the energy market in California at the relevant times, and that any remedies ordered against some market participants should be ordered against all. Reliant Energy Services and Duke Energy Trading & Marketing also seek indemnity and conditional relief as a buyer in transactions involving cross-defendants should the plaintiffs prevail. Those cross-complaints added over 30 new defendants, including PSE, to litigation that had been pending since 2000 and had been set for trial in state court. Some of the newly added defendants removed the litigation to federal court. PSE and numerous other defendants added by the cross-complaints have moved to dismiss these claims. Those motions were argued on September 19, 2002, and a ruling is not expected until later this year, when a decision on the plaintiffs' motions to remand the case back to state court is also expected. As a result of the various motions, no trial date is set at this time.

Other
       On July 25, 2001, FERC established a separate preliminary evidentiary proceeding, in addition to the California refund proceeding, for the purpose of exploring whether there have been excessive charges for spot market sales in the Pacific Northwest for the period December 25, 2000 through June 20, 2001. The presiding Administrative Law Judge in the Pacific Northwest proceeding has issued a recommendation that refunds with respect to such charges during such period are not warranted. FERC is reviewing this recommendation. PSE entered into transactions that may be subject to refund in this proceeding.
       On May 8, 2002, FERC issued a data request, concerning specific trading strategies described in memos prepared by Enron Corporation, to all sellers, including PSE, of wholesale electricity and/or ancillary services to the CAISO and/or the California Power Exchange Corporation during the years 2000-2001. On May 21 and May 22, 2002, FERC issued additional data requests to all sellers of wholesale electricity or natural gas in the western United States, including PSE, concerning "wash" or "roundtrip" trading activities. Each of the three requests required the sellers to respond with an affidavit concerning the seller's use or knowledge of various trading practices identified in the request. In response to the data requests, PSE conducted a review of its activities and informed FERC that it did not engage in the trading activity described in the applicable request.
       In October 2002, PSE provided information in response to a request by the U.S. Commodity Futures Trading Commission (CFTC) for information about a limited number of specific transactions with regional counterparties which have been the subject of an investigation by the CFTC. PSE's own review of these trades concluded that all the transactions were lawful and served normal business purposes.
       PSE cannot predict the outcome of any of these ongoing proceedings relating to the western power markets, or whether the ultimate impact on PSE will be material.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

       The Company is exposed to market risks, including changes in commodity prices and interest rates.

       Portfolio Management. The nature of serving regulated customers with its wholesale portfolio of owned and contracted resources does expose the Company to some volumetric and commodity price risks. The Company's energy risk management function monitors and manages these risks using analytical models and tools.
       The Company manages its energy supply portfolio to achieve three primary objectives:

(i)	Ensure that reliable physical energy supplies are available to serve retail customer requirements;
(ii)	Manage portfolio risks to limit undesired impacts on the Company’s financial results and to stabilize earnings; and
(iii)	Optimize the value of the Company’s energy supply assets.

       The portfolio is subject to major sources of variability (e.g. hydro generation, outage risk, regional economic factors, temperature-sensitive retail sales and market prices for gas and power). At certain times, these sources of variability can mitigate portfolio imbalances; at other times they can exacerbate portfolio imbalances.
       The Company's energy risk management staff develops hedging strategies for the Company's energy supply portfolio. The first priority is to protect against unwanted risk exposure. The second priority is to fully optimize excess capacity or flexibility within the wholesale portfolio. Most hedges can be implemented in ways that retain the Company's ability to use its energy supply optimization opportunities. Still other hedges are structured similarly to insurance instruments, where PSE pays an insurance premium to protect against certain extreme conditions.
       The prices of energy commodities are subject to fluctuations due to unpredictable factors including weather, generation outages and other factors that impact supply and demand. This volumetric and commodity price risk is a consequence of purchasing energy at fixed and variable prices and providing deliveries at different tariff and variable prices. Costs associated with ownership and operations of production facilitates are another component of this risk. The company may use forward delivery agreements, swaps and option contracts for the purpose of hedging commodity price risk.
       Without jeopardizing the security of supply within its portfolio, the Company will also engage in optimizing the portfolio. Optimization may take the form of utilizing excess capacity, shaping flexible resources to capture their highest value, utilizing transmission capacity or capitalizing on market price movement. As a result, portions of the Company's energy portfolio is monetized through use of forward price instruments.
       Transactions that qualify as hedge transactions under Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", are recorded on the balance sheet at fair value. Changes in fair value of the Company's derivatives are recorded each period in current earnings or other comprehensive income. The Company may use forward delivery agreements, swaps and option contracts for the purpose of hedging commodity price risk.
       At September 30, 2002, the Company had an after-tax net asset of approximately $7.8 million of energy contracts designated as qualifying as cash flow hedges and a corresponding amount in other comprehensive income. The Company also had energy contracts that were marked-to-market through current earnings for the three month period ended September 30, 2002 of $0.2 million after-tax ($0.3 million pre-tax). A hypothetical 10% increase in the market prices of natural gas and electricity would increase the fair value of qualifying cash flow hedges by approximately $5.4 million after-tax and would have an immaterial impact on current earnings for those contracts marked-to-market in earnings.
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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of Puget Energy’s and PSE’s management, including the companies’ Chief Executive Officer and Chief Financial Officer, Puget Energy and PSE have evaluated the effectiveness of the companies’ disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Puget Energy and PSE concluded that these disclosure controls and procedures are effective.

Changes in internal controls. There have been no significant changes in Puget Energy’s or PSE’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION
Item 1. Legal Proceedings

       See the section titled “Proceedings Relating to the Western Power Market” under Item 2 - “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. Contingencies arising out of the normal course of the Company’s business exist at September 30, 2002. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 5. Other Information

       Puget Energy and PSE announced that Mr. John D. Durbin resigned from the Boards of Directors of both companies, effective September 17, 2002, in order to devote all of his efforts to his role as Chairman and Chief Executive Officer of InfrastruX, as the business becomes larger and more significant. Mr. Durbin became Chief Executive Officer of InfrastruX at its inception in 2000 at the request of Puget Energy. Under his leadership, InfrastruX has made 10 acquisitions and grown to $276.3 million in revenues for the twelve months ended September 30, 2002. Mr. Durbin served as a valuable member of the Board of Puget Energy since its incorporation in 1999 and of Puget Sound Energy since 1984.

Item 6.	Exhibits and Reports on Form 8-K

(a)	See Exhibit Index for list of exhibits.

(b)	Reports on Form 8-K

Filed by Puget Energy:

Form 8-K dated August 12, 2002, Item 9 - Regulation FD Disclosure, related to sworn statements to SEC by principal exectuive officer and principal financial officer.

Filed by Puget Energy & Puget Sound Energy:

Form 8-K dated July 18, 2002, Item 5 - Other Events, related to second quarter earnings.

Form 8-K dated August 16, 2002, Item 5 - Other Events, related to negotiated settlement of remaining gas general rate case issues with key customer groups.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC.
PUGET SOUND ENERGY, INC.

/s/ James W. Eldredge
James W. Eldredge
Corporate Secretary and Chief Accounting Officer

Date: November 8, 2002	Chief accounting officer and officer duly authorized to sign this report on behalf of each registrant

CERTIFICATIONS OF PUGET ENERGY

I, Stephen P. Reynolds, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Puget Energy;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ Stephen P. Reynolds
Stephen P. Reynolds
President and Chief Executive Officer

I, Stephen A. McKeon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Puget Energy;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ Stephen A. McKeon
Stephen A. McKeon
Sr. Vice President Legal and Finance
Chief Financial Officer

CERTIFICATIONS OF PUGET SOUND ENERGY

I, Stephen P. Reynolds, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Puget Sound Energy;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ Stephen P. Reynolds
Stephen P. Reynolds
President and Chief Executive Officer

I, Stephen A. McKeon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Puget Sound Energy;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ Stephen A. McKeon
Stephen A. McKeon
Sr. Vice President Legal and Finance
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed herewith:

12-1	Statement setting forth computation of ratios of earnings to fixed charges (1997 through 2001 and 12 months ended September 30, 2002) for Puget Energy.
12-2	Statement setting forth computation of ratios of earnings to fixed charges (1997 through 2001 and 12 months ended September 30, 2002) for PSE.
99-1	Chief Executive Officer certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99-2	Chief Financial Officer certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.