Form 10-Q
period 2003-05-14
PUGET SOUND ENERGY INC; PUGET ENERGY INC /WA
filed 2003-05-14
CIK 81100, 1085392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
OR

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
A Washington Corporation.
411 - 108th Avenue N.E.
Bellevue, Washington 98004-5515
(425) 454-6363

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X       No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X       No ____

As of March 31, 2003, (i) the number of shares of Puget Energy, Inc. (Puget Energy) common stock outstanding was 93,835,422 ($.01 par value) and (ii) all of the outstanding shares of Puget Sound Energy, Inc. (PSE) common stock were held by Puget Energy.

Table of Contents

Filing Format

Forward-Looking Statements

Part I.	Financial Information
Item 1.	Financial Statements

Puget Energy, Inc.
Consolidated Statements of Income - 3 months ended March 31, 2003 and 2002
Consolidated Statements of Comprehensive Income - 3 months ended
March 31, 2003 and 2002
Consolidated Balance Sheets - March 31, 2003 and December 31, 2002
Consolidated Statements of Cash Flows - 3 months ended
March 31, 2003 and 2002

Puget Sound Energy, Inc. (PSE)
Consolidated Statements of Income - 3 months ended March 31, 2003 and 2002
Consolidated Statements of Comprehensive Income - 3 months ended
March 31, 2003 and 2002
Consolidated Balance Sheets - March 31, 2003 and December 31, 2002
Consolidated Statements of Cash Flows - 3 months ended
March 31, 2003 and 2002
Notes:
Combined Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K

Signature
Certification of Puget Energy
Certification of Puget Sound Energy
Exhibit Index

Filing Format
        This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by two different registrants Puget Energy and PSE. Any references in this report to the “Company” are to Puget Energy and PSE collectively. PSE makes no representation as to the information contained in this report relating to Puget Energy and the subsidiaries of Puget Energy other than PSE and its subsidiaries.

FORWARD-LOOKING STATEMENTS
        Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) are including the following cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of Puget Energy or PSE. This report includes forward-looking statements, which are statements of expectations, beliefs, plans, objectives, assumptions of future events or performance. Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will likely result,” “will continue” or similar expressions identify forward-looking statements.
        Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. Puget Energy’s and PSE’s expectations, beliefs and projections are expressed in good faith and are believed by Puget Energy and PSE, as applicable, to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, but there can be no assurance that Puget Energy’s and PSE’s expectations, beliefs or projections will be achieved or accomplished.
        In addition to other factors and matters discussed elsewhere in this report, some important factors that could cause actual results or outcomes for Puget Energy and PSE to differ materially from those discussed in forward-looking statements include:

Risks relating to the regulated utility business (PSE)
•	governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Utilities and Transportation Commission (Washington Commission), with respect to allowed rates of return, financings, industry and rate structures, transmission and generation business structures within PSE, acquisition and disposal of assets and facilities, operation and construction of electric generating facilities, distribution and transmission facilities, recovery of other capital investments, recovery of power and gas costs and present or prospective wholesale and retail competition;
•	financial difficulties of other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways and also adversely affect the availability of and access to capital and credit markets;
•	default by counterparties in the wholesale natural gas and electricity markets that owe PSE money or energy;
•	continued deterioration of liquidity in the forward markets in which PSE transacts hedges to manage its energy portfolio risks which can limit PSE’s ability to enter into forward contracts and, therefore, its ability to manage its portfolio risks;
•	weather, which can have a potentially serious impact on PSE’s revenues and its ability to procure adequate supplies of gas, fuel or purchased power to serve its customers and on the cost of procuring such supplies;
•	hydroelectric conditions, which can have a potentially serious impact on electric capacity and PSE’s ability to generate electricity;
•	the stability and liquidity of wholesale energy markets generally, including the requirements for PSE to post collateral to support its energy portfolio transactions and the effect of price controls by FERC on the availability and price of wholesale energy purchases and sales in the western United States;
•	the effect of wholesale market structures (including, but not limited to, new market design such as RTO West and Standard Market Design);
•	the amount of collection, if any, of PSE’s receivable from the California Independent System Operator (CAISO) and the amount of refunds found to be due from PSE to the CAISO or others;
•	industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
•	general economic conditions in the Pacific Northwest;
•	the loss of significant customers or changes in the business of significant customers, which may result in changes in demand for PSE’s services;
•	plant outages which can have an impact on PSE's expenses and its ability to procure adequate supplies to replace the lost energy;

Risks relating to the non-regulated, utility service business (InfrastruX Group, Inc.)
•	the failure of InfrastruX to service its obligations under its credit agreement, in which case Puget Energy, as guarantor, may be required to satisfy these obligations, which could have a negative impact on Puget Energy’s liquidity and access to capital;
•	the inability to generate internal growth at InfrastruX, which could be affected by, among other factors, InfrastruX’s ability to expand the range of services offered to customers, attract new customers, increase the number of projects performed for existing customers, hire and retain employees and open additional facilities;
•	the ability of InfrastruX to integrate acquired companies with existing operations without substantial costs, delays or other operational or financial problems, which involves a number of special risks;
•	the effect of competition in the industry in which InfrastruX competes, including from competitors that may have greater resources than InfrastruX, which may enable them to develop expertise, experience and resources to provide services that are superior in both price and quality;
•	the extent to which existing electric power and gas companies or prospective customers will continue to outsource services in the future, which may be impacted by, among other things, regional and general economic conditions in the markets InfrastruX serves;
•	delinquencies associated with the financial conditions of InfrastruX's customers;
•	the impact of any goodwill impairments on the results of operations of InfrastruX arising from its acquisitions, which could have a negative effect on the results of operations of Puget Energy;
•	the impact of adverse weather conditions that negatively affect operating results;

Risks relating to both the regulated and non-regulated businesses
•	the impact of acts of terrorism or similar significant events, such as the attack on September 11, 2001;
•	the ability of Puget Energy, PSE, and InfrastruX to access the capital markets to support requirements for working capital, construction costs and the repayment of maturing debt;
•	capital market conditions, including changes in the availability of capital or interest rate fluctuations;
•	changes in Puget Energy’s or PSE’s credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy, PSE and InfrastruX;
•	legal and regulatory proceedings;
•	changes in, and compliance with, environmental and endangered species laws, regulations, decisions, and policies;
•	employee workforce factors, including strikes, work stoppages, availability of qualified employees, or the loss of a key executive; and
•	the ability to obtain adequate insurance coverage and the cost of such insurance.

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

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31
(Thousands except per share amounts)
(Unaudited)

	2003	2002
Operating Revenues:
Electric	$416,997	$363,249
Gas	187,788	314,491
Other	71,176	61,320

Total operating revenues	675,961	739,060

Operating Expenses:
Energy costs:
Purchased electricity	240,436	181,987
Purchased gas	86,954	204,798
Electric generation fuel	15,074	65,180
Residential Exchange	(52,679)	(42,747)
Unrealized (gain) loss on derivative instruments	(477)	(11,497)
Utility operations and maintenance	70,055	65,941
Other operations and maintenance	70,521	54,621
Depreciation and amortization	57,944	55,949
Conservation amortization	7,722	2,165
Taxes other than income taxes	57,660	65,157
Income taxes	31,366	20,935

Total operating expenses	584,576	662,489

Operating Income	91,385	76,571
Other income	704	384

Income Before Interest Charges and Minority Interest	92,089	76,955
Interest charges, net of AFUDC	47,665	50,398
Minority interest in earnings of consolidated subsidiary	(332)	79

Income Before Cumulative Effect of Accounting Change	44,756	26,478
Cumulative effect of implementation of an accounting change, net of tax	169	--

Net Income	44,587	26,478
Less: preferred stock dividends accrual	1,867	2,012

Income for Common Stock	$42,720	$24,466

Basic common shares outstanding - weighted average	93,740	87,175
Diluted common shares outstanding - weighted average	94,172	87,408

Basic earnings per share before cumulative effect of accounting change	$0.46	$0.28
Cumulative effect of accounting change	--	--

Basic earnings per share	$0.46	$0.28

Diluted earnings per share before cumulative effect of accounting change	$0.45	$0.28
Cumulative effect of accounting change	--	--

Diluted earnings per share	$0.45	$0.28

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31
(Dollars in Thousands)
(Unaudited)

	2003	2002
Net Income	$44,587	$26,478

Other comprehensive income, net of tax:
Unrealized holding losses arising on marketable securities during the
period	(15)	(149)
Reclassification adjustment for realized gains on marketable securities
included in net income	--	(724)
Foreign currency translation adjustment	46	(212)
Unrealized gains on derivative instruments during the period	1,030	1,410
Reversal of unrealized losses on derivative instruments settled during the
period	2,316	31,487

Other comprehensive income	3,377	31,812

Comprehensive Income	$47,964	$58,290

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2003	December 31, 2002
Utility Plant: (at original cost, including construction work in progress of
$117,734 and $108,658 respectively)
Electric	$4,230,631	$4,229,352
Gas	1,665,612	1,645,865
Common	381,117	378,844
Less: Accumulated depreciation and amortization	(2,358,281)	(2,337,832)

Net utility plant	3,919,079	3,916,229

Other Property and Investments:
Goodwill, net	125,405	125,555
Intangibles, net	18,174	18,652
Non-utility	80,231	80,855
Other assets	164,080	153,068

Total other property and investments	387,890	378,130

Current Assets:
Cash	157,223	176,669
Restricted cash	35,727	18,871
Accounts receivable, net	282,015	279,623
Unbilled revenue	81,082	112,115
Materials and supplies, at average cost	66,838	70,402
Current portion of unrealized gain on derivative instruments	11,006	3,741
Prepayments and other	14,089	11,323

Total current assets	647,980	672,744

Other Long-Term Assets:
Regulatory asset for deferred income taxes	169,071	167,058
Regulatory asset for PURPA contract buyout costs	240,282	243,584
Unrealized gain on derivative instruments	8,070	9,870
Other	273,877	269,876

Total other long-term assets	691,300	690,388

Total Assets	$5,646,249	$5,657,491

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2003	December 31, 2002
Capitalization:
Common shareholders' investment:
Common stock $0.01 par value, 250,000,000 shares authorized, 93,835,422
and 93,642,659 shares outstanding	$938	$936
Additional paid-in capital	1,488,426	1,484,615
Earnings reinvested in the business	55,631	36,396
Accumulated other comprehensive income	5,217	1,840
Preferred stock not subject to mandatory redemption	60,000	60,000
Preferred stock subject to mandatory redemption	35,662	43,162
Corporation obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the
corporation	280,250	300,000
Long-term debt	2,072,260	2,149,733

Total capitalization	3,998,384	4,076,682

Minority interest in equity of a consolidated subsidiary	10,301	10,629

Current Liabilities:
Accounts payable	207,751	205,619
Short-term debt	49,535	47,295
Current maturities of long-term debt	125,174	73,206
Purchased gas liability	32,976	83,811
Accrued expenses:
Taxes	96,137	62,562
Salaries and wages	11,468	11,441
Interest	43,398	37,942
Current portion of unrealized loss on derivative instruments	3,092	2,410
Other	56,241	47,761

Total current liabilities	625,772	572,047

Long-Term Liabilities:
Deferred income taxes	748,503	730,675
Other deferred credits	263,289	267,458

Total long-term liabilities	1,011,792	998,133

Total Capitalization and Liabilities	$5,646,249	$5,657,491

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31
(Dollars in Thousands)
(Unaudited)

	2003	2002
Operating Activities:
Net Income	$44,587	$26,478
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	57,944	55,949
Deferred federal and state income taxes and tax credits - net	15,815	12,581
Net unrealized gains on derivative instruments	(477)	(11,497)
Other	14,578	4,739
Cash collateral received from energy supplier	4,260	5,670
Change in certain current assets and current liabilities:
Accounts receivable and unbilled revenue	28,642	(25,050)
Materials and supplies	3,563	43,362
Prepayments and other	(2,765)	2,559
Purchase gas receivable/liability	(50,835)	93,911
Accounts payable	2,132	3,170
Taxes payable	33,576	14,062
Accrued expenses and other	13,464	11,678

Net Cash Provided by Operating Activities	164,484	237,612

Investing Activities:
Construction and capital expenditures-excluding equity AFUDC	(68,689)	(66,262)
Additions to energy conservation program	(3,684)	(2,065)
Acquisitions by InfrastruX, net of cash acquired	--	(29,181)
Restricted cash	(16,856)	(1,096)
Investment in variable rate bonds	(12,070)	--
Other	(1,903)	(3,786)

Net Cash Used by Investing Activities	(103,202)	(102,390)

Financing Activities:
Change in short-term debt - net	2,240	(191,352)
Dividends paid	(22,118)	(35,664)
Redemption of preferred stock	(7,500)	(7,500)
Redemption of trust preferred securities	(19,750)	--
Issuance of bonds	161,860	98,928
Redemption of bonds and long term debt	(187,368)	(10,000)
Issuance costs of bonds and other	(8,092)	16

Net Cash Used by Financing Activities	(80,728)	(145,572)

Net Decrease in Cash	(19,446)	(10,350)
Cash at Beginning of Year	176,669	92,356

Cash at End of Period	$157,223	$82,006

Supplemental Cash Flow Information:
Cash payments for:
Interest (net of capitalized interest)	$42,273	$38,698
Income taxes	(6,322)	(248)

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31
(Dollars in Thousands)
(Unaudited)

	2003	2002
Operating Revenues:
Electric	$416,997	$363,249
Gas	187,788	314,491
Other	499	559

Total operating revenues	605,284	678,299

Operating Expenses:
Energy costs:
Purchased electricity	240,436	181,987
Purchased gas	86,954	204,798
Electric generation fuel	15,074	65,180
Residential Exchange	(52,679)	(42,747)
Unrealized (gain) loss on derivative instruments	(477)	(11,497)
Utility operations and maintenance	70,055	65,941
Other operations and maintenance	260	454
Depreciation and amortization	54,584	53,678
Conservation amortization	7,722	2,165
Taxes other than income taxes	54,919	63,229
Income taxes	34,501	20,379

Total operating expenses	511,349	603,567

Operating Income	93,935	74,732
Other income	691	309

Income Before Interest Charges	94,626	75,041
Interest charges, net of AFUDC	46,356	49,343

Income Before Cumulative Effect of Accounting Change	48,270	25,698
Cumulative effect of implementation of an accounting change, net of tax	169	--

Net Income	48,101	25,698
Less: preferred stock dividends accrual	1,867	2,012

Income for Common Stock	$46,234	$23,686

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31
(Dollars in Thousands)
(Unaudited)

	2003	2002
Net Income	$48,101	$25,698

Other comprehensive income, net of tax:
Unrealized holding losses on marketable securities arising
during the period	(15)	(149)
Reclassification adjustment for realized gains on marketable
securities included in net income	--	(724)
Unrealized gains on derivative instruments during the period	1,030	1,410
Reversal of unrealized losses on derivative instruments
settled during the period	2,316	31,487

Other comprehensive income	3,331	32,024

Comprehensive Income	$51,432	$57,722

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2003	December 31, 2002
Utility Plant: (at original cost, including construction work in progress of
$117,734 and $108,658 respectively)
Electric	$4,230,631	$4,229,352
Gas	1,665,612	1,645,865
Common	381,117	378,844
Less: Accumulated depreciation and amortization	(2,358,281)	(2,337,832)

Net utility plant	3,919,079	3,916,229

Other Property and Investments	165,821	154,757

Current Assets:
Cash	145,138	161,475
Restricted cash	35,727	18,871
Accounts receivable, net	219,865	208,702
Unbilled revenue	81,082	112,115
Materials and supplies, at average cost	59,877	63,563
Current portion of unrealized gain on derivative instruments	11,006	3,741
Prepayments and other	6,092	8,907

Total current assets	558,787	577,374

Other Long-Term Assets:
Regulatory asset for deferred income taxes	169,071	167,058
Regulatory asset for PURPA contract buyout costs	240,282	243,584
Unrealized gain on derivative instruments	8,070	9,870
Other	273,877	269,876

Total other long-term assets	691,300	690,388

Total Assets	$5,334,987	$5,338,748

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2003	December 31, 2002
Capitalization:
Common shareholders' investment:
Common stock, $10 stated value, 150,000,000 shares
authorized, 85,903,791 shares outstanding	$859,038	$859,038
Additional paid-in capital	498,861	498,335
Earnings reinvested in the business	92,953	66,971
Accumulated other comprehensive income	5,108	1,777
Preferred stock not subject to mandatory redemption	60,000	60,000
Preferred stock subject to mandatory redemption	35,662	43,162
Corporation obligated, mandatorily redeemable preferred
securities of subsidiary trust holding solely junior
subordinated debentures of the corporation	280,250	300,000
Long-term debt	1,943,336	2,021,832

Total capitalization	3,775,208	3,851,115

Current Liabilities:
Accounts payable	197,586	193,602
Short-term debt	34,269	30,340
Current maturities of long-term debt	123,960	72,000
Purchased gas liability	32,976	83,811
Accrued expenses:
Taxes	103,396	64,433
Salaries and wages	11,468	11,441
Interest	43,398	37,942
Current portion of unrealized loss on derivative instruments	3,092	2,410
Other	31,280	25,456

Total current liabilities	581,425	521,435

Long-Term Liabilities:
Deferred income taxes	729,277	715,579
Other deferred credits	249,077	250,619

Total long-term liabilities	978,354	966,198

Total Capitalization and Liabilities	$5,334,987	$5,338,748

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31
(Dollars in Thousands)
(Unaudited)

	2003	2002
Operating Activities:
Net Income	$48,101	$25,698
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	54,584	53,678
Deferred federal income taxes and tax credits - net	11,685	10,281
Net unrealized gains on derivative instruments	(477)	(11,497)
Other	17,403	9,335
Cash collateral received from energy supplier	4,260	5,670
Change in certain current assets and current liabilities:
Accounts receivable and unbilled revenue	19,870	(18,086)
Materials and supplies	3,686	42,688
Prepayments and other	2,815	3,862
Purchased gas receivable/liability	(50,835)	93,911
Accounts payable	3,984	6,622
Taxes payable	38,964	14,942
Accrued expenses and other	10,808	17,208

Net Cash Provided by Operating Activities	164,848	254,312

Investing Activities:
Construction expenditures - excluding equity AFUDC	(66,514)	(61,302)
Additions to energy conservation program	(3,684)	(2,065)
Restricted cash	(16,856)	(1,096)
Investment in variable rate bonds	(12,070)	--
Other	(2,008)	(3,557)

Net Cash Used by Investing Activities	(101,132)	(68,020)

Financing Activities:
Change in short-term debt - net	3,929	(182,813)
Dividends paid	(22,118)	(35,664)
Issuance of bonds	161,860	40,000
Redemption of preferred stock	(7,500)	(7,500)
Redemption of trust preferred securities	(19,750)	--
Redemption of bonds	(188,400)	(10,000)
Issuance cost of bonds and other	(8,074)	(85)

Net Cash Used by Financing Activities	(80,053)	(196,062)

Net Decrease in Cash	(16,337)	(9,770)
Cash at Beginning of Year	161,475	82,708

Cash at End of Period	$145,138	$72,938

Supplemental Cash Flow Information:
Cash payments for:
Interest (net of capitalized interest)	$40,964	$37,295
Income taxes (net of refunds)	(2,755)	(307)

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Summary of Consolidation Policy

BASIS OF PRESENTATION
        Puget Energy is an exempt public utility holding company under the Public Utility Holding Company Act of 1935. Puget Energy owns Puget Sound Energy (PSE) and is a majority owner of InfrastruX Group, Inc. (InfrastruX), a Washington corporation.
        The consolidated financial statements of Puget Energy include the accounts of Puget Energy and its subsidiaries, PSE and InfrastruX. Puget Energy holds all the common shares of PSE and holds a majority interest in InfrastruX. The results of PSE and InfrastruX are presented on a consolidated basis. PSE’s consolidated financial statements include the accounts of PSE and its subsidiaries. Puget Energy and PSE are collectively referred to herein as “the Company”. The consolidated financial statements are presented after elimination of all significant intercompany items and transactions. Minority interests of InfrastruX’s operating results are reflected in Puget Energy’s consolidated financial statements. Certain amounts previously reported have been reclassified to conform with current year presentations with no effect on total equity or net income.
        The consolidated financial statements contained in this Form 10-Q are unaudited. In the respective opinions of the managements of Puget Energy and PSE, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected and were of a normal recurring nature. These condensed financial statements should be read in conjunction with the audited financial statements (and the Combined Notes thereto) included in the combined Puget Energy and PSE annual report on Form 10-K for the year ended December 31, 2002, which is available at the Securities and Exchange Commission website at www.sec.gov or at Puget Energy’s website at www.pse.com.

(2)      Earnings per Common Share (Puget Energy Only)

        Puget Energy’s basic earnings per common share have been computed based on weighted average common shares outstanding of 93,740,000 and 87,175,000 for the three months ended March 31, 2003 and 2002, respectively.
        Puget Energy’s diluted earnings per common share have been computed based on weighted average common shares outstanding of 94,172,000 and 87,408,000 for the three months ended March 31, 2003 and 2002, respectively. These shares include the dilutive effect of securities related to employee and director equity plans.

(3)     Segment Information (Puget Energy Only)

        Puget Energy operates in primarily two business segments: Regulated Utility Operations, or PSE, and Construction Services, or InfrastruX. Puget Energy’s regulated utility operation generates, purchases, transports and sells electricity, and purchases, transports and sells natural gas. The service territory of PSE covers approximately 6,000 square miles in Washington State. InfrastruX specializes in contracting services to other gas and electric utilities primarily in the mid-west, Texas and the eastern United States.
        The other principal non-utility line of business, which is a PSE subsidiary, is a real estate investment and development company. Reconciling items between segments are not material.

        Financial data for business segments are as follows:

(Dollars in Thousands) Three Months Ended March 31, 2003	PSE	InfrastruX	Other	Total

Revenues	$604,785	$70,677	$499	$675,961
Depreciation and amortization	54,532	3,359	53	57,944
Income tax	34,497	(3,096)	(35)	31,366
Operating income	93,815	(2,479)	49	91,385
Interest charges, net of AFUDC	46,356	1,309	--	47,665
Net income	47,981	(3,443)	49	44,587
Goodwill, net	--	125,405	--	125,405
Total assets	5,206,704	311,721	127,824	5,646,249

Three Months Ended March 31, 2002	PSE	InfrastruX	Other	Total

Revenues	$677,740	$60,761	$559	$739,060
Depreciation and amortization	53,674	2,271	4	55,949
Income tax	20,089	635	211	20,935
Operating income	74,474	1,986	111	76,571
Interest charges, net of AFUDC	49,343	1,055	--	50,398
Net income	25,619	1,005	(146)	26,478

At December 31, 2002	PSE	InfrastruX	Other	Total

Goodwill, net	$--	$125,555	$--	$125,555
Total assets	5,208,487	319,248	129,756	5,657,491

(4)     Accounting for Derivative Instruments and Hedging Activities

        The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138. SFAS No. 133 requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value. The Company enters into both physical and financial contracts to manage its energy resource portfolio including forward physical and financial contracts, option contracts and swaps. The majority of these contracts qualify for the normal purchase and normal sale exception.
        During the three months ended March 31, 2003 and 2002, the Company recorded an increase in earnings for the change in the market value of derivative instruments not meeting cash flow hedge criteria of approximately $0.5 million pre-tax ($0.3 million after-tax) and $11.5 million pre-tax ($7.5 million after-tax), respectively. The $11.5 million pre-tax gain in 2002 represented the reversal of unrealized losses on gas hedge contracts that were de-designated in the fourth quarter of 2001 and the reversal of the mark-to-market unrealized loss on physical electric contracts at December 31, 2001 that were settled in the first quarter of 2002.
        The Company has two contracts outstanding with a counterparty whose senior unsecured debt ratings are below investment grade. The first contract is a fixed for floating price natural gas swap contract for which the Company has collected a collateral deposit in the amount of $25.7 million from the counterparty to guarantee performance. The financial contract will expire in June 2008 and is accounted for as a cash flow hedge under SFAS No. 133. The second is a physical gas supply contract expiring in December 2008, which has been designated as a normal purchase under SFAS No. 133. The counterparty has continuously performed on both contracts since the contracts were entered into in 2000 and the Company believes the risk of non-performance by the counterparty to be remote. The Company will continue to monitor the performance of the counterparty.

(5)     Intangibles (Puget Energy Only)

        Identifiable intangible assets acquired as a result of acquisitions of companies are amortized over the expected useful lives of the assets, which range from five to 20 years. Identifiable intangible assets are as follows:

At March 31, 2003 (Dollars in thousands)	Gross Intangibles	Accumulated Amortization	Net Intangibles

Covenant not to compete	$ 3,878	$1,298	$ 2,580
Developed technology	14,190	1,922	12,268
Contractual customer relationships	3,042	474	2,568
Patents	814	56	758

Total	$21,924	$3,750	$18,174

At December 31,2002 (Dollars in thousands)	Gross Intangibles	Accumulated Amortization	Net Intangibles

Covenant not to compete	$ 3,908	$1,105	$ 2,803
Developed technology	14,190	1,744	12,446
Contractual customer relationships	3,042	383	2,659
Patents	793	49	744

Total	$21,933	$3,281	$18,652

        The identifiable intangible amortization expense for the three months ended March 31, 2003 was $0.5 million compared to $0.3 million for the same period of 2002. The identifiable intangible assets amortization for future periods based on the current acquisitions will be:

(Dollars in thousands)	2003	2004	2005	2006	2007	2008

Future Intangible Amortization	$1,376	$1,876	$1,860	$1,531	$1,148	$1,126

(6)     Asset Retirement Obligation

        On January 1, 2003 the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company recorded an after-tax charge to income of $0.2 million in the first quarter of 2003 for the cumulative effect of the accounting change.
        The Company identified various asset retirement obligations at January 1, 2003 which were included in the cumulative effect of the accounting change. The Company has an obligation (1) to dismantle two leased electric generation turbine units and deliver the turbines to the nearest railhead at the termination of the lease in 2009; (2) to remove certain structures as a result of re-negotiations with the Department of Natural Resources of a now expired lease; (3) to replace or line all cast iron pipes in its service territory by 2007 as a result of a 1992 Washington Commission order; and (4) to restore ash holding ponds at a jointly-owned coal-fired electric generating facility in Montana.

        The following table describes all changes to the Company’s asset retirement obligation liability in the first quarter 2003:

For the three months ended (Dollars in thousands)	March 31, 2003

Asset retirement obligation at beginning of quarter	$--
Liability recognized in transition	3,592
Accretion expense	22

Asset retirement obligation at end of quarter	$3,614

        The pro forma asset retirement obligation liability balances as if SFAS No. 143 had been adopted on January 1, 2001 (rather than January 1, 2003) are as follows:

(Dollars in thousands)

Pro forma amounts of liability for asset retirement obligation at December 31, 2001	$3,497
Pro forma amounts of liability for asset retirement obligation at December 31, 2002	3,592

        The pro forma income statement effect as if SFAS No. 143 had been adopted on January 1, 2001 (rather than January 1, 2003) is as follows:

(Dollars in thousands, except per share) Three months ended March 31	2003	2002

Income for common stock, as reported	$42,720	$24,466
Add: FAS 143 transition adjustment, net of tax	169	--
Less: Pro forma accretion expense, net of tax	--	(16)

Pro forma income for common stock	$42,889	$24,450

Earnings per share:
Basic as reported	$0.46	$0.28
Diluted as reported	$0.45	$0.28
Basic pro forma	$0.46	$0.28
Diluted pro forma	$0.45	$0.28

(7)     Stock Compensation

        The Company has various stock compensation plans which, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”, are accounted for in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The exercise price of stock option grants outstanding was the market value of the stock on the date of grant, so no compensation expense was recorded in the income statement for the options. There was, however, compensation expense related to other stock compensation plans. Had the Company used the fair value method of accounting specified by SFAS No. 123, net income and earnings per share would have been as follows:

(Dollars in thousands, except per share) Three months ended March 31	2003	2002

Income for common stock, as reported	$42,720	$24,466
Add: Total stock-based employee compensation expense included in net income, net of tax	564	198
Less: Total stock-based employee compensation expense per the fair value	(1,035)	(803)
method of SFAS 123, net of tax

Pro forma income for common stock	$42,249	$23,861

Earnings per share:
Basic as reported	$0.46	$0.28
Diluted as reported	$0.45	$0.28
Basic pro forma	$0.45	$0.27
Diluted pro forma	$0.45	$0.27

(8)     New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 – “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 – “Consolidated Financial Statements” to certain entities in which equity investors do not have controlling interest or sufficient equity at risk for the entity to finance its activities without additional financial support. This Interpretation requires that if a business entity has a controlling financial interest in a variable interest entity the financial statements must be included in the consolidated financial statements of the business entity. The adoption of this Interpretation for all interests in variable interest entities created after January 31, 2003 is effective immediately. For variable interest entities created before February 1, 2003, it is effective June 15, 2003. The Company is in the process of determining the impacts of this Interpretation but does not anticipate any material change as a result of the new Interpretation.
        The Emerging Issues Task Force of the Financial Accounting Standards Board (EITF or Task Force) at its June 2002 meeting came to a consensus on one of three items included in EITF Issue 02-3 “Accounting for Contracts Involved in Energy Trading and Risk Management Activities”. The Task Force has agreed that all mark-to-market gains and losses on energy trading contracts whether realized or unrealized will be shown net in the income statement (costs offset against revenues), irrespective of whether the contract is physically settled. The presentation is applicable to financial statements for periods ending after July 15, 2002. The Company performs risk management activities to optimize the value of energy supply and transmission assets and to ensure that physical energy supply is available to meet the customer demand loads. The Company also purchases energy when demand exceeds available supplies in its portfolio; likewise the Company makes sales to other utilities and marketers when surplus energy is available. These transactions are part of the Company’s normal operations to meet retail load. The Company has reclassified all settled transactions that meet the definition of optimization (trading transactions that optimize hydro resources, and purchases and sales between trading points) net in the income statement to conform to the new presentation required under EITF 02-3. The Company previously reported these transactions when settled in a gross manner in the income statement in electric operating revenue and purchased electricity expense. Unrealized gains or losses on derivative instruments that are required to be marked-to-market remain reflected in unrealized (gain) loss on derivative instruments on Puget Energy’s and PSE’s income statement as required by SFAS No. 133. The adoption of EITF 02-3 does not have any impact on the previously reported net income of the Company.

(9)     Other

        On April 9, 2003, the Washington Commission approved an increase in the Purchased Gas Adjustment (PGA) gas rates of approximately $103.6 million annually or 20.1%. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in gas prices. PSE’s gas margin and net income is not affected by the change in the PGA rates. The PGA increase became effective April 10, 2003.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of the Company’s financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. Words such as “anticipate,” “believe,” “expect,” “future” and “intend” and similar expressions are used to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and under the caption “Forward-Looking Statements” at the beginning of this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

Results of Operations

Puget Energy
        All of the operations of Puget Energy are conducted through its subsidiaries, PSE and InfrastruX. Puget Energy’s net income for the three months ended March 31, 2003 was $44.6 million on operating revenues of $676.0 million, compared with net income of $26.5 million on operating revenues of $739.1 million for the same period in 2002. Net income for common stock was $42.7 million for the first quarter of 2003 compared to $24.5 million for the first quarter of 2002. Basic and diluted earnings per share were $0.46 and $0.45, respectively, for the first quarter of 2003 compared to $0.28 for the first quarter of 2002.
        Net income for common stock was positively impacted by an increase in PSE’s net income for common stock of $22.5 million for the three months ended March 31, 2003 compared to the same period in 2002, due primarily to the favorable impact of general tariff rate increases that became effective on July 1, 2002 for PSE’s electric customers and September 1, 2002 for PSE’s gas customers. PSE also incurred a significant under-recovery of electric power supply costs from customers in the first quarter of 2002. Net income for common stock was negatively impacted by a decrease in InfrastruX’s net income for common stock (net of minority interest) of $4.4 million for the three months ended March 31, 2003 compared to the same period in 2002 due to severe winter weather and snow accumulation in the Northeast and Midwest and extremely wet winter conditions in the South, resulting in a significant slowdown in construction work.

Puget Sound Energy
        The table below sets forth changes in the results of operations for Puget Sound Energy and its subsidiaries.

Comparative Three Months Ended
March 31, 2003 vs. March 31, 2002
Increase (Decrease)
(Dollars in Millions)

Operating revenue changes:
Electric general rate increase	$10.6
BPA Residential Exchange Credit	(10.4)
Electric sales to other utilities and marketers	39.3
Electric conservation trust credit	(0.8)
Electric transportation revenue	(0.4)
Electric load and other	15.4

Total electric operating change	53.7

Gas PGA rate and load change	(142.2)
Gas general rate increase in base rates	14.8
Gas transportation revenue and other	0.7

Total gas operating change	(126.7)

Total operating revenue change	(73.0)

Operating expense changes:
Energy costs:
Purchased electricity	58.4
Purchased gas	(117.8)
Electric generation fuel	(50.1)
Residential exchange power cost credit	(9.9)
Unrealized (gain) loss on derivative instruments	11.0
Utility operations and maintenance:
Production operations and maintenance	0.2
Personal energy management expenses	(2.2)
Low income program pass through expenses	2.7
Other utility operations and maintenance	3.4
Other operations and maintenance	(0.2)
Depreciation and amortization	0.9
Conservation amortization	5.6
Taxes other than income taxes	(8.3)
Income taxes	14.1

Total operating expense change	(92.2)
Other income change (net of tax)	0.4
Interest charges change	(3.0)
Cumulative effect of an accounting change (net of tax)	0.2

Net income change	$22.4

        PSE’s operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers occur from season to season and from month to month within a season, primarily as a result of weather conditions. PSE normally experiences its highest retail energy sales in the first and fourth quarters of the year. Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult. The following is additional information pertaining to the changes outlined in the above table.

Operating Revenues — Electric
        Electric operating revenues for the three months ended March 31, 2003 were $417.0 million, an increase of $53.7 million compared to the same period in 2002 due primarily to wholesale electric sales to other utilities and marketers which increased $40.2 million due to higher surplus volumes and higher prices in the wholesale electricity market. Wholesale sales volumes increased by 712.5 million kWh or 125.3% to 1.3 billion kWh as a result of warmer-than-normal temperatures in the Pacific Northwest which provided excess electric energy supplies for sales to the wholesale market as a result of reduction in retail sales. Temperatures based on heating-degree-days measured at Seattle-Tacoma airport during the three month period ended March 31, 2003 were 10.7% warmer than normal as compared to heating-degree-days being 4.3% cooler than normal during the three month period ended March 31, 2002. Retail sales revenue decreased $7.2 million which included the effect of a 4.6% electric general rate increase effective July 1, 2002 that increased electric revenue by approximately $10.6 million in 2003. Retail sales volume decreased 2.8% to 5.3 billion kWh from 5.5 billion kWh for the same period in 2002.
        On June 20, 2002, the Washington Commission approved and adopted the settlement stipulation in the general rate case, putting new rates into effect on July 1, 2002. PSE established a PCA mechanism in the rate case settlement. The PCA mechanism will account for differences in PSE’s modified actual power costs relative to a power cost baseline. The mechanism will account for a sharing of costs and benefits that are graduated over four levels of power cost variances, with an overall cap of $40 million (+/-) over the four year period July 1, 2002 through June 30, 2006 plus 1% of the excess over $40 million. PSE’s share of the cost through March 31, 2003 was $16.7 million, $11.6 million of which was incurred in the first quarter of 2003. The factors influencing the variability of power costs included in the proposal are primarily weather and market related.
        On June 11, 2001, PSE and the BPA entered into an amended settlement agreement regarding the Residential Purchase and Sale Program, under which PSE’s residential and small farm customers would continue to receive benefits of federal power. Completion of this agreement enabled PSE to continue to provide a Residential and Farm Energy Exchange Credit to residential and small farm customers. The amended settlement agreement provides that, for its residential and small farm customers, PSE will receive (a) cash payment benefits during the period July 1, 2001 through September 30, 2006 and (b) benefits in the form of power or cash payments during the period October 1, 2006 through September 30, 2011.
        Under the Residential Purchase and Sale Program, PSE reduces residential and small farm customers revenue on a per kWh basis through the Residential and Farm Energy Exchange Credit. The credit has no impact on PSE’s electric margin or net income as a corresponding reduction is included in purchased electricity expenses. The Residential Purchase and Sale Program provides PSE’s residential and small farm customers benefits of lower-cost federal power.
        On June 17, 2002, PSE entered into an agreement with the BPA which amended the payment provisions of the amended settlement agreement to provide for conditional deferral of payment by BPA of certain amounts to be paid under the original agreement. Under the modified agreement, BPA will defer paying a portion of the benefits it would have otherwise paid. The amount of benefits deferred will be $3.5 million each month for the eight-month period beginning February 2003, for a total deferral of $27.7 million. Contemporaneously with entering into this agreement with PSE, BPA is entering into other agreements similar to the agreement with PSE through which other investor-owned utilities and BPA are agreeing to BPA’s deferral of payments in their fiscal year 2003. The total cumulative amount to be deferred under the agreement with PSE and other such agreements equals $55 million, an amount that will help BPA address its current financial difficulties. Absent certain adjustments, BPA will begin paying back the amount deferred with interest over the sixty-month period beginning October 2006. In January 2003, PSE filed revised tariff sheets with the Washington Commission to reflect this modification to the agreement between PSE and the BPA. The Washington Commission accepted the tariff changes and the Rider credit was changed to $0.01740 per kWh, from $0.01817 per kWh, for the period February 15, 2003 through September 30, 2006. In February 2003, BPA commenced a rate case that may affect the level of residential exchange benefits for PSE’s customers.
        For the three months ended March 31, 2003, the benefits of the Residential and Farm Energy Exchange credited to customers were $55.1 million with a related offset to power costs. PSE received payments from BPA in the amount of $37.0 million during the three months ended March 31, 2003. The difference between the customers’ credit and the amount received from BPA reduces the previously deferred amount owed to customers. The aggregated deferred amount is recorded on PSE’s balance sheet as restricted cash. Absent certain adjustments, the modified amended settlement agreement will provide for payments from BPA in the amount of $630.6 million for the period January 2003 through September 2006 and for pass-through to eligible residential and farm customers of the same amount.
        There are several actions in the U.S. Ninth Circuit Court of Appeals against BPA, in which the petitioners assert that BPA acted contrary to law or without authority in deciding to enter into, or in entering into or performing, a number of contracts, including the contract between BPA and PSE. BPA rates used in such contract between BPA and PSE for determining the amounts of money to be paid to PSE as residential exchange benefits during the period October 1, 2001 through September 30, 2006 have been confirmed, approved and allowed to go into effect by FERC on an interim basis, subject to refund with interest. It is not clear what impact, if any, review of such rates and the above-described U.S. Ninth Circuit Court of Appeals actions may have on PSE. PSE and other investor owned utilities are presently negotiating a potential settlement of the U.S. Ninth Circuit actions, whereby the litigation would be dismissed and BPA’s discretion over the level of 2007-2011 benefits would be reduced in consideration of a reduction in current period benefits. PSE cannot presently predict the outcome of the settlement negotiations.
        To meet customer demand, PSE dispatches resources in its power supply portfolio such as fossil-fuel generation, owned and contracted hydro capacity and energy, and long-term contracted power. However, depending principally upon availability of hydroelectric energy, plant availability, fuel prices and/or changing load as a result of weather, PSE may sell surplus power or purchase deficit power in the wholesale market. PSE manages its core energy portfolio through short and intermediate-term off-system physical purchases and sales, and through other risk management techniques. PSE’s Risk Management Committee oversees energy portfolio exposures.
        During the three months ended March 31, 2003, PSE collected and remitted to a grantor trust $3.9 million as compared to $3.1 million for the same period in 2002 as a result of PSE’s 1995 sale of future electric revenues associated with its investment in conservation assets in its electric general rate tariff. The impact of the sale of revenue was offset by reductions in conservation amortization and interest expenses. The principal amount owed by the trust to its bondholders was $15.2 million at March 31, 2003.
        PSE operates within the western wholesale market and has made sales into the California energy market. During the fourth quarter of 2000, PSE made such sales to the California energy market on which the receivable amount is still outstanding. At March 31, 2003, PSE’s receivable from the California Independent System Operators (CAISO) and other counter-parties, net of reserves, was $25.3 million.

Operating Revenues— Gas
        Retail gas revenue for the three months ended March 31, 2003 decreased by $127.4 million from the same period in 2002, which included the effect of a 5.8% gas general rate increase effective September 1, 2002 that increased gas revenue by approximately $14.8 million in 2003. Retail gas sales volumes decreased 15.5% from 346.9 million therms in 2002 to 293.1 million therms in 2003 due primarily to warmer temperatures in the Pacific Northwest.
        Purchased Gas Adjustment (PGA) rates charged to customers were lower in the three months ended March 31, 2003 compared to the same period in 2002 as a result of rate decreases of 7.3% and 12.5%, which took effect September 1, 2002 and November 1, 2002, respectively. Gas supply costs are passed through to customers in the PGA. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in gas pipeline transportation costs. On April 9, 2003, the Washington Commission approved an increase in natural gas supply rates under the PGA mechanism. The increase of approximately $103.6 million or 20.1% on overall revenues became effective April 10, 2003.

        PSE’s gas margin (gas sales to retail and transportation customers less the cost of gas purchased, including gas transportation costs to bring gas to PSE’s service territory) and net income are not affected by changes under the PGA.

Operating Expenses
        Purchased electricity expenses increased $58.4 million for the three months ended March 31, 2003 compared to the same period in 2002. PSE’s hydroelectric production and related power costs in 2003 have been negatively impacted by below normal winter precipitation and snow pack in the Pacific Northwest region associated with an El Nino weather condition. The April 17, 2003 seasonal water supply forecast published by the National Weather Service indicated that the total forecast runoff into the Grand Coulee reservoir for the period January through July 2003 would be 86% of normal. This compares to 108% of normal for the same period in 2002. The National Weather Service forecast runoff into the Grand Coulee reservoir for the later period of April through September 2003 is similar to the January through July 2003 period and is expected to be 85% of normal assuming average precipitation during the period. Primarily due to adverse hydro conditions in 2003, the Company anticipates reaching the $40 million cumulative cap under the Power Cost Adjustment (PCA) mechanism by the end of 2003. Under the PCA mechanism, further increases in variable power costs through June 30, 2006 would be apportioned 99% to customers and 1% to PSE. PSE’s share of power costs, in excess of those set in rates, through March 31, 2003 was $16.7 million.
        Purchased gas expenses decreased $117.8 million for the three months ended March 31, 2003 compared to the same period in 2002. The decrease was due to lower consumption volumes as a result of warmer than normal temperatures and the impact of decreased gas costs, which are passed through to customers through the PGA mechanism. The PGA allows PSE to recover expected gas costs. PSE defers, as a receivable or liability, any gas costs that exceed or fall short of the amount in PGA rates and accrues interest under the PGA. The PGA balance was a liability at March 31, 2002 of $56.3 million compared to a liability balance at March 31, 2003 of $33.0 million.
        Electric generation fuel expense decreased $50.1 million for the three months ended March 31, 2003 compared to the same period in 2002 due to lower fuel costs for PSE controlled gas-fired generation facilities related to the reduction of generation at those facilities.
        Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA increased $9.9 million in 2003 when compared to 2002, due to an increase in the Residential and Farm Energy Exchange credit rate as compared to 2002. For further details, see the amended Residential Purchase and Sale Agreement between PSE and BPA discussion in Operating Revenues – Electric.
        Unrealized gains on derivative instruments decreased $11.0 million in 2003 compared to 2002 as the first three months of 2002 included an $11.5 million pre-tax gain as compared to $0.5 million for the same period in 2003. The 2002 gain represented the reversal of unrealized losses on gas hedge contracts that were de-designated in the fourth quarter of 2001 and the reversal of the mark-to-market unrealized loss on physical electric contracts at December 31, 2001 that were settled in the first quarter of 2002.
        The Company has two contracts outstanding with a counterparty whose senior unsecured debt ratings are below investment grade. The first contract is a fixed for floating price natural gas swap contract for which the Company has collected a collateral deposit in the amount of $25.7 million from the counterparty to guarantee performance. The financial contract will expire in June 2008 and is accounted for as a cash flow hedge under SFAS No. 133. The second is a physical gas supply contract expiring in December 2008, which has been designated as a normal purchase under SFAS No. 133. The counterparty has continuously performed on both contracts since the contracts were entered into in 2000 and the Company believes the risk of non-performance by the counterparty to be remote. The Company will continue to monitor the performance of the counterparty.
        PSE’s Personal Energy ManagementTM energy-efficiency program costs decreased $2.2 million for the three months ended March 31, 2003 compared to the same period in 2002, reflecting a decreased emphasis on the program in light of relatively moderate energy prices and cancellation of the Time of Use program in November 2002.
        A new Low-income Program approved by the Washington Commission in the general rate case settlement began in July 2002 which resulted in increased costs of $2.7 million for the three months ended March 31, 2003 compared to the same period in 2002. These costs are fully recovered in retail rates beginning at the program’s inception on July 1, 2002 for electric and September 1, 2002 for gas.
        Other utility operations and maintenance costs increased $3.4 million for the three months ended March 31, 2003 compared to the same period in 2002 due primarily to an increase of $1.6 million in electric-service restoration costs related to storm damage, $3.6 million in increased vegetation management, meter reading, customer collection and uncollectible accounts expenses and other costs, offset by PSE employee severance costs totaling $4.0 million related to strategic outsourcing of operations work to service providers in the first quarter of 2002 which did not recur in 2003. In addition, PSE recorded an estimated net curtailment gain in the first quarter of 2002 which did not recur in 2003 of $2.2 million for Statement of Financial Accounting Standards No. 88 – “Employers’ Accounting for Settlement and Curtailment of Defined Benefit Pension Plans and for Termination Benefits” and Statement of Financial Accounting Standards No. 106 – “Employers’ Accounting for Postretirement Benefits Other than Pensions” as calculated by PSE’s actuary.
        Depreciation and amortization expense for PSE increased $0.9 million for the three months ended March 31, 2003 compared to the same period in 2002 due primarily to the effects of new plant placed into service during the past year.
        Conservation amortization expense increased $5.6 million for the three months ended March 31, 2003 compared to the same period in 2002 due to increased conservation expenditures. These costs are recovered in an electric conservation rider and a gas conservation tracker mechanism with no impact to earnings.
        Taxes other than income taxes decreased $8.3 million for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to lower municipal and state excise taxes which are revenue based.
        Income taxes increased $14.1 million for the three months ended March 31, 2003 compared to the same period in 2002 as a result of higher pre-tax operating income.

Interest Charges
        Interest charges, which consist of interest and amortization on long-term debt and other interest, decreased $3.0 million for the three months ended March 31, 2003 compared to the same period in 2002. Interest on long-term debt decreased $2.1 million in the three months ended March 31, 2003 compared to the same period in 2002 primarily as a result of the maturity in 2002 of $107 million of Medium Term Notes with interest rates ranging from 7.07% to 7.91% per year. Other interest expense decreased $0.9 million in the three months ended March 31, 2003 compared to the same period in 2002 due primarily to lower weighted average interest rates and lower average daily short-term borrowings.

InfrastruX
        The table below sets forth changes in the results of operations for InfrastruX, net of minority interest.

Comparative Three Months Ended
March 31, 2003 vs. March 31, 2002
Increase (Decrease)
(Dollars in Millions)

Operating revenue change:
Other operating revenue	$9.9

Operating expense changes:
Other operations and maintenance	16.2
Depreciation and amortization	1.1
Taxes other than income taxes	0.8
Income taxes	(3.7)

Total operating expense change	14.4
Interest charges change	0.3
Minority interest change	(0.4)

Net income change	$(4.4)

        The following is additional information pertaining to the changes outlined in the above table.

        InfrastruX revenue increased $9.9 million for the three months ended March 31, 2003 compared to the same period in 2002 due primarily to acquisitions of several companies during 2002, which contributed to an increase of $13.1 million. This increase was offset by lower revenues from existing companies attributable to severe winter weather and snow accumulation in the Northeast and Midwest and to extremely wet winter conditions in the South, resulting in a significant slowdown in utility construction work. InfrastruX operations are seasonal, with its highest revenues typically in the second and third quarters of the year.
        InfrastruX operation and maintenance expenses increased $16.2 million for the three months ended March 31, 2003 compared to the same period in 2002 due to the additional costs related to acquired companies and weather-related problems in the first quarter of 2003 that impacted efficiency and productivity.
        Depreciation and amortization expense increased by $1.1 million for the three months ended March 31, 2003 compared to the same period in 2002 due to acquisitions during 2002 and additional assets placed in service to support growth.
        Taxes other than income taxes increased $0.8 million for the three months ended March 31, 2003 compared to the same period in 2002 due primarily to increases in payroll tax resulting from an increased workforce from acquired companies.
        Income taxes decreased $3.7 million for the three months ended March 31, 2003 compared to the same period in 2002 due to the tax benefit associated with the first quarter 2003 net loss compared to tax expense on net income for the same period in 2002.
        Interest charges increased $0.3 million for the three months ended March 31, 2003 compared to the same period in 2002 due to an increase in the amount drawn on InfrastruX’s revolving credit facilities primarily used for funding acquisitions.

Capital Expenditures, Capital Resources and Liquidity

Capital Requirements
Contractual Obligations and Commercial Commitments
        Puget Energy. The following are Puget Energy's aggregate consolidated (including PSE) contractual obligations and commercial commitments as of March 31, 2003:

Puget Energy		Payments Due Per Period

Contractual Obligations (Dollars in millions)	Total	2003	2004- 2005	2006- 2007	2008 and Thereafter

Long-term debt (1)	$2,224.0	$147.3	$303.8	$209.6	$1,563.3
Short-term debt	49.5	49.5	--	--	--
Trust preferred securities (2)	280.3	--	--	--	280.3
Preferred dividends (3)	1.1	1.1	--	--	--
Service contract obligations	185.4	14.6	40.7	43.4	86.7
Capital lease obligations	7.5	1.4	3.2	2.1	0.8
Non-cancelable operating leases	64.3	13.4	25.5	15.0	10.4
Fredonia combustion turbines lease (4)	76.1	3.7	9.7	9.4	53.3
Energy purchase obligations	4,646.2	739.9	1,084.7	840.2	1,981.4
Financial hedge obligations	(21.4)	(7.1)	(8.2)	(5.1)	(1.0)

Total contractual cash obligations	$7,513.0	$963.8	$1,459.4	$1,114.6	$3,975.2

		Amount of Commitment Expiration Per Period

Commercial Commitments (Dollars in millions)	Total	2003	2004- 2005	2006- 2007	2008 and Thereafter

Guarantees (5)	$127.0	$--	$127.0	--	--
Liquidity facilities - available (6)	356.1	215.2	140.9	--	--
Lines of credit - available (7)	37.5	14.0	23.5	--	--
Energy operations letter of credit (8)	0.5	--	0.5	--	--

Total commercial commitments	$521.1	$229.2	$291.9	--	--

(1)	The 2003 long-term debt includes $63 million in first mortgage bonds that had maturity dates in 2012, 2022 and 2023 which have been called for redemption by PSE in April 2003. The redemption dates are scheduled for May ($60 million) and August 2003 ($3 million).
(2)	In 1997 and 2001, PSE formed Puget Sound Energy Capital Trust I and Puget Sound Energy Capital Trust II, respectively, for the sole purpose of issuing and selling preferred securities (Trust Securities) and issuing common securities to PSE. The proceeds from the sale of Trust Securities were used by the Trusts to purchase Junior Subordinated Debentures (Debentures) from PSE. The Debentures are the sole assets of the Trusts and PSE owns all common securities of the Trusts.
(3)	On January 7, 2003, the Board of Directors of PSE declared a dividend payable on April 1, 2003 for preferred stock outstanding on March 14, 2003.
(4)	See “Fredonia 3 and 4 Operating Lease” under “Off-Balance Sheet Arrangements” below.
(5)	In June 2001, InfrastruX signed a credit agreement with several banks to provide up to $150 million in financing. Under the credit agreement, Puget Energy is the guarantor of the line of credit.
(6)	At March 31, 2003, PSE had available a $250.0 million liquidity facility, which in part provides credit support for outstanding commercial paper totaling $34.3 million and an outstanding letter of credit totaling $0.5 million, thereby effectively reducing the available borrowing capacity under this liquidity facility to $215.2 million. At March 31, 2003, the Company also had available $140.9 million of receivables for sale under its three year $150.0 million receivables securitization facility. See “Accounts Receivable Securitization Program” under “Off-Balance Sheet Arrangements” below for further discussions.
(7)	InfrastruX had $179.8 million in lines of credit with various banks, which fund capital requirements of InfrastruX and its subsidiaries. InfrastruX and its subsidiaries had outstanding loans of $142.3 million, effectively reducing the available borrowing capacity under these lines of credit to $37.5 million.
(8)	In May 2002, PSE provided an energy trading counterparty a letter of credit in the amount of $0.5 million to satisfy the counterparty’s credit requirements following PSE’s senior unsecured debt downgrade in October 2001. The letter of credit has been renewed and expires on March 15, 2004.

        Puget Sound Energy. The following are PSE’s aggregate contractual obligations and commercial commitments as of March 31, 2003:

Puget Sound Energy		Payments Due Per Period

Contractual Obligations (Dollars in millions)	Total	2003	2004- 2005	2006- 2007	2008 and Thereafter

Long-term debt (1)	$2,067.3	$128.5	$169.5	$206.0	$1,563.3
Short-term debt	34.3	34.3	--	--	--
Trust preferred securities (2)	280.3	--	--	--	280.3
Preferred dividends (3)	1.1	1.1	--	--	--
Service contract obligations	185.4	14.6	40.7	43.4	86.7
Non-cancelable operating leases	47.2	8.0	16.8	13.0	9.4
Fredonia combustion turbines lease (4)	76.1	3.7	9.7	9.4	53.3
Energy purchase obligations	4,646.2	739.9	1,084.7	840.2	1,981.4
Financial hedge obligations	(21.4)	(7.1)	(8.2)	(5.1)	(1.0)

Total contractual cash obligations	$7,316.5	$923.0	$1,313.2	$1,106.9	$3,973.4

		Amount of Commitment Expiration Per Period

Commercial Commitments (Dollars in millions)	Total	2003	2004- 2005	2006- 2007	2008 and Thereafter

Liquidity facilities - available (5)	$356.1	$215.2	$140.9	--	--
Energy operations letter of credit (6)	0.5	--	0.5	--	--

Total commercial commitments	$356.6	$215.2	$141.4	--	--

(1)	See note (1) above.
(2)	See note (2) above.
(3)	See note (3) above.
(4)	See note (4) above.
(5)	See note (6) above.
(6)	See note (8) above.

Off-Balance Sheet Arrangements
Conservation Trust. In 1995, PSE sold a stream of future electric revenues associated with $202.3 million of its investment in conservation assets in its electric general rate tariff to a grantor trust in order to obtain financing at rates superior to those otherwise available. As a result of this sale, PSE collects these revenues from its electric customers and remits them to the trust. During the three months ended March 31, 2003, PSE collected and remitted to the grantor trust $3.9 million as compared to $3.1 million for the same period in 2002. The impact of the sale of revenue was offset by reductions in conservation amortization and interest expenses. The principal amount owed by the trust to its bondholders was $15.2 million at March 31, 2003.

Accounts Receivable Securitization Program. In order to provide a source of liquidity for PSE at attractive cost of capital rates, in December 2002, PSE entered into a Receivables Sales Agreement with Rainier Receivables, Inc., a wholly owned subsidiary of PSE, pursuant to which PSE sold all of its utility customers accounts receivable and unbilled utility revenues to Rainier Receivables. Concurrently with entering into the Receivables Sales Agreement, Rainier Receivables entered into a Receivables Purchase Agreement with PSE and several financial institutions. The Receivables Purchase Agreement allows Rainier Receivables to sell the receivables purchased from PSE to the financial institutions. The amount of receivables sold by Rainier Receivables is not permitted to exceed $150 million at any time.
        The receivables securitization facility is the functional equivalent of a secured revolving line of credit. In the event Rainier Receivables elects to sell receivables under the Receivables Purchase Agreement, Rainier Receivables is required to pay the purchasers of the receivables fees that are analogous to interest on a revolving line of credit. As receivables are collected by PSE as agent for the receivables purchasers, the outstanding amount of receivables purchased by the purchasers declines until Rainier Receivables elects to sell additional receivables to the purchasers.
        The receivables securitization facility has a three year term, but is terminable by PSE and Rainier Receivables upon notice to the receivables purchasers. At March 31, 2003 there were no amounts outstanding under the accounts receivable securitization facility and the maximum receivables available for sale was $140.9 million.

Fredonia 3 and 4 Operating Lease. PSE leases two combustion turbines for its Fredonia 3 and 4 electric generation facility pursuant to a master lease that was amended for this purpose in April 2001. The lease has a term expiring in 2011, but can be cancelled by PSE after three years. Payments under the lease vary with changes in the London inter-bank offered rate (LIBOR). At March 31, 2003, PSE’s outstanding balance under the lease was $61.0 million. Lease payments assume a LIBOR of 1.31%. The expected residual value under the lease is the lesser of $37.4 million or 60% of the cost of the equipment. In the event the equipment is sold to a third party upon termination of the lease and the aggregate sales proceeds are less than the unamortized value of the equipment, PSE would be required to pay the lessor contingent rent in an amount equal to the deficiency up to a maximum of 87% of the unamortized value of the equipment.

Utility Construction Program. Current utility construction expenditures for generation, transmission and distribution are designed to meet continuing customer growth and to improve efficiencies of PSE’s energy delivery systems. Construction expenditures, excluding equity Allowance for Funds Used During Construction (AFUDC), were $66.5 million for the three months ended March 31, 2003. PSE expects construction expenditures will be approximately $272 million, $325 million and $280 million in 2003, 2004 and 2005, respectively. In addition, PSE anticipates spending up to $250 million for new generating resources in late 2003 or early 2004, subject to regulatory approval of the resources and related new revenue requirements. The purchase of any generating resource would be funded through the issuance of long-term debt and equity. PSE may arrange short-term bridge financing for the resources pending the sale of equity and long-term debt. Construction expenditure estimates are subject to periodic review and adjustment in light of changing economic, regulatory, environmental and conservation factors.

Other Additions. Other property, plant and equipment additions were $2.2 million for the three months ended March 31, 2003. Puget Energy expects InfrastruX’s capital additions to be $16.6 million in 2003. Construction expenditure estimates are subject to periodic review and adjustment in light of changing economic, regulatory, environmental, and conservation factors.

Refinancings.    PSE refinanced $138.5 million of its outstanding 5.875% to 7.25% series of Pollution Control Bonds on March 11, 2003. The remaining $23.4 million of outstanding Pollution Control Bonds was refinanced on April 1, 2003. These outstanding Pollution Control Bonds were refinanced with the proceeds from the issuance of two new series of Pollution Control Bonds: (1) $138.5 million 5.00% series and (2) $23.4 million 5.10% series. Each of these new series of Pollution Control Bonds matures on March 1, 2031.

Capital Resources
Cash From Operations. Cash generated from operations (net of dividends and AFUDC) totaled $141.8 million for the three months ended March 31, 2003, and provided 197.5% of the $71.8 million of utility construction expenditures (net of AFUDC) and other capital expenditure requirements for that period.
        Puget Energy and PSE expect to continue financing the utility construction program and other capital expenditure requirements with internally generated funds and externally financed capital.

Financing Program. Financing utility construction requirements and operational needs is dependent upon the cost and availability of external funds through capital markets and from financial institutions. Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, and Puget Energy’s and PSE’s credit ratings. The Company expects to meet capital and operational needs for the balance of 2003 with cash generated from operations and short-term borrowings under its liquidity facilities.

Restrictive Covenants. In determining the type and amount of future financing, PSE may be limited by restrictions contained in its electric and gas mortgage indentures, articles of incorporation and certain loan agreements. Under the most restrictive tests, at March 31, 2003, PSE could issue:

•	approximately $977.2 million of additional first mortgage bonds, at an assumed interest rate of 5.92% on a ten-year first mortgage bond due to a limitation of the interest coverage ratio (PSE has approximately $1.4 billion of electric and gas bondable property available for use for issuance of up to $854.4 million of first mortgage bonds, subject to the interest coverage ratio limitation of 2.0 times net earnings available for interest. PSE’s interest coverage ratio at March 31, 2003 was 2.8 times net earnings available for interest);
•	approximately $404.3 million of additional preferred stock at an assumed dividend rate of 7.75%; and
•	approximately $262.6 million of unsecured long-term debt.

Credit Ratings. Neither Puget Energy nor PSE has any rating downgrade triggers that would accelerate the maturity dates of outstanding debt. However, a downgrade in the senior unsecured credit ratings could adversely affect the Companies’ ability to renew existing, or obtain access to new credit facilities and could increase the cost of such facilities. For example, under PSE’s revolving credit facility, the spreads over the index and commitment fee increase as PSE’s secured long-term debt ratings decline. A downgrade in commercial paper ratings could preclude PSE’s ability to issue commercial paper under its current programs. The marketability of PSE commercial paper is currently limited by the A-3/P-2 ratings by Standard & Poor’s and Moody’s Investors Service. A further downgrade in commercial paper ratings could preclude entirely PSE’s ability to issue commercial paper. In addition, downgrades in any or a combination of PSE’s debt ratings may allow counterparties on a contract by contract basis in the wholesale electric, wholesale gas and financial derivative markets to require PSE to post a letter of credit or other collateral, make cash prepayments, obtain a guarantee agreement or provide other mutually agreeable security.
        The current ratings of Puget Energy and PSE, as of May 13, 2003, are:

Ratings

	Standard &Poor's	Moody's

Puget Sound Energy
Corporate credit/issuer rating	BBB-	Baa3
Senior secured debt	BBB	Baa2
Shelf debt senior secured	BBB	Baa2
Senior unsecured	BB+	Baa3
Preferred stock	BB	Ba2
Commercial paper	A-3	P-2
Subordinate	*	Ba1
Revolving credit facility	*	Baa3
Ratings outlook	Stable	Negative
Puget Energy
Corporate credit/issuer rating	BBB-	Ba1

*No ratings provided

        Moody’s Investors Service has stated that its negative outlook is based upon uncertainty about the outcome of investigations by FERC of western power markets.

Shelf Registrations. In February 2002, Puget Energy and PSE filed a shelf registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million of:

•	common stock of Puget Energy,
•	senior notes of PSE, secured by a pledge of PSE’s first mortgage bonds,
•	unsecured debentures of PSE, and
•	trust preferred securities of PSE.

        On November 5, 2002, Puget Energy sold 5.75 million shares of common stock in a public offering. The net proceeds of approximately $114.6 million were invested in PSE to reduce its debt.

Liquidity Facilities and Commercial Paper. PSE’s short-term borrowings and sales of commercial paper are used to provide working capital and funding of utility construction program.
        On December 23, 2002, PSE entered into a $250 million unsecured 364-day credit agreement with various banks and a $150 million 3-year receivables securitization program. These facilities replaced PSE’s entire $375 million bank line of credit which was scheduled to terminate on February 13, 2003. At March 31, 2003, PSE had available $390.9 million of liquidity facilities, which in part provide credit support for outstanding commercial paper of $34.3 million and an outstanding letter of credit of $0.5 million, effectively reducing the available borrowing capacity under the liquidity facilities to $356.1 million.
        In June 2001, InfrastruX signed a three-year credit agreement with several banks to provide up to $150 million in financing. Puget Energy is the guarantor of the line of credit. In addition, InfrastruX’s subsidiaries have an additional $29.8 million in lines of credit with various banks. Borrowings available for InfrastruX are used to fund acquisitions and working capital requirements of InfrastruX and its subsidiaries. At March 31, 2003, InfrastruX and its subsidiaries had outstanding loans of $142.3 million, effectively reducing the available borrowing capacity under these lines of credit to $37.5 million.

Stock Purchase and Dividend Reinvestment Plan. Puget Energy has a stock purchase and dividend reinvestment plan pursuant to which shareholders and other interested investors may invest cash and cash dividends in shares of Puget Energy’s common stock. Since new shares of common stock may be purchased directly from Puget Energy, funds received may be used for general corporate purposes. Puget Energy issued common stock from the Stock Purchase and Dividend Reinvestment Plan of $3.8 million (192,765 shares) for the three months ended March 31, 2003 compared to $6.5 million (304,114 shares) for the same period in 2002. The decrease in the Stock Purchase and Dividend Reinvestment Plan from 2003 to 2002 was largely attributable to the reduction of the common stock dividend on May 15, 2002 to a quarterly dividend of $0.25 per share.

Proceedings Relating to the Western Power Market
California Independent System Operator (CAISO) Receivable and California Proceedings
        PSE operates within the western wholesale market and made sales into the California energy market during the fourth quarter of 2000 through the CAISO. In 2001, PG&E and Southern California Edison defaulted on payment obligations owed to various energy suppliers, including the CAISO. The CAISO in turn defaulted on its payment obligations to PSE and various other energy suppliers. On March 1, 2002, Southern California Edison paid its past due energy obligations to the CAISO and various other parties; however, those funds were not used to pay the outstanding balance of the CAISO obligations to PSE. PSE is continuing to pursue recovery of the CAISO receivable.
        On October 1, 2002, the CAISO determined a refund was due to PSE totaling $2.2 million in connection with a FERC order of August 27, 2002 that determined parties that paid the CAISO transmission access charges for energy delivered into the CAISO’s control area in calendar 2000 had been overcharged by the CAISO. PSE received $1.1 million of this refund on October 8, 2002, which was credited to the CAISO receivable, reducing the receivable balance recorded by PSE to $66.8 million. PSE has a bad debt reserve and a transaction fee reserve totaling $41.5 million in connection with the CAISO receivable, such that the net receivable at March 31, 2003 was $25.3 million. The balance of the refund has not been paid by the CAISO.
        On July 25, 2001, FERC ordered an evidentiary hearing (Docket No. EL00-95) to determine the amount of refunds due to California energy buyers, including the CAISO, for purchases made in the spot markets operated by the CAISO during the period October 2, 2000 through June 20, 2001. On December 12, 2002, the Administrative Law Judge conducting the hearings issued his certification of proposed findings on California refund liability to FERC. The appendix to the certification indicated that the net cash position as of March 2002 for PSE would be an amount due to PSE of $61.9 million, and the refund PSE would owe to the CAISO would be $26.3 million—making a net receivable for PSE of $35.6 million. The appendix calculations did not include, however, two stipulations and/or findings from the body of the opinion that excluded certain PSE transactions from refund liability, primarily because they were not “spot market” transactions. Applying those stipulations would reduce the refund PSE would owe by $6.4 million, and make the net PSE receivable approximately $42.0 million. The certification also stated that the amounts owing should be adjusted for interest, a calculation the Administrative Law Judge did not make.
        The FERC Staff issued a report in August 2002 (Docket No. PA02-2) that, among other things, recommended that FERC modify the methodology for calculating refunds in the California refund proceeding (Docket No. EL00-95) by adopting an assumed price for the cost of natural gas equal to producing basin spot prices plus transportation costs. This methodology of calculating the cost of natural gas would reduce the amount owed by the CAISO to PSE for sales made during 2000 and 2001.
        On March 26, 2003, FERC issued an Order on Proposed Findings on Refund Liability in Docket EL00-95 that substantially adopted the recommendations made by the Administrative Law Judge on December 12, 2002, as discussed above, with the major exception of the fact that the Order also substantially adopts the FERC Staff gas price recommendation from the August 2002 report. The March 26 Order is also silent as to the two PSE transactions that were stipulated and found to be outside the “spot market.” PSE filed a motion for clarification and/or rehearing on the two stipulated transactions on April 25, 2003 that were not addressed in the order. The total gross revenue associated with the two “non-spot” transactions subject to the stipulation is approximately $26 million. If (1) the stipulation excluding those transactions from refunds is not upheld, (2) the mitigated prices including gas price adjustments are applied, and (3) related increases are made to PSE’s application for recovery of PSE’s fuel costs, the cumulative effect would be to increase the amount of refunds owed by PSE to the CAISO by approximately $15 million. In addition, there would be substantial reductions to the interest owed to PSE because of the much lower principal balance due. Making all of those assumptions would, according to PSE’s current estimates, reduce PSE’s California receivable by over $17 million, making the total receivable approximately $8 million.
        Assuming that the stipulation and findings as to PSE’s two “non-spot” transactions are upheld, the March 26 and April 22 orders do not appear to materially adjust the net receivable from the CAISO recorded by PSE. Based upon the order PSE has estimated a range related to the CAISO receivable to be between $24.4 million and $25.3 million, including interest on past due amounts. Given the number of parties involved and the issues at stake, a rehearing of the March 26 Order and ultimate appeals of that order to federal appeals courts are expected. Indeed, more than 70 appeals from this proceeding are already pending before the Ninth or District of Columbia circuits. The appellate process could delay ultimate resolution of these claims for more than another year.
        The March 26 Order permits generators that wish to recover fuel costs above the amount set using the “Staff methodology” to submit their actual cost data by May 12, 2003. FERC issued an Order Clarifying Fuel Cost Allowance on April 22, 2003 that further elaborates as to which fuel cost data is to be supplied. PSE reviewed its fuel cost data and filed documents to recover its actual fuel costs above the amount set using the “Staff methodology”. The March 26 Order contemplates a rehearing process, followed by a recalculation (“settlements and billing process”) by the CAISO of amounts owed and owing by or to each market participant. The March 26 Order defers that process until after FERC makes a final decision in the case—which is expected to occur in the second quarter of 2003. Thus, PSE will not receive the CAISO statement of the amount that CAISO believes is owed or owing to PSE for a few months at least.
        On November 20, 2002, FERC issued an Order on Motion for Discovery Order in the EL00-95 docket that granted a motion to allow parties to “adduce” additional evidence into the refund proceedings “that is either indicative or counter-indicative of market manipulation.” On December 19, 2002, in the EL01-10 docket (the Pacific Northwest refund proceeding), FERC issued a similar Order on Motions to Reopen Evidentiary Record “for the purpose of allowing parties to submit additional evidence concerning potential refunds for spot market bilateral sales transactions in the Pacific Northwest,” and “to provide all parties an opportunity to ensure that all relevant evidence is adduced in this proceeding, but also to bring closure and certainty to this proceeding … fairly and quickly.” On March 3, 2003 the California parties reiterated their allegations of market manipulation against approximately 60 companies including PSE. Certain parties also filed such allegations in the Pacific Northwest refund proceeding on that date. PSE and virtually all market participants replied to the March 3 filings in both dockets on March 20, 2003. The March 26 Order on Proposed Findings on Refund Liability expressly defers treatment of the March 3 and March 20 filings until after FERC has had an opportunity to review them. Also on March 26 in its public meeting, FERC discussed the Pacific Northwest refund proceeding and appeared to reach a consensus that the docket should go forward in some manner. No order has been issued in that respect as of May 6, 2003. The March 26 FERC Order contemplates “one or more additional enforcement actions against entities found to have committed market manipulation in violation of the CAISO or PX tariffs.” No timetable for initiating any such proceedings has been announced.
        On March 26, 2003, FERC Staff issued its Final Report on Price Manipulation in Western Markets in Docket PA02-2. The more than 400-page Final Report recommends, among other things, further proceedings against approximately 37 companies alleged to be involved in relationships with Enron or having engaged in similar improper market manipulation strategies. PSE appears on some lists of potential parties that allegedly profited from usage of certain strategies, and is on the list of 37 companies. On numerous occasions, including in PSE’s filings in docket EL00-95 on March 20, 2003, PSE has reported PSE’s use of Enron as a scheduling coordinator for transactions in the California energy markets to FERC, particularly in the period before PSE became a scheduling coordinator in the CAISO market in early 2000. PSE has denied any involvement in improper trading schemes or market manipulation. Based upon the FERC Staff Final Report, FERC issued orders to show cause to certain entities on March 26. PSE was not among those parties, but FERC has indicated it is not finished with its investigation process.
        On May 31, 2002, FERC conditionally dismissed a complaint filed on March 20, 2002 by the California Attorney General in Docket EL02-71 that alleged violations of the Federal Power Act by FERC and all sellers (including PSE) of electric power and energy into California. The complaint asserted that FERC’s adoption and implementation of market rate authority was flawed and, as a result, that individual sellers such as PSE were liable for sales of energy at rates that were “unjust and unreasonable.” The condition for dismissal was that all sellers re-file transaction summaries of sales to and purchases from certain California entities during 2000 and 2001. PSE re-filed such transaction summaries in July 2002. The order of dismissal is now on appeal to the U.S. Ninth Circuit Court of Appeals.
        On the same day as FERC’s order in Docket EL02-71 was entered, the California Attorney General announced it had filed individual complaints against a number of sellers, including PSE, in California Superior Court in San Francisco. That complaint alleges that PSE’s sales to California violated the requirements of the Federal Power Act and that, as such, the sales also violated certain sections of the California Business Practices Act forbidding unlawful business practices. The complaint asserts that each such “violation” subjects PSE to a fine of up to $2,500 plus an award of attorneys’ fees and asserts that there were “thousands” of such violations. PSE has removed that suit to federal court and has moved to dismiss it on the grounds that the issues are within the exclusive or primary jurisdiction of FERC. On March 25, 2003, the motion to dismiss PSE was granted, the district judge ruling that all the claims made were subject to the exclusive jurisdiction of FERC. The California Attorney General has appealed that ruling to the U.S. Ninth Circuit Court of Appeals.
        During May 2002, PSE was served with two cross-complaints, by Reliant Energy Services and Duke Energy Trading & Marketing, respectively, in six consolidated class actions pending in Superior Court in San Diego, California. The original complaints in the action, which were brought by or on behalf of electricity purchasers in California, allege that the original (approximately 40) defendants manipulated the wholesale electricity markets in violation of various California Business Practices Act or Cartwright Act (antitrust) provisions. The plaintiffs in the lawsuit seek, among other things, restitution of all funds acquired by means that violate the law and payment of treble damages, interest and penalties. The cross-complaints assert essentially that the cross-defendants, including PSE, were also participants in the energy market in California at the relevant times, and that any remedies ordered against some market participants should be ordered against all. Reliant Energy Services and Duke Energy Trading & Marketing also seek indemnity and conditional relief as a buyer in transactions involving cross-defendants should the plaintiffs prevail. Those cross-complaints added over 30 new defendants, including PSE, to litigation that had been pending since 2000 and had been set for trial in state court. Some of the newly added defendants removed the litigation to federal court. The federal court in San Diego remanded the case to California State court in an order issued in December 2002. PSE and numerous other defendants added by the cross-complaints have moved to dismiss these claims. Those motions were argued on September 19, 2002, but the federal judge did not rule on those motions in his order remanding the case to state court. The remand order is now being reconsidered. PSE and the other defendants that moved to dismiss the claims intend to submit their motion to the appropriate court at the earliest practical date. As a result of the various motions, no trial date is set at this time.

Other Proceedings
        On May 8, 2002, FERC issued a data request concerning specific trading strategies described in memos prepared by Enron Corporation to all sellers, including PSE, of wholesale electricity and/or ancillary services to the CAISO and/or the California Power Exchange Corporation during the years 2000-2001. On May 21 and May 22, 2002, FERC issued additional data requests to all sellers of wholesale electricity or natural gas in the western United States, including PSE, concerning “wash” or “roundtrip” trading activities. Each of the three requests required the sellers to respond with an affidavit concerning the seller’s use or knowledge of various trading practices identified in the request. In response to the data requests, PSE conducted a review of its activities and informed FERC that it did not engage in the trading activity described in the applicable request.
        In October 2002, PSE provided information in response to a request by the U.S. Commodity Futures Trading Commission (CFTC) for information about a limited number of specific transactions with regional counterparties which have been the subject of an investigation by the CFTC. PSE’s own review of these trades concluded that all the transactions were lawful and served normal business purposes. In January 2003, PSE was asked to provide additional information to the CFTC, primarily concerning the results of any PSE internal investigation as to its trading activities and reports to indices. PSE responded to that request by providing information in February 2003.
        In December 2002, PSE was named as one of more than 30 defendants in two class actions, one filed in the federal district court in Seattle and the other in Multnomah County Circuit Court in Oregon. PSE was served with the complaint and summons in the Washington federal court case on February 3, 2003, but as of May 6, 2003 had not been served in the Oregon case. Nonetheless, the Oregon case was removed to Oregon federal court by Reliant Energy Services on February 5, 2003. The complaints allege that they are brought on behalf of all retail customers in Washington and Oregon, respectively, and seek relief against the defendants (each of which is a seller of electric energy at wholesale in certain markets) for “unfair or deceptive acts,” “fraud by concealment,” negligence and for an accounting. No specific amounts of damages are pled in the complaints. Motions to transfer the cases to California, where other similar class actions are pending, are scheduled to be heard before the panel for Multi-District Litigation on May 29, 2003. In early May 2003, the plaintiffs in both cases filed motions for voluntary dismissal. Those motions are expected to be heard before the end of May 2003. The motions expressly reserve the right to refile the complaints.
        PSE cannot predict the outcome of any of these ongoing proceedings relating to the western power markets, or whether the ultimate impact on PSE will be material.

Other

        On March 31, 2003, PSE released for public comment its least-cost plan for meeting customers’ energy needs through a diversified mix of energy supplies. The plan was open for 30 days of public comment before review by the Washington Commission. After incorporating the comments from the Washington Commission staff, key stakeholder groups, and the public, PSE’s plan was filed with the Washington Commission on April 30, 2003 and will be revised in August 2003 to incorporate forthcoming energy-efficiency data. PSE is actively reviewing new generating resources alternatives.
        On July 31, 2002, FERC issued its Notice of Proposed Rulemaking on Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). The SMD NOPR would have major implications for the delivery of electric energy throughout the U.S if enacted in its proposed form. Major elements of FERC’s proposal include: (a) the use of Network Access Service to replace the existing network and point-to-point services. All customers, including load-serving entities on behalf of bundled retail load, would be required to take network service under a new pro forma tariff; (b) Vertically integrated utilities would be required to retain Independent Transmission Providers to administer the new tariff and functionally operate transmission systems; (c) The formation of Regional State Advisory Committees and other regional entities to coordinate the planning, certification and siting of new transmission facilities in cooperation with states. State regulators and industry representatives have pointed out that the Western North American electricity market has unique characteristics that may not readily lend itself to the Standard Market Design proposed by FERC. FERC has expressed its willingness to offer regional flexibility in its order on RTO West, Docket Nos. RT01-35-005 and RT01-35-007, issued September 18, 2002. In April 2003, FERC issued a white paper responding to concerns of state regulators regarding the impact of the SMD proposal on the Western market.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk
        The Company is exposed to market risks, including changes in commodity prices and interest rates.

Portfolio Management. The nature of serving regulated customers with its wholesale portfolio of owned and contracted resources does expose the Company to some volumetric and commodity price risks. The Company’s energy risk management function monitors and manages these risks using analytical models and tools. The Company manages its energy supply portfolio to achieve three primary objectives:

(i)	Ensure that physical energy supplies are available to serve retail customer requirements;
(ii)	Manage portfolio risks to limit undesired impacts on the Company’s financial results and to stabilize earnings; and
(iii)	Optimize the value of the Company’s energy supply assets.

        The portfolio is subject to major sources of variability (e.g., hydro generation, outage risk, regional economic factors, temperature-sensitive retail sales, and market prices for gas and power supplies). At certain times, these sources of variability can mitigate portfolio imbalances; at other times they can exacerbate portfolio imbalances.
        The Company’s energy risk management staff develops hedging strategies for the Company’s energy supply portfolio. The first priority is to protect against unwanted risk exposure. The second priority is to optimize excess capacity or flexibility within the wholesale portfolio. Most hedges can be implemented in ways that retain the Company’s ability to use its energy supply optimization opportunities. Still other hedges are structured similarly to insurance instruments, where PSE pays an insurance premium to protect against certain extreme conditions.
        Portfolio exposure is managed in accordance with Company polices and procedures. The Risk Management Committee, which is composed of Company officers, provides policy level and strategic direction for management of the energy portfolio. The Audit Committee of the Company’s Board of Directors has oversight of the Risk Management Committee.
        The prices of energy commodities are subject to fluctuations due to unpredictable factors including weather, generation outages and other factors which impact supply and demand. The volumetric and commodity price risk is a consequence of purchasing energy at fixed and variable prices and providing deliveries at different tariff and variable prices. Costs associated with ownership and operation of production facilities are another component of this risk. The Company may use forward delivery agreements, swaps and option contracts for the purpose of hedging commodity price risk. Without jeopardizing the security of supply within its portfolio, the Company will also engage in optimizing the portfolio. Optimization may take the form of utilizing excess capacity, shaping flexible resources to capture their highest value, utilizing transmission capacity or capitalizing on market price movement. As a result, portions of the Company’s energy portfolio are monetized through use of forward price instruments.
        The regulatory mechanisms of the PGA and the PCA mitigate the impact of commodity price volatility upon the Company. The PGA mechanism passes through to customers increases and decreases in the cost of natural gas supply. The PCA mechanism provides for a sharing of costs and benefits that are graduated over four levels of power cost variances with an overall cap of $40 million (+/-) plus 1% of the excess over the $40 million cap over the four year period ending June 30, 2006.
        Transactions that qualify as hedge transactions under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are recorded on the balance sheet at fair value. Changes in fair value of the Company’s derivatives are recorded each period in current earnings or other comprehensive income. Short-term derivative contracts for the purchase and sale of electricity are valued based upon daily quoted prices from an independent energy brokerage service. Values for short-term and medium-term natural gas swap contracts are derived from a combination of quotes from several independent energy brokers and are updated daily. Long-term gas swap contracts are valued based on published pricing from a combination of independent brokerage services and are updated monthly. Option contracts are valued using market quotes and a Monte Carlo simulation-based model approach.
        At March 31, 2003, the Company had an after-tax net asset of approximately $10.8 million of energy contracts designated as qualifying cash flow hedges and a corresponding unrealized gain amount in other comprehensive income. The Company also had energy contracts that were marked-to-market through current earnings for the first quarter of 2003 of $0.3 million after-tax. A hypothetical 10% increase in the market prices of natural gas and electricity would increase the fair value of qualifying cash flow hedges by approximately $5.9 million after-tax and would increase current earnings for those contracts marked-to-market in earnings by an immaterial amount.

Interest Rate Risk. The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, variable rate leases and long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities. The Company does utilize bank borrowings, commercial paper and line of credit facilities to meet short-term cash requirements. These short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may enter into swap instruments to manage the interest rate risk associated with these debts and did not have any swap instruments outstanding as of March 31, 2003.

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

PART II OTHER INFORMATION
Item 1.     Legal Proceedings
        See the section titled “Proceedings Relating to the Western Power Market” under Item 2 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q.
        Contingencies arising out of the normal course of the Company’s business exist at March 31, 2003. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 6.    Exhibits and Reports on Form 8-K

(a)	See Exhibit Index for list of exhibits.

(b)	Reports on Form 8-K

Filed by Puget Energy & Puget Sound Energy:

Form 8-K dated January 15, 2003, Item 5 – Other Events, related to the completion of new liquidity facilities and impact of forecasted adverse hydroelectric conditions.

Form 8-K dated February 12, 2003, Item 5 – Other Events, related to the release of year-end earnings.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC.
PUGET SOUND ENERGY, INC.

/s/ James W. Eldredge

James W. Eldredge
Corporate Secretary and Chief Accounting Officer

Date: May 14, 2003	Chief accounting officer and officer duly authorized to sign this report on behalf of each registrant

CERTIFICATIONS OF PUGET ENERGY

I, Stephen P. Reynolds, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Puget Energy;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Stephen A. Mckeon

Stephen A. McKeon
Sr. Vice President Finance and
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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Stephen A. Mckeon

Stephen A. McKeon
Sr. Vice President Finance and
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed herewith:

12-1	Statement setting forth computation of ratios of earnings to fixed charges (1998 through 2002 and 12 months ended March 31, 2003) for Puget Energy.

12-2	Statement setting forth computation of ratios of earnings to fixed charges (1998 through 2002 and 12 months ended March 31, 2003) for PSE.

99-1	Chief Executive Officer certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99-2	Chief Financial Officer certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.