Form 10-Q
period 2004-04-27
PUGET SOUND ENERGY INC; PUGET ENERGY INC /WA
filed 2004-04-27
CIK 81100, 1085392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to _________

Commission File Number	Exact name of registrant as specified in its charter, state of incorporation, address of principal executive offices, telephone number	I.R.S. Employer Identification Number

1-16305	PUGET ENERGY, INC. A Washington Corporation 10885 N.E. 4th Street, Suite 1200 Bellevue, Washington 98004-5591 (425) 454-6363	91-1969407

1-4393	PUGET SOUND ENERGY, INC. A Washington Corporation 10885 N.E. 4th Street, Suite 1200 Bellevue, Washington 98004-5591 (425) 454-6363	91-0374630

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes   X    No

Indicate by check mark whether Puget Energy, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X    No

Indicate by check mark whether Puget Sound Energy, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes       No   X

As of March 31, 2004, (i) the number of shares of Puget Energy, Inc. common stock outstanding was 99,267,213 ($.01 par value) and (ii) all of the outstanding shares of Puget Sound Energy, Inc. common stock were held by Puget Energy, Inc.

Table of Contents

Filing Format

Forward-Looking Statements

Part I.	Financial Information
Item 1.	Financial Statements

Puget Energy, Inc.
Consolidated Statements of Income - Three Months Ended March 31, 2004 and 2003
Consolidated Statements of Comprehensive Income - Three Months Ended
March 31, 2004 and 2003
Consolidated Balance Sheets - March 31, 2004 and Deember 31, 2003
Consolidated Statements of Cash Flows - Three Months Ended
March 31, 2004 and 2003

Puget Sound Energy, Inc.
Consolidated Statements of Income - Three Months Ended March 31, 2004 and 2003
Consolidated Statements of Comprehensive Income - Three Months Ended
March 31, 2004 and 2003
Consolidated Balance Sheets - March 31, 2004 and December 31, 2003
Consolidated Statements of Cash Flows - Three Months Ended
March 31, 2004 and 2003
Notes:
Combined Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K

Signatures
Exhibit Index

Filing Format
        This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by two different registrants, Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE). Any references in this report to the “Company” are to Puget Energy and PSE collectively. PSE makes no representation as to the information contained in this report relating to Puget Energy and the subsidiaries of Puget Energy other than PSE and its subsidiaries.

FORWARD-LOOKING STATEMENTS
        Puget Energy and PSE are including the following cautionary statements in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of Puget Energy or PSE. This report includes forward-looking statements, which are statements of expectations, beliefs, plans, objectives, assumptions of future events or performance. Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will likely result,” “will continue” or similar expressions identify forward-looking statements.
        Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. Puget Energy’s and PSE’s expectations, beliefs and projections are expressed in good faith and are believed by Puget Energy and PSE, as applicable, to have a reasonable basis, including without limitation management’s examination of historical operating trends, data contained in records and other data available from third parties; but there can be no assurance that Puget Energy’s and PSE’s expectations, beliefs or projections will be achieved or accomplished.
        In addition to other factors and matters discussed elsewhere in this report, some important factors that could cause actual results or outcomes for Puget Energy and PSE to differ materially from those discussed in forward-looking statements include:

        Risks relating to the regulated utility business (PSE)

•	governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Utilities and Transportation Commission (Washington Commission), with respect to allowed rates of return, financings, industry and rate structures, transmission and generation business structures within PSE, acquisition and disposal of assets and facilities, operation and construction of electric generating facilities, distribution and transmission facilities, licensing of hydro operations, recovery of other capital investments, recovery of power and gas costs, recovery of regulatory assets, and present or prospective wholesale and retail competition;
•	financial difficulties of other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways and also adversely affect the availability of and access to capital and credit markets;
•	wholesale market disruption, which may result in a deterioration in market liquidity, increase the risk of counterparty default, affect the regulatory and legislative process in unpredictable ways, limit the availability of and access to capital credit markets, affect wholesale energy prices and/or impede PSE’s ability to manage its energy portfolio risks;
•	the effect of wholesale market structures (including, but not limited to, new market design such as Grid West, a regional transmission organization, and Standard Market Design);
•	weather, which can have a potentially serious impact on PSE’s revenues and its ability to procure adequate supplies of gas, fuel or purchased power to serve its customers and on the cost of procuring such supplies;
•	hydroelectric conditions, which can have a potentially serious impact on electric capacity and PSE’s ability to generate electricity;
•	the amount of collection, if any, of PSE’s receivables from the California Independent System Operator (CAISO) and the amount of refunds found to be due from PSE to the CAISO or others;
•	industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
•	general economic conditions in the Pacific Northwest;
•	the loss of significant customers or changes in the business of significant customers, which may result in changes in demand for PSE’s services;
•	plant outages, which can have an impact on PSE's expenses and its ability to procure adequate supplies to replace the lost energy;
•	the ability to renew contracts for electric and gas supply and the price of renewal;
•	blackouts or large curtailments of transmission systems, whether PSE’s or others’, which can have an impact on PSE’s ability to deliver load to its customers; and
•	the ability to relicense FERC hydro projects at a cost-effective level.

        Risks relating to the non-regulated utility service business (InfrastruX Group, Inc.)

•	the failure of InfrastruX to service its obligations under its credit agreement, in which case Puget Energy, as guarantor, may be required to satisfy these obligations, which could have a negative impact on Puget Energy’s liquidity and access to capital;
•	the inability to generate internal growth at InfrastruX, which could be affected by, among other factors, InfrastruX’s ability to expand the range of services offered to customers, attract new customers, increase the number of projects performed for existing customers, hire and retain employees and open additional facilities;
•	the ability of InfrastruX to integrate acquired companies within existing operations without substantial costs, delays or other operational or financial problems, which involves a number of special risks;
•	the effect of competition in the industry in which InfrastruX competes, including from competitors that may have greater resources than InfrastruX, which may enable them to develop expertise, experience and resources to provide services that are superior in both price and quality;
•	the extent to which existing electric power and gas companies or prospective customers will continue to outsource services in the future, which may be impacted by, among other things, regional and general economic conditions in the markets InfrastruX serves;
•	delinquencies associated with the financial conditions of InfrastruX's customers;
•	the impact of any goodwill impairments on the results of operations of InfrastruX arising from its acquisitions, which could have a negative effect on the results of operations of Puget Energy;
•	the impact of adverse weather conditions that negatively affect operating conditions and results; and
•	the ability to obtain adequate bonding coverage and the cost of such bonding.

        Risks relating to both the regulated and non-regulated businesses

•	the impact of acts of terrorism or similar significant events;
•	the ability of Puget Energy, PSE and InfrastruX to access the capital markets to support requirements for working capital, construction costs and the repayment of maturing debt;
•	capital market conditions, including changes in the availability of capital or interest rate fluctuations;
•	changes in Puget Energy’s or PSE’s credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy, PSE and InfrastruX;
•	legal and regulatory proceedings;
•	changes in, and compliance with, environmental and endangered species laws, regulations, decisions and policies concerning the environment, natural resources, and fish and wildlife (including the Endangered Species Act);
•	employee workforce factors, including strikes, work stoppages, availability of qualified employees or the loss of a key executive;
•	the ability to obtain and keep patent or other intellectual property rights to generate revenue;
•	the ability to obtain adequate insurance coverage and the cost of such insurance; and
•	the impacts of natural disasters such as earthquakes, hurricanes or landslides.

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

PART I      FINANCIAL INFORMATION

Item 1.        Financial Statements

PUGET ENERGY, INC. CONSOLIDATED STATEMENTS OF INCOME For the Three Months Ended March 31 (Thousands except per share amounts) (Unaudited)
	2004	2003
Operating Revenues:
Electric	$ 392,495	$ 381,673
Gas	275,692	187,788
Non-utility construction services	74,756	70,677
Other	527	499

Total operating revenues	743,470	640,637

Operating Expenses:
Energy costs:
Purchased electricity	196,367	205,112
Purchased gas	162,407	86,954
Electric generation fuel	13,988	15,074
Residential Exchange	(54,423)	(52,679)
Unrealized gain on derivative instruments	(87)	(477)
Utility operations and maintenance	73,855	70,055
Other operations and maintenance	67,002	70,521
Depreciation and amortization	60,288	57,944
Conservation amortization	8,190	7,722
Taxes other than income taxes	67,492	57,660
Income taxes	38,711	31,366

Total operating expenses	633,790	549,252

Operating Income	109,680	91,385
Other income, net of tax	64	704

Income before interest charges and minority interest	109,744	92,089

Interest Charges:
AFUDC	(1,078)	(616)
Interest charges	44,477	48,281
Mandatorily redeemable securities interest expense	23	--

Total interest charges	43,422	47,665

Minority interest in earnings of consolidated subsidiary	(43)	(332)

Net income before cumulative effect of accounting change	66,365	44,756
Cumulative effect of implementation of an accounting change, net of tax	--	169

Net income	66,365	44,587
Less: preferred stock dividends accrual	--	1,867

Income for common stock	$ 66,365	$ 42,720

Basic common shares outstanding - weighted average	99,169	93,740
Diluted common shares outstanding - weighted average	99,637	94,172

Basic earnings per common share before cumulative effect of accounting change	$ 0.67	$ 0.46
Cumulative effect of accounting change	--	--

Basic earnings per common share	$ 0.67	$ 0.46

Diluted earnings per common share before cumulative effect of accounting change	$ 0.67	$ 0.45
Cumulative effect of accounting change	--	--

Diluted earnings per common share	$ 0.67	$ 0.45

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31
(Dollars in Thousands)
(Unaudited)

	2004	2003
Net Income	$ 66,365	$ 44,587

Other comprehensive income, net of tax:
Unrealized holding losses arising on marketable securities
during the period	--	(15)
Foreign currency translation adjustment	265	46
Unrealized gains on derivative instruments during the period	7,305	1,030
Reversal of unrealized (gain) loss on derivative instruments settled
during the period	(2,570)	2,316
Deferral related to PCA mechanism	(4,687)	--

Other comprehensive income	313	3,377

Comprehensive Income	$ 66,678	$ 47,964

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2004	December 31, 2003
Utility Plant: (at original cost, including construction work in progress of
$120,706 and $121,622, respectively)
Electric	$4,213,264	$4,265,908
Gas	1,771,229	1,749,102
Common	397,937	390,622
Less: Accumulated depreciation and amortization	(2,343,212)	(2,325,405)

Net utility plant	4,039,218	4,080,227

Other property and investments:
Investment in Bonneville Exchange Power Contract	46,728	47,609
Goodwill, net	133,069	133,302
Intangibles, net	18,223	18,707
Non-utility property, net	93,830	91,932
Other	110,549	110,543

Total other property and investments	402,399	402,093

Current assets:
Cash	18,283	27,481
Restricted cash	1,172	2,537
Accounts receivable, net of allowance for doubtful accounts	288,990	227,115
Unbilled revenue	96,046	131,798
Materials and supplies, at average cost	73,940	85,128
Current portion of unrealized gain on derivative instruments	25,264	7,593
Prepayments and other	15,192	12,200

Total current assets	518,887	493,852

Other long-term assets:
Regulatory asset for deferred income taxes	140,765	142,792
Regulatory asset for PURPA buyout costs	223,625	227,753
Unrealized gain on derivative instruments	12,861	8,624
PCA mechanism	17,601	3,605
Other	364,635	315,739

Total other long-term assets	759,487	698,513

Total assets	$5,719,991	$5,674,685

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2004	December 31, 2003
Capitalization:
Common shareholders' investment:
Common stock $0.01 par value, 250,000,000 shares authorized, 99,267,213
and 99,074,070 shares outstanding, respectively	$993	$991
Additional paid-in capital	1,608,511	1,603,901
Earnings reinvested in the business	99,811	58,217
Accumulated other comprehensive income (loss) - net of tax	(7,750)	(8,063)

Total shareholders' equity	1,701,565	1,655,046

Redeemable securities and long term debt:
Preferred stock subject to mandatory redemption	1,889	1,889
Junior subordinated debentures of the corporation payable to a
subsidiary trust holding mandatorily redeemable preferred securities	280,250	280,250
Long-term debt	1,969,833	1,969,489

Total redeemable securities and long-term debt	2,251,972	2,251,628

Total capitalization	3,953,537	3,906,674

Minority interest in a consolidated subsidiary	11,701	11,689

Current liabilities:
Accounts payable	184,399	214,357
Short-term debt	13,738	13,893
Current maturities of long-term debt	223,758	246,829
Purchased gas liability	901	11,984
Accrued expenses:
Taxes	93,154	77,451
Salaries and wages	12,549	12,712
Interest	41,529	32,954
Current portion of unrealized loss on derivative instruments	1,607	3,636
Other	55,206	46,378

Total current liabilities	626,841	660,194

Long-term liabilities:
Deferred income taxes	790,225	755,235
Other deferred credits	337,687	340,893

Total long-term liabilities	1,127,912	1,096,128

Total capitalization and liabilities	$5,719,991	$5,674,685

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31
(Dollars in Thousands)
(Unaudited)

	2004	2003
Operating activities:
Net income	$66,365	$44,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,288	57,944
Deferred income taxes and tax credits - net	21,112	15,815
Net unrealized gain on derivative instruments	(87)	(477)
Cash collateral received from energy supplier	--	4,260
Other	(10,895)	5,927
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(26,122)	28,642
Materials and supplies	11,188	3,563
Prepayments and other	(2,994)	(2,765)
Purchase gas liability	(11,083)	(50,835)
Accounts payable	(29,958)	2,132
Taxes payable	15,703	33,576
Accrued expenses and other	15,621	10,634

Net cash provided by operating activities	109,138	153,003

Investing activities:
Construction and capital expenditures-excluding equity AFUDC	(71,489)	(68,689)
Energy conservation expenditures	(4,440)	(3,684)
Restricted cash	1,365	(16,856)
Investment in variable rate bonds	--	(12,070)
Other	(1,924)	(1,903)

Net cash used by investing activities	(76,488)	(103,202)

Financing activities:
Change in short-term debt - net	(155)	2,240
Dividends paid	(21,604)	(22,118)
Issuance of common stock	1,208	--
Issuance of bonds and long-term debt	625	161,860
Redemption of preferred stock	--	(7,500)
Redemption of trust preferred securities	--	(19,750)
Redemption of bonds and long-term debt	(23,356)	(175,887)
Other	1,434	(8,092)

Net cash used by financing activities	(41,848)	(69,247)

Net decrease in cash	(9,198)	(19,446)
Cash at beginning of year	27,481	176,669

Cash at end of period	$18,283	$157,223

Supplemental cash flow information:
Cash payments for:
Interest (net of capitalized interest)	$35,982	$42,273
Income taxes	16,174	(6,322)

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31
(Dollars in Thousands)
(Unaudited)

	2004	2003
Operating revenues:
Electric	$392,495	$381,673
Gas	275,692	187,788
Other	527	499

Total operating revenues	668,714	569,960

Operating expenses:
Energy costs:
Purchased electricity	196,367	205,112
Purchased gas	162,407	86,954
Electric generation fuel	13,988	15,074
Residential Exchange	(54,423)	(52,679)
Unrealized gain on derivative instruments	(87)	(477)
Utility operations and maintenance	73,855	70,055
Other operations and maintenance	300	260
Depreciation and amortization	55,870	54,584
Conservation amortization	8,190	7,722
Taxes other than income taxes	64,224	54,919
Income taxes	39,178	34,501

Total operating expenses	559,869	476,025

Operating income	108,845	93,935
Other income, net of tax	68	691

Income before interest charges	108,913	94,626

Interest charges:
AFUDC	(1,078)	(616)
Interest charges	43,070	46,972
Mandatorily redeemable securities interest expense	23	--

Total interest charges	42,015	46,356

Net income before cumulative effect of accounting change	66,898	48,270
Cumulative effect of implementation of an accounting change, net of tax	--	169

Net income	66,898	48,101
Less: preferred stock dividends accrual	--	1,867

Income for common stock	$66,898	$46,234

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31
(Dollars in Thousands)
(Unaudited)

	2004	2003
Net income	$66,898	$48,101

Other comprehensive income, net of tax:
Unrealized holding losses on marketable securities arising during the period	--	(15)
Unrealized gains on derivative instruments during the period	7,305	1,030
Reversal of unrealized (gain) loss on derivative instruments settled during
the period	(2,570)	2,316
Deferral related to PCA mechanism	(4,687)	--

Other comprehensive income	48	3,331

Comprehensive income	$66,946	$51,432

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2004	December 31, 2003
Utility plant: (at original cost, including construction work in progress of
$120,706 and $121,622, respectively)
Electric	$4,213,264	$4,265,908
Gas	1,771,229	1,749,102
Common	397,937	390,622
Less: Accumulated depreciation and amortization	(2,343,212)	(2,325,405)

Net utility plant	4,039,218	4,080,227

Other property and investments	159,496	160,280

Current assets:
Cash	13,267	14,778
Restricted cash	1,172	2,537
Accounts receivable, net of allowance for doubtful accounts	216,258	155,649
Unbilled revenue	96,046	131,798
Materials and supplies, at average cost	65,628	77,206
Current portion of unrealized gain on derivative instruments	25,264	7,593
Prepayments and other	5,838	6,285

Total current assets	423,473	395,846

Other long-term assets:
Regulatory asset for deferred income taxes	140,765	142,792
Regulatory asset for PURPA buyout costs	223,625	227,753
Unrealized gain on derivative instruments	12,861	8,624
PCA mechanism	17,601	3,605
Other	363,674	315,660

Total other long-term assets	758,526	698,434

Total assets	$5,380,713	$5,334,787

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2004	December 31, 2003
Capitalization:
Common shareholder's investment:
Common stock ($10 stated value) - 150,000,000 shares authorized,
85,903,791 shares outstanding	$859,038	$859,038
Additional paid-in capital	605,490	604,451
Earnings reinvested in the business	144,653	100,186
Accumulated other comprehensive income (loss) - net of tax	(8,158)	(8,206)

Total shareholder's equity	1,601,023	1,555,469

Redeemable securities and long term debt:
Preferred stock subject to mandatory redemption	1,889	1,889
Junior subordinated debentures of the corporation payable to a subsidiary
trust holding mandatorily redeemable preferred securities	280,250	280,250
Long-term debt	1,950,350	1,950,347

Total redeemable securities and long-term debt	2,232,489	2,232,486

Total capitalization	3,833,512	3,787,955

Current liabilities:
Accounts payable	176,503	206,465
Short-term debt	--	--
Current maturities of long-term debt	82,514	102,658
Purchased gas liability	901	11,984
Accrued expenses:
Taxes	96,704	82,342
Salaries and wages	12,549	12,712
Interest	41,529	32,954
Current portion of unrealized loss on derivative instruments	1,607	3,636
Other	35,150	26,514

Total current liabilities	447,457	479,265

Long-term liabilities:
Deferred income taxes	767,077	731,944
Other deferred credits	332,667	335,623

Total long-term liabilities	1,099,744	1,067,567

Total capitalization and liabilities	$5,380,713	$5,334,787

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31
(Dollars in Thousands)
(Unaudited)

	2004	2003
Operating activities:
Net income	$66,898	$48,101
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	55,870	54,584
Deferred income taxes and tax credits - net	21,255	11,685
Net unrealized gain on derivative instruments	(87)	(477)
Cash collateral received from energy supplier	--	4,260
Other	(9,953)	17,403
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(24,856)	19,870
Materials and supplies	11,578	3,686
Prepayments and other	448	2,815
Purchased gas liability	(11,083)	(50,835)
Accounts payable	(29,962)	3,984
Taxes payable	14,361	38,964
Accrued expenses and other	15,431	10,808

Net cash provided by operating activities	109,900	164,848

Investing activities:
Construction expenditures - excluding equity AFUDC	(65,786)	(66,514)
Energy conservation expenditures	(4,440)	(3,684)
Restricted cash	1,365	(16,856)
Cash received from sale of securities	--	(12,070)
Other	(2,501)	(2,008)

Net cash used by investing activities	(71,362)	(101,132)

Financing activities:
Change in short-term debt - net	--	3,929
Dividends paid	(22,431)	(22,118)
Issuance of bonds	--	161,860
Redemption of preferred stock	--	(7,500)
Redemption of trust preferred securities	--	(19,750)
Redemption of bonds and long term debt	(20,145)	(188,400)
Other	2,527	(8,074)

Net cash used by financing activities	(40,049)	(80,053)

Net decrease in cash	(1,511)	(16,337)
Cash at beginning of year	14,778	161,475

Cash at end of period	$13,267	$145,138

Supplemental cash flow information:
Cash payments for:
Interest (net of capitalized interest)	$34,583	$40,964
Income taxes	16,174	(2,755)

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary of Consolidation Policy

BASIS OF PRESENTATION
        Puget Energy, Inc. (Puget Energy) is an exempt public utility holding company under the Public Utility Holding Company Act of 1935. Puget Energy owns Puget Sound Energy, Inc. (PSE) and is a majority owner of InfrastruX Group, Inc. (InfrastruX). PSE is a public utility incorporated in the State of Washington and furnishes electric and gas services in a territory covering 6,000 square miles, primarily in the Puget Sound region. InfrastruX is a non-regulated construction service company incorporated in the State of Washington, which provides construction services to the electric and gas utility industries primarily in the midwest, Texas, south-central and eastern United States regions.
        The consolidated financial statements of Puget Energy include the accounts of Puget Energy and its subsidiaries, PSE and InfrastruX. Puget Energy holds all the common shares of PSE and holds a majority interest in InfrastruX. The results of PSE and InfrastruX are presented on a consolidated basis. PSE’s consolidated financial statements include the accounts of PSE and its subsidiaries. Puget Energy and PSE are collectively referred to herein as “the Company.” The consolidated financial statements are presented after elimination of all significant intercompany items and transactions. Minority interests of InfrastruX’s operating results are reflected in Puget Energy’s consolidated financial statements. Certain amounts previously reported have been reclassified to conform with current year presentations with no effect on total equity or net income.
        The consolidated financial statements contained in this Form 10-Q are unaudited. In the respective opinions of the managements of Puget Energy and PSE, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected and were of a normal recurring nature. These condensed financial statements should be read in conjunction with the audited financial statements (and the Combined Notes thereto) included in the combined Puget Energy and PSE annual report on Form 10-K for the year ended December 31, 2003.

(2)   Earnings per Common Share (Puget Energy Only)

        Puget Energy’s basic earnings per common share have been computed based on weighted average common shares outstanding of 99,169,000 and 93,740,000 for the three months ended March 31, 2004 and 2003, respectively.
        Puget Energy’s diluted earnings per common share have been computed based on weighted average common shares outstanding of 99,637,000 and 94,172,000 for the three months ended March 31, 2004 and 2003, respectively. These shares include the dilutive effect of securities related to employee and director equity plans.

(3)   Segment Information (Puget Energy Only)

        Puget Energy operates in primarily two business segments: regulated utility operations, or PSE, and utility construction services, or InfrastruX. Puget Energy’s regulated utility operation generates, purchases, transports and sells electricity and purchases, transports and sells natural gas. One minor non-utility business segment, a PSE subsidiary, which is a real estate investment and development company, is described as other. Reconciling items between segments are not material. Financial data for business segments are as follows:

(Dollars in Thousands) Three Months Ended March 31, 2004	PSE	InfrastruX	Other	Total
Revenues	$668,187	$74,756	$527	$743,470
Depreciation and amortization	55,807	4,418	63	60,288
Income tax	39,220	(386)	(123)	38,711
Operating income	108,801	937	(58)	109,680
Interest charges, net of AFUDC	42,015	1,356	51	43,422
Net income	66,854	(380)	(109)	66,365

Goodwill, net at March 31, 2004	$--	$133,069	$--	$133,069
Total assets at March 31, 2004	5,308,778	338,711	72,502	5,719,991

Three Months Ended March 31, 2003	PSE	InfrastruX	Other	Total
Revenues	$569,461	$70,677	$499	$640,637
Depreciation and amortization	54,532	3,359	53	57,944
Income tax	34,497	(3,096)	(35)	31,366
Operating income	93,815	(2,479)	49	91,385
Interest charges, net of AFUDC	46,356	1,309	--	47,665
Net income	47,981	(3,443)	49	44,587

At December 31, 2003	PSE	InfrastruX	Other	Total
Goodwill, net	$--	$133,302	$--	$133,302
Total asset	5,257,157	342,332	75,196	5,674,685

(4)   Accounting for Derivative Instruments and Hedging Activities

        Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149, requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value. The Company enters into both physical and financial contracts to manage its energy resource portfolio including forward physical and financial contracts, option contracts and swaps. The majority of these contracts qualify for the normal purchase and normal sale exception.
        During the three months ended March 31, 2004, the Company recorded an increase in earnings for the change in the market value of derivative instruments not meeting cash flow hedge criteria of approximately $0.1 million compared to an increase in earnings of approximately $0.5 million for the three months ended March 31, 2003.
        PSE has a contract with a counterparty whose debt ratings have been below investment grade since 2002. The contract, a physical gas supply contract for one of PSE’s electric generating facilities, was marked-to-market beginning in the fourth quarter of 2003. Although the counterparty continues to fully perform on the physical supply contract, the counterparty’s credit ratings have remained weak. Prior to October 1, 2003, the contract was designated as a normal purchase under SFAS No. 133. PSE has concluded that it is appropriate to reserve the marked-to-market gain on this contract due to the credit quality of the counterparty in accordance with SFAS No. 133 guidance, as management deemed that delivery is not probable through the term of the contract, which expires in December 2008.
        Another physical gas supply contract for one of PSE’s electric generating facilities was marked-to-market in the first quarter of 2004. The counterparty notified PSE in the first quarter of 2004 that it believes it will be unable to deliver physical gas supply beginning November 2005 through the end of the contract in June 2008. PSE concluded that it is no longer probable that the counterparty will perform on this contract through the end of term of the contract. The contract was previously designated as a normal purchase under SFAS No. 133. PSE has also concluded that it is appropriate to reserve a portion of the marked-to-market gain on this contract due to the risk of the counterparty not performing, as delivery is not probable through the end of the contract. As a result, PSE recorded an unrealized gain, net of a reserve, of $10.1 million in the first quarter of 2004. However, as a result of the power cost adjustment mechanism, 99% of the net unrealized gain was deferred due to the Company reaching the $40 million cap under the Power Cost Adjustment (PCA) mechanism.

(5)   Intangibles (Puget Energy Only)

        Identifiable intangible assets acquired as a result of acquisitions of InfrastruX companies are amortized over the expected useful lives of the assets, which range from four to 20 years. Identifiable intangible assets are as follows:

At March 31, 2004 (Dollars in thousands)	Gross Intangibles	Accumulated Amortization	Net Intangibles
Covenant not to compete	$4,178	$2,121	$2,057
Developed technology	14,190	2,631	11,559
Contractual customer relationships	4,702	976	3,726
Patents	957	76	881

Total	$24,027	$5,804	$18,223

At December 31, 2003 (Dollars in thousands)	Gross Intangibles	Accumulated Amortization	Net Intangibles
Covenant not to compete	$4,178	$2,009	$2,169
Developed technology	14,190	2,454	11,736
Contractual customer relationships	4,702	747	3,955
Patents	915	68	847

Total	$23,985	$5,278	$18,707

        The identifiable intangible asset amortization expense for the three months ended March 31, 2004 and March 31, 2003 was $0.5 million. The identifiable intangible assets amortization for future periods based on the current acquisitions will be:

(Dollars in thousands)	2004	2005	2006	2007	2008
Future Intangible Amortization	$ 1,672	$ 2,086	$ 1,732	$ 1,385	$ 1,301

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

        The following table describes all changes to the Company’s asset retirement obligation liability during the first quarter 2004:

(Dollars in thousands) At March 31, 2004	Amount
Asset retirement obligation at December 31, 2003	$ 3,421
Liability recognized in the period	--
Liability settled in the period	--
Accretion expense	22

Asset retirement obligation at March 31, 2004	$ 3,443

(7)   Stock Compensation (Puget Energy Only)

        The Company has various stock-based compensation plans which prior to 2003 were accounted for according to Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In 2003, the Company adopted the fair value based accounting of SFAS No. 123 using the prospective method under the guidance of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company is applying SFAS No. 123 accounting prospectively to stock compensation awards granted in 2003 and future years, while grants that were made in years prior to 2003 will continue to be accounted for using the intrinsic value method of APB No. 25. Had the Company used the fair value method of accounting specified by SFAS No. 123 for all grants at their grant date rather than prospectively implementing SFAS No. 123, net income and earnings per share would have been as follows:

	Three Months Ended March 31
(Dollars in thousands, except per share)	2004	2003

Income for common stock, as reported	$66,365	$42,720
Add: Total stock-based employee compensation expense
included in net income, net of tax	639	557
Less: Total stock-based employee compensation expense
per the fair value method of SFAS 123, net of tax	(700)	(1,035)

Pro forma income for common stock	$66,304	$42,242

Earnings per share:
Basic as reported	$0.67	$0.46
Diluted as reported	$0.67	$0.45
Basic and diluted pro forma	$0.67	$0.45

(8)   Retirement Benefits

        The following summarizes the net periodic benefit cost for the three months ended March 31:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2004	2003	2004	2003
Service cost	$2,508	$2,071	$50	$44
Interest cost	5,966	6,102	438	457
Expected return on plan assets	(9,800)	(9,720)	(222)	(234)
Amortization of prior service cost	805	805	77	77
Recognized net actuarial (gain) loss	282	(672)	--	(85)
Amortization of transition (asset) obligation	(275)	(276)	105	105
Special recognition of prior service costs	--	47	--	--

Net periodic benefit cost (income)	$(514)	$(1,643)	$448	$364

        The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected pension plan contributions to be $11.1 million in 2004. During the first quarter 2004, the actual cash contributions to the pension plans were $0.5 million. In addition, some plan participants chose lump sum pension payments of $9.7 million and deferred them under the Company’s deferred compensation plan. Based on this activity, the Company anticipates contributing an additional $0.9 million to the pension plans in 2004. The full amount of contributions and planned contributions to the pension plans for 2004 is for the Company’s non-qualified supplemental retirement plan.
        The Company also disclosed in its financial statements for the year ended December 31, 2003 that it expects to make insignificant contributions to other post-retirement benefit plans in 2004. During the first quarter of 2004, actual contributions were $0.4 million and the Company expects to make additional contributions of $1.2 million for a total of $1.6 million in 2004.

(9)   New Accounting Pronouncements

        In January 2003, the FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46), as further revised in December 2003 with FIN 46R, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have a controlling interest or sufficient equity at risk for the entity to finance its activities without additional financial support. FIN 46 requires that if a business entity has a controlling financial interest in a variable interest entity, the financial statements must be included in the consolidated financial statements of the business entity. The adoption of FIN 46 for all interests in variable interest entities created after January 31, 2003 was effective immediately. For variable interest entities created before February 1, 2003, it was effective July 1, 2003. The adoption of FIN 46R was effective March 31, 2004. The Company has evaluated its contractual arrangements and determined PSE’s 1995 conservation trust off-balance sheet financing transaction meets this guidance, and therefore it was consolidated in the third quarter of 2003. As a result, revenues increased while conservation amortization and interest expense increased by the corresponding amount with no impact on earnings. FIN 46R also impacted the treatment of the Company’s mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the corporation (trust preferred securities). Previously, these trust preferred securities were consolidated into the Company’s operations. As a result of FIN 46R, these securities have been deconsolidated and were classified as junior subordinated debentures of the corporation payable to a subsidiary trust holding mandatorily redeemable preferred securities in the fourth quarter of 2003. This change had no impact on the Company’s results of operations. The Company evaluated its purchase power agreements and determined that three counterparties may be considered variable interest entities. As a result, PSE submitted requests for information to those parties; however, the parties refused to submit to PSE the necessary information for PSE to determine whether they meet the requirements of a variable interest entity.
        In December 2003, SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132R), was revised to include various additional disclosure requirements. SFAS No. 132R is effective for fiscal years ending after December 15, 2003.
        The Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) at its July 2003 meeting came to a consensus concerning EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not ‘Held for Trading Purposes’ as Defined in Issue No. 02-03.” The consensus reached was that determining realized gains and losses on physically settled derivative contracts not held for trading purposes reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. Based on the guidance in EITF No. 03-11, the Company determined that its non-trading derivative instruments should be reported net and implemented this treatment effective January 1, 2004. Consequently, both electric revenues and purchased electricity have been reduced by $35.3 million in the first quarter 2003 to reflect the netting addressed by EITF No. 03-11 with no effect on net income.

(10)   Other

        For the three purchase power agreements that may be considered variable interest entities under FIN 46R, PSE is required to buy all the generation from these plants, subject to displacement by PSE, at rates set forth in the purchase power agreements. If at any time the counterparties cannot deliver energy to PSE, PSE would have to buy energy in the wholesale market at prices which could be higher or lower than the purchase power agreement prices. PSE's purchased electricity expense for the three months ended March 31, 2004 for these three entities was $67.5 million.
        On April 23, 2004, the acquisition of a 49.85% interest in the Fredrickson I generating facility was approved by FERC. Prior to that approval, on April 7, 2004, the Washington Commission issued an order in PSE’s power cost only rate case granting approval for the acquisition of the Fredrickson I generating facility as well. As a result of these approvals, PSE anticipates completing the acquisition in the second quarter of 2004. In its order, the Washington Commission found the acquisition to be prudent and the cost associated with the generating facility reasonable. The costs associated with the generating facility, including projected baseline gas costs, are approved for recovery in rates. The Washington Commission, however, reserved its determination of certain issues related to the Tenaska and Encogen generating facilities to a subsequent order. PSE requested clarification on other issues in the power cost only rate case that were not addressed in the April 7, 2004 order, but was denied clarification on these issues until resolution of the Tenaska and Encogen fixed costs in the proceeding. As described in an exhibit in the rate proceeding, the Washington Commission staff and PSE agreed on all power cost adjustments except those related to the Tenaska and Encogen generating facilities. Those items agreed to in the proceeding would increase rates by $54.5 million.
        PSE believes that the fuel cost disallowances relating to Encogen and Tenaska proposed by the Washington Commission staff are legally and factually deficient and PSE filed its rebuttal case on February 13, 2004. These costs are currently recovered in rates and PSE believes it is probable that recovery will occur in the future. The Washington Commission staff is independent from the Washington Commission in such a litigated proceeding and their positions do not represent an indication of the final outcome of the proceeding. The hearing was held in late February and the resolution of the final issues of the power cost only rate case is expected by the end of April 2004 barring any unforeseen circumstances.
        On April 5, 2004, PSE filed general tariff electric and gas rate cases with the Washington Commission. The rate cases propose increases of 5.7% or $81.6 million annually and 6.3% or $47.2 million annually for electric and gas customers, respectively. These increases are intended to recover costs associated with extending and upgrading facilities to serve a growing number of gas and electric customers as well as strengthen PSE financially to serve its customers. The resolution of the general rate cases may be up to an 11-month process from the time the general rate cases were filed.

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

Overview

        Puget Energy is an energy services holding company and all of its operations are conducted through its two subsidiaries. These subsidiaries are PSE, a regulated electric and gas utility company, and InfrastruX, a utility construction and services company.

Puget Sound Energy
        PSE generates revenues from the sale of electric and gas services, mainly to residential and commercial customers within Washington State. A majority of PSE’s revenues are generated in the first and fourth quarters during the winter heating season in Washington State.
         As a regulated utility company, PSE is subject to FERC and Washington Commission regulation which may impact a large array of business activities, including limitation of future rate increases; directed accounting requirements that may negatively impact earnings; licensing of PSE-owned generation facilities; and other FERC and Washington Commission directives that may impact PSE’s long-term goals. In addition, PSE is subject to risks inherent to the utility industry as a whole including weather changes affecting purchases and sales of energy; outages at owned and non-owned generation plants where energy is obtained; storms which can damage distribution and transmission lines; and energy trading and wholesale market stability over time.
        PSE’s main operational goal is to provide cost-effective and stable energy prices to its customers. To help accomplish this goal, PSE is attempting to be more self-sufficient in energy generation resources. Owning more generation resources rather than purchasing power through contracts and on the wholesale market is intended to allow customers’ rates to remain stable. As such, on April 7, 2004, PSE obtained approval from the Washington Commission to complete its purchase of a 49.85% interest in a 275 MW (250 MW capacity with 25 MW planned capital improvements) gas-fired generation facility within Western Washington. This transaction will be completed in the second quarter 2004. This purchase is the first step of PSE’s long-term electric Least Cost Plan that was filed April 30, 2003 with the Washington Commission. The plan supports a strategy of diverse resource acquisitions including resources fueled by natural gas and coal, renewable resources and shared resources.

InfrastruX
        InfrastruX generates revenues mainly from maintenance services and construction contracts in the midwest, Texas, south-central and eastern United States regions. A majority of its revenues are generated during the second and third quarters, which are generally the most productive quarters for the construction industry due to longer daylight hours and generally better weather conditions.
        InfrastruX is subject to risks associated with the construction industry including inability to adequately estimate costs of projects that are bid upon under fixed-fee contracts; continued economic downturn that limits the amount of projects available thereby reducing available profit margins from increased competition; the ability to integrate acquired companies within its operations without significant cost; and the ability to obtain adequate financing and bonding coverage to continue expansion and growth.
        InfrastruX’s main goals have been continued growth and expansion into underdeveloped utility construction markets and to utilize its acquired entities to capitalize on depth of expertise, asset base, geographical location and workforce to provide services that local contractors cannot. InfrastruX has acquired 12 entities since 2000 to fuel growth and diversify into these underdeveloped markets.

Results of Operations

Puget Energy
        All of the operations of Puget Energy are conducted through its subsidiaries, PSE and InfrastruX. Puget Energy’s net income for the three months ended March 31, 2004 was $66.4 million on operating revenues of $743.5 million compared with net income of $44.6 million on operating revenues of $640.6 million for the same period in 2003. Income for common stock was $66.4 million for the first quarter of 2004 compared to $42.7 million for the first quarter of 2003. Puget Energy’s basic and diluted earnings per share were $0.67 for the first quarter of 2004 compared to $0.46 and $0.45, respectively, for the first quarter of 2003.
        Puget Energy’s income for common stock was positively impacted by an increase in PSE’s income for common stock for the three months ended March 31, 2004 of $20.7 million compared to the same period in 2003. The improved results were due primarily to higher energy sales resulting from more normal temperatures in the first quarter of 2004 as compared to warmer temperatures in the same period in 2003, and an $11.5 million decrease in underrecovered variable power costs due to reaching the $40 million cap under the Power Cost Adjustment (PCA) mechanism in the fourth quarter of 2003. The PCA mechanism shares increases and decreases in power costs on a graduated scale between customers and PSE. Puget Energy’s income for common stock was also positively impacted by a $3.0 million reduction in InfrastruX’s loss for common stock (net of minority interest) for the three months ended March 31, 2004 compared to the same period in 2003 due in part to improved operating efficiencies and improvement in weather conditions which positively impacted productivity.

Puget Sound Energy
        The table below sets forth changes in the results of operations for Puget Sound Energy and its subsidiaries.

Comparative Three Months Ended March 31, 2004 vs. March 31, 2003 Increase (Decrease) (Dollars in Millions)

Operating revenue changes:
Electric:
Residential sales	$13.7
Commercial sales	6.1
Industrial sales	(0.8)
Transportation sales	(0.9)
Sales to other utilities and marketers	(10.4)
Other	3.1

Total electric operating change	10.8

Gas:
Residential sales	56.3
Commercial sales	27.8
Industrial sales	3.9
Transportation sales	(0.1)

Total gas operating change	87.9

Total operating revenue change	98.7

Operating expense changes:
Energy costs:
Purchased electricity	(8.8)
Purchased gas	75.5
Electric generation fuel	(1.1)
Residential exchange power cost credit increase	(1.7)
Unrealized gain decrease on derivative instruments	0.4
Utility operations and maintenance:
Production operations and maintenance	(0.4)
Low income program pass through expenses	(1.7)
Other utility operations and maintenance	5.9
Other operations and maintenance	--
Depreciation and amortization	1.3
Conservation amortization	0.4
Taxes other than income taxes	9.3
Income taxes	4.7

Total operating expense change	83.8
Other income change (net of tax)	(0.6)
Interest charges change	(4.3)
Cumulative effect of an accounting change (net of tax)	(0.2)

Net income change	$18.8

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
        Electric margin increased $21.4 million for the three months ended March 31, 2004 compared to the same period in 2003 primarily as a result of higher energy sales from more normal temperatures in the first quarter of 2004 compared to warmer temperatures in the first quarter of 2003 and an $11.5 million decrease in underrecovered variable power costs due to reaching the $40 million cap under the PCA mechanism in the fourth quarter 2003.
        Electric margin is electric sales to retail and transportation customers less pass-through tariff items, revenue sensitive taxes, and the cost of generating and purchasing electric energy sold to customers including transmission costs to bring electric energy to PSE’s service territory. Electric margin for the three months ended March 31, 2004 and 2003 is detailed further as follows:

Electric Margin for the Three Months Ended March 31, 2004 and March 31, 2003 (Dollars in Millions)
	2004	2003
Electric retail sales revenue	$367.5	$347.7
Electric transportation revenue	2.3	3.2
Other electric revenue-gas supply resale	3.3	5.1

Total electric revenue for margin	373.1	356.0
Adjustments for amounts included in revenue:
Pass-through tariff items	(8.4)	(13.0)
Pass-through revenue-sensitive taxes	(26.1)	(24.7)
Residential Exchange Credit	54.4	52.7

Net electric revenue for margin	393.0	371.0
Minus power costs:
Fuel	(14.0)	(15.1)
Purchased electricity, net of sales to other
utilities and marketers	(198.8)	(183.2)

Total electric power costs	(212.8)	(198.3)

Electric margin before PCA	180.2	172.7
Power cost deferred under the PCA	13.9	--

Electric margin	$194.1	$172.7

        Gas margin increased $5.5 million for the three months ended March 31, 2004 compared to the same period in 2003 due primarily to more normal temperatures in the first quarter 2004 compared to above normal temperatures in the first quarter 2003, and increased customers. Gas margin is gas sales to retail and transportation customers less pass-through tariff items and revenue sensitive taxes, and the cost of gas purchased, including gas transportation costs to bring gas to PSE’s service territory. Gas margin for the three months ended March 31, 2004 and 2003 is detailed further as follows:

Gas Margin for the Three Months Ended March 31, 2004 and March 31, 2003 (Dollars in Millions)
	2004	2003
Gas retail revenue	$269.4	$181.3
Gas transportation revenue	3.4	3.5

Total gas revenue for margin	272.8	184.8
Adjustments for amounts included in revenue:
Gas revenue hedge	--	0.2
Pass-through tariff items	(1.0)	(1.6)
Pass-through revenue-sensitive taxes	(22.3)	(14.9)

Net gas revenue for margin	249.5	168.5
Minus Purchased Gas Costs	(162.4)	(86.9)

Gas Margin	$87.1	$81.6

Operating Revenues — Electric
        Electric operating revenues for the three months ended March 31, 2004 were $392.5 million, an increase of $10.8 million compared to the same period in 2003, due primarily to increased sales to residential and commercial customers which increased $13.7 million and $6.1 million, respectively. Residential and commercial sales volumes for the three months ended March 31, 2004 increased by 188.1 million and 82.3 million kWh, respectively, or 6.1% and 3.9%, compared to the same period in 2003. These changes were mainly attributable to more normal weather conditions for the three months ended March 31, 2004 as compared to warmer than normal weather conditions in the same period in 2003. In addition, the customer base increased by 19,930 customers or 2.1% for the three months ended March 31, 2004 as compared to the same period in 2003.
        For the three months ended March 31, 2004 and 2003, the benefits of the Residential and Farm Energy Exchange Benefit credited to customers was $56.2 million and $55.1 million, respectively, with a related offset to power costs. PSE received payments from the Bonneville Power Administration (BPA) in the amount of $58.6 million and $37.0 million during the three months ended March 31, 2004 and 2003, respectively. The difference between the customers’ credit and the amount received from BPA either increases or decreases the previously deferred amount owed to customers. The aggregated deferred amount is recorded on PSE’s balance sheet as restricted cash. Absent certain adjustments tied to the BPA rate adjustment clause, the modified amended settlement agreement provides for payments from BPA in the amount of $630.6 million for the period January 2003 through September 2006 and for a pass-through of the same amount to eligible residential and small farm customers.
        During the three months ended March 31, 2004, PSE’s other electric operating revenues increased $3.1 million due in part to the implementation of FIN 46R. FIN 46R required PSE to consolidate PSE’s 1995 conservation trust transaction in the third quarter of 2003. The consolidation increased revenues, while conservation amortization and interest expense increased by a corresponding amount with no impact on earnings.
        PSE operates within the western wholesale market and has made sales into the California energy market. During the fourth quarter of 2000, PSE made such sales to the California energy market on which the receivable amount is still outstanding. At March 31, 2004, PSE’s receivable from the California Independent System Operators (CAISO) and other counter-parties, net of reserves, was $21.3 million. See the discussion of the CAISO receivable and California proceedings under “Proceedings Relating to the Western Power Market.”

Operating Revenues — Gas
        Gas operating revenues for the three month period ended March 31, 2004 were $275.7 million, an increase of $87.9 million compared to the same period in 2003, due primarily to increased sales to residential and commercial customers of $56.3 million and $27.8 million, respectively. Approximately $82.4 million of the total increase relates to increases in the purchased gas adjustment (PGA) rate. Residential and commercial gas sales volumes increased 16.2 million and 8.0 million therms, respectively, or 8.6% and 8.8% for the three months ended March 31, 2004 compared to the same period in 2003.
        PSE has a PGA mechanism in retail gas rates to recover expected gas costs (gas supply and transportation costs) by deferring as a receivable or liability, any gas costs that exceed or fall short of the amount in PGA rates and accrues interest on any deferred balances under the PGA. Therefore, PSE’s gas margin and net income is not affected by changes in the PGA rates. The PGA liability balances at March 31, 2004 and March 31, 2003 were $0.9 million and $33.0 million, respectively. The following rate adjustments were approved by the Washington Commission in relation to the PGA during 2003 that affect changes in gas revenues for the three months ended March 31, 2004 compared with the same period for 2003:

Effective Date	Percentage Increase in Rates	Annual Increase in Revenues (Dollars In Millions)
October 1, 2003	13.3%	$ 78.8
April 10, 2003	20.1%	103.6

Operating Expenses
        Purchased electricity expenses decreased $8.8 million for the three months ended March 31, 2004 compared to the same period in 2003. The decrease was primarily due to an $11.5 million decrease in underrecovered variable power costs. The deferral under the PCA mechanism in the first quarter of 2004 was $13.9 million compared to no deferral in the first quarter of 2003. The decrease was partially offset by an increase in load related to more normal temperatures in the first quarter of 2004 compared to warmer than normal temperatures in the first quarter of 2003.
        The April 19, 2004 Columbia Basin Runoff Forecast published by the National Weather Service Northwest River Forecast Center indicated that the total forecasted runoff into the Grand Coulee reservoir for the period January through July 2004 would be 84% of normal. This compares to 86% of normal for the same period in 2003. Based on this forecast and past below-normal runoff, PSE will continue to exceed the $40 million cap under the PCA mechanism, which was reached in the fourth quarter 2003. Under the PCA mechanism, further increases in variable power costs above the $40 million cap through June 30, 2006 are apportioned 99% to customers and 1% to PSE.
        Purchased gas expenses increased $75.5 million for the three months ended March 31, 2004 compared to the same period in 2003. The increase was primarily due to increased usage as a result of more normal temperatures in the first quarter of 2004 and higher PGA rates compared to the same period in 2003. Gas costs are passed through to customers through the PGA mechanism with no impact on gas margin or net income.
        Electric generation fuel expense decreased $1.1 million for the three months ended March 31, 2004 compared to the same period in 2003 from lower fuel costs associated with PSE’s gas-fired generation facilities not being operated due to lower costs of wholesale power supply.
        Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA increased $1.7 million for the three months ended March 31, 2004 when compared to the same period in 2003 as a result of increased residential electrical load. The residential exchange credit is a pass-through tariff item with a corresponding credit in electric operating revenue. It has no impact on electric margin or net income.
        Unrealized gain on derivative instruments for the three months ended March 31, 2004 decreased $0.4 million compared with the same period in 2003. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149, requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value. The Company enters into both physical and financial contracts to manage its energy resource portfolio including forward physical and financial contracts, option contracts and swaps. The majority of these contracts qualify for the normal purchase and normal sale exception.
        PSE has a contract with a counterparty whose debt ratings have been below investment grade since 2002. The contract, a physical gas supply contract for one of PSE’s electric generating facilities, was marked-to-market beginning in the fourth quarter of 2003. Although the counterparty continues to fully perform on the physical supply contract, the counterparty’s credit ratings have remained weak. Prior to October 1, 2003, the contract was designated as a normal purchase under SFAS No. 133. PSE has concluded that it is appropriate to reserve the marked-to-market gain on this contract due to the credit quality of the counterparty in accordance with SFAS No. 133 guidance, as management deemed that delivery is not probable through the term of the contract, which expires in December 2008.
        Another physical gas supply contract for one of PSE’s electric generating facilities was marked-to-market in the first quarter of 2004. The counterparty notified PSE in the first quarter 2004 that it believes it will be unable to deliver physical gas supply beginning November 2005 through the end of the contract in June 2008. PSE concluded that it is no longer probable that the counterparty will perform on this contract through the end of term of the contract. The contract was previously designated as a normal purchase under SFAS No. 133. PSE has also concluded that it is appropriate to reserve a portion of the marked-to-market gain on this contract due to the risk of the counterparty not performing, as delivery is not probable through the end of the contract. As a result, PSE recorded an unrealized gain, net of a reserve, of $10.1 million in the first quarter of 2004. However, as a result of the power cost adjustment mechanism, 99% of the net unrealized gain was deferred due to the Company reaching the $40 million cap under the PCA mechanism.
        Low-income Program costs, which are a pass-through tariff item, decreased $1.7 million for the three months ended March 31, 2004 compared to the same period in 2003. Low-income program costs are dependent upon the amount collected from customers through rates.
        Other utility operations and maintenance costs increased $5.9 million for the three months ended March 31, 2004 compared to the same period in 2003 due primarily to a $4.4 million increase in storm damage costs associated with a severe ice storm that hit the Puget Sound region in January 2004, as well as increased administrative and general expenses.
        Depreciation and amortization expense for PSE increased $1.3 million for the three months ended March 31, 2004 compared to the same period in 2003 due primarily to the effects of new plant placed into service during 2004 and the latter half of 2003.
        Taxes other than income taxes increased $9.3 million for the three months ended March 31, 2004 compared to the same period in 2003 primarily due to higher municipal and state excise taxes which are revenue based.
        Income taxes increased $4.7 million for the three months ended March 31, 2004 compared to the same period in 2003 as a result of higher pre-tax operating income.

Interest Charges
        Interest charges decreased $4.3 million for the three months ended March 31, 2004 compared to the same period in 2003. This decrease is primarily due to the redemption or maturity of $187.3 million of Medium-Term Notes with interest rates ranging from 6.07% to 8.59% during the twelve months ended March 31, 2004, and the refinancing of $161.9 million of Pollution Control Bonds with interest rates ranging from 5.875% to 7.25% to rates ranging from 5.00% to 5.10% in March 2003. The decrease in interest expense was partially offset by the issuance of $150 million of 3.363% Senior Notes in May 2003 and the consolidation of the conservation trust bonds due to FIN 46R.

InfrastruX
        The table below sets forth changes in the results of operations for InfrastruX, net of minority interest.

Comparative Three Months Ended March 31, 2004 vs. March 31, 2003 Increase (Decrease) (Dollars in Millions)
Operating revenue change:
Non-utility construction services	$4.1

Operating expense changes:
Other operations and maintenance	(3.6)
Depreciation and amortization	1.1
Taxes other than income taxes	0.5
Income taxes	2.7

Total operating expense change	0.7

Interest charges change	0.1
Minority interest change	0.3

Net income change	$3.0

        The following is additional information pertaining to the changes outlined in the above table.

        InfrastruX revenue increased $4.1 million for the three months ended March 31, 2004 compared to the same period in 2003 due primarily to the acquisition of one company in the second quarter of 2003, which contributed $6.5 million to the first quarter of 2004. The increase was partially offset by lower revenues from existing companies as a result of exiting unprofitable business lines and the completion of a large project in 2003 that was not repeated in 2004. InfrastruX operations are seasonal, with its highest revenues typically in the second and third quarters of the year.
        InfrastruX operation and maintenance expenses decreased $3.6 million for the three months ended March 31, 2004 compared to the same period in 2003 due to better overall weather in the first quarter of 2004 compared to 2003, which positively impacted productivity, and implementation of an integrated operating plan resulting in increased operating efficiencies.
        Depreciation and amortization expense increased by $1.1 million for the three months ended March 31, 2004 compared to the same period in 2003 primarily due to an increase in assets through a company acquisition and additional assets placed in service at existing companies.
        Income taxes increased $2.7 million during the three months ended March 31, 2004 compared to the same period in 2003 due primarily to higher operating income in the first quarter of 2004.

Capital Expenditures, Capital Resources and Liquidity

Capital Requirements
Contractual Obligations and Commercial Commitments
        Puget Energy. The following are Puget Energy's aggregate consolidated (including PSE) contractual obligations and commercial commitments as of March 31, 2004:

Puget Energy		Payments Due Per Period
Contractual Obligations (Dollars in millions)	Total	2004	2005- 2006	2007- 2008	2009 and Thereafter
Long-term debt	$2,193.6	$223.8	$127.8	$308.1	$1,533.9
Short-term debt	13.7	13.7	--	--	--
Junior subordinated debentures payable
to a subsidiary trust (1)	280.3	--	--	--	280.3
Mandatorily redeemable preferred stock	1.9	--	--	--	1.9
Service contract obligations	161.0	14.8	41.3	43.6	61.3
Capital lease obligations	6.2	1.3	2.9	1.6	0.4
Non-cancelable operating leases	68.0	13.5	25.1	19.0	10.4
Fredonia combustion turbines lease (2)	68.5	3.4	8.7	8.5	47.9
Energy purchase obligations	4,652.1	729.3	1,346.4	1,057.4	1,519.0
Financial hedge obligations	32.2	13.6	15.0	3.6	--
Non-qualified pension funding	29.6	2.1	3.1	4.5	19.9

Total contractual cash obligations	$7,507.1	$1,015.5	$1,570.3	$1,446.3	$3,475.0

		Amount of Commitment Expiration Per Period
Commercial Commitments (Dollars in millions)	Total	2004	2005- 2006	2007- 2008	2009 and Thereafter
Guarantees (3)	$134.0	$134.0	$--	$--	$--
Liquidity facilities - available (4)	362.5	249.5	113.0	--	--
Lines of credit - available (5)	42.3	29.3	13.0	--	--
Energy operations letter of credit	0.5	0.5	--	--	--

Total commercial commitments	$539.3	$413.3	$126.0	$--	$--

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

(2)	See “Fredonia 3 and 4 Operating Lease” under “Off-Balance Sheet Arrangements” below.
(3)

In June 2001, InfrastruX signed a three-year credit agreement with several banks to provide up to $150 million in financing. Under the credit agreement, Puget Energy is the guarantor of the line of credit. Certain InfrastruX subsidiaries also have certain borrowing capacities for working capital purposes of which Puget Energy is not a guarantor.

(4)

At March 31, 2004, PSE had available a $250 million unsecured credit agreement and a three-year $150 million receivables securization facility. At March 31, 2004, PSE had $113.0 million of receivables available for sale under its receivables securitization facility. See “Accounts Receivable Securitization Program” under “Off-Balance Sheet Arrangements” below for further discussion. The credit agreement and securitization facility provide credit support for an outstanding letter of credit totaling $0.5 million, thereby effectively reducing the available borrowing capacity under these liquidity facilities to $362.5 million.

(5)

Puget Energy has a $15 million line of credit with a bank. At March 31, 2004, $5.0 million was outstanding, reducing the available borrowing capacity under this line of credit to $10.0 million. InfrastruX has $184.7 million in lines of credit with various banks to fund capital credit requirements of InfrastruX and its subsidiaries. InfrastruX and its subsidiaries had outstanding loans of $147.7 million and letters of credit of $4.7 million at March 31, 2004, effectively reducing the available borrowing capacity under these lines of credit to $32.3 million.

        Puget Sound Energy. The following are PSE's aggregate contractual obligations and commercial commitments as of March 31, 2004:

Puget Sound Energy		Payments Due Per Period
Contractual Obligations (Dollars in millions)	Total	2004	2005- 2006	2007- 2008	2009 and Thereafter
Long-term debt	$2,032.9	$82.5	$112.0	$304.5	$1,533.9
Junior subordinated debentures payable
to a subsidiary trust (1)	280.3	--	--	--	280.3
Mandatorily redeemable preferred stock	1.9	--	--	--	1.9
Service contract obligations	161.0	14.8	41.3	43.6	61.3
Non-cancelable operating leases	52.8	8.0	17.6	16.8	10.4
Fredonia combustion turbines lease (2)	68.5	3.4	8.7	8.5	47.9
Energy purchase obligations	4,652.1	729.3	1,346.4	1,057.4	1,519.0
Financial hedge obligations	32.2	13.6	15.0	3.6	--
Non-qualified pension funding	29.6	2.1	3.1	4.5	19.9

Total contractual cash obligations	$7,311.3	$853.7	$1,544.1	$1,438.9	$3,474.6

		Amount of Commitment Expiration Per Period
Commercial Commitments (Dollars in millions)	Total	2004	2005- 2006	2007- 2008	2009 and Thereafter
Liquidity facilities - available (3)	$362.5	$249.5	$113.0	$--	$--
Energy operations letter of credit	0.5	0.5	--	--	--

Total commercial commitments	$363.0	$250.0	$113.0	$--	$--

(1)	See note (1) above.
(2)	See note (2) above.
(3)	See note (4) above.

Off-Balance Sheet Arrangements
Accounts Receivable Securitization Program. In order to provide a source of liquidity for PSE at attractive cost of capital rates, PSE entered into a Receivables Sales Agreement with Rainier Receivables, Inc., a wholly owned subsidiary of PSE in December 2002. Pursuant to the Receivables Sales Agreement PSE sold all of its utility customers’ accounts receivable and unbilled utility revenues to Rainier Receivables. Concurrently with entering into the Receivables Sales Agreement, Rainier Receivables entered into a Receivables Purchase Agreement with PSE and a third party. The Receivables Purchase Agreement allows Rainier Receivables to sell the receivables purchased from PSE to the third party. The amount of receivables sold by Rainier Receivables is not permitted to exceed $150 million at any time. However, the maximum amount may be less than $150 million depending on the outstanding amount of PSE’s receivables, which fluctuate with the seasonality of energy sales to customers.
        The receivables securitization facility is the functional equivalent of a secured revolving line of credit. In the event Rainier Receivables elects to sell receivables under the Receivables Purchase Agreement, Rainier Receivables is required to pay fees to the purchasers that are comparable to interest rates on a revolving line of credit. As receivables are collected by PSE as agent for the receivables purchasers, the outstanding amount of receivables held by the purchasers declines until Rainier Receivables elects to sell additional receivables to the purchasers.
        The receivables securitization facility has a three-year term, but is terminable by PSE and Rainier Receivables upon notice to the receivables purchasers. At March 31, 2004, Rainier Receivables had sold $37.0 million of accounts receivable and the maximum receivables available for sale was $113.0 million.
        During the three months ended March 31, 2004, Rainier Receivables sold a cumulative $122.0 million of receivables. No amounts were sold for the same period in 2003.

Fredonia 3 and 4 Operating Lease. PSE leases two combustion turbines for its Fredonia 3 and 4 electric generation facility pursuant to a master lease that was amended for this purpose in April 2001. The lease has a term expiring in 2011, but can be canceled by PSE after August 2004. Payments under the lease vary with changes in the London Interbank Offered Rate (LIBOR). At March 31, 2004, PSE’s outstanding balance under the lease was $58.4 million. The expected residual value under the lease is the lesser of $37.4 million or 60% of the cost of the equipment. In the event the equipment is sold to a third party upon termination of the lease and the aggregate sales proceeds are less than the unamortized value of the equipment, PSE would be required to pay the lessor contingent rent in an amount equal to the deficiency up to a maximum of 87% of the unamortized value of the equipment.

New Generation Resources. In October 2003, PSE completed negotiations to purchase a 49.85% interest in a 275 MW (250 MW capacity with 25 MW planned capital improvements) gas-fired electric generating station located within Western Washington (Fredrickson I). The purchase will add approximately 137 MW of electric generation capacity to serve PSE’s retail customers. PSE submitted a power cost only rate case in October 2003 to the Washington Commission to recover the approximately $80 million cost of the new generating facility and other power costs. The acquisition of Frederickson I was approved by the Washington Commission on April 7, 2004. The acquisition was also approved by FERC under the Federal Power Act on April 23, 2004. Based on these approvals, PSE anticipates completing the acquisition in the second quarter of 2004. In addition, PSE has issued a request for proposals to acquire up to 355 average MW of electric power resources, including generation energy from wind power for its electric-resource portfolio and is currently evaluating responses.

Utility Construction Program. Current utility construction expenditures for generation, transmission and distribution are designed to meet continuing customer growth and to improve efficiencies of PSE’s energy delivery systems. Construction expenditures, excluding equity Allowance for Funds Used During Construction (AFUDC), were $65.8 million for the three months ended March 31, 2004. PSE expects construction expenditures will total approximately $408 million in 2004, which includes $80 million for acquisition of the 49.85% interest in the Fredrickson I generating facility, $639.7 million in 2005, which includes $280.5 million for new resource acquisitions, and $327 million in 2006. The Fredrickson I acquisition will be funded initially with short-term debt. Construction expenditure estimates are subject to periodic review and adjustment in light of changing economic, regulatory, environmental and conservation factors.

Other Additions. Other property, plant and equipment additions were $5.7 million for the three months ended March 31, 2004. Puget Energy expects InfrastruX’s capital additions to be $16.2 million in 2004, $18.0 million in 2005, and $20.0 million in 2006. Capital addition estimates are subject to periodic review and adjustment in light of changing economic and regulatory factors.

Capital Resources
Cash From Operations. Cash generated from operations for the three months ended March 31, 2004 was $109.1 million. During the period, $22.7 million in cash was used for AFUDC and payment of dividends. Consequently, cash flows available for utility construction expenditures and other capital expenditures were $86.4 million or 115.4% of the $74.9 million in construction expenditures (net of AFUDC) and other capital expenditure requirements for the period. For the same period in 2003, cash generated from operations was $153.0 million, $22.7 million of which was used for AFUDC and payment of dividends. Therefore, cash flows available for utility construction expenditures and other capital expenditures for the three months ended March 31, 2003 were $130.3 million. The reduction in cash generated from operations in the first quarter of 2004 compared to the first quarter of 2003 is primarily due to the utilization of the accounts receivable securization program in December 2003 and March 2004. At December 31, 2003, Rainier Receivables had sold $111.0 million in account receivables, which would have been collected during the first quarter of 2004. Rainier Receivables also sold $37.0 million in accounts receivable at March 31, 2004 compared to no activity for the first quarter of 2003.
        Puget Energy and PSE expect to continue financing the utility construction program and other capital expenditure requirements with internally generated funds and externally financed capital.

Financing Program. Financing utility construction requirements and operational needs are dependent upon the cost and availability of external funds through capital markets and from financial institutions. Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, and Puget Energy’s and PSE’s credit ratings. The Company expects to meet capital and operational needs for the balance of 2004 and 2005 with cash generated from operations and borrowings under its liquidity facilities.

Restrictive Covenants. In determining the type and amount of future financing, PSE may be limited by restrictions contained in its electric and gas mortgage indentures, articles of incorporation and certain loan agreements. Under the most restrictive tests, at March 31, 2004, PSE could issue:

•

approximately $946.4 million of first mortgage bonds, as PSE has approximately $1.6 billion of electric and gas bondable property available for use, subject to the interest coverage ratio limitation of 2.0 times net earnings available for interest. PSE’s interest coverage ratio at March 31, 2004 was 3.0 times net earnings available for interest which would allow issuance of approximately $1.3 billion of additional first mortgage bonds, at an assumed interest rate of approximately 5.6% on a ten-year first mortgage bond;

•	approximately $607.9 million of additional preferred stock at an assumed dividend rate of 7.25%; and
•	approximately $265.1 million of unsecured long-term debt.

Credit Ratings. Neither Puget Energy nor PSE has any rating downgrade triggers that would accelerate the maturity dates of outstanding debt. However, a downgrade in the credit ratings could adversely affect the Companies’ ability to renew existing, or obtain access to new credit facilities and could increase the cost of such facilities. For example, under PSE’s revolving credit facility, the interest rate spreads over the index and commitment fee increase as PSE’s secured long-term debt ratings decline. An interest rate downgrade in commercial paper ratings could preclude PSE’s ability to issue commercial paper under its current programs. The marketability of PSE commercial paper is currently limited by the A-3/P-2 ratings by Standard & Poor’s and Moody’s Investors Service, respectively. A further downgrade in commercial paper ratings could preclude entirely PSE’s ability to issue commercial paper. In addition, downgrades in any or a combination of PSE’s debt ratings may allow counterparties on a contract by contract basis in the wholesale electric, wholesale gas and financial derivative markets to require PSE to post a letter of credit or other collateral, make cash prepayments, obtain a guarantee agreement or provide other mutually agreeable security.

        The ratings of Puget Energy and PSE as of April 23, 2004 were:

Ratings
	Standard & Poor’s	Moody’s
Puget Sound Energy
Corporate credit/issuer rating	BBB-	Baa3
Senior secured debt	BBB	Baa2
Shelf debt senior secured	BBB	(P)Baa2
Trust preferred securities	BB	Ba1
Preferred stock	BB	Ba2
Commercial paper	A-3	P-2
Revolving credit facility	*	Baa3
Ratings outlook	Positive	Stable
Puget Energy
Corporate credit/issuer rating	BBB-	Ba1

        * Standard & Poor’s does not rate credit facilities.

Shelf Registrations. In January 2004, Puget Energy and PSE filed a shelf registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of:

•	common stock of Puget Energy,
•	senior notes of PSE, secured by a pledge of PSE’s first mortgage bonds.

Liquidity Facilities and Commercial Paper. PSE’s short-term borrowings and sales of commercial paper are used to provide working capital and funding of utility construction programs.
        PSE has a $250 million unsecured credit agreement with various banks which expires in June 2004 and a $150 million 3-year receivables securitization program which expires in December 2005. The receivables available for sale under the securitization program may be less than $150 million depending on the outstanding amount of PSE’s receivables, which fluctuate with the seasonality of energy sales to customers. At March 31, 2004, PSE had available $250 million in the unsecured credit agreement and $113.0 million available from the receivable securitization facility (net of $37.0 million sold), which provide credit support for outstanding commercial paper and outstanding letters of credit. At March 31, 2004, there were no outstanding amounts under the commercial paper program and $0.5 million under the letters of credit, effectively reducing the available borrowing capacity under the liquidity facilities to $362.5 million. PSE is negotiating with various banks to establish a new unsecured credit facility to replace the facility that will expire in June 2004 and expects the new credit facility to be effective before the existing facility expires.
        In May 2003, Puget Energy entered into a $15 million, three-year credit agreement with a bank. Under the terms of the agreement, Puget Energy will pay a floating interest rate on borrowings based on LIBOR. The interest rate is set for one, two, or three-month periods at the option of Puget Energy with interest due at the end of each period. Puget Energy will also pay a commitment fee on any unused portion of the credit facility. Puget Energy has outstanding $5.0 million under the credit agreement at March 31, 2004.
        In June 2001, InfrastruX signed a three-year credit agreement with several banks to provide up to $150 million in financing. Puget Energy is the guarantor of the line of credit. In addition, InfrastruX’s subsidiaries have an additional $34.7 million in lines of credit with various banks. Borrowings available for InfrastruX are used to fund acquisitions and working capital requirements of InfrastruX and its subsidiaries. At March 31, 2004, InfrastruX and its subsidiaries had outstanding loans of $147.7 million and letters of credit of $4.7 million, effectively reducing the available borrowing capacity under these lines of credit to $32.3 million.

Stock Purchase and Dividend Reinvestment Plan. Puget Energy has a Stock Purchase and Dividend Reinvestment Plan pursuant to which shareholders and other interested investors may invest cash and cash dividends in shares of Puget Energy’s common stock. Since new shares of common stock may be purchased directly from Puget Energy, funds received may be used for general corporate purposes. Puget Energy issued common stock from the Stock Purchase and Dividend Reinvestment Plan of $3.9 million (175,600 shares) for the three months ended March 31, 2004 compared to $3.8 million (192,800 shares) for the same period in 2003.

Common Stock Offering Programs. To provide additional financing options, Puget Energy entered into agreements in July 2003 with two financial institutions under which Puget Energy may offer and sell shares of its common stock from time to time through these institutions as sales agents, or as principals. Sales of the common stock, if any, may be made by means of negotiated transactions or in transactions that may be deemed to be “at-the-market” offerings as defined in Rule 415 promulgated under the Securities Act of 1933, including in ordinary brokers’ transactions on the New York Stock Exchange at market prices.

Other

FERC Hydroelectric Licenses
Baker River Project. The Baker River Project is located upstream of the confluence of the Baker and Skagit Rivers in Whatcom and Skagit Counties and consists of the Lower Baker Development (constructed in 1925) and the Upper Baker Development (constructed in 1959). The Baker River Project’s current license expires on April 30, 2006, and PSE intends to submit an application for a new license on or before April 30, 2004.

Snoqualmie Falls Project. The Snoqualmie Falls Project, built in 1898, was the world’s first electric generating facility to be built totally underground. It is located 3.5 miles downstream of the confluence of the north, middle and south forks of the Snoqualmie River. The original license of the project was issued May 13, 1975, effective March 1, 1956, and terminated on December 31, 1993. PSE filed its application to relicense the project on November 25, 1991, and has been operating the project pursuant to annual licenses issued by FERC since the original license expired. The Snoqualmie Tribe appealed the Washington State Department of Ecology’s water quality certification, which the Washington State Pollution Control Hearings Board (PCHB) upheld on April 7, 2004. The Snoqualmie Tribe may appeal the PCHB’s ruling. PSE anticipates that FERC will issue an order concerning its license application during the second quarter 2004.

Electric Rate Matters
        On April 5, 2004, PSE filed a general tariff electric rate case with the Washington Commission. The electric rate case proposes a 5.7% or $81.6 million annual increase to electric rates to recover costs associated with extending and upgrading facilities to serve a growing number of electric customers as well as strengthen PSE financially to serve its customers. The resolution of the electric general rate case may be up to an 11-month process from the time the electric general rate case was filed.
        On April 23, 2004, the acquisition of a 49.85% interest in the Fredrickson I generating facility was approved by FERC. Prior to that approval, on April 7, 2004, the Washington Commission issued an order in PSE’s power cost only rate case granting approval for the acquisition of the Frederickson I generating facility. As a result of these approvals, PSE anticipates completing the acquisition in the second quarter of 2004. In its order, the Washington Commission found the acquisition to be prudent and the cost associated with the generating facility reasonable. The costs associated with the generating facility, including projected baseline gas costs, are approved for recovery in rates. The Washington Commission, however, reserved its determination of certain issues related to the Tenaska and Encogen generating facilities to a subsequent order. PSE requested clarification on other issues in the power cost only rate case that were not addressed in the April 7, 2004 order, but was denied clarification on these issues until resolution of the Tenaska and Encogen fuel cost proceeding. As described in an exhibit in the rate proceeding, the Washington Commission staff and PSE agreed on all power cost adjustments except those related to Tenaska and Encogen generating facilities. Those items agreed to in the proceeding would increase rates by $54.5 million.
        PSE believes that the fuel cost disallowances relating to Encogen and Tenaska proposed by the Washington Commission staff are legally and factually deficient and PSE filed its rebuttal case on February 13, 2004. These costs are currently recovered in rates and PSE believes it is probable that recovery will occur in the future. The Washington Commission staff is independent from the Washington Commission in such a litigated proceeding and their positions do not represent an indication of the final outcome of the proceeding. The hearing was held in late February and the resolution of the final issues of the power cost only rate case is expected by the end of April 2004 barring any unforeseen circumstances.
        In December 2003, PSE notified FERC that it rejected the 1997 license for the White River Project, because the 1997 license would have made the White River generation project uneconomical to produce electricity. As a result, generation of electricity ceased at the White River Project on January 15, 2004. In the same proceeding described above, the Washington Commission will be ruling on the accounting treatment that will allow for rate recovery of the unrecovered investment in the White River generating project. The Washington Commission staff’s testimony in PSE’s power cost only rate case supports PSE’s accounting treatment for recovery of the investment in the White River Project. At March 31, 2004, the White River Project net book value totaled $68.2 million, which included $47.5 million of net utility plant, $17.7 million of capitalized FERC licensing costs and $3.0 million of costs related to construction work in progress. The FERC licensing costs and construction work in progress charges have been deferred to a regulatory asset. The Washington Commission’s order on April 7, 2004 did not address the White River accounting treatment. However, PSE will continue to recover in rates the cost of the White River Plant over the period equal to the depreciation rate in effect at the time the plant ceased operations. This accounting treatment is the same as proposed by the Washington Commission Staff in the power cost only rate proceedings. The accounting treatment of the unrecovered White River Plant costs will be resolved at the same time the final order is issued on the Tenaska and Encogen fuel costs issues.
        In June 2002, the Washington Commission approved and adopted the settlement stipulation in the general rate case, putting new rates into effect on July 1, 2002. PSE established an electric PCA mechanism in the rate case settlement. The PCA mechanism will account for differences in PSE’s modified actual power costs relative to a power cost baseline. The mechanism will account for a sharing of costs and benefits that are graduated over four levels of power cost variances, with an overall cap of $40 million (+/-) over the four year period July 1, 2002 through June 30, 2006 plus 1% of the excess over $40 million which was met in 2003. Under the PCA mechanism, all variable power cost rate increases since reaching the $40 million cap are apportioned 99% to customers and 1% to PSE. During the three months ended March 31, 2004, PSE’s excess variable power costs were apportioned $0.1 million to PSE and $13.9 million to customers. For the same period in 2003, PSE was apportioned all of the excess variable power costs of $11.6 million.

Gas Rate Matters
        On April 5, 2004, PSE filed a general tariff gas rate case with the Washington Commission. The gas rate case proposes a 6.3% or $47.2 million annual increase to gas rates to recover cost associated with extending and upgrading facilities to serve a growing number of gas customers as well as strengthen PSE financially to serve its customers. The resolution of the gas general rate case may be up to an 11-month process from the time the gas general rate case was filed.

Proceedings Relating to the Western Power Market
California Independent System Operator (CAISO) Receivable and California Proceedings
        Puget Energy’s and PSE’s Annual Report on Form 10-K for the year ended December 31, 2003 includes a summary of the Western power market proceedings described below. The following discussion provides a summary of material developments in these proceedings that occurred during the period covered by this report and of any material new proceedings instituted during the last quarter. While PSE cannot predict the outcome of any of the individual ongoing proceedings relating to the Western power markets, in the aggregate, PSE does not expect the ultimate resolution of the issues and cases discussed below to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

1.	CAISO Receivable and California Refund Proceeding. In 2001, PG&E and Southern California Edison defaulted on payment obligations owed to various energy suppliers, including the CAISO and the California PX. The CAISO in turn defaulted on its payment obligations to various energy suppliers, including obligations to PSE relating to sales made by PSE into the California energy market during the fourth quarter of 2000 through the CAISO. The California PX filed bankruptcy in 2001, further constraining PSE’s ability to receive payments due to controls placed on the California PX’s distribution of funds by the California PX bankruptcy court and due to the fact that the vast majority of funds owed directly to the CAISO are owed by the California PX.

a.	California Refund Proceeding. On July 25, 2001, FERC ordered an evidentiary hearing (Docket No. EL00-95) to determine the amount of refunds due to California energy buyers, including the CAISO, for purchases made in the spot markets operated by the CAISO during the period October 2, 2000 through June 20, 2001.
        On March 26, 2003, FERC issued an Order on Proposed Findings on Refund Liability in Docket No. EL00-95 that substantially adopted the recommendations made by the Administrative Law Judge on December 12, 2002, except that the Order also substantially adopts the FERC Staff gas price recommendation from the Staff’s August 2002 report. On October 16, 2003, FERC issued its Order on Rehearing that largely leaves the refund calculations established by the March 26 Order unchanged, although the Order allows generators to offset their actual gas costs against their refund liability. The CAISO currently estimates that it will be unable to complete the initial financial clearing as to “who owes what to whom” prior to November 2004.
Many of the numerous orders that FERC has issued in Docket No. EL00-95 are now on appeal before the United States Court of Appeals for the Ninth Circuit. On March 23, 2004, the Ninth Circuit consolidated most of these appeals. The now consolidated appeals remain in abeyance pursuant to an August 21, 2002, Ninth Circuit order directing FERC to allow parties to file additional evidence on market manipulation.

b.	CAISO Receivable. PSE has a bad debt reserve and a transaction fee reserve applied to the CAISO receivable, such that PSE has a net receivable from the CAISO at March 31, 2004 of $21.3 million. PSE estimates the range for the receivable to be between $21.3 million and $22.8 million, including interest. In its October 16, 2003 Order on Rehearing in this docket, FERC expressly adopted and approved a stipulation that confirmed that two of PSE’s “non-spot market” transactions are not subject to mitigation in the Refund Proceeding. On October 17, 2003, PSE formally presented CAISO with a request that payment be made on these amounts. The CAISO responded to the letter on November 13, 2003, expressing an unwillingness to take the issue up separately or in advance of its cost re-run activities. PSE continues to pursue the issue in filings before the FERC.
On February 24, 2004, the CAISO issued a market notice that it would distribute more than $40 million in “defaulted receivables” to creditors for the November 2000 transactions in accordance with Tariff Amendment 53. The California Parties filed a motion at FERC seeking to cease distribution of the funds. FERC denied the motion and held that creditors should not have to face further delays in receiving payment and that the defaulted receivables should be timely disbursed. The CAISO distributed payments to creditors on March 25, 2004, including approximately $2.0 million to PSE.

2.	Pacific Northwest Refund Proceeding. On June 25, 2003, FERC issued an order terminating the Pacific Northwest refund proceeding, Docket No. EL01-10, largely on procedural, jurisdictional and equitable grounds. Various parties filed rehearing requests on July 25, 2003. On November 10, 2003, FERC denied the rehearing requests. Seven petitions for review are now pending before the United States Court of Appeals for the Ninth Circuit. The parties now await an order setting a briefing schedule.

3.	Orders to Show Cause. On June 25, 2003, FERC issued two show cause orders pertaining to its Western market investigations that commenced individual proceedings against many sellers. One show cause order (Docket Nos. EL03-180, et seq.) seeks to investigate approximately 26 entities that allegedly had potential “partnerships” with Enron. PSE was not named in that show cause order. In an order dismissing many of the already-named respondents in the “partnerships” proceeding on January 22, 2004, FERC states that it does not intend to proceed further against other parties.
The second show cause order (Docket No. EL03-169) named PSE along with approximately 54 other entities (Docket Nos. EL03-137, et seq.) that allegedly had engaged in potential “gaming” practices in the CAISO and California PX markets. PSE and FERC Staff filed a proposed settlement of all issues pending against PSE in those proceedings on August 28, 2003. The proposed settlement, which admits no wrongdoing on the part of PSE, would result in a payment of $17,092 to settle all claims. The California Parties filed for rehearing of that order repeating arguments that have already been addressed by FERC. On March 17, 2004, PSE filed a motion to dismiss the California Parties’ rehearing request. PSE continues to believe that the orders to show cause do not raise new issues or concerns and will not have a material adverse impact on the financial condition, results of operation or liquidity of the Company.

4.	Anomalous Bidding Investigation. On June 25, 2003, FERC issued an order commencing a new investigatory proceeding (Docket No. IN03-10) to be conducted through its Office of Market Oversight and Investigations (OMOI). OMOI is investigating sellers’ bids into the CAISO or California PX markets that exceeded $250/MWh during the period of May 1, 2000 to October 1, 2000. The OMOI is to determine if each such entity’s bids show a pattern or an effort to manipulate the market, and if they do, to consider whether the entity should be required to disgorge any improper profits earned as a result of such patterns or efforts. PSE received a data request from the OMOI in this proceeding about its bids and responded on July 24, 2003. PSE has not received any further information requests. PSE does not expect any material adverse impacts on the financial condition of the Company from this FERC investigation.

5.	Port of Seattle Suit. On May 21, 2003, the Port of Seattle commenced suit in federal court in Seattle against 22 energy sellers into the California market, alleging that the conduct of those sellers during 2000 and 2001 constituted market manipulation, violated antitrust laws, and damaged the Port of Seattle, which had a contract to purchase its complete energy supply from PSE at the time. The Port’s contract with PSE linked the price of the energy sold to the Port to an index price for energy sold at wholesale at the Mid-Columbia trading hub. The Port alleged that the Mid-Columbia price was intentionally affected improperly by the defendants, including PSE. PSE and other defendants moved to dismiss this case. The court heard oral argument on PSE’s motion to dismiss on March 26, 2004. The parties await an order on the motion to dismiss.

6.	California Litigation. California Class Actions. No material developments have occurred in the two San Diego class actions since previous reports. The plaintiffs allege that all wholesale sellers in the California energy market engaged in anti-competitive behavior in violation of California Business Practices Act. The motions to dismiss, and the appeals of the remand orders, remain pending. Attorney General Case. No material developments have occurred in the California Attorney General suit against PSE since previous reports. The suit filed against a number of sellers, including PSE, alleges that PSE failed to file rates for sales to the CAISO in advance of transactions and thereby violated the California Business Practices Act. Oral argument for the dismissal appeal has been set to commence on June 14, 2004.

Item 3.        Quantitative and Qualitative Disclosure About Market Risk

        The Company is exposed to market risks, including changes in commodity prices and interest rates.

Portfolio Management. The nature of serving regulated electric customers with its wholesale portfolio of owned and contracted resources exposes the Company and its customers to some volumetric and commodity price risks within the sharing mechanism of the PCA. The Company’s energy risk management function monitors and manages these risks using analytical models and tools. The Company manages its energy supply portfolio to achieve three primary objectives:

•	Ensure that physical energy supplies are available to serve retail customer requirements;
•	Manage portfolio risks to limit undesired impacts on the Company’s costs; and
•	Maximize the value of the Company’s energy supply assets.

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
        Portfolio exposure is managed in accordance with Company polices and procedures. The Risk Management Committee, which is composed of Company officers, provides policy-level and strategic direction for management of the energy portfolio. The Audit Committee of the Company’s Board of Directors has oversight of the Risk Management Committee.
        The prices of energy commodities are subject to fluctuations due to unpredictable factors including weather, generation outages and other factors, which impact supply and demand. The volumetric and commodity price risk is a consequence of purchasing energy at fixed and variable prices and providing deliveries at different tariffs and variable prices. Costs associated with ownership and operation of production facilities are another component of this risk. The Company may use forward physical delivery agreements and financial derivatives for the purpose of hedging commodity price risk. Without jeopardizing the security of supply within its portfolio, the Company will also engage in optimizing the portfolio. Optimization may take the form of utilizing excess capacity, shaping flexible resources to capture their highest value, utilizing transmission capacity or capitalizing on market price movement. As a result, portions of the Company’s energy portfolio are monetized through the use of forward price instruments.
        The regulatory mechanisms of the PGA and the PCA mitigate the impact of commodity price volatility upon the Company. The PGA mechanism passes through to customers increases and decreases in the cost of natural gas supply. The PCA mechanism provides for a sharing of costs and benefits that are graduated over four levels of power cost variances with an overall cap of $40 million (+/-) plus 1% of the excess over the $40 million cap over the four-year period ending June 30, 2006.
        Transactions that qualify as hedge transactions under SFAS No. 133 are recorded on the balance sheet at fair value. Changes in fair value of the Company’s derivatives are recorded each period in current earnings or other comprehensive income. Short-term derivative contracts for the purchase and sale of electricity are valued based upon daily quoted prices from an independent energy brokerage service. Valuations for short-term and medium-term natural gas financial derivatives are derived from a combination of quotes from several independent energy brokers and are updated daily. Long-term gas financial derivatives are valued based on published pricing from a combination of independent brokerage services and are updated monthly. Option contracts are valued using market quotes and a Monte Carlo simulation-based model approach.
        At March 31, 2004, the Company had an after-tax net asset of approximately $21.0 million of energy contracts designated as qualifying cash flow hedges and a corresponding unrealized gain recorded in other comprehensive income. Of the amount in other comprehensive income, 99% has been reclassified out of other comprehensive income to a deferred account due to the Company reaching the $40 million cap under the PCA mechanism. The Company also had energy contracts that were marked-to-market at a gain through current earnings for the three months ended March 31, 2004 of $0.1 million as a result of 99% being reclassified to a deferred account due to the Company reaching the $40 million cap under the PCA mechanism. A hypothetical 10% increase in the market prices of natural gas and electricity would increase the fair value of qualifying cash flow hedges by approximately $5.8 million after-tax and would increase current earnings for those contracts marked-to-market in earnings by an insignificant amount as a result of applying the $40 million PCA mechanism cap.

Counterparty Credit Risk. The Company is subject to credit risk from counterparties based on transactions it enters into during the normal course of business. The Company is exposed to risk to the extent that counterparties fail to perform on their contractual obligations. These counterparties include other utilities, energy trading companies, financial institutions and natural gas production companies. The Company mitigates its exposure by transacting with counterparties that meet minimum credit thresholds, setting credit limits and obtaining master agreements. Credit limits are reviewed daily to ensure transactions continually meet the Company’s standards.

Interest Rate Risk. The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, variable rate leases and long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities. The Company utilizes bank borrowings, commercial paper, line of credit facilities and accounts receivable securitization to meet short-term cash requirements. These short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may enter into swap instruments to manage the interest rate risk associated with these debts. The Company did not have any swap instruments outstanding as March 31, 2004.

Item 4.        Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of Puget Energy’s and PSE’s management, including the Companies’ President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy and PSE have evaluated the effectiveness of the Companies’ disclosure controls and procedures (as defined in Rule 13a-15(e)(c) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy and PSE concluded that these disclosure controls and procedures are effective as of the end of the quarter.

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
        Contingencies arising out of the normal course of the Company’s business exist at March 31, 2004. The ultimate resolution of these issues in part or in the aggregate is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item	6.	Exhibits and Reports on Form 8-K

	(a)	See Exhibit Index for list of exhibits.

	(b)	Reports on Form 8-K

		Filed by Puget Energy & Puget Sound Energy:

		Form 8-K dated February 4, 2004, Item 5 - Other Events, related to Washington Utilities and Transportation Commission Staff testimony of PSE's Power Cost Only Rate Case.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Donald E. Gaines
Donald E. Gaines Vice President Finance and Treasurer

Date: April 27, 2004	Officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

The following exhibits are filed herewith:

12.1	Statement setting forth computation of ratios of earnings to fixed charges (1998 through 2003 and 12 months ended March 31, 2004) for Puget Energy.

12.2	Statement setting forth computation of ratios of earnings to fixed charges (1998 through 2003 and 12 months ended March 31, 2004) for PSE.

31.1	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Chief Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 31.1

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.