Form 10-Q
period 2009-11-03
PUGET SOUND ENERGY INC; PUGET ENERGY INC /WA
filed 2009-11-03
CIK 81100, 1085392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 OR

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

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Puget Energy, Inc.	Yes	/ /	No	/X/	Puget Sound Energy, Inc.	Yes	/X/	No	/ /

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate websites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Puget Energy, Inc.	Yes	/ /	No	/ /	Puget Sound Energy, Inc.	Yes	/ /	No	/ /

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Puget Energy, Inc.	Large accelerated filer	/ /	Accelerated filer	/ /	Non-accelerated filer	/X/	Smaller reporting company	/ /
Puget Sound Energy, Inc.	Large accelerated filer	/ /	Accelerated filer	/ /	Non-accelerated filer	/X/	Smaller reporting company	/ /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Puget Energy, Inc.	Yes	/ /	No	/X/	Puget Sound Energy, Inc.	Yes	/ /	No	/X/

As of February 6, 2009, all of the outstanding shares of voting stock of Puget Energy, Inc. are held by Puget Equico LLC, an indirect wholly owned subsidiary of Puget Holdings LLC.  All of the outstanding shares of voting stock of Puget Sound Energy, Inc. are held by Puget Energy, Inc.

Table of Contents

Definitions
Filing Format
Forward-Looking Statements

Part I.	Financial Information

Item 1.	Financial Statements

Puget Energy, Inc.
Consolidated Statements of Income –Three Months Ended September 30, 2009 (Successor) and Three Months Ended September 30, 2008 (Predecessor)
Consolidated Statements of Income – February 6, 2009 - September 30, 2009 (Successor), January 1, 2009 - February 5, 2009 and Nine Months Ended September 30, 2008 (Predecessor)
Consolidated Statements of Comprehensive Income –Three Months Ended September 30, 2009 (Successor) and Three Months Ended September 30, 2008 (Predecessor)
Consolidated Statements of Comprehensive Income – February 6, 2009 - September 30, 2009 (Successor), January 1, 2009 - February 5, 2009 and Nine Months Ended September 30, 2008 (Predecessor)
Consolidated Balance Sheets – September 30, 2009 (Successor) and December 31, 2008 (Predecessor)
Consolidated Statement of Shareholder’s Equity – September 30, 2009 (Successor), February 5, 2009 and December 31, 2008 (Predecessor)
Consolidated Statements of Cash Flows – February 6, 2009 - September 30, 2009 (Successor), January 1, 2009 - February 5, 2009 and Nine Months Ended September 30, 2008 (Predecessor)

Puget Sound Energy, Inc.
Consolidated Statements of Income – Three and Nine Months Ended September 30, 2009 and 2008
Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2009 and 2008
Consolidated Balance Sheets – September 30, 2009 and December 31, 2008
Consolidated Statement of Common Shareholder’s Equity – September 30, 2009 and December 31, 2008
Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2009 and 2008

Notes
Combined Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

Exhibit Index

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BPA	Bonneville Power Administration
Corps	US Army Corps
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
IRP	Integrated Resource Plan
ISDA	International Swaps and Derivatives Association
kW	Kilowatt
kWh	Kilowatt Hour
LIBOR	London Interbank Offered Rate
MMBtus	One Million British Thermal Units
MW	Megawatt (one MW equals one thousand kW)
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NERC	North American Electric Reliability Corporation
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NPNS	Normal Purchase Normal Sale
OCI	Other Comprehensive Income
PCA	Power Cost Adjustment
PGA	Purchased Gas Adjustment
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Equico	Puget Equico LLC
Puget Holdings	Puget Holdings LLC
PURPA	Public Utility Regulatory Policies Act
REP	Residential Exchange Program
VIE	Variable Interest Entity
Washington Commission	Washington Utilities and Transportation Commission
WECC	Western Electricity Coordinating Council
WSPP	Western Systems Power Pool

FILING FORMAT
This Report on Form 10-Q is a Quarterly Report filed separately by two different registrants, Puget Energy, Inc. (Puget Energy) as a voluntary Securities and Exchange Commission (SEC) filer, and Puget Sound Energy, Inc. (PSE).  Puget Energy is a voluntary SEC filer as part of the commitments approved by the Washington Utilities and Transportation Commission (Washington Commission) in its merger order.  Any references in this report to the “Company” are to Puget Energy and PSE collectively.

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
In addition to other factors and matters discussed elsewhere in this report, some important factors that could cause actual results or outcomes for Puget Energy and PSE to differ materially from those discussed in forward-looking statements include:

•
Governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Commission, with respect to allowed rates of return, cost recovery, financing, industry and rate structures, transmission and generation business structures within PSE, acquisition and disposal of assets and facilities, operation, maintenance and construction of electric generating facilities, maintenance, construction and operation of natural gas and electric distribution and transmission facilities (natural gas and electric), licensing of hydroelectric operations and natural gas storage facilities, recovery of other capital investments, recovery of power and natural gas costs, recovery of regulatory assets and present or prospective wholesale and retail competition;

•	Failure of PSE to comply with FERC or Washington Commission standards and/or rules, which could result in penalties based on the discretion of either commission;
•
Failure of PSE to comply with electric reliability standards developed by the North American Electric Reliability Corporation (NERC) for users, owners and operators of the power system, which could result in penalties of up to $1.0 million per day per violation;

•
Changes in, adoption of, and compliance with laws and regulations, including decisions and policies concerning the environment, climate change, emissions, natural resources and fish and wildlife (including the Endangered Species Act) as well as the risk of litigation arising from such matters, whether involving public or private claimants;

•	The ability to recover costs arising from changes in enacted federal, state or local tax laws through revenue in a timely manner;
•	Changes in tax law, related regulations, or differing interpretation or enforcement of applicable law by the Internal Revenue Service or other taxing jurisdiction;
•
Accidents or natural disasters, such as hurricanes, windstorms, earthquakes, floods, fires and landslides, which can interrupt service and lead to lost revenues, cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials and impose extraordinary costs;

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

•	The effect of wholesale market structures (including, but not limited to, regional market designs or transmission organizations) or other related federal initiatives;
•	PSE electric or natural gas distribution system failure, which may impact PSE’s ability to deliver energy supply to its customers;
•	Changes in weather conditions in the Pacific Northwest, which could have effects on PSE’s customer usage and revenues;
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

•	The ability of natural gas or electric plant to operate as intended;
•	The ability to renew contracts for electric and natural gas supply and the price of renewal;
•	Blackouts or large curtailments of transmission systems, whether PSE’s or others’, which can affect PSE’s ability to deliver power or natural gas to its customers and generating facilities;
•	The ability to restart electric generation facilities following a regional transmission disruption;
•	The failure of the interstate natural gas pipeline to deliver gas to PSE’s system, which may impact PSE’s ability to adequately deliver natural gas supply or electric power to its customers;
•	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
•	General economic conditions in the Pacific Northwest, which might impact customer consumption or affect PSE’s accounts receivable;
•	The loss of significant customers, changes in the business of significant customers or the condemnation of PSE’s facilities, which may result in changes in demand for PSE’s services;
•	The failure of information systems or the failure to secure information system data which may impact the operations and cost of PSE’s customer service, generation, distribution and transmission;
•	The impact of acts of God, terrorism, flu pandemic or similar significant events;
•	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
•	Employee workforce factors including strikes, work stoppages, availability of qualified employees or the loss of a key executive;
•	The ability to obtain insurance coverage and the cost of such insurance;
•	The ability to maintain effective internal controls over financial reporting and operational processes;
•	Changes in Puget Energy’s or PSE’s credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy or PSE; and
•
Deteriorating values of the equity, fixed income and other markets, which could significantly impact the value of investments of PSE’s retirement plan, postretirement medical benefit plan trusts and the funding of obligations thereunder.

Any forward-looking statement speaks only as of the date on which such statement is made and except as required by law, Puget Energy and PSE undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  You are also advised to consult Item 1A-“Risk Factors” in the Company’s most recent annual report on Form 10-K.

PART I            FINANCIAL INFORMATION

Item 1.              Financial Statements
PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Operating revenues:
Electric	$449,658	$467,355
Gas	142,128	133,249
Other	840	5,558
Total operating revenues	592,626	606,162
Operating expenses:
Energy costs:
Purchased electricity	160,723	173,667
Electric generation fuel	77,164	64,899
Residential exchange	(19,271)	(170)
Purchased gas	72,463	70,125
Net unrealized (gain) loss on derivative instruments	(74,831)	3,516
Utility operations and maintenance	116,129	105,995
Non-utility expense and other	4,542	5,002
Merger related costs	--	1,271
Depreciation and amortization	83,454	77,678
Conservation amortization	12,836	13,832
Taxes other than income taxes	57,785	56,873
Total operating expenses	490,994	572,688
Operating income	101,632	33,474
Other income (deductions):
Other income	13,272	6,865
Other expense	(1,299)	(2,281)
Interest charges:
AFUDC	2,661	2,167
Interest expense	(72,930)	(50,730)
Income before income taxes	43,336	(10,505)
Income tax expense	18,829	(2,280)
Net income (loss)	$24,507	$(8,225)

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

	Successor	Predecessor
	February 6, 2009 - September 30, 2009	January 1, 2009 - February 5, 2009	Nine Months Ended September 30, 2008
Operating revenues:
Electric	$1,293,024	$213,618	$1,551,528
Gas	685,484	190,001	810,326
Other	4,597	94	7,646
Total operating revenues	1,983,105	403,713	2,369,500
Operating expenses:
Energy costs:
Purchased electricity	518,912	90,737	645,385
Electric generation fuel	131,163	11,961	144,599
Residential exchange	(60,063)	(12,542)	(20,475)
Purchased gas	403,741	120,925	484,038
Net unrealized (gain) loss on derivative instruments	(125,166)	3,867	1,240
Utility operations and maintenance	315,479	37,650	334,608
Non-utility expense and other	11,332	112	7,063
Merger related costs	2,731	44,324	8,320
Depreciation and amortization	220,382	26,742	229,366
Conservation amortization	39,803	7,592	42,723
Taxes other than income taxes	188,889	36,935	214,820
Total operating expenses	1,647,203	368,303	2,091,687
Operating income	335,902	35,410	277,813
Other income (deductions):
Other income	31,938	3,653	21,782
Other expense	(5,064)	(369)	(4,098)
Charitable foundation funding	(5,000)	--	--
Interest charges:
AFUDC	6,210	350	6,378
Interest expense	(189,458)	(17,291)	(150,322)
Income before income taxes	174,528	21,753	151,553
Income tax expense	54,391	8,997	46,310
Net income	$120,137	$12,756	$105,243

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Net income (loss)	$24,507	$(8,225)
Other comprehensive income:
Net unrealized loss on interest rate swaps during the period, net of tax of $(11,681) and $0, respectively	(21,694)	--
Reversal of net unrealized loss on interest rate swaps during the period, net of tax of $2,959 and $0, respectively	5,495	--
Unrealized gain from pension and postretirement plans, net of tax of $0 and $2,754, respectively	--	5,114
Net unrealized gain (loss) on energy derivative instruments during the period, net of tax of $16 and $(90,975), respectively	30	(168,954)
Reversal of net unrealized (gain)loss on energy derivative instruments settled during the period, net of tax of $6,699 and $(13,158), respectively	12,440	(24,436)
Amortization of financing cash flow hedge contracts to earnings, net of tax of $0 and $43, respectively	--	79
Other comprehensive (loss)	(3,729)	(188,197)
Comprehensive income (loss)	$20,778	$(196,422)

	Successor	Predecessor
	February 6, 2009 - September 30, 2009	January 1, 2009 - February 5, 2009	Nine Months Ended September 30, 2008
Net income	$120,137	$12,756	$105,243
Other comprehensive income:
Net unrealized loss on interest rate swaps during the period, net of tax of $(12,493), $0 and $0, respectively	(23,203)	--	--
Reversal of net unrealized loss on interest rate swaps during the period, net of tax of $7,178, $0 and $0, respectively	13,330	--	--
Unrealized gain (loss) from pension and postretirement plans, net of tax of $0, $170 and $(1,459), respectively	--	315	(2,709)
Net unrealized gain (loss) on energy derivative instruments during the period, net of tax of $(14,120), $(13,010) and $(4,808), respectively	(26,222)	(24,162)	(8,930)
Reversal of net unrealized (gain) loss on energy derivative instruments settled during the period, net of tax of $7,824, $2,428 and $(14,003), respectively	14,531	4,509	(26,005)
Amortization of financing cash flow hedge contracts to earnings, net of tax of $0, $15 and $128, respectively	--	26	238
Other comprehensive (loss)	(21,564)	(19,312)	(37,406)
Comprehensive income (loss)	$98,573	$(6,556)	$67,837

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	Successor	Predecessor
	September 30, 2009 (Unaudited)	December 31, 2008
Utility plant (at original cost, including construction work in progress of $456,162 and $255,214, respectively):
Electric plant	$4,604,816	$6,596,359
Gas plant	1,968,278	2,500,236
Common plant	294,867	550,368
Less: Accumulated depreciation and amortization	(196,661)	(3,358,816)
Net utility plant	6,671,300	6,288,147
Other property and investments:
Goodwill	1,656,513	--
Investment in Bonneville Exchange Power contract	27,331	29,976
Other property and investments	121,995	118,039
Total other property and investments	1,805,839	148,015
Current assets:
Cash	83,537	38,526
Restricted cash	18,083	18,889
Accounts receivable, net of allowance for doubtful accounts	210,414	203,563
Secured pledged accounts receivable	--	158,000
Unbilled revenues	100,690	248,649
Materials and supplies, at average cost	77,590	62,024
Fuel and gas inventory, at average cost	99,720	120,205
Unrealized gain on derivative instruments	17,946	15,618
Income tax	164,090	19,121
Prepaid expense and other	31,216	14,964
Power contract acquisition adjustment gain	159,156	--
Deferred income taxes	36,335	9,439
Total current assets	998,777	908,998
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	87,299	95,417
Regulatory asset for PURPA buyout costs	86,331	110,838
Power cost adjustment mechanism	3,168	3,126
Regulatory assets related to power contracts	240,478	--
Other regulatory assets	778,164	766,732
Unrealized gain on derivative instruments	28,673	6,712
Power contract acquisition adjustment gain	905,743	--
Other	123,021	40,421
Total other long-term and regulatory assets	2,252,877	1,023,246
Total assets	$11,728,793	$8,368,406

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES

	Successor	Predecessor
	September 30, 2009 (Unaudited)	December 31, 2008
Capitalization:
Common shareholders’ investment:
Common stock $0.01 par value, 250,000,000 shares authorized, 129,678,489 shares outstanding, respectively	$--	$1,297
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding, respectively	--	--
Additional paid-in capital	3,308,957	2,275,225
Earnings reinvested in the business	37,447	259,483
Accumulated other comprehensive loss, net of tax	(21,564)	(262,804)
Total shareholders’ equity	3,324,840	2,273,201
Redeemable securities and long-term debt:
Preferred stock subject to mandatory redemption	--	1,889
Junior subordinated notes	250,000	250,000
Long-term debt	3,789,109	2,270,860
Total redeemable securities and long-term debt	4,039,109	2,522,749
Total capitalization	7,363,949	4,795,950
Current liabilities:
Accounts payable	194,817	342,254
Short-term debt	--	964,700
Current maturities of long-term debt	240,000	158,000
Accrued expenses:
Purchased gas liability	70,351	8,892
Taxes	74,543	85,068
Salaries and wages	27,988	35,280
Interest	51,213	36,074
Unrealized loss on derivative instruments	230,128	236,866
Power contract acquisition adjustment loss	101,636	--
Other	199,568	117,222
Total current liabilities	1,190,244	1,984,356
Long-term liabilities and regulatory liabilities:
Deferred income taxes	1,072,666	749,766
Unrealized loss on derivative instruments	91,334	158,423
Regulatory liabilities	257,525	219,221
Regulatory liabilities related to power contracts	1,064,899	--
Power contracts acquisition adjustment loss	138,842	--
Other deferred credits	549,334	460,690
Total long-term liabilities and regulatory liabilities	3,174,600	1,588,100
Total capitalization and liabilities	$11,728,793	$8,368,406

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
 (Dollars in thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total Amount
Predecessor
Balance at December 31, 2008	129,678,489	$1,297	$2,275,225	$259,483	$(262,804)	$2,273,201
Net income	--	--	--	12,756	--	12,756
Common stock dividend declared	--	--	--	(38,188)	--	(38,188)
Common stock expense	--	--	(455)	--	--	(455)
Vesting of employee common stock	--	--	1,531	--	--	1,531
Other comprehensive loss	--	--	--	--	(19,312)	(19,312)
Balance at February 5, 2009	129,678,489	$1,297	$2,276,301	$234,051	$(282,116)	$2,229,533
Successor
Capitalization at merger	200	$--	$3,308,529	$--	$--	$3,308,529
Net income	--	--	--	120,137	--	120,137
Common stock dividend declared	--	--	--	(82,690)	--	(82,690)
Employee stock plan tax windfall	--	--	428	--	--	428
Other comprehensive loss	--	--	--	--	(21,564)	(21,564)
Balance at September 30, 2009	200	$--	$3,308,957	$37,447	$(21,564)	$3,324,840

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands, Unaudited)
	Successor	Predecessor
	February 6, 2009 - September 30, 2009	January 1, 2009 - February 5, 2009	Nine Months Ended September 30, 2008
Operating activities:
Net income	$120,137	$12,756	$105,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,382	26,742	229,366
Conservation amortization	39,803	7,592	42,723
Deferred income taxes and tax credits, net	203,757	(512)	71,729
Amortization of gas pipeline capacity assignment	(6,236)	(791)	(6,869)
Non cash return on regulatory assets	(6,390)	(800)	(7,427)
Net unrealized (loss) gain on derivative instruments	(125,166)	3,867	1,240
Mint Farm deferred costs	(11,297)	(3,443)	--
Pension funding	(18,000)	--	--
Change in residential exchange program	(634)	1,927	32,303
Derivative contracts classified as financing activities due to merger	349,695	--	--
Other	(7,975)	5,230	18,656
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	309,376	(31,332)	261,755
Materials and supplies	1,522	(3,388)	2,078
Fuel and gas inventory	(14,681)	7,605	(32,699)
Income taxes	(163,246)	18,277	14,278
Prepayments and other	(12,432)	(3,295)	(18,525)
Purchased gas receivable/payable	59,748	1,711	(61,673)
Accounts payable	(181,082)	(40,203)	(76,048)
Taxes payable	9,468	(3,340)	(25,940)
Accrued expenses and other	(39,599)	59,172	9,249
Net cash provided by operating activities	727,150	57,775	559,439
Investing activities:
Construction and capital expenditures - excluding equity AFUDC	(537,027)	(49,531)	(424,280)
Energy efficiency expenditures	(55,270)	(4,918)	(43,730)
Restricted cash	816	(10)	(14,164)
Other	14,035	959	(2,756)
Net cash used by investing activities	(577,446)	(53,500)	(484,930)
Financing activities:
Change in short-term debt and leases, net	(61,191)	(151,800)	320,999
Dividends paid	(120,878)	--	(97,257)
Long-term notes and bonds issued	400,211	250,000	--
Redemption of mandatorily preferred stock	--	(1,889)	--
Redemption of bonds and notes	(150,000)	--	(179,500)
Derivative contracts classified as financing activities due to merger	(349,695)	--	--
Issuance and redemption costs of bonds and other	(16,577)	7,133	(1,619)
Net cash (used) provided by financing activities	(298,130)	103,444	42,623
Net increase (decrease) in cash	(148,426)	107,719	117,132
Cash at beginning of year	231,963	38,526	40,797
Cash at end of period	$83,537	$146,245	$157,929
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$177,839	$1,239	$132,290
Cash payments (refunds) from income taxes	129	--	(42,392)
The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues:
Electric	$449,658	$467,355	$1,506,642	$1,551,528
Gas	142,128	133,249	875,485	810,326
Other	840	5,558	4,333	7,646
Total operating revenues	592,626	606,162	2,386,460	2,369,500
Operating expenses:
Energy costs:
Purchased electricity	160,867	173,667	610,034	645,385
Electric generation fuel	77,164	64,899	143,124	144,599
Residential exchange	(19,271)	(170)	(72,604)	(20,475)
Purchased gas	72,463	70,125	524,666	484,038
Net unrealized (gain) loss on derivative instruments	(27,144)	3,516	(34,734)	1,240
Utility operations and maintenance	116,129	105,995	353,129	334,608
Non-utility expense and other	2,282	4,977	5,677	6,690
Merger and related costs	--	--	23,908	--
Depreciation and amortization	83,500	77,678	247,246	229,366
Conservation amortization	12,836	13,832	47,395	42,723
Taxes other than income taxes	57,785	56,873	225,824	214,820
Total operating expenses	536,611	571,392	2,073,665	2,082,994
Operating income	56,015	34,770	312,795	286,506
Other income (deductions):
Other income	13,272	6,865	35,591	21,747
Other expense	(1,299)	(2,281)	(5,432)	(4,098)
Interest charges:
AFUDC	2,661	2,167	6,560	6,378
Interest expense	(52,900)	(50,730)	(155,904)	(150,322)
Interest expense on Puget Energy note	(66)	(187)	(207)	(633)
Income (loss) before income taxes	17,683	(9,396)	193,403	159,578
Income tax (benefit) expense	9,841	(2,120)	56,806	46,840
Net income (loss)	$7,842	$(7,276)	$136,597	$112,738

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$7,842	$(7,276)	$136,597	$112,738
Other comprehensive income:
Unrealized gain (loss) from pension and postretirement plans, net of tax of $516, $2,754, $284 and $(1,459), respectively	958	5,114	527	(2,709)
Net unrealized gain (loss) on energy derivative instruments during the period, net of tax of $167, $(90,975), $(33,542) and $(4,808), respectively	310	(168,954)	(62,293)	(8,930)
Reclassification of net unrealized (gain) loss on energy derivative instruments settled during the period, net of tax of $22,516, $(13,158), $34,454 and $(14,003), respectively	41,815	(24,436)	63,985	(26,005)
Amortization of financing cash flow hedge contracts to earnings, net of tax of $43, $43, $128 and $128, respectively	79	79	238	238
Other comprehensive income (loss)	43,162	(188,197)	2,457	(37,406)
Comprehensive income (loss)	$51,004	$(195,473)	$139,054	$75,332

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	September 30, 2009 (Unaudited)	December 31, 2008
Utility plant: (at original cost, including construction work in progress of $456,162 and $255,214, respectively)
Electric plant	$6,974,529	$6,596,359
Gas plant	2,632,523	2,500,236
Common plant	596,870	550,368
Less: Accumulated depreciation and amortization	(3,567,372)	(3,358,816)
Net utility plant	6,636,550	6,288,147
Other property and investments:
Investment in Bonneville Exchange Power contract	27,331	29,976
Other property and investments	117,265	118,039
Total other property and investments	144,596	148,015
Current assets:
Cash	83,506	38,470
Restricted cash	18,083	18,889
Accounts receivable, net of allowance for doubtful accounts	210,487	207,776
Secured pledged accounts receivable	--	158,000
Unbilled revenues	100,690	248,649
Materials and supplies, at average cost	65,950	62,024
Fuel and gas inventory, at average cost	107,070	120,205
Unrealized gain on derivative instruments	17,946	15,618
Income taxes	134,561	17,317
Prepaid expenses and other	30,243	14,420
Deferred income taxes	21,346	9,439
Total current assets	789,882	910,807
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	87,299	95,417
Regulatory asset for PURPA buyout costs	86,331	110,838
Power cost adjustment mechanism	3,168	3,126
Other regulatory assets	674,180	766,732
Unrealized gain on derivative instruments	16,531	6,712
Other	137,878	40,365
Total other long-term and regulatory assets	1,005,387	1,023,190
Total assets	$8,576,415	$8,370,159

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES

	September 30, 2009 (Unaudited)	December 31, 2008
Capitalization:
Common shareholder’s investment:
Common stock ($10 stated value) - 150,000,000 shares authorized, 85,903,791 shares outstanding	$--	$859,038
Common stock ($0.01 par value) - 150,000,000 shares authorized, 85,903,791 shares outstanding	859	--
Additional paid-in capital	2,959,205	1,296,005
Earnings reinvested in the business	326,403	356,947
Accumulated other comprehensive loss, net of tax	(260,347)	(262,804)
Total shareholder’s equity	3,026,120	2,249,186
Redeemable securities and long-term debt:
Preferred stock subject to mandatory redemption	--	1,889
Junior subordinated notes	250,000	250,000
Long-term debt	2,638,860	2,270,860
Total redeemable securities and long-term debt	2,888,860	2,522,749
Total capitalization	5,914,980	4,771,935
Current liabilities:
Accounts payable	194,756	341,255
Short-term debt	--	964,700
Short-term note owed to parent	22,898	26,053
Current maturities of long-term debt	240,000	158,000
Accrued expenses:
Purchased gas liability	70,351	8,892
Taxes	74,543	85,068
Salaries and wages	27,988	35,280
Interest	47,419	36,112
Unrealized loss on derivative instruments	175,822	236,866
Other	107,494	117,223
Total current liabilities	961,271	2,009,449
Long-term liabilities and regulatory liabilities:
Deferred income taxes	930,145	750,440
Unrealized loss on derivative instruments	91,334	158,423
Regulatory liabilities	244,038	219,221
Other deferred credits	434,647	460,691
Total long-term liabilities and regulatory liabilities	1,700,164	1,588,775
Total capitalization and liabilities	$8,576,415	$8,370,159

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
 (Dollars in thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
For Nine Months Ended September 30, 2009	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total Amount
Balance at December 31, 2008	85,903,791	$859,038	$1,296,005	$356,947	$(262,804)	$2,249,186
Net income	--	--	--	136,597	--	136,597
Common stock dividend declared	--	--	--	(167,141)	--	(167,141)
Change in par value	--	(858,179)	858,179	--	--	--
Other comprehensive income	--	--	--	--	2,457	2,457
Investment from Parent	--	--	805,283	--	--	805,283
Employee common stock award transferred to liability award	--	--	(690)	--	--	(690)
Tax windfall	--	--	428	--	--	428
Balance at September 30, 2009	85,903,791	$859	$2,959,205	$326,403	$(260,347)	$3,026,120

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$136,597	$112,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247,246	229,366
Conservation amortization	47,395	42,723
Deferred income taxes and tax credits, net	174,580	69,182
Amortization of gas pipeline capacity assignment	(7,027)	(6,869)
Non cash return on regulatory assets	(7,189)	(7,427)
Net unrealized loss on derivative instruments	(34,734)	1,240
Mint Farm deferred costs	(14,740)	--
Pension funding	(18,000)	--
Change in residential exchange program	1,292	32,303
Other	(12,041)	28,286
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	282,184	258,487
Materials and supplies	(3,926)	2,078
Fuel and gas inventory	13,135	(32,699)
Income taxes	(117,243)	14,820
Prepayments and other	(15,824)	(18,525)
Purchased gas receivable/payable	61,459	(61,673)
Accounts payable	(131,274)	(76,727)
Taxes payable	(10,099)	(25,940)
Accrued expenses and other	2,341	9,236
Net cash provided by operating activities	594,132	570,599
Investing activities:
Construction expenditures - excluding equity AFUDC	(586,558)	(424,280)
Energy efficiency expenditures	(60,188)	(43,730)
Restricted cash	806	(18,159)
Other	14,994	(2,756)
Net cash used by investing activities	(630,946)	(488,925)
Financing activities:
Change in short-term debt, net	(212,991)	320,999
Dividends paid	(167,141)	(113,421)
Loan from (payment to) parent	(3,156)	8,962
Long term bond issued	600,000	--
Redemption of trust preferred stock	(1,889)	--
Redemption of bonds and notes	(150,000)	(179,500)
Investment from parent	25,960	--
Issuance cost of bonds and other	(8,933)	(1,614)
Net cash used by financing activities	81,850	35,426
Net increase in cash	45,036	117,100
Cash at beginning of year	38,470	40,773
Cash at end of period	$83,506	$157,873
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$132,277	$132,290
Cash refunds from income taxes	129	(39,730)

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Consolidation Policy

Basis of Presentation
Puget Energy, Inc. (Puget Energy) is an energy services holding company that owns Puget Sound Energy, Inc. (PSE).  PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering 6,000 square miles, primarily in the Puget Sound region.  On February 6, 2009, Puget Holdings LLC (Puget Holdings), a consortium of long-term infrastructure investors, completed its merger with Puget Energy.  As a result of the merger, Puget Energy is a direct wholly owned subsidiary of Puget Equico LLC (Puget Equico), which is an indirect wholly owned subsidiary of Puget Holdings.  Puget Energy’s basis of accounting incorporates the application of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, “Business Combinations” (ASC 805) as of the date of the merger.  ASC 805 requires the acquirer to recognize and measure identifiable assets acquired and liabilities assumed at fair value as of the merger date.  The financial statements and accompanying footnotes have been segregated to present pre-merger activity as the “Predecessor” Company and post-merger activity as the “Successor” Company.
The consolidated financial statements of Puget Energy reflect the accounts of Puget Energy and its subsidiary, PSE.  PSE’s consolidated financial statements include the accounts of PSE and its subsidiaries.  The consolidated financial statements are presented after elimination of all significant intercompany items and transactions.  PSE’s basis of accounting will continue to be on a historical basis and PSE’s financial statements will not include any ASC 805 purchase accounting adjustments.
The consolidated financial statements contained in this Form 10-Q are unaudited.  In the respective opinions of the management of Puget Energy and PSE, all adjustments necessary for a fair statement of the results for the interim periods have been reflected and were of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the audited financial statements (and the Combined Notes thereto) included in the combined Puget Energy and PSE Annual Report on Form 10-K for the year ended December 31, 2008.
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
PSE collected Washington State excise taxes (which are a component of general retail rates) and municipal taxes of $43.0 million and $182.6 million for the three and nine months ended September 30, 2009, respectively, and $42.4 million and $172.3 million for the three and nine months ended September 30, 2008, respectively.  The Company’s policy is to report such taxes on a gross basis in operating revenues and taxes other than income taxes in the accompanying consolidated statements of income.

(2)	Business Combinations (Puget Energy Only)

On February 6, 2009, Puget Holdings completed its merger with Puget Energy.  As a result of the merger, Puget Energy is the direct wholly owned subsidiary of Puget Equico, which is an indirect wholly owned subsidiary of Puget Holdings.  After the merger, Puget Energy has 1,000 shares authorized, of which 200 shares have been issued at a par value of $0.01 per share.
At the time of the merger, each issued and outstanding share of common stock of Puget Energy, other than any shares owned by consortium members, were cancelled and converted automatically into the right to receive $30.00 in cash, without interest.  The fair value of consideration transferred was $3.9 billion, including funding by Puget Holdings of $3.0 billion, debt of $0.6 billion issued by Puget Energy and $0.3 billion that was the result of the stepped-up basis of the investors’ previously owned shares.
The table below is the consolidated statement of fair value of assets acquired and accrued liabilities assumed as of February 6, 2009 measured in accordance with ASC 805.  Revisions to the original purchase price may be made until February 6, 2010, which is one year from the date of purchase.

(Dollars in Thousands)	Amount
Net utility plant	$6,346,032
Other property and investments	151,913
Goodwill	1,656,513
Current assets	1,185,397
Long-term and regulatory assets	2,497,355
Long-term debt	2,490,544
Current liabilities	2,173,079
Long-term liabilities	3,283,893

The following tables present the fair value adjustments to Puget Energy’s balance sheet and recognition of goodwill in accordance with ASC 805:

ASSETS
(Dollars in Thousands)	February 6, 2009 (Unaudited)
Utility plant:
Electric plant	$(2,367,756)
Gas plant	(666,278)
Common plant	(302,015)
Less: Accumulated depreciation and amortization	3,381,095
Net utility plant	45,046
Other property and investments:
Goodwill	1,656,513
Non-utility property	4,250
Total other property and investments	1,660,763
Current assets:
Materials and supplies, at average cost	13,700
Fuel and gas inventory, at average cost	(27,561)
Unrealized gain on derivative instruments	3,765
Power contract fair value gain	123,975
Deferred income taxes	28,716
Total current assets	142,595
Other long-term and regulatory assets:
Other regulatory assets	145,711
Unrealized gain on derivative instruments	1,359
Regulatory asset related to power contracts	317,800
Power contract fair value gain	1,016,225
Other	(17,072)
Total other long-term and regulatory assets	1,464,023
Total assets	$3,312,427

CAPITALIZATION AND LIABILITIES

(Dollars in Thousands)	February 6, 2009 (Unaudited)
Capitalization:
Total shareholders’ equity	$1,660,160
Redeemable securities and long-term debt:
Long-term debt	(280,315)
Total redeemable securities and long-term debt	(280,315)
Total capitalization	1,379,845
Current liabilities:
Unrealized loss on derivative instruments	84,603
Current portion of deferred income taxes	171
Power contract fair value loss	118,167
Other	42,679
Total current liabilities	245,620
Long-term liabilities and regulatory liabilities:
Deferred income taxes	157,038
Unrealized loss on derivative instruments	50,979
Regulatory liabilities	17,417
Regulatory liabilities related to power contracts	1,140,200
Power contract fair value loss	199,633
Other deferred credits	121,695
Total long-term liabilities and regulatory liabilities	1,686,962
Total capitalization and liabilities	$3,312,427

The carrying values of net utility plant and the majority of regulatory assets and liabilities were determined to be stated at fair value at the acquisition date considering that assets valued are subject to regulation by the Washington Utilities and Transportation Commission (Washington Commission) and the Federal Energy Regulatory Commission (FERC) and a market participant would not be expected to recover any more or less than the carrying value of the assets.  ASC 805 requires that the beginning balance of fixed depreciable assets be shown net, with no accumulated amortization recorded, at the date of acquisition, consistent with fresh start accounting.
Other property and investments includes the carrying value of the investments in PSE subsidiaries and other non-utility assets adjusted to fair value based on a combination of the income approach, the market based approach and the cost approach.
The fair values of materials and supplies, which included emission allowances, renewable energy credits and carbon financial instruments, were established using a variety of approaches to estimate the market price.  The carrying value of fuel inventory was adjusted to its fair value by applying market cost at the date of acquisition.
Energy derivative contracts were reassessed and revalued at the merger date based on forward market prices and forecasted energy requirements.
The fair value assigned to the power contracts was determined using an income approach comparing the contract rate to the market rate over the remaining period of the contracts.  The fair value of the power contracts will be amortized as the contracts settle.
Other regulatory assets include service contracts which were valued using the income approach comparing the contract rate to the market rate over the remaining period of the contract.
The fair value of leases was determined using the income approach which calculated the favorable/unfavorable leasehold interests as the net present value of the difference between the contract lease rent and market lease rent over the remaining terms of the contracted lease obligation.
The fair value assigned to long-term debt was determined using two different methodologies.  For those securities which were actively traded by a third party pricing service, the best indication of fair value was assumed to be the third party’s quoted price.  For those securities for which the third party did not provide regular pricing, the fair value of the debt was estimated by forecasting out all coupon and principal payments and discounting them to the present value at an approximated discount rate.
The merger also triggered a new basis of accounting for Puget Energy for the postretirement benefit plans sponsored by PSE under ASC 805 which required remeasuring plan liabilities without the five year smoothing of market-related asset gains and losses.
Puget Energy recognized approximately $1.7 billion in goodwill, which will not be deductible for tax purposes and is reflected on Puget Energy’s consolidated balance sheet as of September 30, 2009.  The goodwill represents the potential long-term return of Puget Energy to the investors.  Goodwill will be tested at least annually for impairment, with any impairment charged to earnings.  Puget Energy will complete its first annual goodwill impairment review as of October 1 in the fourth quarter of 2009.  Goodwill will be tested for impairment annually using a two step process in accordance with ASC 350, “Intangibles – Goodwill and Other” (ASC 350).  The first step compares the carrying amount of the reporting unit with its fair value, with a carrying value higher than fair value indicating potential impairment.  If the first step test fails, the second step is performed.  This entails a full valuation of Puget Energy’s assets and liabilities and comparing the valuation to the carrying amount, with the difference indicating the amount of impairment.  Goodwill of a reporting unit shall be tested for impairment on an interim basis if an event occurs or circumstances change that would cause the fair value of a reporting unit to fall below its carrying amount.
During the first nine months of 2009, Puget Energy incurred pre-tax merger expenses of $47.1 million primarily related to legal fees, transaction advisory services, new credit facility fees, change of control provisions and real estate excise tax.  Puget Energy’s merger costs for the first nine months of 2009 will not be indicative for periods following the acquisition.
One day prior to the merger, PSE defeased its preferred stock in the amount of $1.9 million.  In conjunction with the merger on February 6, 2009, Puget Energy contributed $805.3 million in capital to PSE, of which $779.3 million was used to pay off short-term debt owed by PSE, including $188.0 million in short-term debt outstanding through the PSE Funding accounts receivable securitization program that was terminated upon closing of the merger.  An additional $26.0 million of the capital contribution was used to pay change in control costs associated with the merger.

(3)	Income Taxes (Puget Energy Only)

As a result of the ASC 805 purchase accounting adjustments, Puget Energy is including the following information related to its income taxes.  The details of income taxes for the three months ended September 30, 2009 as compared to the same period in 2008 are as follows:
	Successor	Predecessor
(Dollars in Thousands)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Charged to operating expense:
Current:
Federal	$(118,192)	$(35,163)
State	104	(25)
Deferred – federal	136,917	32,908
Total income taxes	$18,829	$(2,280)

The details of income taxes for the nine months ended September 30, 2009 as compared to the same period in 2008 are as follows:

(Dollars in Thousands)	Successor February 6, 2009 - September 30, 2009	Predecessor January 1, 2009 - February 5, 2009	Predecessor Nine Months Ended September 30, 2008
Charged to operating expense:
Current:
Federal	$(157,450)	$10,185	$(26,099)
State	(633)	87	(78)
Deferred - federal	212,474	(1,275)	72,487
Total income taxes	$54,391	$8,997	$46,310

Puget Energy’s deferred tax liability at September 30, 2009 and December 31, 2008 is composed of amounts related to the following types of temporary differences:

	Successor	Predecessor
(Dollars in Thousands)	September 30, 2009	December 31, 2008
Utility plant and equipment	$1,004,175	$746,486
Regulatory asset for income taxes	87,299	95,417
Storm damage	38,316	42,037
Pensions and other compensation	24,916	(62,837)
Other deferred tax liabilities	65,061	47,963
Subtotal deferred tax liabilities	1,219,767	869,066
Fair value of derivative instruments	6,669	(69,259)
Other deferred tax assets	(190,105)	(59,480)
Subtotal deferred tax assets	(183,436)	(128,739)
Total	$1,036,331	$740,327

The above amounts have been classified in the Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 as follows:

	Successor	Predecessor
(Dollars in Thousands)	September 30, 2009	December 31, 2008
Current deferred taxes	$(36,335)	$(9,439)
Non-current deferred taxes	1,072,666	749,766
Total	$1,036,331	$740,327

Puget Energy calculates its deferred tax assets and liabilities under ASC 740, “Income Taxes” (ASC 740).  ASC 740 requires recording deferred tax balances, at the currently enacted tax rate, on assets and liabilities that are reported differently for income tax purposes than for financial reporting purposes.  For ratemaking purposes, deferred taxes are not provided for certain temporary differences.  PSE has established a regulatory asset for income taxes recoverable through future rates related to those temporary differences for which no deferred taxes have been provided, based on prior and expected future ratemaking treatment.
Puget Energy accounts for uncertain tax positions under ASC 740 which requires the use of a two-step approach for recognizing and measuring tax positions taken or expected to be taken in a tax return.  First, a tax position should only be recognized when it is more likely than not, based on technical merits, that the position will be sustained upon examination by the taxing authority.  Second, a tax position that meets the recognition threshold should be measured at the largest amount that has a greater than 50% likelihood of being sustained.
At September 30, 2009 and December 31, 2008, Puget Energy had no material unrecognized tax benefits.  As a result, no interest or penalties were accrued for unrecognized tax benefits during the year.
For ASC 740 purposes, Puget Energy has open tax years from 2006 through 2009.  Puget Energy classifies interest as interest expense and penalties as other expense in the financial statements.

(4)	Accounting for Derivative Instruments and Hedging Activities

As a result of the merger, Puget Energy reassessed and revalued its derivative contracts that were designated on PSE’s books as Normal Purchase Normal Sale (NPNS) or cash flow hedges and met the criteria defined in ASC 815, “Derivatives and Hedging” (ASC 815).  The fair value of the reassessed contracts was recorded as either assets or liabilities with an offset to goodwill.  As a result, the amount recorded in accumulated other comprehensive income at the time of the merger was reflected as goodwill.
ASC 815 requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value.  The Company enters into contracts to manage its energy resource portfolio and interest rate exposure including forward physical and financial contracts, option contracts and swaps.  The majority of PSE’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria.  Generally, NPNS applies to contracts with creditworthy counterparties, for which physical delivery is probable and in quantities that will be used in the normal course of business.  Power purchases designated as NPNS must meet additional criteria if the transaction is within PSE’s forecasted load requirements and if the counterparty owns or controls energy resources within the western region to allow for physical delivery of the energy.  PSE may enter into financial fixed contracts to hedge the variability of certain NPNS contracts.  Those contracts that do not meet the NPNS exception or cash flow hedge criteria are marked-to-market to current earnings in the income statement, subject to deferral under ASC 980, “Regulated Operations” (ASC 980), for energy related derivatives due to the Power Cost Adjustment (PCA) mechanism and Purchased Gas Adjustment (PGA) mechanism.
On July 1, 2009, the Company elected to de-designate its energy derivative contracts that previously had been determined to meet the requirements of cash flow hedges with the primary goal being to simplify its financial reporting.  The contracts that were de-designated related to physical electric supply contracts and natural gas swap contracts to fix the price of natural gas for electric generation.  For these contracts, if the contract was probable of delivery, the amount in other comprehensive income (OCI) was locked and all future mark-to-market accounting will impact earnings.  The amount in OCI will be transferred to earnings when the contracts settle.  If delivery of the contract is no longer probable of occurring, the locked OCI will be transferred to earnings upon such determination.  As a result, the Company will likely experience earnings volatility in future periods.
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
If it is determined that it is uneconomical to operate PSE’s controlled electric generating facilities in the future period, the fuel supply cash flow hedge relationship is terminated and the hedge is de-designated which results in recognition of future changes in value in the income statements.  As these contracts are settled, amounts previously deferred in OCI are recognized as energy costs and are included as part of the PCA mechanism.
ASC 815 requires disclosures about a company’s derivative activities and how the related hedged items affect a company’s financial position, financial performance and cash flows.  To meet the objectives, ASC 815 requires qualitative disclosures about the Company’s fair value amounts of gains and losses associated with derivative instruments, as well as disclosures about credit risk related contingent features in derivative agreements.
The following tables present the fair values and locations of Puget Energy’s derivative instruments recorded on the balance sheet at September 30, 2009 and December 31, 2008:

Derivatives Designated as Hedging Instruments
	Puget Energy Successor at September 30, 2009		Puget Energy Predecessor at December 31, 2008
(Dollars in Millions)	Asset Derivatives 1	Liability Derivatives 2	Asset Derivatives 1	Liability Derivatives 2
Interest rate swaps:
Current	$ --	$ 27.3	$ --	$ --
Long-term	12.1	--	--	--
Electric portfolio:
Current	--	--	0.1	85.3
Long-term	--	--	0.4	93.1
Total derivatives	$ 12.1	$ 27.3	$ 0.5	$ 178.4
____________
1	Balance sheet location: Unrealized gain on derivative instruments.
2	Balance sheet location: Unrealized loss on derivative instruments.

Derivatives Not Designated as Hedging Instruments
	Puget Energy Successor at September 30, 2009		Puget Energy Predecessor at December 31, 2008
(Dollars in Millions)	Asset Derivatives 1	Liability Derivatives 2	Asset Derivatives 1	Liability Derivatives 2
Electric portfolio:
Current	$ 3.1	$ 116.1	$ 0.3	$ 5.3
Long-term	6.1	68.5	0.1	3.0
Gas portfolio 3:
Current	14.8	86.7	15.2	146.3
Long-term	10.4	22.9	6.2	62.3
Total derivatives	$ 34.4	$ 294.2	$ 21.8	$ 216.9
____________
1	Balance sheet location: Unrealized gain on derivative instruments.
2	Balance sheet location: Unrealized loss on derivative instruments.
3
Puget Energy had a derivative liability and an offsetting regulatory asset of $84.3 million at September 30, 2009 and $187.2 million at December 31, 2008 related to financial contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.  All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980 due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism.  As the gains and losses on the hedges are realized in future periods, they will be recorded as gas costs under the PGA mechanism.

The following tables present the fair values and locations of PSE’s derivative instruments recorded on the balance sheet at September 30, 2009 and December 31, 2008:

Derivatives Designated as Hedging Instruments
	Puget Sound Energy at September 30, 2009		Puget Sound Energy at December 31, 2008
(Dollars in Millions)	Asset Derivatives 1	Liability Derivatives 2	Asset Derivatives 1	Liability Derivatives 2
Electric portfolio:
Current	$ --	$ --	$ 0.1	$ 85.3
Long-term	--	--	0.4	93.1
Total derivatives	$ --	$ --	$ 0.5	$ 178.4
____________
1	Balance sheet location: Unrealized gain on derivative instruments.
2	Balance sheet location: Unrealized loss on derivative instruments.

Derivatives Not Designated as Hedging Instruments
	Puget Sound Energy at September 30, 2009		Puget Sound Energy at December 31, 2008
(Dollars in Millions)	Asset Derivatives 1	Liability Derivatives 2	Asset Derivatives 1	Liability Derivatives 2
Electric portfolio:
Current	$ 3.1	$ 89.1	$ 0.3	$ 5.3
Long-term	6.1	68.5	0.1	3.0
Gas portfolio: 3
Current	14.8	86.7	15.2	146.3
Long-term	10.4	22.8	6.2	62.3
Total derivatives	$ 34.4	$ 267.1	$ 21.8	$ 216.9
____________
1	Balance sheet location: Unrealized gain on derivative instruments.
2	Balance sheet location: Unrealized loss on derivative instruments.
3
Puget Energy had a derivative liability and an offsetting regulatory asset of $84.3 million at September 30, 2009 and $187.2 million at December 31, 2008 related to financial contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.  All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980 due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism.  As the gains and losses on the hedges are realized in future periods, they will be recorded as gas costs under the PGA mechanism.

The following table presents the effect of hedging instruments on Puget Energy’s OCI and income for the three months ended September 30, 2009:

Puget Energy (Dollars in Millions) Successor Three Months Ended September 30, 2009	Amount of Gain/(Loss) Recognized in OCI on Derivatives	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 1	Effective Portion 2		Ineffective Portion and Amount Excluded from Effectiveness Testing 2, 3
Interest rate contracts:	$ (21.7)	Interest expense	$ 8.4		$ --
Commodity contracts: Electric derivatives	--	Electric generation fuel	18.4	Net unrealized gain on derivative instruments	--
Electric derivatives	--	Purchased electricity	0.7	Net unrealized gain on derivative instruments	--
Total	$ (21.7)		$ 27.5		$ --
____________
1	Changes in OCI are reported in after tax dollars.
2	A reclassification of a loss in OCI increases Accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.
3	Ineffective portion of long-term power supply contracts that are designated as cash flow hedges.

The following tables present the effect of hedging instruments on Puget Energy’s OCI and income for the nine months ended September 30, 2009:

Puget Energy (Dollars in Millions) Successor February 6, 2009 - September 30, 2009	Amount of Gain/(Loss) Recognized in OCI on Derivatives	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 1	Effective Portion 2		Ineffective Portion and Amount Excluded from Effectiveness Testing 2, 3
Interest rate contracts:	$ (23.2)	Interest expense	$ 20.5		$ --
Commodity contracts: Electric derivatives	(19.9)	Electric generation fuel	20.0	Net unrealized gain on derivative instruments	0.3
Electric derivatives	(6.3)	Purchased electricity	2.3	Net unrealized loss on derivative instruments	(2.9)
Total	$ (49.4)		$ 42.8		$ (2.6)

Puget Energy (Dollars in Millions) Predecessor January 1, 2009 - February 5, 2009	Amount of Gain/(Loss) Recognized in OCI on Derivatives	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 1,4	Effective Portion 2		Ineffective Portion and Amount Excluded from Effectiveness Testing 2, 3
Interest rate contracts:	$ --	Interest expense	$ --		$ --
Commodity contracts: Electric derivatives	(20.8)	Electric generation fuel	5.0	Net unrealized loss on derivative instruments	--
Electric derivatives	(3.4)	Purchased electricity	1.9	Net unrealized loss on derivative instruments	(1.0)
Gas derivatives	--	Purchased gas	--	Net unrealized loss on derivative instruments	--
Total	$ (24.2)		$ 6.9		$ (1.0)
____________
1	Changes in OCI are reported in after tax dollars.
2	Losses are reported in pre-tax dollars.
3	Ineffective portion of long-term power supply contracts that are designated as cash flow hedges.
4
The balances associated with the components of accumulated OCI (loss) on Predecessor basis were eliminated as a result of push-down accounting effective February 6, 2009, when the Successor period began.

The following table presents the effect of hedging instruments on PSE’s OCI and income for the three months ended September 30, 2009:

Puget Sound Energy (Dollars in Millions) Three Months Ended September 30, 2009	Amount of Gain/(Loss) Recognized in OCI on Derivatives	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 1	Effective Portion 2		Ineffective Portion and Amount Excluded from Effectiveness Testing 2, 3
Commodity contracts: Electric derivatives	$ 0.4	Electric generation fuel	$ 58.5	Net unrealized gain on derivative instruments	$ --
Electric derivatives	(0.1)	Purchased electricity	5.8	Net unrealized gain on derivative instruments	--
Total	$ 0.3		$ 64.3		$ --
____________
1	Changes in OCI are reported in after tax dollars.
2	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.
3	Ineffective portion of long-term power supply contracts that are designated as cash flow hedges.

The following table presents the effect of hedging instruments on PSE’s OCI and income for the nine months ended September 30, 2009:

Puget Sound Energy (Dollars in Millions) Nine Months Ended September 30, 2009	Amount of Gain/(Loss) Recognized in OCI on Derivatives	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 1	Effective Portion 2		Ineffective Portion and Amount Excluded from Effectiveness Testing 2, 3
Interest rate contracts:	$ --	Interest expense	$ 0.2		$ --
Commodity contracts: Electric derivatives	(51.1)	Electric generation fuel	77.9	Net unrealized gain on derivative instruments	--
Electric derivatives	(11.2)	Purchased electricity	20.4	Net unrealized loss on derivative instruments	(2.7)
Total	$ (62.3)		$ 98.5		$ (2.7)
____________
1	Changes in OCI are reported in after tax dollars.
2	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.
3	Ineffective portion of long-term power supply contracts that are designated as cash flow hedges.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings.  PSE expects that $65.3 million of losses in OCI will be reclassified into earnings within the next 12 months.  Puget Energy expects that $12.7 million of losses in OCI will be reclassified into earnings within the next 12 months.  The maximum length of time over which Puget Energy and PSE are hedging their exposure to the variability in future cash flows extends to October 2016 for the physical electric contracts and to August 2012 for electric generation fuel financial contracts.

The following tables present the effect of Puget Energy’s derivatives not designated as hedging instruments on income during the three months and nine months ended September 30, 2009, respectively:

Puget Energy (Dollars in Millions) Successor Three Months Ended September 30, 2009	Location of Gain/(Loss) in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Commodity contracts: Electric derivatives	Net unrealized gain on derivative instruments	$ 76.4 1
	Electric generation fuel	45.9
	Purchased electricity	6.7
Total		$ 129.0
     ______________
1
Differs from the amount stated in the income statement as it does not include $(1.6) million amortization expense related to energy contracts that were elected as NPNS contracts with a non-zero fair value upon election.

Puget Energy (Dollars in Millions)	Location of Gain/(Loss) in Income on Derivatives	Successor February 6, 2009 - September 30, 2009 Amount of Gain/(Loss) Recognized in Income on Derivatives	Predecessor January 1, 2009 - February 5, 2009 Amount of Gain/(Loss) Recognized in Income on Derivatives
Commodity contracts: Electric derivatives	Net unrealized gain on derivative instruments	$ 100.5 1	$ (2.9)
	Electric generation fuel	50.9	(0.9)
	Purchased electricity	18.1	(0.1)
Total		$ 169.5	$ (3.9)
____________
1
Differs from the amount stated in the income statement as it does not include $34.2 million of NPNS amortization expense as well as the first quarter credit reserve adjustment of $(11.6) million and prior quarter ineffectiveness of $2.1 million measured in prior designated hedging relationships.

The following table presents the effect of PSE’s derivatives not designated as hedging instruments on income during the three months and nine months ended September 30, 2009, respectively:

Puget Sound Energy (Dollars in Millions)	Location of Gain/(Loss) in Income on Derivatives	Three Months Ended September 30, 2009 Amount of Gain/(Loss) Recognized in Income on Derivatives	Nine Months Ended September 30, 2009 Amount of Gain/(Loss) Recognized in Income on Derivatives
Commodity contracts: Electric derivatives	Net unrealized loss on derivative instruments	$ 27.1	$ 37.4
	Electric generation fuel	45.9	57.9
	Purchased electricity	6.7	7.3
Total		$ 79.7	$ 102.6

Puget Energy had the following outstanding commodity contracts as of September 30, 2009:

Puget Energy Nine Months Ended September 30, 2009	Number of Units
Derivatives designated as hedging instruments:
Interest rate swaps	$ 1.483 Billion USD
Derivatives not designated as hedging instruments:
Gas derivatives 1	206,655,550 MMBtus
Electric generation fuel	78,351,000 MMBtus
Purchased electricity	5,633,000 MWh
________________
1	Gas derivatives are deferred in accordance with ASC 980.

PSE had the following outstanding commodity contracts as of September 30, 2009:

Puget Sound Energy Nine Months Ended September 30, 2009	Number of Units
Derivatives not designated as hedging instruments:
Gas derivatives 1	206,655,550 MMBtus
Electric generation fuel	78,351,000 MMBtus
Purchased electricity	4,847,900 MWh
________________
1	Gas derivatives are deferred in accordance with ASC 980.

PSE is exposed to credit risk primarily through buying and selling electricity and natural gas to serve its customers.  Credit risk is the potential loss resulting from a counterparty’s non-performance under an agreement.  PSE manages credit risk with policies and procedures for, among other things, counterparty analysis, exposure measurement, exposure monitoring and exposure mitigation.
PSE monitors counterparties that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies, or have changes in ownership.  Where deemed appropriate, PSE may request collateral or other security from its counterparties to mitigate potential credit default losses.  Criterion employed in this decision includes, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.
It is possible that volatility in energy commodity prices could cause PSE to have material credit risk exposures with one or more counterparties.  If such counterparties fail to perform their obligations under one or more agreements, PSE could suffer a material financial loss.  However, as of September 30, 2009, approximately 99.9% of PSE’s energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies and 0.1% are either rated below investment grade or are not rated by rating agencies.  PSE assesses credit risk internally for counterparties that are not rated.
PSE generally enters into the following master agreements: (1) Western Systems Power Pool agreements (WSPP) – standardized power sales contract in the electric industry; (2) International Swaps and Derivatives Association agreements; (ISDA) – standardized financial gas and electric contracts; and (3) North American Energy Standards Board agreements (NAESB) – standardized physical gas contracts.  PSE believes that entering into such agreements reduces credit risk exposure because such agreements provide for the netting and set-off of monthly payments and, in the event of counterparty default, termination payments.
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
PSE applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  Moreover, PSE applies its own default factor to compute credit reserves for counterparties in a net liability position.  Credit reserves are booked as contra accounts to unrealized gain (loss) positions. As of September 30, 2009, PSE was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the year.  The majority of PSE’s derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council (WECC).

PSE enters into energy contracts with various credit risk related contingent features, which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in a net liability position.
The table below presents the fair value of the overall contractual contingent liability positions for Puget Energy’s derivative activity at September 30, 2009:

Puget Energy Contingent Feature (Dollars in Millions)	Fair Value 3 Liability	Posted Collateral	Contingent Collateral
Credit rating 1	$ (63.0)	$ --	$ 63.0
Forward value of contract 2	(25.7)	20.0	--
Total	$ (88.7)	$ 20.0	$ 63.0
_________________
1	PSE is required to maintain an investment grade credit rating from each of the major credit rating agencies.
2	Collateral requirements may vary, based on changes in forward value of underlying transactions.
3
Represents derivative fair values of contracts with contingent features for counterparties in net derivative liability positions at September 30, 2009.  Excludes NPNS, accounts payable and accounts receivable activity.

The table below presents the fair value of the overall contractual contingent liability positions for PSE’s derivative activity at September 30, 2009

Puget Sound Energy Contingent Feature (Dollars in Millions)	Fair Value 3 Liability	Posted Collateral	Contingent Collateral
Credit rating 1	$ (36.0)	$ --	$ 36.0
Forward value of contract 2	(25.7)	20.0	--
Total	$ (61.7)	$ 20.0	$ 36.0
_________________
1	PSE is required to maintain an investment grade credit rating from each of the major credit rating agencies.
2	Collateral requirements may vary, based on changes in forward value of underlying transactions.
3
Represents derivative fair values of contracts with contingent features for counterparties in net derivative liability positions at September 30, 2009.  Excludes NPNS, accounts payable and accounts receivable activity.

(5)	Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” (ASC 820), establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy defined by ASC 820 are as follows:

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.  Level 2 includes those financial instruments that are valued using models or other valuation methodologies.  These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.  Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards and options.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.  At each balance sheet date, Puget Energy and PSE perform an analysis of all instruments subject to ASC 820 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  If a fair value measurement relies on inputs from different levels of the hierarchy, the entire measurement must be placed based on the lowest level input that is significant to the fair value measurement.   The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The determination of the fair values incorporates various factors that not only include the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), but also the impact of the Company’s  nonperformance risk on its liabilities.
As of September 30, 2009, the Company considered the markets for its electric and natural gas Level 2 derivative instruments to be actively traded.  Management’s assessment is based on the trading activity volume in real-time and forward electric and natural gas markets.  The Company regularly confirms the validity of pricing service quoted prices (e.g. Level 2 in the fair value hierarchy) used to value commodity contracts to the actual prices of commodity contracts entered into during the most recent quarter.
The following table sets forth, by level within the fair value hierarchy, Puget Energy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

Puget Energy Recurring Fair Value Measures	Successor as of September 30, 2009				Predecessor as of December 31, 2008
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Energy derivative instruments	$ --	$ 25.8	$ 8.6	$ 34.4	$ --	$ 21.8	$ 0.5	$ 22.3
Money market accounts	60.5	5.1	--	65.6	24.7	--	1.4	26.1
Interest rate derivative instruments	--	12.1	--	12.1	--	--	--	--
Total assets	$ 60.5	$ 43.0	$ 8.6	$ 112.1	$ 24.7	$ 21.8	$ 1.9	$ 48.4
Liabilities:
Energy derivative instruments	$ --	$ 183.2	$ 110.9	$ 294.1	$ --	$ 261.2	$ 134.1	$ 395.3
Interest rate derivative instruments	--	27.3	--	27.3	--	--	--	--
Total liabilities	$ --	$ 210.5	$ 110.9	$ 321.4	$ --	$ 261.2	$ 134.1	$ 395.3

The following table sets forth by level within the fair value hierarchy PSE’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

Puget Sound Energy Recurring Fair Value Measures	At Fair Value as of September 30, 2009				At Fair Value as of December 31, 2008
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Energy derivative instruments	$ --	$ 25.8	$ 8.6	$ 34.4	$ --	$ 21.8	$ 0.5	$ 22.3
Money market accounts	60.5	5.1	--	65.6	24.7	--	1.4	26.1
Total assets	$ 60.5	$ 30.9	$ 8.6	$ 100.0	$ 24.7	$ 21.8	$ 1.9	$ 48.4
Liabilities:
Energy derivative instruments	$ --	$ 156.2	$ 110.9	$ 267.1	$ --	$ 261.2	$ 134.1	$ 395.3
Total liabilities	$ --	$ 156.2	$ 110.9	$ 267.1	$ --	$ 261.2	$ 134.1	$ 395.3

The following tables set forth a reconciliation of Puget Energy’s changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy:

Puget Energy Level 3 Roll-Forward Net Asset/(Liability) (Dollars in Millions) Three Months Ended September 30,	Successor 2009	Predecessor 2008
Balance at beginning of period net asset/(liability)	$ (136.7)	$ 148.8
Changes during period:
Realized and unrealized energy derivatives
- included in earnings	15.1	1.5
- included in other comprehensive income	--	(93.9)
- included in regulatory assets/liabilities	(1.0)	(11.3)
Purchases, issuances, and settlements	5.8	(39.1)
Energy derivatives transferred in/out of Level 3	14.5	(41.8)
Balance at end of period net asset/(liability)	$ (102.3)	$ (35.8)

Puget Energy Level 3 Roll-Forward Net Asset/(Liability) (Dollars in Millions)	Successor February 6, 2009 - September 30, 2009 1	Predecessor January 1, 2009 - February 5, 2009 1	Predecessor Nine Months Ended September 30, 2008
Balance at beginning of period liability	$ (185.8)	$ (132.2)	$ (6.1)
Changes during period:
Realized and unrealized energy derivatives
- included in earnings	5.2	(0.6)	(1.5)
- included in other comprehensive income	(17.4)	(14.8)	(21.6)
- included in regulatory assets/liabilities	(3.3)	(1.4)	(10.8)
Purchases, issuances, and settlements	19.5	2.1	6.0
Energy derivatives transferred in/out of Level 3 2	79.5	8.5	(1.8)
Balance at end of period asset/(liability)	$ (102.3)	$ (138.4)	$ (35.8)
_________________
1
The ending balance for the Predecessor was eliminated as a result of push-down accounting effective February 6, 2009, when the Successor period began, causing a difference between the ending and beginning of period balances for the Predecessor and Successor Companies.

2
The energy derivatives transferred in/out of Level 3 for the Successor includes the money market fund balance of $1.4 million.  These money market funds became Level 2 during the second quarter 2009. The transfer in/out balance related to the commodity contracts was $79.5 million for the nine months ended roll forward tables for the Successor Company.

The following table sets forth a reconciliation of PSE’s changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy:

Puget Sound Energy Level 3 Roll-Forward Net Asset/(Liability) (Dollars in Millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Balance at beginning of period (net credit reserve on energy derivatives)	$ (136.7)	$ 148.8	$ (132.2)	$ (6.1)
Changes during period:
Realized and unrealized energy derivatives
- included in earnings	15.1	1.5	19.2	(1.5)
- included in other comprehensive income	--	(93.9)	(38.0)	(21.6)
- included in regulatory assets/liabilities	(1.0)	(11.3)	(6.8)	(10.8)
Purchases, issuances, and settlements	5.8	(39.1)	21.9	6.0
Energy derivatives transferred in/out of Level 3 1	14.5	(41.8)	33.6	(1.8)
Balance as of September 30, 2009 (net credit reserve on energy derivatives)	$ (102.3)	$ (35.8)	$ (102.3)	$ (35.8)
_________________
1
The energy derivatives transferred in/out of Level 3 includes the money market fund balance of $1.4 million.  These money market funds became Level 2 during the second quarter 2009. The transfer in/out balance related to the commodity contracts was $33.6 million for the nine months ended roll forward tables.

Realized gains and losses on energy derivatives for Level 3 recurring items are included in energy costs in the Company’s income statement under purchased electricity, electric generation fuel or purchased natural gas when settled.
Unrealized gains and losses for Level 3 inputs on energy derivatives recurring items are included in the net unrealized (gain)/loss on derivative instruments section in the Company’s income statement and as a net unrealized (gain)/loss on derivative instruments in OCI.  The Company does not believe that the fair values diverge materially from the amounts the Company currently anticipates realizing on settlement or maturity.
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

(6)	Estimated Fair Value of Financial Instruments

Puget Energy
The following table presents the carrying amounts and estimated fair values of Puget Energy’s financial instruments at September 30, 2009 and December 31, 2008 in accordance with ASC 270, “Interim Reporting” (ASC 270):

	Successor September 30, 2009		Predecessor December 31, 2008
(Dollars in Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash	$ 83.5	$ 83.5	$ 38.5	$ 38.5
Restricted cash	18.1	18.1	18.9	18.9
Notes receivable and other	74.2	74.2	71.8	71.8
De-designated commodity instruments 1	2.0	2.0	--	--
Energy derivatives	34.4	34.4	22.3	22.3
Interest rate derivative instruments	12.1	12.1	--	--
Financial liabilities:
Short-term debt	$ --	$ --	$ 964.7	$ 964.7
Preferred stock subject to mandatory redemption	--	--	1.9	1.9
Junior subordinated notes	250.0	228.7	250.0	112.5
Current maturities of long-term debt (fixed-rate)	240.0	246.4	158.0	158.0
Long-term debt (fixed-rate)	2,638.9	2,886.8	2,270.9	1,951.0
Long-term debt (variable-rate)	1,483.0	1,427.2	--	--
De-designated commodity instruments 1	70.1	70.1	--	--
Energy derivatives	294.1	294.1	395.3	395.3
Interest rate derivative instruments	27.3	27.3	--	--
_______________
1
De-designated commodity instruments represent derivative contracts acquired at fair value by Puget Energy at the acquisition date that were subsequently designated as NPNS in accordance with ASC 815 and are no longer recorded at fair value at the end of the reporting period. The amounts above represent the remaining unamortized value that will be amortized into earnings over the original life of the contracts.

The fair value of the senior secured fixed notes and variable rate was estimated using U.S. Treasury yields and related current market credit spreads, interpolating to the maturity date of each issue.  The fair value of the junior subordinated notes was priced on a yield to call basis using a market price from an independent financial institution.
The fair value of the preferred stock subject to mandatory redemption as of December 31, 2008 was estimated based on dealer quotes.  The carrying values of short-term debt and notes receivable are considered to be a reasonable estimate of fair value.  The carrying amount of cash, which includes temporary investments with original maturities of three months or less, is also considered to be a reasonable estimate of fair value.  Puget Energy values derivative instruments based on daily quoted prices from an independent external pricing service.  When externally quoted market prices are not available for derivative contracts, Puget Energy uses a valuation model that uses volatility assumptions relating to future energy prices based on specific energy markets and utilizes externally available forward market price curves.

Puget Sound Energy
The following table presents the carrying amounts and estimated fair values of PSE’s financial instruments at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(Dollars in Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash	$ 83.5	$ 83.5	$ 38.5	$ 38.5
Restricted cash	18.1	18.1	18.9	18.9
Notes receivable and other	74.2	74.2	71.8	71.8
Energy derivatives	34.5	34.5	22.3	22.3
Financial liabilities:
Short-term debt	$ --	$ --	$ 964.7	$ 964.7
Short-term debt owed by PSE to Puget Energy	22.9	22.9	26.1	26.1
Preferred stock subject to mandatory redemption	--	--	1.9	1.9
Junior subordinated notes	250.0	228.7	250.0	112.5
Current maturities of long-term debt (fixed-rate)	240.0	246.4	158.0	158.0
Non-current maturities of long-term debt (fixed-rate)	2,638.9	2,886.8	2,270.9	1,951.0
Energy derivatives	267.2	267.2	395.3	395.3

The fair value of the senior secured notes was estimated using U.S. Treasury yields and related current market credit spreads, interpolating to the maturity date of each issue.  The fair value of the junior subordinated notes was priced on a yield to call basis using a market price from an independent financial institution.
The fair value of the preferred stock subject to mandatory redemption as of December 31, 2008 was estimated based on dealer quotes.  The carrying values of short-term debt and notes receivable are considered to be a reasonable estimate of fair value.  The carrying amount of cash, which includes temporary investments with original maturities of three months or less, is also considered to be a reasonable estimate of fair value.  PSE values derivative instruments based on daily quoted prices from an independent external pricing service.  When externally quoted market prices are not available for derivative contracts, PSE uses a valuation model.  The model uses volatility assumptions relating to future energy prices based on specific energy markets, utilizing externally available forward market price curves.

(7)	Financing Arrangements

Bond Issuances.  On January 23, 2009, PSE issued $250.0 million of senior notes, secured by first mortgage bonds. The bonds are non-callable, were placed with approximately 35 institutional investors, have a term of seven years and carry a 6.75% interest rate.  On September 11, 2009, PSE issued $350.0 million of senior notes, secured by first mortgage bonds.  The bonds are non-callable, were placed with approximately 80 institutional investors, have a term of 30 years and carry a 5.757% interest rate.

Dividend Payment Restrictions.  The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At September 30, 2009, approximately $439.5 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.  In addition, beginning February 6, 2009, as approved in the Washington Commission merger order, dividends may not be declared or paid if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  In addition, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade (equal to or greater than BBB- with S&P and Baa3 with Moody’s Investors Services (Moody’s)), or, if its credit rating is below investment grade, the PSE’s ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than three to one.  Puget Energy’s ability to pay dividends to its shareholder is also limited by the merger order as well as by the terms of its credit facilities, beginning February 6, 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than two to one.  At September 30, 2009, the Company met or exceeded all restrictive test minimums required for the payment of dividends.

Puget Energy Credit Facilities
Effective with the close of the merger on February 6, 2009, Puget Energy has a $1.225 billion five-year term loan and a $1.0 billion credit facility for funding utility capital expenditures.  Prior to the merger close, Puget Energy had no credit facilities.
Puget Energy’s credit agreements contain usual and customary affirmative and negative covenants that, among other things, place limitations on its, or PSE’s ability to incur additional indebtedness and liens, issue equity, pay dividends, transact with affiliates and make dispositions and investments.  The credit agreements also contain financial covenants, whose measurement periods began with the third quarter 2009 financial statements, based on the following three ratios:  cash flow interest coverage, cash flow debt leverage and debt service coverage.  Puget Energy certifies its compliance with such covenants each quarter with the lending banks.  As of September 30, 2009, Puget Energy exceeded each of the ratio minimums.
The two credit facilities mature in February 2014, contain similar terms and conditions and are syndicated among numerous banks and financial institutions.  The agreements provide Puget Energy with the ability to borrow at different interest rate options and include variable fee levels.  Borrowings may be at the bank’s prime rate plus a spread or at floating rates based on the London Interbank Offered Rate (LIBOR) plus a spread.  Puget Energy must also pay a commitment fee on the unused portion of the $1.0 billion facility.  The spreads and the commitment fee depend on Puget Energy’s credit ratings as determined by S&P and Moody’s credit ratings.  Based on Puget Energy’s credit ratings as of the date of this report, the spread over prime rate is 125 basis points, the spread to the LIBOR is 225 basis points and the commitment fee is 84 basis points.
At September 30, 2009, the term loan was fully drawn at $1.225 billion and $258.0 million was outstanding under the $1.0 billion facility, leaving $742.0 million available for use on the facility.  Concurrent with the borrowings under these credit agreements, Puget Energy entered into a series of interest rate swaps with a group of banks to fix the interest rates at 4.76% for the term of the credit facilities on the two loans totaling $1.483 billion.
The source of funding to satisfy Puget Energy’s credit agreement costs is from the payment of dividends to Puget Energy from PSE.  See “Dividend Payment Restrictions” discussion above.

PSE Credit Facilities
As of September 30, 2009, PSE had no short-term borrowings and as of February 5, 2009, PSE had $838.6 million in short-term borrowings under its credit facilities.  Effective immediately after the merger on February 6, 2009, PSE has three committed unsecured revolving credit facilities that provide, in the aggregate, $1.150 billion in short-term borrowing capability.  Each of the credit facilities are described below.

PSE Credit Agreements from February 6, 2009
Effective with the close of the merger, PSE has three committed unsecured revolving credit facilities that provide, in the aggregate, $1.150 billion in short-term borrowing capability.  These new facilities include a $400.0 million credit agreement for working capital needs, a $400.0 million credit facility for funding capital expenditures and a $350.0 million facility to support energy hedging activities.
PSE’s credit agreements contain similar usual and customary covenants as described in the Puget Energy agreements.  PSE’s financial covenants include cash flow interest coverage and cash flow debt leverage ratios whose measurement periods began with the third quarter 2009 financial statements.  PSE certifies its compliance with such covenants each quarter with the lending banks.
These facilities mature in 2014, contain similar terms and conditions and are syndicated among numerous committed banks.  The agreements provide PSE with the ability to borrow at either a base rate (based on the Prime Rate) or the Eurodollar rate (based on the LIBOR), plus a spread.  PSE must also pay a commitment fee on the unused portion of the facilities. The spread and the commitment fee depend on PSE’s credit ratings as determined by S&P and Moody’s credit ratings. Based on PSE’s credit ratings as of the date of this report, the spread is 85 basis points and the commitment fee is 26 basis points.  The $400.0 million working capital facility and $350.0 million credit agreement to support energy hedging allow for issuing standby letters of credit up to the entire amount of the credit agreements.  The $400.0 million working capital facility also serves as a backstop for PSE’s commercial paper program.
As of September 30, 2009, PSE had no borrowings outstanding under either the working capital or capital expenditure facilities and had a $20.0 million letter of credit outstanding under the facility supporting energy hedging.  Outside of the credit agreements, PSE had a $6.0 million letter of credit through a bank in support of a long-term transmission contract.

PSE Credit Agreements at February 5, 2009
At February 5, 2009, PSE had available unsecured revolving credit agreements in the amounts of $500.0 million for working capital purposes and $350.0 million to support energy hedging activities, each expiring in April 2012.  The credit agreements provided credit support for letters of credit and commercial paper.  At February 5, 2009, PSE had $249.9 million of loans outstanding plus a $6.6 million letter of credit under the $500.0 million facility and a $30.0 million letter of credit and no loans drawn under the $350.0 million facility.  There was no commercial paper outstanding under either facility.
In August 2008, PSE entered into a nine-month $375.0 million credit agreement with four banks and as of February 5, 2009, PSE had fully drawn the $375.0 million capacity under the agreement.
At February 5, 2009, PSE had a $200.0 million receivables securitization facility which was set to expire in December 2010.  At February 5, 2009, $188.0 million was outstanding under the receivables securitization facility.  The facility allowed receivables to be used as collateral to secure short-term loans, not exceeding the lesser of $200.0 million or the borrowing base of eligible receivables, which fluctuate with the seasonality of energy sales to customers.  On February 6, 2009, the credit agreements and securitization facility were repaid, terminated and replaced with the new post-merger facilities described above.

Demand Promissory Note.  On June 1, 2006, PSE entered into an uncommitted revolving credit facility with its parent, Puget Energy, pursuant to a Demand Promissory Note (Note) under which PSE may borrow up to $30.0 million from Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lowest of the weighted-average interest rate of: (a) PSE’s outstanding commercial paper interest rate or (b) PSE’s senior unsecured revolving credit facility.  At September 30, 2009, the outstanding balance of the Note was $22.9 million.  As of December 31, 2008, the outstanding balance of the Note was $26.1 million.  This Note was unaffected by the February 6, 2009 merger.

Summary of Puget Energy and PSE Credit Facilities

(Dollars in Thousands)	Successor September 30, 2009	Predecessor February 5, 2009
Committed financing arrangements:
PSE line of credit 1, 6	$ --	$ 490,000
PSE line of credit 2, 6		315,000
PSE line of credit 3, 6		375,000
PSE receivables securitization program 4, 6		200,000
PSE working capital facility 6, 7	400,000	--
PSE capital expenditures facility 6, 7	400,000	--
PSE hedging facility 6, 7	350,000	--
Puget Energy 5-year term loan 8	1,225,000	--
Puget Energy capital expenditures facility 9	1,000,000	--
Uncommitted financing agreements:
Puget Energy demand promissory note 5	30,000	30,000
_______________
1
Provided liquidity for PSE’s general corporate purposes and support for PSE’s outstanding commercial paper and letters of credit.  This $500.0 million facility is reflected as $490.0 million due to Lehman Brothers’ lack of funding its $10.0 million commitment. At February 5, 2009, PSE had $249.9 million of loans plus a $6.6 million letter of credit outstanding under this facility leaving $233.5 million of available borrowing capacity. This credit facility was repaid and subsequently terminated in connection with the merger.

2
Provided credit support for PSE’s energy and natural gas hedging activities.  This $350.0 million facility is reflected as $315.0 million reduced for Lehman Brothers’ lack of funding its $35.0 million commitment.  At February 5, 2009, PSE had one outstanding letter of credit under this facility in the amount of $30.0 million.  There were no loans outstanding at February 5, 2009.  This credit facility was repaid and subsequently terminated in connection with the merger.

3
Provided short-term funding for PSE’s acquisition of the Mint Farm natural gas fired electric generating facility and general corporate liquidity.  At February 5, 2009, there were $375.0 million of loans outstanding under this facility.  This credit facility was repaid and subsequently terminated in connection with the merger.

4
Provided borrowings secured by accounts receivable and unbilled revenues.  At February 5, 2009, PSE Funding had borrowed $188.0 million, leaving $12.0 million available to borrow under the program.  This credit facility was repaid and subsequently terminated in connection with the merger.

5
PSE has a revolving credit facility with Puget Energy in the form of a promissory note to borrow up to $30.0 million subject to approval by Puget Energy.  At September 30, 2009, there was $22.9 million outstanding.  At February 5, 2009, the outstanding balance on the note was $25.7 million.  The outstanding balance and related interest are eliminated on Puget Energy’s balance sheet upon consolidation.

6	Effective February 6, 2009, the PSE lines of credit and PSE receivables securitization program were terminated and replaced with three lines of credit with a group of banks.
7
Three new PSE lines of credit consist of $400.0 million to fund operating expenses, $400.0 million to fund capital expenditures and $350.0 million to support energy and natural gas hedging activity.  As of September 30, 2009, PSE had no borrowings outstanding under either the working capital or capital expenditure facilities and had a $20.0 million letter of credit outstanding under the $350.0 million hedging facility.

8
Effective February 6, 2009, Puget Energy entered into this credit agreement to assist with funding the merger transaction and to repay short-term loans under the previous PSE credit facilities.  The full amount of the $1.225 billion loan was hedged to lock in a fixed interest rate of 4.76%.

9
Effective February 6, 2009 Puget Energy entered into this credit facility to provide funding for capital expenditures.  At September 30, 2009 a loan in the amount of $258.0 million was outstanding.  An interest rate hedge was entered into at time of borrowing to lock in a fixed interest rate of 4.76%.

(8)	Retirement Benefits

PSE has a defined benefit pension plan covering substantially all PSE employees.  Pension benefits earned are a function of age, salary and years of service.  PSE also maintains a non-qualified supplemental retirement plan for officers and certain director-level employees.
The February 6, 2009 merger of Puget Energy with Puget Holdings triggered a new basis of accounting for PSE’s retirement benefit plans.  PSE did not record the remeasurement of retirement plans as all the purchase accounting adjustments are recorded at Puget Energy.

Puget Energy
The following tables summarize Puget Energy’s net periodic benefit cost for the three months ended September 30, 2009 as compared to the same period in 2008:

Qualified Pension Benefits
(Dollars in Thousands)	Successor Three Months Ended September 30, 2009	Predecessor Three Months Ended September 30, 2008
Components of net periodic benefit cost:
Service cost	$ 3,401	$ 3,187
Interest cost	7,067	6,652
Expected return on plan assets	(7,523)	(10,391)
Amortization of net loss	--	236
Amortization of prior service cost	--	161
Net periodic benefit cost (income)	$ 2,945	$ (155)

SERP Pension Benefits
(Dollars in Thousands)	Successor Three Months Ended September 30, 2009	Predecessor Three Months Ended September 30, 2008
Components of net periodic benefit cost:
Service cost	$ 259	$ 234
Interest cost	594	553
Amortization of net loss	--	183
Amortization of prior service cost	--	154
Net periodic benefit cost	$ 853	$ 1,124

Other Benefits
(Dollars in Thousands)	Successor Three Months Ended September 30, 2009	Predecessor Three Months Ended September 30, 2008
Components of net periodic benefit cost:
Service cost	$ 31	$ 28
Interest cost	244	296
Expected return on plan assets	(103)	(197)
Amortization of net gain	--	(177)
Amortization of prior service cost	--	21
Amortization of transition obligation	--	13
Net periodic benefit cost (income)	$ 172	$ (16)

The following tables summarize Puget Energy’s net periodic benefit cost for the nine months ended September 30, 2009 as compared to the same period in 2008:

Qualified Pension Benefits
(Dollars in Thousands)	Successor February 6, 2009 - September 30, 20091	Predecessor January 1, 2009 - February 5, 2009	Predecessor Nine Months Ended September 30, 2008
Components of net periodic benefit cost:
Service cost	$ 9,068	$ 1,090	$ 9,562
Interest cost	18,845	2,302	19,956
Expected return on plan assets	(20,060)	(3,585)	(31,172)
Amortization of net loss (gain)	--	269	708
Amortization of prior service cost	--	95	484
Net periodic benefit cost (income)	$ 7,853	$ 171	$ (462)

SERP Pension Benefits
(Dollars in Thousands)	Successor February 6, 2009 - September 30, 20091	Predecessor January 1, 2009 - February 5, 2009	Predecessor Nine Months Ended September 30, 2008
Components of net periodic benefit cost:
Service cost	$ 692	$ 89	$ 702
Interest cost	1,584	193	1,658
Amortization of net loss (gain)	--	74	549
Amortization of prior service cost	--	51	462
Net periodic benefit cost	$ 2,276	$ 407	$ 3,371

Other Benefits
(Dollars in Thousands)	Successor February 6, 2009 - September 30, 20091	Predecessor January 1, 2009 - February 5, 2009	Predecessor Nine Months Ended September 30, 2008
Components of net periodic benefit cost:
Service cost	$ 83	$ 11	$ 115
Interest cost	650	88	862
Expected return on plan assets	(275)	(37)	(592)
Amortization of net loss (gain)	--	(15)	(575)
Amortization of prior service cost	--	7	63
Amortization of transition obligation	--	4	38
Net periodic benefit cost (income)	$ 458	$ 58	$ (89)
__________________
1	The disclosed information is based on an initial January 31, 2009 measurement date and as a result the expense numbers are shown pro-rated for the third quarter 2009.

Puget Sound Energy
The following table summarizes the net periodic benefit cost for the three months ended September 30:

	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2009	2008	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$ 3,535	$ 3,187	$ 267	$ 234	$ 31	$ 28
Interest cost	6,934	6,652	579	553	240	296
Expected return on plan assets	(10,863)	(10,391)	--	--	(114)	(197)
Amortization of net loss (gain)	925	236	221	183	(115)	(177)
Amortization of prior service cost	283	161	154	154	21	21
Amortization of transition obligation	--	--	--	--	13	13
Net periodic benefit cost (income)	$ 814	$ (155)	$ 1,221	$ 1,124	$ 76	$ (16)

The following table summarizes the net periodic benefit cost for the nine months ended September 30:

	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2009	2008	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$10,605	$ 9,562	$ 801	$ 702	$ 94	$ 115
Interest cost	20,801	19,956	1,736	1,658	720	862
Expected return on plan assets	(32,590)	(31,172)	--	--	(341)	(592)
Amortization of net loss (gain)	2,777	708	664	549	(345)	(575)
Amortization of prior service cost	850	484	462	462	62	63
Amortization of transition obligation	--	--	--	--	37	38
Net periodic benefit cost (income)	$ 2,443	$ (462)	$ 3,663	$ 3,371	$ 227	$ (89)

PSE expects to make contributions totaling $18.4 million to the qualified pension plan for the year ending December 31, 2009.  During the three and nine months ended September 30, 2009, PSE contributed $12.0 million and $18.0 million, respectively, to the qualified pension plan.  In October 2009, PSE contributed $0.4 million to the qualified pension plan.  PSE previously disclosed in its financial statements for the year ended December 31, 2008 that it expected contributions by PSE to fund the Supplemental Executive Retirement Plan (SERP) and the other postretirement plans for the year ending December 31, 2009 to be $4.0 million and $0.1 million, respectively.  During the three and nine months ended September 30, 2009, PSE contributed $0.4 million and $3.9 million, respectively, to the SERP plan.
During the nine months ended September 30, 2009, actual contributions for the other postretirement medical benefit plan were $0.6 million.

(9)	Regulation and Rates

On October 16, 2009, PSE filed an accounting petition requesting that the Washington Commission authorize the deferral and recovery of incremental costs associated with protecting the Company’s infrastructure, facilitating public safety, and preparing PSE’s electric and natural gas system in the Green River Valley flood plain in anticipation of release of water from the U.S. Army Corps of Engineers (Corps) Howard Hanson Dam (the Dam).  In the event of actual flooding, PSE also petitioned the Washington Commission to allow the deferral of costs associated with the repair and restoration of any electric and gas system infrastructure affected by a flood.
On October 7, 2009, PSE filed an amended accounting petition requesting that the Washington Commission authorize PSE to defer the net revenues from the sale of renewable energy credits (RECs) and carbon financial instruments (collectively, REC Proceeds) and use the revenues to: (1) provide funding for low income energy efficiency and renewable energy services, (2) credit a portion of the REC Proceeds to the California Receivable (see Litigation footnote for further discussion) and (3) provide a credit to customers by offsetting the REC Proceeds against a regulatory asset.  The accounting petition is an amended petition to the accounting petition originally filed in April 2007 that requested deferred accounting treatment for renewable energy credits.
On September 30, 2009, PSE filed an accounting petition requesting that the Washington Commission authorize PSE to normalize any Treasury grant dollars received under Section 1503 of the American Recovery and Reinvestment Act of 2009 associated with the Wild Horse Expansion project.  Treasury grants are tax free grants related to certain renewable energy infrastructure that are available in lieu of the production tax credit allowed under the Internal Revenue Code.

On September 24, 2009, the Washington Commission approved a revision to PSE’s Residential and Farm Energy Exchange Benefit effective on October 1, 2009.  The tariff change revised the credit applied to residential and small customer electric tariff schedules from $103.2 million to $81.7 million on an annualized basis.  The Washington Commission also approved PSE’s continuation of a residential exchange balancing account (for timing differences related to the Bonneville Power Administration (BPA) payment versus the PSE rate credit) and applicable interest computations on the balancing account.
On September 24, 2009 the Washington Commission approved PSE’s requested revisions to its PGA tariff schedules resulting in a decrease of $198.1 million or 17.1% on an annual basis in gas sales revenues effective October 1, 2009.  The rate decrease was the result of lower costs of natural gas in the forward market and an increase of the credit for the accumulated PGA payable balance.  The PGA rate change will impact PSE’s revenue but will not impact its net income as the decreased revenue will be offset by decreased purchased gas costs.
On May 28, 2009, the Washington Commission approved a PGA rate decrease of $21.2 million or 1.7% annually effective June 1, 2009.  PGA rate changes do not impact net income.
On May 8, 2009, PSE filed a general rate case requesting recovery of increased electric and natural gas revenue requirements.  PSE requested an electric general rate increase of approximately $148.1 million or 7.4% annually, and an increase in natural gas rates of $27.2 million or 2.2% annually.  On August 3, 2009, PSE filed a correction to the natural gas rate request which changed the rate increase to $30.4 million or 2.5%.  On September 28, 2009, PSE filed supplemental testimony that updated power costs and load forecast, among other changes.  The supplemental filing changed the requested electric rate increase to $153.6 million or 7.67%.  This rate request includes an equity component of 48.0% and a requested return on equity of 10.8%.  A final order from the Washington Commission is expected by April 2010.
On April 17, 2009, the Washington Commission issued an order approving and adopting a settlement agreement that authorized PSE to defer certain ownership and operating costs related to its purchase of the Mint Farm Generation Station (Mint Farm) that will be incurred prior to PSE recovering such costs in electric customer rates.  Under Washington State law, a jurisdictional electric utility may defer the costs associated with purchasing and operating a natural gas plant that complies with the greenhouse gas (GHG) emissions performance standard until the plant is included in rates or for two years from the date of purchase, whichever occurs sooner.  As of September 30, 2009, PSE had established a regulatory asset of $17.1 million per the Washington Commission order.  The prudence of the Mint Farm acquisition, recovery of costs of Mint Farm and compliance with the GHG emissions performance standard will be addressed in PSE’s general rate proceeding.

(10)	Litigation

Residential Exchange.  Like other investor-owned utilities in the region, PSE has been a party to certain agreements with the BPA that provide payments under its residential exchange program (REP) to PSE which PSE passes through to its residential and small farm electric customers.  Several actions in the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) against BPA asserted that BPA acted contrary to law in connection with this REP, including with respect to benefits received or to be received by PSE from BPA. After Ninth Circuit decisions in those actions, BPA revisited certain REP determinations and calculations relating to payments made in the 2001 to 2006 period.  PSE also has an agreement with BPA for going-forward REP payment amounts to 2012 and for the period 2012 to 2028 and has sought Ninth Circuit review of the agreements related thereto.  The amounts of such payments and the methods utilized in setting them are subject to FERC review, judicial review, or both, and are subject to adjustment, which may affect the amount of REP benefits paid or to be paid by BPA to PSE.  It is not clear what impact, if any, these reviews or other REP-related litigation may ultimately have on PSE.
PSE Settlement of California Matters.  On May 8, 2009, PSE and certain California parties filed a proposed settlement with FERC that resolved all the matters and disputes pending between PSE and California parties relating to the Western Energy Crisis.  On July 1, 2009, FERC approved the settlement.
Under the settlement, PSE releases all claims to amounts held in—or presumed payable into—certain escrow accounts.  In particular, the California Power Exchange and Pacific Gas & Electric will deliver $59.9 million, plus up to $36.8 million in interest, from escrows they maintain to the California parties.  The release of those funds fully satisfies all claims by the California parties against PSE, and the California parties assume the risk of any shortfalls or adjustments that occur in those accounts.
The settlement resolves all claims by the California parties against PSE in all proceedings and resolves all claims by PSE against California energy purchasers in all proceedings; except that PSE retains any claims or defenses that pertain to the Pacific Northwest Refund Proceedings at FERC.
In addition to the FERC approval obtained on July 1, 2009, PSE’s settlement with the California parties was expressly conditioned upon two other actions: (1) the California Energy Commission approval as qualifying facilities under California renewable energy rules of PSE’s Wild Horse and Hopkins Ridge wind farms; and (2) the approval by the California Public Utilities Commission of a renewable power agreement between PSE and Southern California Edison (SCE), under which PSE will sell qualifying renewable power to SCE in 2009 and 2010.  PSE entered into the SCE contract in January 2009 and all required approvals for that contract were obtained by June 18, 2009.
Use of the proceeds from the renewable power transaction, for ratemaking and accounting purposes, will be determined by the Washington Commission.  As previously discussed, PSE is seeking full recovery of the net California receivable of $21.1 million which has been reclassified as a deferred asset through this proceeding.
The Pacific Northwest Refund Proceeding, which is updated below, is the only remaining litigation from the western energy crisis involving PSE.
Pacific Northwest Refund Proceeding.  In October 2000, PSE filed a complaint at FERC (Docket No. EL01-10) against “all jurisdictional sellers” in the Pacific Northwest seeking prospective price caps consistent with any result FERC ordered for the California markets.   In April 2009, the Ninth Circuit rejected the requests for rehearing filed in this matter and remanded the proceeding to FERC.  FERC is now considering what response to take to the Court remand order.  PSE, Powerex and several other sellers have petitioned the U.S. Supreme Court for review of the Ninth Circuit decision.  That petition is unlikely to be decided before 2010.  PSE intends to vigorously defend its position but is unable to predict the outcome of this matter.

(11)	Related Party Transactions

On June 1, 2006, PSE entered into a revolving credit facility with its parent, Puget Energy, in the form of a Demand Promissory Note (Note).  Through the Note, PSE may borrow up to $30.0 million from Puget Energy, subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rate of: (a) PSE’s outstanding commercial paper interest rate or (b) PSE’s senior unsecured revolving credit facility.  At September 30, 2009 and December 31, 2008, the outstanding balance of the Note was $22.9 million and $26.1 million, respectively, and the interest rate was 1.1% and 1.7%, respectively.  This Note was unaffected by the February 6, 2009 merger.
Effective with the close of the merger on February 6, 2009, Puget Energy has a $1.225 billion five-year term loan and a $1.0 billion credit facility for funding capital expenditures.  These facilities mature in 2014, contain similar terms and conditions and are syndicated among numerous committed banks.  One of these banks is Macquarie Bank Limited, which has a commitment of $25.2 million to the term loan and a $20.6 million commitment to the capital expenditure credit facility.  As of September 30, 2009, the term loan was fully drawn at $1.225 billion and $258.0 million was outstanding under the $1.0 billion credit facility.  On February 6, 2009, Puget Energy entered into several interest rate swap instruments to hedge volatility associated with these two loans.  Two of the swap instruments were entered into with Macquarie Bank Limited with a total notional amount of $444.9 million.

(12)	Variable Interest Entities

In accordance with ASC 810, “Consolidation” (ASC 810), a variable interest entity (VIE) is an entity in which the investors as a group do not have: (1) the characteristics of a controlling financial interest in the equity of the entity; (2) sufficient equity at risk for the entity to finance its activities without additional subordinated financial support; or (3) symmetry between voting rights and economic interests and where substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionally few voting rights. Variable interests in a VIE are contractual, ownership or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interest.
ASC 810 requires that if a business entity has a controlling financial interest in a VIE, the financial statements must be included in the consolidated financial statements of the business entity.
ASC 810 requires new expanded disclosures for VIEs in the quarterly financial statements for periods ending after December 15, 2008.  The disclosures required by ASC 810 are intended to provide users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs.
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
Due to the merger and adoption of ASC 805, Puget Energy has re-evaluated PSE’s power purchase agreements under ASC 840, “Leases” (ASC 840).  Neither Puget Energy nor PSE have an equity ownership interest in the entities selling energy under the long-term contracts to PSE.  Puget Energy has determined that one power purchase agreement, which was in effect prior to ASC 810, may be considered to be a significant VIE.  PSE evaluated its power purchase agreements and determined that two power purchase agreements may be considered significant VIEs under ASC 810.  PSE is required to buy all the generation from the cogeneration plants, subject to displacement, at rates set forth in the relevant power purchase agreements.  As a result, PSE submitted requests for information to the parties; however, they have refused to submit to PSE the necessary information for PSE to determine whether they meet the requirements of a VIE that requires consolidation. PSE will continue to submit requests for information to the counterparties annually to determine if ASC 810 is applicable.  Puget Energy’s purchased electricity expense for the three months ended September 30, 2009 and 2008 with the entity was $14.6 million and $14.0 million, respectively.  PSE’s purchased electricity expense for the three months ended September 30, 2009 and 2008 with the two entities was $52.9 million and $56.4 million, respectively.  The power purchase agreements expire in December 2011.
The following table presents Puget Energy’s VIE relationships, irrespective of significance, related to power purchase agreements as of September 30, 2009:

(Dollars in Millions)		Variable Interests in Power Purchase Agreements as of September 30, 2009
Nature of Variable Interest	Longest Contract Tenor	Number of Counterparties	Aggregate Carrying Value Asset/(Liability) 2	Level of Activity – 2009 Expenses 2
Electric-Combustion Turbine Co-generation plant 1	2011	1	$ (5.6)	$ 43.7
Electric- Hydro	2037	7	$ (0.2)	$ 7.3
Other	2011	2	$ --	$ 0.2
Total		10	$ (5.8)	$ 51.2
_____________
1	Variable interests may be significant.
2	Carrying values are classified on the balance sheet in accounts payable and expenses are classified on the income statement in purchased electricity.

The following table presents PSE’s VIE relationships, irrespective of significance, related to power purchase agreements as of September 30, 2009:

(Dollars in Millions)		Variable Interests in Power Purchase Agreements as of September 30, 2009
Nature of Variable Interest	Longest Contract Tenor	Number of Counterparties	Aggregate Carrying Value Asset/(Liability) 2	Level of Activity – 2009 Expenses 2
Electric-Combustion Turbine Co-generation plant 1	2011	2	$ (15.7)	$ 132.0
Electric- Hydro	2037	7	$ (0.2)	$ 7.3
Other	2011	2	$ --	$ 0.2
Total		11	$ (15.9)	$ 139.5
_____________
1	Variable interests may be significant.
2	Carrying values are classified on the balance sheet in accounts payable and expenses are classified on the income statement in purchased electricity.

(13)	Other

Snoqualmie Falls Project.  PSE received a new 40-year operating license for its Snoqualmie Falls hydroelectric project from FERC in 2004.  The license contained an array of FERC-approved plans to upgrade the facility.  Due to changed circumstances, on December 6, 2007, PSE filed an application for a non-capacity amendment to the license to account for technology improvements and hydrologic and other changes.  On June 1, 2009, FERC issued an order amending the license that incorporates the changes requested by PSE.  This order is final and no party sought rehearing or review.

Outage Claim.  On April 23, 2009, PSE experienced an outage predominantly in Skagit County, Washington, that resulted in approximately 93,000 PSE customers losing electric service for periods ranging from less than an hour to about six hours.  Investigation of the outage determined that it was caused by a failing transmission line connector.  PSE responded to customer inquiries and filed various reports with regulatory bodies concerning the event.  In addition, PSE filed a report with the WECC describing the event, its cause and the remedial measures PSE has put in process to minimize the potential for a similar event in the future.  Under the mandatory reliability standards, WECC and the North American Electric Reliability Corporation (NERC) are empowered to conduct investigations of outages and impose penalties if standards were violated.  PSE does not believe that reliability standards were violated.  Both WECC and NERC have indicated to PSE that their reviews are concluded and they consider the matter closed.  Customer claims may ensue and the outcome of any such proceeding is not known at this time.

(14)	New Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-12, “Fair Value Measurements and Disclosures: Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).”  The standard allows the reporting entity, as a practical expedient, to measure the fair value of investments that do not have readily determinable fair values on the basis of the net asset value per share of the investment if the net asset value of the investment is calculated in a matter consistent with ASC 946, “Financial Services – Investment Companies.”  The standard requires disclosures about the nature and risk of the investments and whether the investments are probable of being sold at amounts different from the net asset value per share.  The standard is effective for the first reporting period ending after December 15, 2009, which will be December 31, 2009 for the Company.  As of September 30, 2009, Puget Energy has determined the ASU has no material impact to its consolidated financial position or results of operations.
In September 2009, the FASB issued, ASU No. 2009-05, “Fair Value Measurements: Measuring Liabilities at Fair Value.”  The standard reduces ambiguity in financial reporting when measuring the fair value of liabilities. The standard also provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques in the standard.  As of September 30, 2009, the Company has determined that the new standard has no impact to its consolidated financial position or results of operations.
In June 2009, FASB issued ASU No. 2009-01, Topic 105, “Generally Accepted Accounting Principles amendments based on the Statement of Financial Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” With this ASU, the FASB Codification became the authoritative source of GAAP.  The FASB Codification was effective for interim and annual reporting periods ending after September 15, 2009, which is September 30, 2009 for the Company.  The FASB Codification has not had a material impact on the financial reporting of the Company.
In June 2009, FASB issued a new standard on identifying VIEs.  The new standard replaces a quantitative approach with a qualitative approach to determine whether PSE’s variable interest or interests give it a controlling financial interest in a VIE.  In addition, the standard requires enhanced disclosures which will provide users of the financial statements with more transparent information about an enterprise’s involvement in a VIE.  The standard is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period, which will be the period ending March 31, 2010 for the Company.  The Company is currently assessing the impact of this standard.
In May 2009, FASB issued a new standard on subsequent events.  The standard does not require significant changes regarding recognition or disclosure of subsequent events but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition.  The standard is effective for financial statements issued after June 15, 2009 which was the quarter ended June 30, 2009 for the Company.  The implementation of this standard did not have a significant impact on the financial statements of the Company.  The Company has performed an evaluation of subsequent events through November 3, 2009, which is the date the financial statements in this report were issued.
On April 9, 2009, FASB issued a standard on Interim Disclosures about Fair Value of Financial Instruments.  The standard requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The new standard was effective for the Company as of June 30, 2009.
On April 9, 2009, FASB issued a new standard which provides additional clarification on determining fair value when the volume and level of activity for an asset or a liability has significantly decreased and identifying transactions that are not orderly.  The standard became effective for the Company as of June 30, 2009.  The standard provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The new standard also includes guidance on identifying circumstances that indicate a transaction is not orderly.  As of September 30, 2009, the Company has determined that the new standard has no impact to its consolidated financial position or results of operations.
On January 1, 2009, Puget Energy adopted ASC 805, “Business Combinations.”  The objective of the standard is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, the standard establishes principles and requirements for how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.
On December 30, 2008, FASB issued a standard that directs companies to provide additional disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures are to disclose the following: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) major categories of plan assets; (3) inputs and valuation techniques used to measure the fair value of plan assets; (4) effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets.  The standard is effective for the fiscal year December 15, 2009, which is the fiscal year end December 31, 2009 for the Company.  The Company is currently assessing the impact of the standard.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Puget Energy and PSE’s financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of Puget Energy and PSE’s plans, objectives, expectations and intentions.  Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “future,” “intends,” “plans,” “projects,” “predicts,” “will likely result,” and “will continue” and similar expressions are used to identify forward-looking statements.  However, these words are not the exclusive means of identifying such statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Puget Energy and PSE’s actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and under the caption “Forward-Looking Statements” at the beginning of this report.  Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

Overview

Puget Energy, Inc. (Puget Energy) is an energy services holding company and all of its operations are conducted through its subsidiary Puget Sound Energy, Inc. (PSE), a regulated electric and natural gas utility company.   PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution, generation and natural gas distribution.  Puget Energy’s business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost effective manner through PSE. On February 6, 2009, Puget Holdings LLC (Puget Holdings) completed its merger with Puget Energy.  PSE’s basis of accounting will continue to be on a historical basis and PSE’s financial statements will not include any Accounting Standards Codification No. 805, “Business Combinations” (ASC 805) purchase accounting adjustments.
PSE generates revenues and cash flow primarily from the sale of electric and natural gas services to residential and commercial customers within a service territory covering approximately 6,000 square miles, principally in the Puget Sound region of the State of Washington.  To meet customer growth and replacement of expiring power contracts, PSE is increasing its energy efficiency programs to reduce the need for additional energy generation, pursuing additional renewable energy production resources (primarily wind) and base load natural gas-fired generation to meet its needs.  As PSE acquires new long-term energy resources, it will require access to capital markets to meet its financing needs.
The number of PSE’s electric and natural gas customers continues to increase in 2009 but at a slower rate, approximately 1.0% annually for each.  Electric retail kilowatt sales and gas therm sales for the nine months ended September 30, 2009 have declined 1.2% and 6.7%, respectively, as compared to the same period in 2008.  The decline in sales volumes in 2009 is due to warmer temperatures, the impact of PSE’s residential and commercial customer conservation programs and weaker economic conditions in the Puget Sound region.  The average temperature in PSE’s service territory during the first nine months of both 2009 and 2008 were colder than normal in the Puget Sound region which has resulted in an increase in heating degree days of 2.1% and 8.4%, respectively.  However, the winter forecast provided by the National Oceanic and Atmospheric Administration’s Climate Prediction Center is for an El Nino weather pattern, which may cause the Pacific Northwest to be drier and warmer than normal.  As a result of drier weather conditions during the first nine months of 2009, PSE hydroelectric generation and hydroelectric generation obtained under take or pay contracts has declined by 11.6% as compared to the same period in 2008 causing an increase in overall power supply costs.

Factors and Trends Affecting PSE’s Performance.
The principal business, economic and other factors that affect PSE’s operations and financial performance include:
•	The rates PSE is allowed to charge for its services;
•	Weather conditions;
•	Demand for electricity and natural gas among customers in PSE’s service territory;
•	Regulatory decisions allowing PSE to recover costs, including purchased power and fuel costs, on a timely basis;
•	PSE’s ability to supply electricity and natural gas, either through company-owned generation, purchase power contracts or by procuring natural gas or electricity in wholesale markets;
•	Availability and access to capital and the cost of capital; and
•
Regulatory compliance costs, including those related to new and developing federal regulations of electric system reliability, state regulations of natural gas pipelines and federal and state environmental standards.

Regulation of PSE Rates and Recovery of PSE Costs.  The rates that PSE is allowed to charge for its services is the single most important item influencing its financial position, results of operations and liquidity.  PSE is highly regulated and the rates that it charges its retail customers are determined by the Washington Utilities and Transportation Commission (Washington Commission).  The Washington Commission determines these rates based in part on historic test year costs plus weather normalized assumptions about hydro conditions and power costs in the relevant rate year.  If in a particular rate year PSE’s costs are higher than what is allowed to be recovered in rates, revenues may not be sufficient to permit PSE to earn its allowed return or to cover its costs.  In addition, the Washington Commission determines whether expenses and investments are reasonable and prudent in providing electric and natural gas service.  If the Washington Commission determines that part of PSE’s costs do not meet the standard, those costs may be disallowed partially or entirely and not recovered in rates.

On May 8, 2009, PSE filed a general rate case requesting recovery of increased electric and natural gas revenue requirements.  Based on supplemental general rate filings, PSE is requesting an electric general rate increase of approximately $153.6 million or 7.7% annually and an increase in natural gas rates of $30.4 million or 2.5% annually.  This rate request includes an equity component of 48.0% and a requested return on equity of 10.8%.  A final order from the Washington Commission is expected by April 2010.  On May 28, 2009, the Washington Commission approved a purchased gas adjustment (PGA) rate decrease of $21.2 million or 1.7% annually effective June 1, 2009.   On September 24, 2009, the Washington Commission approved a PGA rate decrease of $198.1 million or 17.1% annually effective October 1, 2009.  PGA rate changes do not impact net income.
Currently, PSE has a power cost adjustment (PCA) mechanism that provides for recovery of power costs from customers or refunding of power cost savings to customers, as those costs vary from the “power cost baseline” level of power costs which are set, in part, based on normalized assumptions about weather and hydro conditions. Excess power costs or power cost savings will be apportioned between PSE and its customers pursuant to the graduated scale set forth in the PCA mechanism. As a result, if power costs are significantly higher than the baseline rate, PSE’s expenses could significantly increase.  PSE also has a PGA mechanism in retail natural gas rates to recover variations in natural gas supply and transportation costs.  Variations in natural gas rates are passed through to customers; therefore PSE’s natural gas margin and net income are not affected by such variations.
Weather Conditions.  Weather conditions in PSE’s service territory can have a significant impact on customer energy usage, thus PSE’s revenues and energy supply expenses. PSE’s operating revenues and associated energy supply expenses are not generated evenly throughout the year.  While generally both PSE’s electric and natural gas sales are greatest during winter months, variations in energy usage by consumers occur from season to season and from month to month within a season, primarily as a result of weather conditions.  PSE normally experiences its highest retail energy sales and subsequently higher power costs during the winter heating season in the first and fourth quarters of the year and its lowest sales in the third quarter of the year.  Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult.  PSE is experiencing lower customer usage due in part to warmer temperatures beginning with the second quarter of 2009 as compared to 2008, although winter months of both 2008 and 2009 were colder than historical averages in the Puget Sound region.
Customer Demand.  Although in the long term PSE expects the number of natural gas customers to grow at rates slightly above electric customers, both residential electric and natural gas customers are expected to continue a long-term trend of slow decline of energy usage based on continued energy efficiency improvements and higher retail rates.  Because the Washington Commission has not approved any “decoupling” or similar regulatory adjustment mechanism for PSE, energy efficiency or conservation programs lead to a direct reduction in energy margin.  In addition, the effects of the current recession on Washington State’s economy have caused a decline in customer usage in 2009 compared to 2008.
Access to Capital.  PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term debt markets to fund its utility construction program and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy.  Neither Puget Energy nor PSE has any debt outstanding that would accelerate debt maturity upon a credit rating downgrade.  However, a ratings downgrade could adversely affect the ability to renew existing, or obtain access to new, credit facilities and could increase the cost of such facilities.  For example, under Puget Energy’s and PSE’s credit facilities, both of which expire in 2014, the borrowing costs and commitment fees increase as their respective credit ratings decline. If PSE is unable to access capital on reasonable terms, its ability to pursue improvements or acquisitions, including generating capacity, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected.  The current condition of capital markets and the economy have caused general concern regarding access to sufficient capital at a reasonable cost.  However, PSE has not been significantly impacted by the recent disruption in the credit environment and expects to continue to be able to access the capital markets to meet is short and long term borrowing needs.
Regulatory Compliance Costs and Expenditures.  PSE’s operations are subject to extensive federal, state and local laws and regulations.  Such regulations cover electric system reliability, gas pipeline system safety and energy market transparency, among other areas.  Environmental regulations of air and water quality and endangered species protection also impact the Company’s operations, as would possible climate change legislation.  PSE must spend significant sums on measures including resource planning, remediation, monitoring, pollution control equipment and emissions-related abatement and fees in order to comply with these regulatory requirements.
Compliance with these or other future regulations, such as those pertaining to climate change, could require significant capital expenditures by PSE and adversely affect PSE's financial position, results of operations, cash flows and liquidity.

Other Challenges and Strategies
Energy Supply.  As noted in PSE’s Integrated Resource Plan (IRP) filed with the Washington Commission, PSE projects that future energy needs will exceed current resources from long-term power purchase agreements and Company-controlled power resources.  The IRP identifies reductions in contractual supplies of energy and capacity available under certain long-term power purchase agreements, requiring replacement of supplies to meet projected demands.  Therefore, PSE’s IRP supports a strategy of significantly increasing energy efficiency programs, pursuing additional renewable resources (primarily wind) and additional base load natural gas-fired generation to meet the growing needs of its customers.  If PSE cannot acquire further additional energy supply resources at a reasonable cost, it may be required to purchase additional power in the open market at a cost that could, in the absence of regulatory relief, significantly increase its expenses and reduce earnings and cash flows.

Infrastructure Investment.  PSE is investing heavily in its utility infrastructure and customer service functions in order to meet increasing regulatory requirements, customer energy needs and aging infrastructure.  These investments and operating requirements give rise to significant growth in depreciation expense and operating expense, which are not recovered through the ratemaking process in a timely manner.  This “regulatory lag” is expected to continue for the foreseeable future.
Operational Risks Associated With Generating Facilities.  PSE owns and operates coal, natural gas-fired, hydro, wind-powered and oil-fired generating facilities.  Operation of electric generating facilities involves risks that can adversely affect energy output and efficiency levels, including facility shutdowns due to equipment and process failures or fuel supply interruptions.  Colstrip Unit 4, for example, has been out of service since March 2009 due to significant repair work required to the unit which was discovered during its routine overhaul.  It is estimated that the unit will be out of service until early November 2009 and that PSE will incur higher power costs of approximately $16.0 million from July through October 2009.  PSE does not have business interruption insurance coverage to cover replacement power costs and the physical loss is not covered by the project’s insurance policy.

Results of Operations

Puget Sound Energy
All the operations of Puget Energy are conducted through its subsidiary PSE.  Net income for the three months ended September 30, 2009 was $7.8 million on operating revenues of $592.6 million as compared to net loss of $7.3 million on operating revenues of $606.2 million for the same period in 2008.  Electric revenues were favorably impacted by an electric general tariff rate increase approved by the Washington Commission of 7.1% effective November 1, 2008 which contributed $4.7 million.  Gas revenues were favorably impacted by a general tariff rate increase approved by the Washington Commission of 4.6% effective November 1, 2008, which contributed $4.2 million.  Electric revenues were also favorably impacted by a 1.8% increase in electric customer usage which contributed $3.0 million, while gas sales were impacted by lower customer usage which declined 6.8% or $3.2 million, primarily due to warmer average temperatures in the Pacific Northwest during the month of July 2009 compared to the same period in 2008 combined with the impact of the recession on Washington State’s economy.  Also positively impacting gas revenues is a $4.4 million increase due to customer mix and other pricing variances.  Net income was also impacted due to the extended Colstrip outage resulting in a decline in Company-owned coal fired electric generation of 19.0% and lower hydroelectric generation due to drier weather conditions which reduced hydroelectric generation by 21.7%.  PSE owns a 25.0% interest in Colstrip Unit 4 with its share of the output being 217 megawatts (MWs).  Company-owned gas fired electric generation increased during 2009 as compared to the same period in 2008 by 160.0% due to the Colstrip Unit 4 outage.  Net income was positively impacted by an increase in unrealized gains related to derivatives of $30.7 million primarily due to the de-designation of all energy supply related cash flow hedges on July 1, 2009 and increasing volatility in market prices.  Also positively impacting net income was a $7.4 million net increase in other income and expenses due primarily to an increase in regulatory interest income from the Mint Farm Generation Station (Mint Farm) of $4.6 million, an increase in the allowance for funds used during construction (AFUDC) of $1.6 million and a $1.4 million gain on corporate owned life insurance.  These increases were partially offset by an increase in utility operations and maintenance expenses of $10.1 million, a $12.0 million increase in income taxes and an increase in depreciation and amortization of $5.8 million.
Net income for the nine months ended September 30, 2009 was $136.6 million on operating revenues of $2.4 billion as compared to net income of $112.7 million on operating revenues of $2.4 billion for the same period in 2008.  Electric sales were favorably impacted by an electric general tariff rate increase approved by the Washington Commission of 7.1% effective November 1, 2008 which contributed $38.7 million.  Gas sales were favorably impacted by a gas general tariff rate increase of 4.6% effective November 1, 2008 that was approved by the Washington Commission which contributed $32.0 million.  Electric and gas sales were impacted by lower customer usage which declined 1.2% and 6.7%, respectively.  Net income was also impacted by the extended Colstrip outage resulting in a decline in Company-owned coal fired electric generation of 14.0% and lower hydroelectric generation due to drier weather conditions which reduced hydroelectric generation by 11.6% for the period.  Company-owned gas fired electric generation increased during 2009 as compared to the same period in 2008 by 103.0% due to the Colstrip Unit 4 outage.  Net income was positively impacted by an increase in unrealized gains related to derivatives of $36.0 million primarily due to the de-designation of all cash flow hedges on July 1, 2009 and increasing volatility in market prices.  Also positively impacting net income was a $12.5 million net increase in other income and expenses due primarily to an increase in regulatory interest income from Mint Farm.  These increases were partially offset by one-time merger costs of $23.9 million related to the merger of Puget Energy with Puget Holdings.  These costs were primarily related to PSE employee compensation triggered by Puget Energy’s change of control, credit agreement related expenses and the income statement impact of deferred compensation related liability increases triggered by the merger.  Net income was also negatively impacted due to an increase of $18.5 million in utility operations and maintenance, a $17.9 million increase in depreciation and amortization and a $10.0 million increase in income taxes.

Electric Operating Revenues
The table below sets forth changes in electric operating revenues for PSE for the three months ended September 30, 2009 as compared to the same period in 2008.

(Dollars in Millions) Three Months Ended September 30,	2009	2008	Change	Percent Change
Electric operating revenues:
Residential sales	$ 195.6	$ 199.7	$ (4.1)	(2.1)%
Commercial sales	199.3	191.6	7.7	4.0
Industrial sales	24.0	25.7	(1.7)	(6.6)
Other retail sales, including unbilled revenue	12.8	4.3	8.5	*
Total retail sales	431.7	421.3	10.4	2.5
Transportation sales	3.1	2.6	0.5	19.2
Sales to other utilities and marketers	33.2	27.6	5.6	20.3
Other	(18.3)	15.9	(34.2)	*
Total electric operating revenues	$ 449.7	$ 467.4	$ (17.7)	(3.8)%
___________________
*	Percent change not applicable or meaningful.

Electric retail sales increased $10.4 million for the three months ended September 30, 2009 as compared to the same period in 2008.  The increase was due in part to the electric general rate increase of November 1, 2008 that was partially offset by a merger rate credit effective February 13, 2009, which combined, contributed to an increase in electric retail sales of $24.5 million for 2009 as compared to 2008, including a decrease in the conservation rider charged to customers for PSE’s energy efficiency programs.  Also contributing to the increases was an increase in retail electricity usage of 86,777 megawatt hours (MWhs) or 1.8% related to increased customer usage primarily related to higher temperatures in July 2009 as compared to the same period in 2008, which resulted in an increase of approximately $7.8 million to electric operating revenue.  The benefits of the Residential and Farm Energy Exchange Benefit credited to customers reduced electric operating revenues by $20.3 million.  This credit also reduced power costs and revenue sensitive taxes by a corresponding amount with no impact on earnings.
Sales to other utilities and marketers increased $5.6 million for the three months ended September 30, 2009 as compared to the same period in 2008 primarily due to a decrease in wholesale electric energy prices which decreased revenues by $12.5 million which was offset by $17.9 million due to an increase in volume.
Other electric operating revenues decreased $34.2 million for the three months ended September 30, 2009 as compared to the same period in 2008 primarily due to a decrease of $31.7 million in non-core gas sales and related losses from hedging contracts entered into to manage these natural gas costs for electric generation.  Such gains or losses on the sale of natural gas, which was intended to be used for electric generation, are included as a component of PSE’s PCA mechanism.
The table below sets forth changes in electric operating revenues for PSE for the nine months ended September 30, 2009 as compared to the same period in 2008.

(Dollars in Millions) Nine Months Ended September 30,	2009	2008	Change	Percent Change
Electric operating revenues:
Residential sales	$ 794.8	$ 783.3	$ 11.5	1.5%
Commercial sales	628.8	593.1	35.7	6.0
Industrial sales	74.4	79.2	(4.8)	(6.1)
Other retail sales, including unbilled revenue	(42.2)	(28.1)	(14.1)	(50.2)
Total retail sales	1,455.8	1,427.5	28.3	2.0
Transportation sales	7.9	5.5	2.4	43.6
Sales to other utilities and marketers	53.4	70.1	(16.7)	(23.8)
Other	(10.5)	48.4	(58.9)	*
Total electric operating revenues	$ 1,506.6	$ 1,551.5	$ (44.9)	(2.9)%
_______________
*	Percent change not applicable or meaningful.

Electric retail sales increased $28.3 million for the nine months ended September 30, 2009 as compared to the same period in 2008.  The increase was due in part to the electric general rate increase of November 1, 2008 that was partially offset by a merger rate credit effective February 13, 2009, which combined, contributed to an increase in electric retail sales of $100.4 million for 2009 as compared to 2008, including an increase in the conservation rider charged to customers for PSE’s energy efficiency programs.  This increase was partially offset by the benefits of the Residential and Farm Energy Exchange Benefit credited to customers which reduced electric operating revenues by $54.5 million.  This credit also reduced power costs and revenue sensitive taxes by a corresponding amount with no impact on earnings.  Also partially offsetting these increases was a decrease in retail electricity usage of 187,467 MWhs or 1.2% related to decreased customer usage for 2009 as compared to the same period in 2008, which resulted in a decrease of approximately $17.3 million to electric operating revenue.
Sales to other utilities and marketers decreased $16.7 million for the nine months ended September 30, 2009 as compared to the same period in 2008 primarily due to a decline in wholesale electric energy prices which decreased revenues by $31.3 million which was offset by $15.1 million due to an increase in volume.
Other electric operating revenues decreased $58.9 million for the nine months ended September 30, 2009 as compared to the same period in 2008 primarily due to $56.5 million decrease in non-core gas sales and related losses from hedging contracts entered into to manage these natural gas costs.
The following electric rate changes were approved by the Washington Commission in 2008 and 2009:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenues (Dollars in Millions)
Electric General Rate Case	November 1, 2008	7.1%	$ 130.2
Merger Rate Credit	February 13, 2009	(0.4)	(6.7)

Gas Operating Revenues
The table below sets forth changes in gas operating revenues for PSE for the three months ended September 30, 2009 as compared to the same period in 2008.

(Dollars in Millions) Three Months Ended September 30,	2009	2008	Change	Percent Change
Gas operating revenues:
Residential sales	$ 77.2	$ 71.3	$ 5.9	8.3%
Commercial sales	50.3	46.3	4.0	8.6
Industrial sales	6.6	8.0	(1.4)	(17.5)
Total retail sales	134.1	125.6	8.5	6.8
Transportation sales	3.3	3.3	--	--
Other	4.7	4.3	0.4	9.3
Total gas operating revenues	$ 142.1	$ 133.2	$ 8.9	6.7%

Gas retail sales increased $8.5 million for the three months ended September 30, 2009 as compared to the same period in 2008 primarily due to a $24.3 million increase in gas operating revenues as a result of a 11.1% PGA mechanism rate increase for retail customers effective October 1, 2008, a general rate increase effective November 1, 2008 and a 1.7% PGA mechanism rate decrease effective June 1, 2009.  The PGA mechanism passes through to customers increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs.  PSE’s gas margin and net income are not affected by changes under the PGA mechanism.  Partially offsetting this increase is a 10.1 million or 10.5% decrease in gas therm sales related to warmer temperatures for the three months ended September 30, 2009 as compared to the same period in 2008, which decreased revenue by $15.8 million.
The table below sets forth changes in gas operating revenues for PSE for the nine months ended September 30, 2009 as compared to the same period in 2008.

(Dollars in Millions) Nine Months Ended September 30,	2009	2008	Change	Percent Change
Gas operating revenues:
Residential sales	$ 563.5	$ 509.8	$ 53.7	10.5%
Commercial sales	257.9	246.2	11.7	4.8
Industrial sales	29.6	30.5	(0.9)	(3.0)
Total retail sales	851.0	786.5	64.5	8.2
Transportation sales	9.6	10.6	(1.0)	(9.4)
Other	14.9	13.2	1.7	12.9
Total gas operating revenues	$ 875.5	$ 810.3	$ 65.2	8.0%

Gas retail sales increased $64.5 million for the nine months ended September 30, 2009 as compared to the same period in 2008 due to a $129.0 million increase in gas operating revenues as a result of a 11.1% PGA mechanism rate increase for retail customers effective October 1, 2008, a general rate increase effective November 1, 2008 and a 1.7% PGA mechanism rate decrease effective June 1, 2009.  The PGA mechanism passes through to customers increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs.  PSE’s net income is not affected by changes under the PGA mechanism.  Partially offsetting the increase is a 46.5 million or 7.0% decrease in gas therm sales which decreased revenue by $64.9 million.
The following natural gas rate adjustments were approved by the Washington Commission in 2008 and 2009:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenues (Dollars in Millions)
Purchased Gas Adjustment	October 1, 2008	11.1%	$ 108.8
General Rate Case	November 1, 2008	4.3	49.2
Merger Rate Credit	February 13, 2009	(0.4)	(3.6)
Purchased Gas Adjustment	June 1, 2009	(1.7)	(21.2)
Purchased Gas Adjustment	October 1, 2009	(17.1)	(198.1)

Non-Utility Operating Revenues
The tables below set forth changes in non-utility operating revenues for PSE for the three and nine months ended September 30, 2009, respectively, as compared to the same period in 2008.

(Dollars in Millions) Three Months Ended September 30,	2009	2008	Change	Percent Change
Non-utility operating revenue	$ 0.8	$ 5.6	$ (4.8)	(85.7)%

(Dollars in Millions) Nine Months Ended September 30,	2009	2008	Change	Percent Change
Non-utility operating revenue	$ 4.3	$ 7.7	$ (3.4)	(44.2)%

Non-utility operating revenues decreased $4.8 million and $3.4 million for the three and nine months ended September 30, 2009, respectively, as compared to the same period in 2008 due to lower property sales during 2009 as compared to the same period in 2008 by PSE’s real estate subsidiary and lower revenues related to non-tariff customer support work performed by PSE.

Operating Expenses
The table below sets forth significant changes in operating expenses for PSE and its subsidiaries for the three months ended September 30, 2009 as compared to the same period in 2008.

(Dollars in Millions) Three Months Ended September 30,	2009	2008	Change	Percent Change
Purchased electricity	$ 160.9	$ 173.7	$ (12.8)	(7.4)%
Electric generation fuel	77.2	64.9	12.3	19.0
Residential exchange	(19.3)	(0.2)	(19.1)	*
Unrealized (gain) loss on derivatives	(27.1)	3.5	(30.6)	*
Utility operations and maintenance	116.1	106.0	10.1	9.5
Non-utility expense and other	2.3	5.0	(2.7)	(54.0)
Depreciation and amortization	83.5	77.7	5.8	7.5
___________________
*	Percent change not applicable or meaningful.

The table below sets forth significant changes in operating expenses for PSE and its subsidiaries for the nine months ended September 30, 2009 as compared to the same period in 2008.

(Dollars in Millions) Nine Months Ended September 30,	2009	2008	Change	Percent Change
Purchased electricity	$ 610.0	$ 645.4	$ (35.4)	(5.5)%
Residential exchange	(72.6)	(20.5)	(52.1)	*
Purchased gas	524.7	484.0	40.7	8.4
Unrealized (gain) loss on derivatives	(34.7)	1.2	(35.9)	*
Utility operations and maintenance	353.1	334.6	18.5	5.5
Merger and related costs	23.9	--	23.9	*
Depreciation and amortization	247.3	229.4	17.9	7.8
Conservation amortization	47.4	42.7	4.7	11.0
Taxes other than income taxes	225.8	214.8	11.0	5.1
___________________
*	Percent change not applicable or meaningful.

Purchased electricity expenses decreased $12.8 million and $35.4 million for the three and nine months ended September 30, 2009, respectively, as compared to the same period in 2008.  The decrease for the three months ended September 30, 2009 was primarily the result of lower wholesale market prices which contributed $6.9 million and a decrease in purchased power of 196,974 MWh or 6.7% resulting in a decrease of $10.6 million. This decrease is primarily due to lower customer usage related to weak economic conditions and higher generation from natural gas combustion turbines.  This decrease was partially offset by an increase in transmission and other expenses which contributed $4.5 million.
The decrease for the nine months ended September 30, 2009 was primarily the result of lower wholesale market prices which contributed $13.5 million and a decrease in purchased power of 493,725 MWh or 4.2% resulting in a decrease of $24.6 million. This decrease is primarily due to lower customer usage related to weak economic conditions and higher generation from natural gas combustion turbines.  This decrease was partially offset by an increase in transmission and other expenses which contributed $2.2 million.
To meet customer demand, PSE economically dispatches resources in its power supply portfolio such as fossil-fuel generation, owned and contracted hydroelectric capacity and energy and long-term contracted power.  However, depending principally upon availability of hydroelectric energy, plant availability, fuel prices and/or changing load as a result of weather, PSE may sell surplus power or purchase deficit power in the wholesale market.  PSE manages its regulated power portfolio through short-term and intermediate-term off-system physical purchases and sales as well as through other risk management techniques.
Electric generation fuel expense increased $12.3 million for the three months ended September 30, 2009, as compared to the same period in 2008.  The increase for the three months ended September 30, 2009 was due in part to increased generation from Fredonia and combustion turbines which contributed $16.3 million.  This increase was partially offset by a decrease in fuel expense of $4.6 million primarily due to the outage of Colstrip Unit 4.  The unit was taken offline in March 2009 to conduct maintenance and repair and is expected to return to service in November 2009.
Residential exchange credits associated with the Bonneville Power Administration (BPA) Residential Exchange Program (REP) increased $19.1 and $52.1 million for the three and nine months ended September 30, 2009, respectively, as a result of an agreement with BPA to continue to pass on REP benefits to PSE’s customers.  REP does not have an impact on net income.
Purchased gas expenses increased $40.7 million for the nine months ended September 30, 2009, as compared to the same period in 2008 primarily due to an increase of 11.1% in PGA rates effective October 1, 2008 offset by a 1.7% PGA rate decrease effective June 1, 2009 which provides the rates used to determine gas costs based on customer usage.  The rate increase was the result of declining costs of natural gas wholesale costs and a reduction of the credit for accumulated PGA payable balance.  The PGA mechanism allows PSE to recover expected natural gas supply and transportation costs, and defer, as a receivable or liability, any natural gas supply and transportation costs that exceed or fall short of this expected gas cost amount in PGA mechanism rates, including accrued interest.  The PGA mechanism payable balance at September 30, 2009 was $70.4 million as compared to $8.9 million at December 31, 2008.  PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances.  A receivable balance in the PGA mechanism reflects an under recovery of market natural gas cost through rates.  A payable balance reflects over recovery of market natural gas cost through rates.
Unrealized gain on derivative instruments increased $30.6 million and $35.9 million for the three and nine months ended September 30, 2009, respectively, as compared to the same period in 2008.  On July 1, 2009, PSE elected to de-designate its energy derivative contracts that met the requirements of cash flow hedges.  The contracts that were de-designated related to physical electric supply contracts and natural gas swap contracts to fix the price of natural gas for electric generation.  For these contracts, if the contract was probable of delivery, the amount in other comprehensive income (OCI) was locked and all future mark-to-market accounting will impact earnings.  The amount in OCI will be transferred to earnings when the contracts settle.  If delivery of the contract is no longer probable of occurring, the locked OCI will be transferred to earnings upon such determination.  As a result, PSE will likely experience earnings volatility in future periods.

Utility operations and maintenance expense increased $10.1 million and $18.5 million for the three and nine months ended September 30, 2009, respectively, as compared to the same period in 2008.  The increase for the three months ended September 30, 2009 was primarily due to an increase in customer service costs of $8.0 million, which includes increases in bad debt expense, electric generation operations and maintenance costs and gas operations and distribution expenses.  Also contributing to this increase is a $1.1 million increase in electric transmission and distribution costs.  The increase for the nine months ended September 30, 2009 was driven by a $15.8 million increase in customer service expenses, which included increases in bad debt expense, salaries and benefits rent expense, and electric transmission and distribution costs and a $2.7 million increase in gas operations costs.
Non-utility expense and other decreased $2.7 million for the three months ended September 30, 2009, as compared to the same period in 2008 due to a decrease in non-tariff customer support work performed by PSE and a decrease related to the termination of Puget Energy’s previous stock-based compensation plan.
Merger and related costs associated with the merger with Puget Holdings increased $23.9 million for the nine months ended September 30, 2009, as compared to the same period in 2008.  The costs include compensation costs as a result of the change in control, write-off of deferred debt costs associated with the termination of the pre-merger credit facilities, expenses associated with new credit facilities and the impact of deferred compensation liabilities as a result of the merger.  Pursuant to the Washington Commission merger order commitments, PSE will not seek recovery of these costs.
Depreciation and amortization expense increased $5.8 million and $17.9 million for the three and nine months ended September 30, 2009, respectively, as compared to the same period in 2008.  Excluding the regulatory credit for the deferral of Mint Farm fixed costs of $3.4 million and $10.4 million, depreciation and amortization expense increased $9.2 million and $28.3 million, respectively, for the three and nine months ended September 30, 2009 as compared to the same period in 2008.  This increase is due to additional depreciable property placed into service, amortization adjustments for Mint Farm and Whitehorn and an increase in storm amortization costs as approved in PSE’s general rate case effective November 1, 2008.
Conservation amortization increased $4.7 million for the nine months ended September 30, 2009, as compared to the same period in 2008, due to lower recovery of conservation expenditures.  Conservation amortization is a pass-through tariff item with no impact on earnings.
Taxes other than income taxes increased $11.0 million for the nine months ended September 30, 2009 as compared to the same period in 2008 due to revenue sensitive taxes from increased revenue.

Other Income, Other Expenses, Interest Expense and Income Tax Expense.  The table below sets forth significant changes for PSE for the three months ended September 30, 2009 as compared to the same period in 2008.

(Dollars in Millions) Three Months Ended September 30,	2009	2008	Change	Percent Change
Other income and expense, net	$ 12.0	$ 4.6	$ 7.4	* %
Income tax expense (benefit)	9.8	(2.1)	11.9	*
___________________
*	Percent change not applicable or meaningful.

The table below sets forth significant changes for PSE for the nine months ended September 30, 2009 as compared to the same period in 2008.

(Dollars in Millions) Nine Months Ended September 30,	2009	2008	Change	Percent Change
Other income and expense, net	$ 30.2	$ 17.7	$ 12.5	70.6%
Interest expense	149.6	144.6	5.0	3.5
Income tax expense	56.8	46.8	10.0	21.4

Other income and expense increased $7.4 million and $12.5 million for the three and nine months ended September 30, 2009, respectively, as compared to the same period in 2008.  The increase was primarily due to an increase in regulatory interest income from Mint Farm of $4.6 million, AFUDC of $1.6 million and $1.4 million gain on corporate owned life insurance.  The increase of $12.5 million for nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to an increase in regulatory interest income from Mint Farm partially offset by a charitable contribution of $5.0 million.
Interest expense increased $5.0 million for the nine months ended September 30, 2009, as compared to the same period in 2008.  The increase was primarily due to issuance of higher long-term debt and increased debt issuance amortization costs on the post–merger credit facilities.
Income tax expense increased $11.9 million and $10.0 million for the three and nine months ended September 30, 2009, respectively, as compared to the same period in 2008.  The third quarter 2009 increase was primarily due to a higher effective tax rate in part due to a revision in the wind generation and production tax credit forecast which lowered the expected production tax credits.  In addition, the forecast of annual pre-tax income increased, which has the effect of increasing the effective rate.  The increase of $10.0 million for nine months ended September 30, 2009 as compared to the same period in 2008 is primarily due to the increase in pre-tax income.

Puget Energy
All the operations of Puget Energy are conducted through its subsidiary PSE.  “Predecessor” refers to the operations of Puget Energy and PSE prior to the consummation of the merger.  “Successor” refers to the operations of Puget Energy and PSE subsequent to the merger.  The merger was accounted for in accordance with the Financial Accounting Standards Board (FASB) ASC 805.  The purchase price was allocated to the related assets and liabilities based on their respective estimated fair values on the merger date with the remaining consideration recorded as goodwill.  The fair values of assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets.  Goodwill is not amortized, but is subject to impairment testing on an annual basis.  Such adjustments to fair value and the allocation of purchase price between identifiable intangibles and goodwill will have an impact on Puget Energy’s expenses and profitability.
Puget Energy’s net income for the three and nine months ended September 30 is as follows:

(Dollars in Millions)	Successor Three Months Ended September 30, 2009	Predecessor Three Months Ended September 30, 2008	Total Nine Months Ended September 30, 2009	Successor February 6, 2009 - September 30, 2009	Predecessor January 1, 2009 - February 5, 2009	Predecessor Nine Months Ended September 30, 2008
PSE reported net income	$ 7.8	$ (7.3)	$136.6	$105.0	$ 31.6	$ 112.7
PSE fair value adjustments	30.0	--	53.7	53.6	--	--
Puget Energy (parent)	(13.3)	(0.9)	(57.4)	(38.5)	(18.8)	(7.5)
Net income (loss)	$ 24.5	$ (8.2)	$132.9	$120.1	$ 12.8	$ 105.2

Puget Energy’s net income for the three months ended September 30, 2009 was $24.5 million on operating revenues of $592.6 million as compared to net loss of $8.2 million on operating revenues of $606.2 million for the same period in 2008, which included PSE net income of $7.8 million and operating revenues of $592.6 million.
PSE’s basis of accounting will continue to be on a historical basis and PSE’s financial statements will not include any ASC 805 purchase accounting adjustments.  Puget Energy’s net income was also impacted by purchase accounting related to valuations of PSE’s assets and liabilities and additional interest expense at Puget Energy as a result of the issuance of debt at the time of the merger.  Puget Energy’s net income was positively impacted by unrealized gains on derivative instruments related to settlements of contracts and mark-to-market accounting of derivative contracts which increased net income by an additional $47.7 million pre-tax due to purchase accounting and changes in the forward market prices on natural gas and electricity.  These contracts were reassessed and valued at Puget Energy due to purchase accounting.  Net income was impacted by increases in interest expense of $20.2 million related to the issuance of debt at the time of the merger.  There was a $2.1 million increase in expense due to pension and postretirement plan costs associated with the remeasurement of PSE’s retirement plans at the time of the merger.
Net income for the nine months ended September 30, 2009 was $132.9 million on operating revenues of $2.4 billion as compared to net income of $105.2 million on operating revenues of $2.4 billion for the same period in 2008, which included PSE net income of $136.6 million and operating revenues of $2.4 billion.  Net income was positively impacted by an increase in unrealized gains related to derivatives as a result of the reassessment of derivatives due to purchase accounting under ASC 815, “Derivatives and Hedging” (ASC 815).  Puget Energy revalued the contracts at the date of the merger and determined that certain Normal Purchase Normal Sale (NPNS) contracts would be marked-to-market on Puget Energy’s financial statements while they remain NPNS contracts on PSE financial statements.  In addition, at the time of the merger, cash flow hedge contracts had recorded an unrealized loss in accumulated OCI which was reclassified to goodwill in accordance with ASC 805.  As these contract settle, the losses reflected at the time of the merger are reversed through earnings at Puget Energy while they are reversed through OCI at PSE.  These increases were partially offset by one-time merger costs of $47.1 million, of which $23.9 million was from PSE related to the merger of Puget Energy with Puget Holdings.  These costs were primarily related to PSE employee compensation triggered by Puget Energy’s change of control, credit agreement related expenses and the income statement impact of deferred compensation related liability increases triggered by the merger.  Additional costs were for real estate excise tax, legal fees, transaction advisory services and severance.  Net income was impacted by increases in interest expense of $51.3 million related to the issuance of debt at the time of the merger and a $5.0 million charitable contribution to the PSE Foundation.  Also impacting net income is a $4.9 million increase in expense due to pension and postretirement plan costs.

The following tables set forth changes between Puget Energy and PSE income statements as a result of purchase accounting adjustments, merger related costs and Puget Energy operating expenses.  Significant changes related to Puget Energy will be discussed below.  See “Puget Sound Energy Results from Operations” for a discussion of PSE changes.

Benefit/(Expense) (Dollars in Millions)	Successor	Predecessor
Three Months Ended September 30,	2009	2008	Change
PSE reported net income (loss)	$ 7.8	$ (7.3)	$ 15.1
Purchased electricity	0.1	--	0.1
Unrealized gain on derivative instruments	47.7	--	47.7
Non-utility expense and other	(2.1)	--	(2.1)
Merger related costs	--	(1.3)	1.3
Interest expense	(20.0)	0.2	(20.2)
Income tax expense	(9.0)	0.2	(9.2)
Puget Energy net income (loss)	$ 24.5	$ (8.2)	$ 32.7

(Dollars in Millions)	Successor	Predecessor		Predecessor
Benefit/(Expense) Nine Months Ended September 30,	February 6, 2009 - September 30, 2009	January 1, 2009 - February 5, 2009	Combined	Nine Months Ended September 30, 2008	Change
PSE reported net income	$ 105.0	$ 31.6	$ 136.6	$ 112.7	$ 23.9
Other operating revenue	0.3	--	0.3	--	0.3
Purchased electricity	0.4	--	0.4	--	0.4
Unrealized (gain)loss on derivative instruments	86.6	--	86.6	--	86.6
Non-utility expense and other	(5.8)	--	(5.8)	(0.4)	(5.4)
Merger related costs	(2.7)	(20.4)	(23.1)	(8.3)	(14.8)
Depreciation and amortization	0.1	--	0.1	--	0.1
Charitable contribution expense	(5.0)	--	(5.0)	--	(5.0)
Interest expense	(50.7)	--	(50.7)	0.6	(51.3)
Income tax expense	(8.1)	1.6	(6.5)	0.6	(7.1)
Puget Energy net income	$ 120.1	$ 12.8	$ 132.9	$ 105.2	$ 27.7

Unrealized gain on derivative instruments at Puget Energy was higher than the unrealized gain at PSE by $47.7 million and $86.6 million for the three and nine months ended September 30, 2009, respectively, due to the reassessment of derivatives due to purchase accounting under ASC 805.  Puget Energy revalued the contracts at the date of the merger and determined that certain NPNS contracts would be marked-to-market on Puget Energy financial statements while they remain NPNS contracts on PSE financial statements.  In addition, at the time of the merger, cash flow hedge contracts had recorded an unrealized loss in accumulated OCI which was reclassified to goodwill in accordance with ASC 805.  As these contract settle, the losses reflected at the time of the merger are reversed through earnings at Puget Energy while they are reversed through OCI at PSE.
On July 1, 2009, Puget Energy elected to de-designate its energy derivative contracts that previously had been determined to meet the requirements of cash flow hedges with the primary goal being to simplify its financial reporting.  The contracts that were de-designated related to physical electric supply contracts and natural gas swap contracts to fix the price of gas for electric generation.  For these contracts, if the contract was probable of delivery the amount in OCI was locked and all future mark-to-market accounting will impact earnings.  The amount in OCI will be transferred to earnings when the contracts settle.  If the delivery of the contract is no longer probable of occurring, the locked OCI will be transferred to earnings upon such determination.  As a result, Puget Energy will likely experience earnings volatility in future periods.
Non-utility expense and other at Puget Energy was higher than PSE by $2.1 million and $5.4 million for the three and nine months ended September 30, 2009, respectively, primarily related to a remeasurement of PSE’s pension and post retirement plans due to the merger under ASC 805, which contributed $1.7 million and $4.9 million for the three and nine months ended September 30, 2009.
Merger related costs increased $14.8 million at Puget Energy for the nine months ended September 30, 2009 related to compensation triggered by Puget Energy’s change of control, excise taxes associated with the transaction and financial advisor fees.
Charitable contribution expense increased $5.0 million at Puget Energy for the nine months ended September 30, 2009, due to a charitable contribution to the PSE Foundation.
Interest expense at Puget Energy increased $20.2 million and $51.3 million for the three and nine months ended September 30, 2009, respectively, due to the term loan and credit facility entered into by the Consortium as part of the purchase of Puget Energy.
Income tax expense at Puget Energy increased $9.2 million and $7.1 million for the three and nine months ended September 30, 2009.  The third quarter 2009 increase was due to an increase in pre-tax income.  The increase for the nine months ended September 30, 2009 as compared to the same period in 2008 is due to an increase in pre-tax income combined with an increase in the effective tax rate.  The effective tax rate increase is attributable primarily to non-deductible merger transaction costs.

Capital Requirements
Contractual Obligations and Commercial Commitments
With the exception of the $350.0 million in senior notes issued on September 8, 2009, which, including accrued interest, is a $351.1 million contractual obligation, there have been no material changes from the contractual obligations and consolidated commercial commitments set forth in Part II, Item 7 in Puget Energy’s Form 10-Q for the period ended March 31, 2009 and in PSE’s Form 10-Q for the period ended June 30, 2009.  The accrued interest on the senior notes from October 1, 2009 through the life of the issuance is $604.5 million.  The information provided in the contractual obligations table is incorporated herein by reference to the material under “Capital Requirements” in Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the combined Puget Energy and PSE annual report on Form 10-K.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems are designed to meet continuing customer growth and to support reliable energy delivery.  The cash flow construction expenditures, excluding equity AFUDC and customer refundable contributions were $533.3 million for the nine months ended September 30, 2009.  The anticipated utility construction expenditures, excluding AFUDC, for 2009, 2010 and 2011 are:

Capital Expenditure Estimates (Dollars in Millions)	2009	2010	2011
Energy delivery, technology and facilities	$659	$657	$626
New supply resources	180	369	524
Total expenditures	$839	$1,026	$1,150

The proposed utility construction expenditures and any new generation resource expenditures that may be incurred are anticipated to be funded with a combination of sources that may include cash from operations, short-term debt, long-term debt and/or equity.  Construction expenditure estimates, including any new generation resources, are subject to periodic review and adjustment in light of changing economic, regulatory, environmental and efficiency factors.  PSE’s strategy and its related capital expenditures result in a level of spending that will likely exceed its cash flow from operations.  As a result, successful execution of PSE’s strategy is dependent in part on continued access to the capital markets.

Capital Resources
Cash From Operations

Puget Sound Energy
Cash generated from operations for the nine months ended September 30, 2009 was $594.1 million, an increase of $23.5 million from the $570.6 million generated during the nine months ended September 30, 2008.  The increase was primarily the result of an overrecovery of natural gas costs through the PGA mechanism during the first nine months of 2009 of $61.5 million compared to an underrecovery of $61.7 million during the same period in 2008 which increased operating activities by $123.2 million.  Further, PSE made net payments of $39.7 million in income taxes during the first nine months of 2008 compared to a net payment of $0.1 million in 2009 which resulted in an increase of $39.8 million.  In addition, PSE recognized $105.4 million greater net deferred income taxes and tax credits during the nine months ended September 30, 2009 as compared to the same period in 2008.  Also, fuel and gas inventory decreased by $13.1 million during the first nine months of 2009 compared to an increase of $32.7 during 2008, which resulted in an increase of $45.8 million.
The increase in cash generated from operating activities for the first nine months of 2009 as compared to 2008 was partially offset by $18.0 million in pension funding during 2009, as well as net payments of $131.2 million of accounts payable during the first nine months of 2009 compared to net payments of $76.7 million in 2008 due to the timing of payments, which resulted in a decrease of $54.5 million.  PSE increased prepaid income taxes for the first nine months of 2009 by $132.1 million compared to the same period in 2008, and increased net payments made for the residential exchange program by $31.0 over the same period in 2008.  PSE paid $37.7 million in transmission deposits to secure future transmission capacity for the Lower Snake River Wing Project.  PSE also incurred $14.7 million of deferred costs related to Mint Farm during 2009.

Puget Energy
Cash generated from operations for the nine months ended September 30, 2009 was $784.9 million, an increase of $225.5 million from the $559.4 million generated during the nine months ended September 30, 2008.  The increase was primarily the result of $349.7 million in derivative settlement payments reclassified to financing activities as a result of the merger.  Also contributing to the increase in operating cash flow was the overrecovery of natural gas costs through the PGA mechanism during the first nine months of 2009 of $61.5 million compared to an underrecovery of $61.7 million during the same period in 2008 which increased operating activities by $123.2 million.  Taxes payable increased $6.1 million during the first nine months of 2009 compared to a decrease of $25.9 million in 2008, causing an increase of $32.0 million, and fuel and gas inventory increased $7.1 million compared to an increase of $32.7 million in 2008, causing an increase in cash from operations of $25.6 million.  In addition, Puget Energy recognized $131.5 million greater net deferred income taxes and tax credits during the nine months ended September 30, 2009 as compared to the same period in 2008.
The increase in cash generated from operating activities for the first nine months of 2009 as compared to 2008 was partially offset by an increase of $145.2 million in natural gas payments and payment of gas financial hedge contracts, power cost and other payable balances as compared to the same period in 2008, and $18.0 million in pension funding during 2009.  Further, Puget Energy received a refund of $42.4 million in income taxes during the first nine months of 2008 compared to a net refund of $0.1 million in 2009 which resulted in a decrease of $42.3 million.  PSE paid $37.7 million in transmission deposits to secure future transmission capacity for the Lower Snake River Wind Project, and increased net payments made for the residential exchange program by $31.0 over the same period in 2008.  Puget Energy also increased prepaid income taxes for the first nine months of 2009 by $159.2 million compared to the same period in 2008, and incurred $14.7 million of deferred costs related to Mint Farm during 2009.

Financing Program
Financing utility construction requirements and operational needs are dependent upon the amount of cash available and the cost and availability of external funds from the capital markets.  PSE anticipates refinancing the redemption of bonds with its liquidity facilities and/or the issuance of new bonds.  Access to funds depends upon factors such as general economic conditions, regulatory climate and policies, Puget Energy’s and PSE’s credit ratings and investor receptivity to investing in the utility industry and PSE.

Liquidity Facilities and Commercial Paper
PSE’s short-term borrowings and sales of commercial paper are used to provide working capital and funding of utility construction programs.  Puget Energy and PSE have not been significantly impacted by the recent disruption in the credit environment.

Puget Energy Credit Facilities
Effective with the close of the merger on February 6, 2009, Puget Energy has a $1.225 billion five-year term loan and a $1.0 billion credit facility for funding utility capital expenditures.  Prior to the merger close, Puget Energy had no credit facilities.
Puget Energy’s credit agreements contain usual and customary affirmative and negative covenants that, among other things, place limitations on its, or its operating companies’ ability to incur additional indebtedness and liens, issue equity, pay dividends, transact with affiliates and make dispositions and investments.  The credit agreements also contain financial covenants, whose measurement periods began with the third quarter 2009 financial statements, based on the following three ratios:  cash flow interest coverage, cash flow debt leverage and debt service coverage. Puget Energy certifies its compliance with such covenants each quarter with the lending banks.  As of September 30, 2009, Puget Energy exceeded each of the ratio minimums.
The two credit facilities mature in February 2014, contain similar terms and conditions and are syndicated among numerous banks and financial institutions.  The agreements provide Puget Energy with the ability to borrow at different interest rate options and include variable fee levels.  Borrowings may be at the bank’s prime rate plus a spread or at floating rates based on the London Interbank Offered Rate (LIBOR) plus a spread.  Puget Energy must also pay a commitment fee on the unused portion of the $1.0 billion facility.  The spreads and the commitment fee depend on Puget Energy’s credit ratings as determined by Standard & Poor’s (S&P) and Moody’s Investment Services (Moody’s).  Based on Puget Energy’s credit ratings as of the date of this report, the spread over prime rate is 125 basis points, the spread to the LIBOR is 225 basis points and the commitment fee is 84 basis points.
As of September 30, 2009, the term loan was fully drawn at $1.225 billion and $258.0 million was outstanding under the $1.0 billion facility, leaving $742.0 million available for use on the facility.  Concurrent with the borrowings under these credit agreements, Puget Energy entered into a series of interest rate swaps with a group of banks to fix the interest rates at 4.76% for the term of the credit facilities on these two loans totaling $1.483 billion.

PSE Credit Facilities
As of September 30, 2009 PSE had no short-term borrowings and as of February 5, 2009, PSE had $838.6 million in short-term borrowings under its credit facilities.  Effective immediately after the merger on February 6, 2009, PSE has three committed unsecured revolving credit facilities that provide, in the aggregate, $1.150 billion in short-term borrowing capability.  Each of the credit facilities are described below.

PSE Credit Agreements from February 6, 2009
Effective with the close of the merger, PSE has three committed unsecured revolving credit facilities that provide, in the aggregate, $1.150 billion in short-term borrowing capability.  These new facilities include a $400.0 million credit agreement for working capital needs, a $400.0 million credit facility for funding capital expenditures and a $350.0 million facility to support energy hedging activities.
PSE’s credit agreements contain similar usual and customary covenants as described in the Puget Energy agreements.  PSE’s financial covenants include cash flow interest coverage and cash flow debt leverage ratios whose measurement periods began with the third quarter 2009 financial statements.  PSE certifies its compliance with such covenants each quarter with the leading banks.
These facilities mature in 2014, contain similar terms and conditions and are syndicated among numerous committed banks.  The agreements provide PSE with the ability to borrow at either a base rate (based on the Prime Rate) or the Eurodollar rate (based on the LIBOR), plus a spread.  PSE must also pay a commitment fee on the unused portion of the facilities. The spread and the commitment fee depend on PSE’s credit ratings as determined by S&P and Moody’s credit ratings. Based on PSE’s credit ratings as of the date of this report, the spread is 85 basis points and the commitment fee is 26 basis points.  The $400.0 million working capital facility and $350.0 million credit agreement to support energy hedging allow for issuing standby letters of credit up to the entire amount of the credit agreements.  The $400.0 million working capital facility also serves as a backstop for PSE’s commercial paper program.
As of September 30, 2009, PSE had no borrowings outstanding under either the working capital or capital expenditure facilities and had a $20.0 million letter of credit outstanding under the facility supporting energy hedging.  Outside of the credit agreements, PSE had a $6.0 million letter of credit through a bank in support of a long-term transmission contract.

PSE Credit Agreements at February 5, 2009
At February 5, 2009, PSE had available unsecured revolving credit agreements in the amounts of $500.0 million for working capital purposes and $350.0 million to support energy hedging activities, each expiring in April 2012.  The credit agreements provided credit support for letters of credit and commercial paper.  At February 5, 2009, PSE had $249.9 million of loans outstanding plus a $6.6 million letter of credit under the $500.0 million facility and a $30.0 million letter of credit and no loans drawn under the $350.0 million facility.  There was no commercial paper outstanding under either facility.
In August 2008, PSE entered into a nine-month, $375.0 million credit agreement with four banks and as of February 5, 2009, PSE had fully drawn the $375.0 million capacity under the agreement.
At February 5, 2009, PSE had a $200.0 million receivables securitization facility which was set to expire in December 2010.  At February 5, 2009, $188.0 million was outstanding under the receivables securitization facility.  The facility allowed receivables to be used as collateral to secure short-term loans, not exceeding the lesser of $200.0 million or the borrowing base of eligible receivables, which fluctuate with the seasonality of energy sales to customers.  On February 6, 2009, the credit agreements and securitization facility were repaid, terminated and were replaced with the new post-merger facilities described above.

Demand Promissory Note.  On June 1, 2006, PSE entered into an uncommitted revolving credit facility with its parent, Puget Energy, pursuant to a Demand Promissory Note (Note) under which PSE may borrow up to $30.0 million from Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lowest of the weighted-average interest rate of: (a) PSE’s outstanding commercial paper interest rate or (b) PSE’s senior unsecured revolving credit facility.  At September 30, 2009, the outstanding balance of the Note was $22.9 million.  As of December 31, 2008, the outstanding balance of the Note was $26.1 million.  This Note is unaffected by the February 6, 2009 merger.

Long-term Funding and Restrictive Covenants
Bond Issuances.  On January 23, 2009, PSE issued $250.0 million of senior notes, secured by first mortgage bonds. The bonds are non-callable, were placed with approximately 35 institutional investors, have a term of seven years and carry a 6.75% interest rate. On September 11, 2009, PSE issued $350.0 million of senior notes, secured by first mortgage bonds. The bonds are non-callable, were placed with approximately 80 institutional investors, have a term of 30 years and carry a 5.757% interest rate.

Dividend Payment Restrictions.  The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At September 30, 2009 approximately $439.5 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.  In addition, beginning February 6, 2009, as approved in the Washington Commission merger order, PSE dividends may not be declared or paid if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  In addition, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade (equal to or greater than BBB- with S&P and Baa3 with Moody’s), or if its credit rating is below investment grade, then PSE’s ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than three to one.  Puget Energy’s ability to pay dividends to its shareholder is also limited by the merger order as well as by the terms of its credit facilities, beginning February 6, 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than two to one.  At September 30, 2009, the Company met or exceeded all restrictive test minimums required for the payment of dividends.
The type and amount of future long-term financing for Puget Energy and PSE are limited by provisions in their credit agreements and restated articles of incorporation as well as PSE’s mortgage indentures.  Under its credit agreements, Puget Energy is generally limited to permitted refinancings and borrowings under its credit facilities and by restrictions placed upon its subsidiaries.  One such restriction on PSE limits it to $500.0 million of long-term debt per year plus any amount needed to refinance maturing bonds.  Unused amounts under this limitation may be carried forward into future years.  Puget Energy’s facilities contain a provision whereby additional capital expenditure loans up to $750.0 million may, under certain conditions, be made available after the $1.0 billion capital expenditure commitment has been fully borrowed.

PSE issues long-term debt secured under electric and natural gas mortgage indentures.   Under the most restrictive tests, at September 30, 2009, PSE could issue:

•
approximately $661.0 million of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $1.1 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at September 30, 2009; and

•
approximately $652.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.1 billion of gas bondable property available for issuance, subject to interest coverage ratio limitations of 1.75 times and 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), which PSE exceeded at September 30, 2009.

At September 30, 2009, PSE had approximately $5.3 billion in electric and natural gas ratebase to support the interest coverage ratio limitation test for net earnings available for interest.

Credit Ratings
Neither Puget Energy nor PSE have any debt outstanding that would accelerate debt maturity upon a credit rating downgrade.  A ratings downgrade could adversely affect the ability to renew existing, or obtain access to new credit facilities and could increase the cost of such facilities.  For example, under Puget Energy’s and PSE’s credit facilities, the borrowing costs and commitment fee increase as their respective credit ratings decline.  A downgrade in commercial paper ratings could preclude PSE’s ability to issue commercial paper under its current programs.  The marketability of PSE commercial paper is currently limited by the A-2/P-3 ratings by S&P and Moody’s, respectively.  In addition, downgrades in any or a combination of PSE’s debt ratings may prompt counterparties on a contract by contract basis in the wholesale electric, wholesale natural gas and financial derivative markets to require PSE to post a letter of credit or other collateral, make cash prepayments, obtain a guarantee or provide other mutually agreeable security.
On January 16, 2009, S&P raised its corporate credit rating on PSE to BBB from BBB- while it also lowered its corporate credit rating on Puget Energy to BB+ from BBB-.   The rating actions reflected the anticipated completion of the acquisition of Puget Energy and PSE by Puget Holdings, which occurred on February 6, 2009.  In taking this action, S&P noted that the acquisition was expected to increase total net debt by $850 million on a consolidated basis while reducing debt at PSE.  At the same time, S&P removed the both companies’ ratings from credit watch with negative implications and revised its ratings outlook to stable.
On February 2, 2009, Moody’s downgraded the issuer rating of Puget Energy to Ba2 from Ba1 and affirmed the long-term ratings of PSE.  The ratings downgrade at Puget Energy reflected Moody’s concern about the increase in financial risk resulting from the additional debt being introduced from the acquisition by Puget Holdings. The ratings outlook for both companies is stable.
On August 3, 2009, Moody’s upgraded the Senior Secured Debt rating of PSE to Baa1 from Baa2.

The ratings of Puget Energy and PSE, as of October 30, 2009 were as follows:

Ratings
	S&P	Moody’s
Puget Sound Energy, Inc.
Corporate credit/issuer rating	BBB	Baa3
Senior secured debt	A-	Baa1
Junior subordinated notes	BB+	Ba1
Commercial paper	A-2	P-3
Bank facilities	BBB	Baa3
Ratings outlook	Stable	Stable
Puget Energy, Inc.
Corporate credit/issuer rating	BB+	Ba2
Bank facilities	BB+	Ba2
Ratings outlook	Stable	Stable

Other

Regulation and Rates
On October 16, 2009, PSE filed an accounting petition requesting that the Washington Commission authorize the deferral and recovery of incremental costs associated with protecting the Company’s infrastructure, facilitating public safety, and preparing PSE’s electric and natural gas system in the Green River Valley flood plain in anticipation of release of water from the U.S. Army Corps (Corps) of Engineers’ Howard Hanson Dam (the Dam).  In the event of actual flooding, PSE also petitioned the Washington Commission to allow the deferral of costs associated with the repair and restoration of the electric and natural gas system infrastructure affected by the flood waters.

On October 7, 2009, PSE filed an amended accounting petition requesting that the Washington Commission authorize PSE to defer the net revenues from the sale of renewable energy credits (RECs) and carbon financial instruments  (collectively, REC Proceeds) and use the revenues to: (1) provide funding for low income energy efficiency and renewable energy services; (2) credit a portion of the REC Proceeds to the California Receivable; and (3) provide a credit to customers by offsetting the REC Proceeds against a regulatory asset.  The accounting petition is an amended petition to the accounting petition originally filed in April 2007 that requested deferred accounting treatment for renewable energy credits.
On September 30, 2009, PSE filed an accounting petition requesting that the Washington Commission authorize PSE to normalize any Treasury grant dollars received under Section 1503 of the American Recovery and Reinvestment Act of 2009 associated with the Wild Horse Expansion project.  Treasury grants are tax free grants related to certain renewable energy infrastructure that are available in lieu of the production tax credit allowed under the Internal Revenue Code.
On September 24, 2009, the Washington Commission approved a revision to PSE’s Residential and Farm Energy Exchange Benefit effective on October 1, 2009.  The tariff change revised the credit applied to residential and small customer electric tariff schedules from $103.2 million to $81.7 million on an annualized basis.  The Washington Commission also approved PSE’s continuation of a residential exchange balancing account (for timing differences related to the BPA payment versus the PSE rate credit) and applicable interest computations on the balancing account.
On September 24, 2009 the Washington Commission approved PSE’s requested revisions to its PGA tariff schedules resulting in a decrease of $198.1 million or 17.1% on an annual basis in gas sales revenues effective October 1, 2009.  The rate decrease was the result of lower costs of natural gas in the forward market and an increase of the credit for the accumulated PGA payable balance.  The PGA rate change will impact PSE’s revenue but will not impact its net income as the decreased revenue will be offset by decreased purchased gas costs.
On May 28, 2009, the Washington Commission approved a PGA rate decrease of $21.2 million or 1.7% annually effective June 1, 2009.  PGA rate changes do not impact net income.
On May 8, 2009, PSE filed a general rate case requesting recovery of increased electric and natural gas revenue requirements.  PSE requested an electric general rate increase of approximately $148.1 million or 7.4% annually, and an increase in natural gas rates of $27.2 million or 2.2% annually.  On August 3, 2009 PSE filed a correction to the natural gas rate request which changed the rate increase to $30.4 million or 2.5%.  On September 28, 2009, PSE filed supplemental testimony that updated power costs and load forecast, among other changes.  The supplemental filing changed the requested electric rate increase to $153.6 million or 7.67%.  This rate request includes an equity component of 48.0% and a requested return on equity of 10.8%.  A final order from the Washington Commission is expected by April 2010.
On April 17, 2009, the Washington Commission issued an order approving and adopting a settlement agreement that authorized PSE to defer certain ownership and operating costs related to its purchase of the Mint Farm Generation Station (Mint Farm) that will be incurred prior to PSE recovering such costs in electric customer rates.  Under Washington State law, a jurisdictional electric utility may defer the costs associated with purchasing and operating a natural gas plant that complies with the greenhouse gas (GHG) emissions performance standard until the plant is included in rates or for two years from the date of purchase, whichever is sooner.  As of September 30, 2009, PSE had established a regulatory asset of $17.1 million per the Washington Commission order.  The prudence of the Mint Farm acquisition, recovery of costs of Mint Farm and compliance with the GHG emissions performance standard will be addressed in PSE’s general rate proceeding.
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

Pacific Northwest Refund Proceeding
 In October 2000, PSE filed a complaint at FERC (Docket No. EL01-10) against “all jurisdictional sellers” in the Pacific Northwest seeking prospective price caps consistent with any result FERC ordered for the California markets.   In April 2009, the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) rejected the requests for rehearing filed in this matter and remanded the proceeding to FERC.  FERC is now considering what response to take to the Court remand order.  PSE, Powerex and several other sellers have petitioned the US Supreme Court for review of the Ninth Circuit decision.  That petition is unlikely to be decided before 2010.  PSE intends to vigorously defend its position but is unable to predict the outcome of this matter.

Proceedings Relating to the Bonneville Power Administration
Like other investor-owned utilities in the region, PSE has been a party to certain agreements with the BPA that provide payments under its REP to PSE which PSE passes through to its residential and small farm electric customers.  Several actions in the Ninth Circuit against BPA asserted that BPA acted contrary to law in connection with this REP, including with respect to benefits received or to be received by PSE from BPA. After Ninth Circuit decisions in those actions, BPA revisited certain REP determinations and calculations relating to payments made in the 2001 to 2006 period.  PSE also has an agreement with BPA for going forward REP payment amounts to 2012 and for the period 2012 to 2028 and has sought Ninth Circuit review of the agreements related thereto.  The amounts of such payments and the methods utilized in setting them are subject to FERC review or judicial review, or both, and are subject to adjustment, which may affect the amount of REP benefits paid or to be paid by BPA to PSE.  It is not clear what impact, if any, these reviews or other REP-related litigation may ultimately have on PSE.

Outage Claim.  On April 23, 2009, PSE experienced an outage predominantly in Skagit County, Washington, that resulted in approximately 93,000 PSE customers losing electric service for periods ranging from less than an hour to about six hours.  Investigation of the outage determined that it was caused by a failing transmission line connector.  PSE responded to customer inquiries and filed various reports with regulatory bodies concerning the event.  In addition, PSE filed a report with the WECC describing the event, its cause and the remedial measures PSE has put in process to minimize the potential for a similar event in the future.  Under the mandatory reliability standards, WECC and NERC are empowered to conduct investigations of outages and impose penalties if standards were violated.  PSE does not believe that reliability standards were violated.  Both WECC and NERC have indicated to PSE that their reviews are concluded and they consider the matter closed.  Customer claims may ensue and the outcome of any such proceeding is not known at this time.

Potential for Flooding in the Green River Valley
The Dam, located on the upper reach of the Green-Duwamish River, provides flood risk reduction for the benefit of the Green River Valley of south King County.  Formerly an agricultural area, the Green River Valley now is home to substantial residential, commercial and industrial development in such communities as Auburn, Kent, Renton, South Seattle and Tukwila, all of which are within PSE’s gas and electric service territories.  In addition to many gas and electric customers, the area is home to critical PSE infrastructure, including transmission substations, distribution systems, and key operational facilities housing over 200 employees.  As a result of heavy rains in January 2009, which damaged a section of the Dam and the decision by the Corps in July 2009 to reduce the Dam’s flood storage capacity pending the completion of improvements to it, there is an increased risk to downstream communities for higher flood levels during this and future storm seasons, according to the Corps.  Working closely with the Corps, King County, the many affected jurisdictions, and other agencies, PSE is preparing for the possibility of flooding, potentially multiple times, that could disrupt service to tens of thousands of electric and gas customers and damage substantial PSE infrastructure. The region has been advised by the Corps that there is an increased risk to downstream communities for higher flood levels during this and future storm seasons due to damage that occurred to the Dam in early 2009.  PSE is preparing for the possibility of flooding, potentially multiple times, that could disrupt service to tens of thousands of electric and gas customers and damage substantial PSE infrastructure.  PSE filed an accounting petition with the Washington Commission with respect to the costs incurred in connection with such preparations, which include advance system protection, repositioning of assets and employees, and other mitigation work.  However, should a flood or floods in the Green River Valley occur, PSE could incur both significant costs responding to the event and repairing any damage it creates, as well as the loss of revenue from affected customers.

New Accounting Pronouncements
In September 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-12, “Fair Value Measurements and Disclosures: Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).”  The standard allows the reporting entity, as a practical expedient, to measure the fair value of investments that do not have readily determinable fair values on the basis of the net asset value per share of the investment if the net asset value of the investment is calculated in a matter consistent with Topic 946, “Financial Services – Investment Companies.”  The standard requires disclosures about the nature and risk of the investments and whether the investments are probable of being sold at amounts different from the net asset value per share.  The standard is effective for the first reporting period ending after December 15, 2009, which will be December 31, 2009 for the Company.
In September 2009, the FASB issued, ASU No. 2009-05, “Fair Value Measurements: Measuring Liabilities at Fair Value.”  The standard reduces ambiguity in financial reporting when measuring the fair value of liabilities. The standard provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques in the standard.  As of September 30, 2009, the Company has determined that the new standard has no impact to its consolidated financial position or results of operations.
In June 2009, FASB issued ASU No. 2009-01, Topic 105, “Generally Accepted Accounting Principles amendments based on the Statement of Financial Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” With this ASU, the FASB Codification became the authoritative source of GAAP.  The FASB Codification was effective for interim and annual reporting periods ending after September 15, 2009, which is September 30, 2009 for the Company.  The FASB Codification is not expected to have a material impact on the financial reporting of the Company.

In June 2009, FASB issued a new standard on identifying Variable Interest Entities (VIEs).  The new standard replaces a quantitative approach with a qualitative approach to determine whether PSE’s variable interest or interests give it a controlling financial interest in a VIE.  In addition, the standard requires enhanced disclosures which will provide users of the financial statements with more transparent information about an enterprise’s involvement in a VIE.  The standard is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period, which will be the period ending March 31, 2010 for the Company.  The Company is currently assessing the impact of the standard.
In May 2009, FASB issued a new standard on subsequent events.  The standard does not require significant changes regarding recognition or disclosure of subsequent events but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition.  The standard is effective for financial statements issued after June 15, 2009 which was the quarter ended June 30, 2009 for the Company.  The implementation of this standard did not have a significant impact on the financial statements of the Company.  The Company has performed an evaluation of subsequent events through November 3, 2009, which is the date the financial statements in this report were issued.
On April 9, 2009, FASB issued a standard on Interim Disclosures about Fair Value of Financial Instruments.  The standard requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The new standard was effective for the Company as of June 30, 2009.
On April 9, 2009, FASB issued a new standard which provides additional clarification on determining fair value when the volume and level of activity for the asset or a liability has significantly decreased and identifying transactions that are not orderly.  The standard became effective for the Company as of June 30, 2009.  The standard provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The new standard also includes guidance on identifying circumstances that indicate a transaction is not orderly.  As of June 30, 2009, the Company has determined that the new standard has no impact to its consolidated financial position or results of operations.
On January 1, 2009, Puget Energy adopted ASC 805, “Business Combinations.”  The objective of the standard is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, the  standard establishes principles and requirements for how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.
On December 30, 2008, FASB issued a standard that directs companies to provide additional disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures are to disclose the following: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) major categories of plan assets; (3) inputs and valuation techniques used to measure the fair value of plan assets; (4) effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets.  The standard is effective for the fiscal year December 15, 2009, which will be effective for the Company for the fiscal year end December 31, 2009.  The Company is currently assessing the impact of the standard.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Energy Portfolio Management
PSE maintains energy risk policies and procedures to manage commodity and volatility risks and the related effects on credit, tax, accounting, financing and liquidity. PSE’s Energy Management Committee establishes PSE’s risk management policies and procedures and monitors compliance. The Energy Management Committee is comprised of certain PSE officers and is overseen by the PSE Board of Directors.
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

ASC 815, “Derivatives and Hedging” (ASC 815) requires a significant amount of disclosure regarding PSE’s derivative activities and the nature of such derivatives impact on PSE’s financial position, financial performance and cash flows.  Such detail should serve as an accompaniment to Management’s Discussion and Analysis (MD&A), which is located under Item 2 of this report.  Further, and as a result of the ASC 815 disclosures, summary metrics that may be included in this MD&A discussion may be further expanded upon in the footnotes preceding the MD&A.
PSE pursues various portfolio optimization strategies, but is not in the business of assuming risk for the purpose of realizing speculative trading revenues.  PSE’s portfolio of owned and contracted electric generation resources exposes PSE and its retail electric customers to some volumetric and commodity price risks within the sharing mechanism of the PCA.  PSE’s natural gas retail customers are served by natural gas purchase contracts which expose PSE’s customers to commodity price risks through the PGA mechanism.  All purchased natural gas costs are recovered through customer rates with no direct impact on PSE. Therefore, wholesale market transactions are focused on balancing PSE’s energy portfolio, reducing costs and risks where feasible and reducing volatility.  PSE’s energy risk portfolio management function monitors and manages these risks.  In order to manage risks effectively, PSE enters into forward physical electricity and gas purchase and sale agreements, and floating for fixed swap contracts that are related to its regulated electric and gas portfolios.  The forward physical electricity contacts are both fixed and variable (at index) while the physical natural gas contracts are variable with investment grade counterparties that do not require collateral calls on the contracts.  To fix the price of natural gas, PSE may enter into natural gas floating for fixed swap (financial) contracts with various counterparties.
The following table presents a summary of the fair value of both electric and natural gas (used in both electric generation and in core gas sales) derivative instruments that do not meet the NPNS exception at September 30, 2009 and December 31, 2008, including contracts designated as cash flow hedges (at September 30, 2009 PSE had no contracts designated as cash flow hedges):

Derivative Portfolio (Dollars in Millions)	Puget Energy September 30, 2009	PSE September 30, 2009	Predecessor December 31, 2008
Current asset	$ 17.9	$ 17.9	$ 15.6
Long-term asset	16.5	16.5	6.7
Total assets	$ 34.4	$ 34.4	$ 22.3

Current liability	$ 202.8	$ 175.8	$ 236.9
Long-term liability	91.4	91.4	158.4
Total liabilities	$ 294.2	$ 267.2	$ 395.3

If it is determined that it is uneconomical to operate PSE’s controlled electric generating facilities in the future period, the fuel supply cash flow hedge relationship is terminated and the hedge is de-designated which results in recognition of future changes in value in the income statements.  As these contracts are settled, amounts previously deferred in OCI are recognized as energy costs and are included as part of the PCA mechanism.  For further details regarding both the fair value of derivative instruments and the impacts such instruments have on current period earnings and OCI (for cash flow hedges), please see Note 4, “Accounting for Derivative Instruments and Hedging Activities.”
At September 30, 2009, PSE had total assets of $25.2 million and total liabilities of $109.6 million related to financial contracts used to economically hedge the cost of physical natural gas purchased to serve natural gas customers.  All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980, “Regulated Operation” (ASC 980), due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism.  As the gains and losses on the hedges are realized in future periods, they will be recorded as gas costs under the PGA mechanism.
A hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of Puget Energy and PSE derivative contracts by $122.0 million and $118.6 million respectively, with a corresponding after-tax change in other comprehensive income of $19.5 million and $31.1 million respectively; and would impact the fair value of those contracts marked-to-market in earnings by $24.4 million and $10.6 million, respectively after-tax related to derivatives not designated as hedges.  A discussion of the Level 3 valuation is included in Note 5, “Fair Value Measurements.”

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
Where deemed appropriate, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses.  Criterion employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.  As of September 30, 2009, PSE held approximately $0.7 million worth of standby letters of credit in support of various electricity and renewable energy credit transactions.
It is possible that volatility in energy commodity prices could cause PSE to have material credit risk exposures with one or more counterparties.  If such counterparties fail to perform their obligations under one or more agreements, PSE could suffer a material financial loss.  However, as of September 30, 2009, approximately 93.66% of Puget Energy’s and 93.52% of PSE’s energy and gas portfolio exposure, including NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies and 6.34% of Puget Energy’s and 6.48% of PSE’s portfolio are either rated below investment grade or are not rated by rating agencies.  PSE assesses credit risk internally for counterparties that are not rated.
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
PSE monitors counterparties that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies, or have changes in ownership.  Counterparty credit risk impacts PSE’s decisions on derivative accounting treatment.  A counterparty may have a deterioration of credit below investment grade, potentially indicating that it is no longer probable that it will fulfill its obligations under a contract (e.g., make a physical delivery upon the contract’s maturity).  ASC 815 specifies the requirements for derivative contracts to qualify for the NPNS scope exception. When performance is no longer probable, based on the deterioration of counterparty’s credit, PSE records the fair value of the contract on the balance sheet, with the corresponding amount recorded in the income statement.
Cash flow hedge derivative treatment is also impacted by a counterparty’s deterioration of credit under ASC 815 guidelines. If a forecasted transaction associated with a cash flow hedge is no longer probable of occurring, based on deterioration of credit, PSE would discontinue hedge accounting, record in earnings subsequent changes in the derivative’s fair value and freeze amounts previously accounted for in accumulated OCI.  If the probability of the transaction occurring is remote, any amounts previously accounted for in accumulated OCI would be reclassified into earnings.
Should a counterparty file for bankruptcy, which could be considered a default under master arrangements, PSE may terminate related contracts.  Derivative accounting entries previously recorded would be reversed in the financial statements.  PSE would compute any termination receivable or payable, based on the terms of existing master arrangements.
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
PSE applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  Moreover, PSE calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate.  The fair value of derivatives includes the impact of taking into account credit and non-performance reserves.  As of September 30, 2009, PSE was in a net liability position with the majority of their counterparties; as a result, the default factors of counterparties did not have a significant impact on reserves for the year.

Interest Rate Risk
PSE believes its interest rate risk primarily relates to the use of short-term debt instruments, variable-rate notes and leases and anticipated long-term debt financing needed to fund capital requirements.  PSE manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities.  PSE utilizes bank borrowings, commercial paper, and line of credit facilities to meet short-term cash requirements.  These short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable.  PSE may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts.  As of September 30, 2009, Puget Energy had seven interest rate swap contracts outstanding, and PSE did not have any outstanding swap instruments.
In February 2009, Puget Energy entered into interest rate swap transactions to hedge the risk associated with one-month LIBOR floating rate debt.  As of December 31, 2008, the fair value of such instruments were zero as they had not yet been executed, and as of September 30, 2009, the fair value of interest rate swaps designated as cash flow hedges was a loss of $15.1 million.  This fair value considers the risk of Puget Energy’s non-performance by using Puget Energy’s incremental borrowing rate on unsecured debt over the risk-free rate in the valuation estimate.  The ending balance in OCI includes a loss of $9.9 million after tax related to the interest rate swaps designated as cash flow hedges during the current reporting period.
A hypothetical 10% increase in three-month LIBOR would increase the fair value of interest rate swaps by $17.3 million, with a corresponding after-tax increase in unrealized gains recorded in OCI by $11.3 million.  A hypothetical 10% decrease in interest rates would decrease the fair value of interest rate swaps by $12.6 million, with a corresponding after-tax decrease in unrealized losses recorded in OCI by $8.2 million.
From time to time PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance.  The ending balance in other comprehensive income related to the forward starting swaps and previously settled treasury lock contracts at September 30, 2009 is a net loss of $7.7 million after tax and accumulated amortization.  This compares to a loss of $7.9 million in OCI after tax as of December 31, 2008.

Item 4.              Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II           OTHER INFORMATION

Item 1.              Legal Proceedings

See the Litigation Footnote of this Quarterly Report on Form 10-Q.  Contingencies arising out of the normal course of PSE’s business exist at September 30, 2009.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of these matters.

Item 1A.           Risk Factors

There have been no material changes from the risk factors set forth in Part II, Item 1A in Puget Energy’s Form 10-Q for the period ended June 30, 2009.   There have been no material changes from the risk factors set forth in Part II, Item 1A in PSE’s Form 10-Q for the period ended June 30, 2009.

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

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.

/s/ James W. Eldredge
James W. Eldredge
Vice President, Controller and Chief Accounting Officer

Date: November 3, 2009
Chief accounting officer and officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

The following exhibits are filed herewith:

10.1	Credit Agreement dated as of May 16, 2008 among Puget Merger Sub Inc., as borrower, Barclays Bank PLC, as Facility Agent, the other agents party thereto and the lenders party thereto.
10.2	Credit Agreement dated as of February 6, 2009 among Puget Sound Energy, Inc., as borrower, Barclays Bank PLC, as Facility Agent, the other agents party thereto and the lenders party thereto.
12.1
Statement setting forth computation of ratios of earnings to fixed charges (2004 through 2008, January 1, 2009 - February 5, 2009 (Predecessor) and February 6, 2009 - September 30, 2009 (Successor)) for Puget Energy.

12.2	Statement setting forth computation of ratios of earnings to fixed charges (2004 through 2008 and 12 months ended September 30, 2009) for PSE.
31.1	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Chief Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.