Form 10-K
PUGET SOUND ENERGY INC; PUGET ENERGY INC /WA
filed 2010-02-26
CIK 81100, 1085392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act:                                                                                                None

Securities registered pursuant to Section 12(g) of the Act:   None

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

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate websites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Puget Energy, Inc.	Yes	/ /	No	/X/	Puget Sound Energy, Inc.	Yes	/ /	No	/X/

As of February 6, 2009, all of the outstanding shares of voting stock of Puget Energy, Inc. are held by Puget Equico LLC, an indirect wholly owned subsidiary of Puget Holdings LLC.

All of the outstanding shares of voting stock of Puget Sound Energy, Inc. are held by Puget Energy, Inc.

This Report on Form 10-K is a combined report being filed separately by: Puget Energy, Inc. and Puget Sound Energy, Inc.  Puget Sound Energy, Inc. makes no representation as to the information contained in this report relating to Puget Energy, Inc. and the subsidiaries of Puget Energy, Inc. other than Puget Sound Energy, Inc. and its subsidiaries.

INDEX

Definitions
Forward-Looking Statements
Part I
1. Business
General
Regulation and Rates
Electric Utility Operating Statistics
Electric Supply
Natural Gas Utility Operating Statistics
Natural Gas Supply for Natural Gas Customers
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
Report of Management and Statement of Responsibility
Report of Independent Registered Public Accounting Firm – Puget Energy (Successor)
Report of Independent Registered Public Accounting Firm – Puget Energy (Predecessor)
Report of Independent Registered Public Accounting Firm – Puget Sound Energy
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

Part IV
15. Exhibits and Financial Statement Schedules

Signatures
Exhibit Index

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction
aMW	Average Megawatt
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BPA	Bonneville Power Administration
Colstrip	Colstrip, Montana coal-fired steam electric generation facility
Consortium
Infrastructure investors including Macquarie Infrastructure Partners I, Macquarie Infrastructure Partners II, Macquarie Capital Group Limited, Macquarie-FSS Infrastructure Trust, the Canada Pension Plan Investment Board, the British Columbia Investment Management Corporation and the Alberta Investment Management Corporation

Dth	Dekatherm (one Dth is equal to one MMBtu)
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gases
Goldendale	Goldendale electric generating facility
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
kWh	Kilowatt Hour (one kWh equals one thousand watt hours)
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
LTI Plan	Long-Term Incentive Plan
Mint Farm	Mint Farm Electric Generation Facility
MMBtu	One Million British Thermal Units
Moody’s	Moody’s Investor Services
MW	Megawatt (one MW equals one thousand kW)
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NERC	North American Electric Reliability Corporation
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NOAA	National Oceanic and Atmospheric Administration
NPNS	Normal Purchase Normal Sale
NWP	Northwest Pipeline GP
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
PCA	Power Cost Adjustment
PCORC	Power Cost Only Rate Case
PGA	Purchased Gas Adjustment
PSE	Puget Sound Energy, Inc.
PTC	Production Tax Credit
PUDs	Washington Public Utility Districts
Puget Energy	Puget Energy, Inc.
Puget Equico	Puget Equico LLC
Puget Holdings	Puget Holdings LLC
PURPA	Public Utility Regulatory Policies Act
REP	Residential Exchange Program
S&P	Standard & Poor’s
SEC	United States Securities and Exchange Commission
Tenaska	Tenaska Power Fund, L.P.
VIE	Variable Interest Entity
Washington Commission	Washington Utilities and Transportation Commission
Wild Horse	Wild Horse wind project

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
In addition to other factors and matters discussed elsewhere in this report, some important factors that could cause actual results or outcomes for Puget Energy and PSE to differ materially from those discussed in forward-looking statements include:

•
Governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Utilities and Transportation Commission (Washington Commission), with respect to allowed rates of return, cost recovery, financings, industry and rate structures, transmission and generation business structures within PSE, acquisition and disposal of assets and facilities, operation, maintenance and construction of electric generating facilities, operation, maintenance and construction of natural gas and electric distribution and transmission facilities, licensing of hydroelectric operations and natural gas storage facilities, recovery of other capital investments, recovery of power and natural gas costs, recovery of regulatory assets and present or prospective wholesale and retail competition;

•	Failure of PSE to comply with FERC or Washington Commission standards and/or rules, which could result in penalties based on the discretion of either commission;
•
Findings of noncompliance with electric reliability standards developed by the North American Electric Reliability Corporation (NERC) or the Western Electricity Coordinating Council for users, owners and operators of the power system, which could result in penalties;

•
Changes in, adoption of and compliance with laws and regulations, including decisions and policies concerning the environment, climate change, greenhouse gas or other emissions or byproducts of electric generation (including coal ash or other substances), natural resources, and fish and wildlife (including the Endangered Species Act) as well as the risk of litigation arising from such matters, whether involving public or private claimants or regulatory investigative or enforcement measures;

•	The ability to recover costs arising from changes in enacted federal, state or local tax laws in a timely manner;
•	Changes in tax law, related regulations or differing interpretation or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdiction;
•	Inability to realize deferred tax assets and use production tax credits due to insufficient future taxable income;
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

•
Financial difficulties of other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways, adversely affect the availability of and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;

•	The effect of wholesale market structures (including, but not limited to, regional market designs or transmission organizations) or other related federal initiatives;
•	PSE electric or natural gas distribution system failure, which may impact PSE’s ability to deliver energy supply to its customers;
•	Changes in climate or weather conditions in the Pacific Northwest, which could have effects on customer usage and PSE’s revenues;
•
Regional or national weather, which can have a potentially serious impact on PSE’s ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and on the cost of procuring such supplies;

•	Variable hydrologic conditions, which can impact streamflow and PSE’s ability to generate electricity from hydroelectric facilities;
•
Electric plant generation and transmission system outages, which can have an adverse impact on PSE’s expenses with respect to repair costs, added costs to replace energy or higher costs associated with dispatching a more expensive generation resource;

•	The ability of a natural gas or electric plant to operate as intended;
•	The ability to renew contracts for electric and natural gas supply and the price of renewal;
•	Blackouts or large curtailments of transmission systems, whether PSE’s or others’, which can affect PSE’s ability to deliver power or natural gas to its customers and generating facilities;
•	The ability to restart generation following a regional transmission disruption;
•	The failure of the interstate natural gas pipeline delivering to PSE’s system, which may impact PSE’s ability to adequately deliver natural gas supply or electric power to its customers;
•	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
•	General economic conditions in the Pacific Northwest, which may impact customer consumption or affect PSE’s accounts receivable;
•	The loss of significant customers, changes in the business of significant customers or the condemnation of PSE’s facilities, which may result in changes in demand for PSE’s services;
•	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE’s customer service, generation, distribution and transmission;
•	The impact of acts of God, terrorism, flu pandemic or similar significant events;
•	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
•	Employee workforce factors, including strikes, work stoppages, availability of qualified employees or the loss of a key executive;
•	The ability to obtain insurance coverage and the cost of such insurance;
•	The ability to maintain effective internal controls over financial reporting and operational processes;
•
Changes in Puget Energy’s or PSE’s credit ratings, which may have an adverse impact on the availability and cost of capital for PSE or Puget Energy generally, or the failure to comply with the covenants in Puget Energy’s or PSE’s credit facilities, which would limit the Companies’ ability to utilize such facilities for capital; and

•
Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE’s retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, Puget Energy and PSE undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  You are also advised to consult the reports on Form 10-Q and current reports on Form 8-K, as well as Item 1A-“Risk Factors” on this Form 10-K.

PART I

ITEM 1.  BUSINESS

GENERAL
Puget Energy, Inc. (Puget Energy) is an energy services holding company incorporated in the state of Washington in 1999.  All of its operations are conducted through its subsidiary, Puget Sound Energy, Inc. (PSE), a utility company.  Puget Energy has no significant assets other than the stock of PSE.
On February 6, 2009, Puget Holdings LLC (Puget Holdings) completed its merger with Puget Energy.  Puget Holdings is a consortium of long-term infrastructure investors including Macquarie Infrastructure Partners I, Macquarie Infrastructure Partners II, Macquarie Capital Group Limited, Macquarie-FSS Infrastructure Trust, the Canada Pension Plan Investment Board, the British Columbia Investment Management Corporation and the Alberta Investment Management Corporation (collectively, the Consortium).  As a result of the merger, Puget Energy is the direct wholly owned subsidiary of Puget Equico LLC (Puget Equico), which is an indirect wholly owned subsidiary of Puget Holdings.  Puget Energy and PSE are collectively referred to herein as “the Company.”

Corporate Strategy
Puget Energy is the direct parent company of PSE, the oldest and largest electric and natural gas utility headquartered in the state of Washington, primarily engaged in the business of electric transmission, distribution, generation and natural gas distribution.  Puget Energy’s business strategy is to generate stable earnings and cash flow by offering reliable electric and natural gas service in a cost-effective manner through PSE.

Puget Sound Energy, Inc.
PSE is a public utility incorporated in the state of Washington in 1960.  PSE furnishes electric and natural gas service in a territory covering approximately 6,000 square miles, principally in the Puget Sound region of the state of Washington.
At December 31, 2009, PSE had approximately 1,075,400 electric customers, consisting of 949,900 residential, 118,400 commercial, 3,700 industrial and 3,400 other customers, and approximately 748,900 natural gas customers, consisting of 691,900 residential, 54,300 commercial, 2,500 industrial and 200 transportation customers.  At December 31, 2009, approximately 375,000 customers purchased both electricity and natural gas from PSE.  In 2009, PSE added approximately 6,000 electric customers and 5,000 natural gas customers, representing annualized customer growth rates of 0.6% and 0.7%, respectively.  During 2009, PSE’s billed retail and transportation revenues from electric utility operations were derived 52.7% from residential customers, 41.4% from commercial customers, 4.9% from industrial customers and 1.0% from other customers.  PSE’s retail revenues from natural gas utility operations were derived 66.0% from residential customers, 29.6% from commercial customers, 3.3% from industrial customers and 1.1% from transportation customers in 2009.  During this period, the largest customer accounted for approximately 1.5% of PSE’s operating revenues.
PSE is affected by various seasonal weather patterns and therefore, utility revenues and associated expenses are not generated evenly during the year.  Energy usage varies seasonally and monthly, primarily as a result of weather conditions.  PSE experiences its highest retail energy sales in the first and fourth quarters of the year.  Sales of electricity to wholesale customers also vary by quarter and year depending principally upon fundamental market factors and weather conditions.  PSE has a Purchased Gas Adjustment (PGA) mechanism in retail natural gas rates to recover variations in natural gas supply and transportation costs.  PSE also has a Power Cost Adjustment (PCA) mechanism in retail electric rates to recover variations in electricity costs on a shared basis with customers.
In the five-year period ended December 31, 2009, PSE’s gross electric utility plant additions were $3.1 billion and retirements were $342.2 million.  In the same five-year period, PSE’s gross gas utility plant additions were $871.9 million and retirements were $120.0 million and PSE’s gross common utility plant additions were $253.9 million and retirements were $127.1 million.  Gross electric utility plant at December 31, 2009 was approximately $7.0 billion, which consisted of 46.9% distribution, 33.8% generation, 5.7% transmission and 13.6% general plant and other.  Gross gas utility plant at December 31, 2009 was approximately $2.6 billion, which consisted of 93.0% distribution and 7.0% general plant and other.  Gross common utility general and intangible plant at December 31, 2009 was approximately $539.3 million.

Employees
At December 31, 2009, Puget Energy had no employees and PSE had approximately 3,000 full-time employees.  Approximately 1,325 PSE employees are represented by the International Brotherhood of Electrical Workers Union (IBEW) and the United Association of Plumbers and Pipefitters (UA).  The Company is currently in negotiations with the IBEW regarding the contract expiring on March 31, 2010 and will enter into negotiations with the UA later in 2010 for the contract expiring October 1, 2010.

Corporate Location
Puget Energy’s and PSE’s principal executive offices are located at 10885 NE 4th Street, Suite 1200, Bellevue, Washington 98004 and the telephone number is (425) 454-6363.

REGULATION AND RATES
PSE is subject to the regulatory authority of:  (1) the Federal Energy Regulatory Commission (FERC) with respect to the transmission of electric energy, the sale of electric energy at wholesale, accounting and certain other matters; and (2) the Washington Utilities and Transportation Commission (Washington Commission) as to retail rates, accounting, the issuance of securities and certain other matters.  PSE also must comply with mandatory electric system reliability standards developed by the North American Electric Reliability Corporation (NERC), the Electric Reliability Organization certified by FERC, which standards are enforced by the Western Electricity Coordinating Council in PSE’s operating territory.

Electric Regulation and Rates
Electric Rate Case.  On May 8, 2009, PSE filed a general rate case with the Washington Commission which proposed an increase in electric rates of $148.1 million or 7.4% annually, effective April 2010. On February 19, 2010, PSE filed a brief, which lowered the requested electric rate increase to $110.3 million or 5.5% annually.  This rate request includes an equity component of PSE’s capital structure of 48.0% and a requested rate of return on equity of 10.8%.  A final order from the Washington Commission is expected in April 2010.
On October 8, 2008, the Washington Commission issued its order in PSE’s electric general rate case filed in December 2007, approving a general rate increase for electric customers of $130.2 million or 7.1% annually.  The rate increase for electric customers was effective November 1, 2008.  In its order, the Washington Commission approved a weighted cost of capital of 8.25%, or 7.0% after-tax, and a capital structure that included 46.0% common equity with a return on equity of 10.15%.
On August 2, 2007, the Washington Commission approved the Power Cost Only Rate Case (PCORC) settlement agreement and authorized an increase in PSE’s electric rates of $64.7 million or an average increase of 3.7% annually, effective September 1, 2007.  PSE’s investment in the Goldendale electric generating facility (Goldendale) acquired in February 2007 was found prudent, thus allowing for recovery of certain ownership and operating costs through electric retail rates effective September 1, 2007 along with updating other power costs.
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

Gas Regulation and Rates
Gas Rate Case. On May 8, 2009, PSE filed a general rate case with the Washington Commission which proposed an increase in natural gas rates of $27.2 million or 2.2% annually, effective April 2010.  On August 3, 2009, PSE filed an addendum to the natural gas rate request which changed the rate increase to $30.4 million or 2.5%.  On December 17, 2009, PSE filed rebuttal testimony, which lowered the requested natural gas rate increase to $28.4 million or 2.3% annually.  This rate request includes a capital structure with an equity component of 48.0% and a requested rate of return on equity of 10.8%. A final order from the Washington Commission is expected in April 2010.
On October 8, 2008, the Washington Commission issued its order in PSE’s natural gas general rate case filed in December 2007, approving a natural gas rate increase of $49.2 million or 4.6% annually.  In its order, the Washington Commission approved a weighted cost of capital of 8.25%, or 7.00% after-tax, and a capital structure that included 46.0% common equity with a return on equity of 10.15%.
On January 5, 2007, the Washington Commission issued its order in PSE’s natural gas general rate case, granting an increase in natural gas rates of $29.5 million or 2.8% annually.  In its order, the Washington Commission approved a weighted cost of capital of 8.4%, or 7.06% after-tax, and capital structure that included 44.0% common equity with a return on equity of 10.4%.
PSE has a PGA mechanism in retail natural gas rates to recover variations in natural gas supply and transportation costs.  Variations in natural gas rates are passed through to customers; therefore, PSE’s net income is not affected by such variations.  A change in PGA rates increases or decreases PSE’s revenue, but does not impact the Company’s net income as the increased or decreased revenue is offset by increased or decreased purchased gas and gas transportation costs.
The following PGA rate adjustments were approved by the Washington Commission during 2009, 2008 and 2007:
Effective Date	Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenues (Dollars In Millions)
October 1, 2009	(17.1)%	$ (198.1)
June 1, 2009	(1.7)%	$ (21.2)
October 1, 2008	11.1%	$ 108.8
October 1, 2007	(13.0)%	$ (148.1)

ELECTRIC UTILITY OPERATING STATISTICS

Twelve Months ended December 31	2009	2008	2007
Generation and purchased power, MWh
Company-controlled resources	10,748,523	9,419,375	8,623,094
Contracted resources	8,285,761	8,711,075	9,353,824
Non-firm energy purchased	6,935,600	7,106,320	7,473,458
Total generation and purchased power	25,969,884	25,236,770	25,450,376
Less: losses and Company use	(1,568,372)	(1,549,277)	(1,562,975)
Total energy sales, MWh	24,401,512	23,687,493	23,887,401

Twelve Months ended December 31	2009	2008	2007
Electric energy sales, MWh
Residential	11,163,371	11,082,670	10,869,347
Commercial	9,488,763	9,453,940	9,226,215
Industrial	1,148,060	1,304,662	1,364,264
Other customers	103,537	100,948	96,217
Total energy billed to customers	21,903,731	21,942,220	21,556,043
Unbilled energy sales – net (decrease) increase	(29,652)	80,375	78,303
Total energy sales to customers	21,874,079	22,022,595	21,634,346
Sales to other utilities and marketers	2,527,433	1,664,898	2,253,055
Total energy sales, MWh	24,401,512	23,687,493	23,887,401
Transportation, including unbilled	2,030,110	2,045,161	2,131,970
Electric energy sales and transportation, MWh	26,431,622	25,732,654	26,019,371

Twelve Months ended December 31	2009	2008	2007
Electric operating revenues by classes (dollars in thousands):
Residential	$1,067,274	$1,046,897	$951,101
Commercial	838,275	800,879	748,824
Industrial	99,552	106,092	105,227
Other customers	6,509	72,250	57,482
Operating revenues billed to customers	2,011,610	2,026,118	1,862,634
Unbilled revenues – net (decrease) increase	(1,968)	10,789	16,103
Total operating revenues from customers	2,009,642	2,036,907	1,878,737
Transportation, including unbilled	10,623	7,840	9,356
Sales to other utilities and marketers	78,471	84,716	109,736
Total electric operating revenues	$2,098,736	$2,129,463	$1,997,829

Twelve Months ended December 31	2009	2008	2007
Number of customers served (average):
Residential	947,299	939,440	926,080
Commercial	118,423	117,521	115,577
Industrial	3,695	3,744	3,771
Other	3,403	3,231	2,965
Transportation	17	18	18
Total customers	1,072,837	1,063,954	1,048,411

Twelve Months ended December 31	2009	2008	2007
Average kWh used per customer:
Residential	11,784	11,797	11,737
Commercial	80,126	80,445	79,827
Industrial	310,706	348,468	361,778
Other	30,425	31,243	32,451
Average revenue billed per customer:
Residential	$1,127	$1,114	$1,027
Commercial	7,079	6,815	6,479
Industrial	26,942	28,337	27,904
Other	1,913	22,362	19,366
Average retail revenues per kWh sold:
Residential	$0.0956	$0.0944	$0.0875
Commercial	0.0883	0.0847	0.0812
Industrial	0.0867	0.0813	0.0771
Average retail revenue per kWh sold	0.0902	0.0868	0.0819
Heating degree days	4,897	5,062	4,823
Percent of normal - NOAA1 30-year average	102.1%	105.1%	100.5%
Load factor 2	54.5%	58.6%	58.9%
_______________
1	National Oceanic and Atmospheric Administration (NOAA).
2	Average usage by customers divided by their maximum usage.

ELECTRIC SUPPLY
At December 31, 2009, PSE’s electric power resources, which include company-owned or controlled resources as well as those under long-term contract, had a total capacity of approximately 5,044 megawatts (MW).  PSE’s historical peak load of approximately 4,912 MW occurred on December 10, 2009 and broke the previous record of 4,906 MW which occurred on December 15, 2008.  In order to meet an extreme winter peak load, PSE may supplement its electric power resources with winter-peaking call options and other instruments that may include, but are not limited to, weather-related hedges.  When it is more economical to purchase power than to operate PSE’s generation, PSE will purchase spot market energy.
The following table shows PSE’s electric energy supply resources and energy production for the years ended December 31, 2009 and 2008:
	Peak Power Resources At December 31				Energy Production At December 31
	2009		2008		2009		2008
	MW	%	MW	%	MWh	%	MWh	%
Purchased resources:
Columbia River PUD contracts 1	1,057	21.0%	1,135	22.4%	4,861,462	20.7%	5,438,195	21.5%
Other hydroelectric 2	145	2.8	145	2.8	606,534	2.6	592,535	2.3
Other producers 2	822	16.3	821	16.2	3,098,197	13.2	2,532,033	10.0
Wind	50	1.0	50	1.0	132,569	0.6	148,311	0.6
Short-term wholesale energy purchases 3	N/A	N/A	N/A	N/A	3,995,196	17.0	7,106,322	28.2
Total purchased	2,074	41.1%	2,151	42.4%	12,693,958	54.1%	15,817,396	62.6%
Company-controlled resources:
Hydroelectric	236	4.7%	236	4.6%	987,779	4.2%	974,924	3.9%
Coal	677	13.4	677	13.3	4,451,104	19.0	5,067,445	20.1
Natural gas/oil 4	1,627	32.3	1,627	32.1	4,363,147	18.6	2,269,586	9.0
Wind	430	8.5	386	7.6	946,494	4.1	1,107,419	4.4
Total company-controlled	2,970	58.9%	2,926	57.6%	10,748,524	45.9%	9,419,374	37.4%
Total	5,044	100.0%	5,077	100.0%	23,442,482	100.0%	25,236,770	100.0%
_______________
1	Net of 59 MW of capacity delivered to Canada pursuant to the provisions of a treaty between Canada and the United States and Canadian Entitlement Allocation agreements.
2
Power received from other utilities is classified between hydroelectric and other producers based on the character of the utility system used to supply the power or, if the power is supplied from a particular resource, the character of that resource.

3	Short-term wholesale purchases net of resale of 2,527,433 MWh and 1,664,898 MWh account for 7.0% and 23.1% of energy production, net of resale for 2009 and 2008, respectively.
4	Sumas is included beginning August 2008 and Mint Farm is included beginning December 2008.

Company – Owned Electric Generation Resources
At December 31, 2009, PSE owns or controls the following plants with an aggregate net generating capacity of 2,962 MW:
Plant Name	Plant Type	Net Capacity (MW)	Year Installed
Colstrip Units 1 & 2 (50% interest)	Coal	307	1975 & 1976
Colstrip Units 3 & 4 (25% interest)	Coal	370	1984 & 1986
Fredonia Units 1 & 2	Dual-fuel combustion turbines	207	1984
Fredonia Units 3 & 4	Dual-fuel combustion turbines	107	2001
Frederickson Units 1 & 2	Dual-fuel combustion turbines	147	1981
Whitehorn Units 2 & 3	Dual-fuel combustion turbines	147	1981
Frederickson Unit 1 (49.85% interest)	Natural gas combined cycle	137	2002; added duct firing in 2005
Goldendale	Natural gas combined cycle	277	2004
Mint Farm	Natural gas combined cycle	302	2007
Sumas	Natural gas cogeneration	125	1993
Encogen	Natural gas cogeneration	167	1993
Crystal Mountain	Internal combustion	3	1969
Upper Baker River 1	Hydroelectric	91	1959
Lower Baker River 1	Hydroelectric	79	1925; reconstructed 1960; upgraded 2001
Snoqualmie Falls 2	Hydroelectric	44	1898 to 1911 & 1957
Electron	Hydroelectric	22	1904 to 1929
Wild Horse	Wind	273	2006; added 22 turbines in 2009
Hopkins Ridge	Wind	157	2005; added 4 turbines in 2008
Total net capacity		2,962
_______________
1
FERC jurisdictional facility, operated pursuant to 50-year license granted by FERC in October 2008, which will require net present value funds of between $305.0 million to $325.0 million for capital expenditures and operations and maintenance costs over 50 years in order to implement the license conditions.  The license provides protection and enhancements for fish and wildlife, water quality, recreation and cultural and historic resources.

2
FERC jurisdictional facility, operated pursuant to 40-year license granted by FERC in June 2004, which will require net present value funds in the amount of $240.0 million to $260.0 million over the 40-year term in order to implement the license conditions.

Columbia River Electric Energy Supply Contracts
During 2009, approximately 21.4% of PSE’s energy requirement was obtained through long-term contracts with three Washington Public Utility Districts (PUDs) that own and operate hydroelectric projects on the Columbia River.  PSE agrees to pay a share of the annual debt service, operating and maintenance costs and other expenses associated with each project in proportion to its share of projected output.  PSE’s payments are not contingent upon the projects being operable.
As of December 31, 2009, PSE was entitled to purchase portions of the power output of the PUDs’ projects as set forth below:
			Company’s Annual Purchasable Amount (Approximate)
Project	Contract Expiration Year	License Expiration Year	Percent of Output	Megawatt Capacity
Chelan County PUD: 1
Rock Island Project	2012	2029	50.0%	312
Rocky Reach Project	2011	2052	38.9%	498
Douglas County PUD:
Wells Project	2018	2012	29.9%	251
Grant County PUD:
Priest Rapids Development	2052	2052	2.8%	26
Wanapum Development	2052	2052	2.8%	29
Total				1,116
_______________
1
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

Other Electric Supply, Exchange and Transmission Contracts and Agreements
PSE has entered into long-term firm purchased power contracts with other utilities in the Western region.  PSE generally is not obligated to make payments under these contracts unless power is delivered.  These include seasonal energy and capacity exchange agreements with the Bonneville Power Administration (BPA) (for 42 average megawatts (aMW)) and with Pacific Gas & Electric Company (for 300 MW of capacity) and an energy purchase contract with NorthWestern Energy (for 71 aMW).
Pursuant to the provisions of the federal Public Utility Regulatory Policies Act (PURPA) and Washington state regulations, PSE also has entered into long-term firm purchased power contracts with non-utility generators.  PSE purchases the net electrical output of these projects at fixed and annually escalating prices, intended to approximate PSE’s avoided cost of new generation projected at the time these agreements were made.
As of December 31, 2009, the Company purchased the following significant power output from the entities:
				Average
	Plant	Contract	Megawatt	Megawatts
Contract	Type	Expiration	Capacity	of Energy
March Point Cogeneration Company:
March Point Phase I	Natural gas cogeneration	December 2011	80	70
March Point Phase II	Natural gas cogeneration	December 2011	60	53
Tenaska Washington Partners, L.P.	Natural gas cogeneration	December 2011	245	216
Total			385	339

Further, PSE has entered into multiple various-term transmission contracts with other utilities to integrate electric generation and contracted resources into PSE’s system.  These transmission contracts require PSE to pay for transmission service based on the contracted MW level of demand, regardless of actual use.  These costs are recovered through the PCA mechanism.
Other transmission agreements provide actual capacity ownership or capacity ownership rights.  PSE’s annual charges under these agreements are also based on contracted MW volumes.  Capacity on these agreements that is not committed to serve PSE load is available for sale to third parties.  PSE also purchases short term transmission services from a variety of providers, including BPA.
In 2009, PSE had 4,030 MW and 620 MW of total transmission demand contracted with BPA and other utilities (Avista, Klickitat PUD, Grant PUD and Snohomish PUD), respectively.

Natural Gas Supply for Electric Customers
PSE purchases natural gas supplies for its power portfolio to meet demand for its combustion turbine generators. Supplies range from long-term to daily agreements as the demand for the turbines varies depending on market heat rates.  Purchases are made from a diverse group of major and independent natural gas producers and marketers in the United States and Canada.  PSE also enters into short-term physical and financial fixed price derivative instruments to hedge the cost of natural gas.  PSE utilizes natural gas storage capacity to facilitate increased natural gas supply reliability and intra-day dispatch of PSE’s gas-fired generation resources.  During 2009, approximately 70.0% of natural gas for power purchased by PSE for power customers originated in British Columbia and 30.0% originated in the United States.  Natural gas is either marketed outside PSE’s service territory (off-system sales) or injected into the power portfolio’s natural gas storage when the natural gas is not needed for the combustion turbines.

Integrated Resource Plans, Resource Acquisition and Development
PSE is required by Washington Commission regulations to file electric and natural gas Integrated Resource Plans (IRP) every two years.  PSE filed its most recent IRP with the Washington Commission on July 30, 2009 and an addendum to the 2009 IRP was filed on January 29, 2010.  The IRP demonstrated PSE’s continuing need to acquire significant amounts of new generating resources, driven primarily by expiration of existing purchase power contracts.  The IRP, as amended, identifies the following capacity needs:
	2011	2012	2013	2014
Projected MW shortfall	281	934	1,036	1,128

To meet these expected shortfalls, the IRP demonstrates the potential value of increasing energy efficiency programs and acquiring additional renewable resources (primarily wind) and natural gas-fired generation to meet the growing needs of customers.  Any actual mix of resources acquired will be determined through the Company’s resource acquisition program that examines specific acquisition and development opportunities.
As part of its actions to meet these identified shortfalls in electric generating resources in 2008, PSE added an additional 44 MW of wind generating capacity to its existing 229 MW Wild Horse wind project (Wild Horse).  The expansion was completed in November 2009.  In 2009, PSE also purchased from RES America, Inc., all of the undivided interest in four development-stage wind projects, collectively known as the Lower Snake River wind project, totaling 1,400 MW in the Columbia and Garfield counties in Washington state.  PSE is currently evaluating development of the first stage of this project.

NATURAL GAS UTILITY OPERATING STATISTICS

Twelve Months ended December 31	2009	2008	2007
Gas operating revenues by classes (dollars in thousands):
Residential	$795,756	$766,799	$756,188
Commercial firm	303,989	321,829	306,357
Industrial firm	36,141	42,530	46,805
Interruptible	56,511	53,317	67,560
Total retail gas sales	1,192,397	1,184,475	1,176,910
Transportation services	13,014	14,700	13,706
Other	19,334	17,694	17,413
Total gas operating revenues	$1,224,745	$1,216,869	$1,208,029

Twelve Months ended December 31	2009	2008	2007
Number of customers served (average):
Residential	689,438	681,267	666,756
Commercial firm	54,022	53,441	52,067
Industrial firm	2,534	2,596	2,611
Interruptible	398	419	445
Transportation	140	128	124
Total customers	746,532	737,851	722,003

Twelve Months ended December 31	2009	2008	2007
Gas volumes, therms (thousands):
Residential	585,626	589,405	556,837
Commercial firm	248,321	275,631	248,497
Industrial firm	31,535	38,956	40,472
Interruptible	59,222	56,329	64,944
Total retail gas volumes, therms	924,704	960,321	910,750
Transportation volumes	210,243	217,774	213,542
Total volumes	1,134,947	1,178,095	1,124,292

Twelve Months ended December 31	2009	2008	2007
Working gas volumes in storage at year end, therms (thousands):
Jackson Prairie	66,948	60,301	64,982
AECO hub Canada	--	--	15,093
Clay Basin	93,023	92,203	87,454
Average therms used per customer:
Residential	849	865	835
Commercial firm	4,597	5,158	4,773
Industrial firm	12,445	15,006	15,501
Interruptible	148,799	134,436	145,942
Transportation	1,501,739	1,701,359	1,722,113
Average revenue per customer:
Residential	$1,154	$1,126	$1,134
Commercial firm	5,627	6,022	5,884
Industrial firm	14,262	16,383	17,926
Interruptible	141,986	127,247	151,819
Transportation	92,959	114,846	110,533
Average revenue per therm sold:
Residential	$1.359	$1.302	$1.358
Commercial firm	1.224	1.168	1.233
Industrial firm	1.146	1.092	1.156
Interruptible	0.954	0.947	1.040
Average retail revenue per therm sold	1.289	1.233	1.292
Transportation	0.062	0.068	0.064
Heating degree days	4,897	5,062	4,823
Percent of normal - NOAA 30-year average	102.1%	105.1%	100.5%

NATURAL GAS SUPPLY FOR NATURAL GAS CUSTOMERS
PSE purchases a portfolio of natural gas supplies ranging from long-term firm to daily from a diverse group of major and independent natural gas producers and marketers in the United States and Canada.  PSE also enters into short-term physical and financial fixed-price derivative instruments to hedge the cost of natural gas to serve its customers.  All of PSE’s natural gas supply is ultimately transported through the facilities of Northwest Pipeline GP (NWP), the sole interstate pipeline delivering directly into PSE’s service territory.  Accordingly, delivery of gas supply to PSE’s natural gas system is dependent upon the reliable operations of NWP.

	2009		2008
Peak Firm Natural Gas Supply at December 31	Dth per Day	%	Dth per Day	%
Purchased gas supply:
British Columbia	203,400	21.3	180,000	19.7
Alberta	78,400	8.2	75,000	8.2
United States	139,200	14.6	153,100	16.8
Total purchased natural gas supply	421,000	44.1%	408,100	44.7%
Purchased storage capacity:
Clay Basin	37,800	3.9	24,000	2.6
Jackson Prairie	64,700	6.8	48,400	5.3
Plymouth liquefied natural gas	70,500	7.4	70,500	7.8
Total purchased storage capacity	173,000	18.1%	142,900	15.7%
Owned storage capacity:
Jackson Prairie	348,700	36.5	348,700	38.2
Propane-air and other	12,500	1.3	12,500	1.4
Total owned storage capacity	361,200	37.8%	361,200	39.6%
Total peak firm natural gas supply	955,200	100.0%	912,200	100.0%
Other and commitments with third parties	(15,400)		(16,900)
Total net peak firm natural gas supply	939,800		895,300
All peak firm gas supplies and storage are connected to PSE’s market with firm transportation capacity.

For baseload and peak management purposes, PSE supplements its firm gas supply portfolio by purchasing natural gas in off-peak periods, injecting it into underground storage facilities and withdrawing it during the peak winter heating season.  Storage facilities at Jackson Prairie in western Washington and at Clay Basin in Utah are used for this purpose.  Jackson Prairie is also used for daily balancing of load requirements on PSE’s gas system.  Peaking needs are also met: by using PSE-owned natural gas held in NWP’s liquefied natural gas (LNG) facility in Plymouth, Washington; by using PSE-owned natural gas held in PSE’s LNG peaking facility located within its distribution system in Gig Harbor, Washington; by producing propane-air gas at a plant owned by PSE and located on its distribution system; and by interrupting service to customers on interruptible service rates.
PSE expects to meet its firm peak-day requirements for residential, commercial and industrial markets through its firm natural gas purchase contracts, firm transportation capacity, firm storage capacity and other firm peaking resources.  PSE believes it will be able to acquire incremental firm natural gas supply and capacity to meet anticipated growth in the requirements of its firm customers for the foreseeable future.
During 2009, approximately 36.0% of gas supplies purchased by PSE for its gas customers originated in British Columbia, while 18.0% originated in Alberta and 46.0% originated in the United States.  PSE’s firm gas supply portfolio has adequate flexibility in its transportation arrangements to enable it to achieve savings when there are regional price differentials between gas supply basins.  The geographic mix of suppliers and daily, monthly and annual take requirements permit some degree of flexibility in managing gas supplies during off-peak periods to minimize costs.  Gas is marketed outside PSE’s service territory (off-system sales) whenever on-system customer demand requirements permit.

Natural Gas Storage Capacity
PSE holds storage capacity in the Jackson Prairie and Clay Basin underground natural gas storage facilities adjacent to NWP’s pipeline to serve PSE’s natural gas customers.  These facilities represent approximately 44.0% of the expected near-term peak-day requirement.  The Jackson Prairie facility is operated and one-third owned by PSE.  The facility is used primarily for intermediate peaking purposes since it is able to deliver a large volume of natural gas over a relatively short time period.  Combined with capacity contracted from NWP’s one-third stake in Jackson Prairie, PSE has peak firm withdrawal capacity in excess of 400,000 Dekatherms (a Dekatherm, or Dth, is equal to one million British thermal units or MMBtu) per day.  PSE’s total firm storage capacity of the facility is in excess of 9,000,000 Dth.  The location of the Jackson Prairie facility in PSE’s market area increases supply reliability and provides significant pipeline demand cost savings by reducing the amount of annual pipeline capacity required to meet peak-day gas requirements.  PSE has been expanding the storage capacity at Jackson Prairie since March 2003 and its withdrawal capacity since June 2007.  The most recent withdrawal capacity expansion was placed in service in November 2008 and the reservoir expansion activities will continue through 2012.  The Clay Basin storage facility is a supply area storage facility that is used primarily to reduce portfolio costs through supply management efforts that take advantage of market price volatility, and is also used for system reliability.  PSE holds over 12,800,000 Dth of Clay Basin storage capacity and approximately 107,000 Dth per day of firm withdrawal capacity under two long-term contracts with remaining terms of three years and ten years.  Net of releases, PSE’s maximum firm withdrawal capacity and total storage capacity at Clay Basin is over 90,600 Dth per day and exceeds 10,800,000 Dth, respectively.  During 2009, PSE was able to permanently exchange certain of its firm Clay Basin withdrawal capacity and storage capacity for a comparable amount of more desirable firm Jackson Prairie withdrawal capacity and storage capacity with a third party.
Due to the recent expansion of Jackson Prairie storage withdrawal capacity and storage capacity, PSE’s natural gas storage resources are expected to exceed gas customer requirements for the next two or three years.  Therefore, beginning in 2009, 50,000 Dth per day of natural gas storage withdrawal capacity and 500,000 Dth of natural gas storage capacity have been temporarily assigned to support PSE’s power portfolio, increasing natural gas supply reliability and facilitating intra-day dispatch of PSE’s natural gas-fired generation resources.

LNG and Propane-Air Resources
LNG and propane-air resources provide firm natural gas supply on short notice for short periods of time.  Due to their typically high cost and slow cycle times, these resources are normally utilized as the supply of last resort in extreme peak-demand periods, typically during the coldest hours or days.  PSE contracts for LNG storage services of 241,700 Dth of PSE-owned gas at NWP’s Plymouth facility, which is approximately three and one-half day’s supply at a maximum daily deliverability of 70,500 Dth.  At the Swarr vaporized propane-air station located in Renton, Washington, PSE owns storage capacity for approximately 1.5 million gallons of propane.  This propane-air injection facility is capable of delivering the equivalent of 10,000 Dth of natural gas per day for up to 12 days directly into PSE’s distribution system.  PSE owns and operates an LNG peaking facility in Gig Harbor, Washington, with total capacity of 10,600 Dth, which is capable of delivering the equivalent of 2,500 Dth of natural gas per day.

Natural Gas Transportation Capacity
PSE currently holds firm transportation capacity on pipelines owned by NWP, Gas Transmission Northwest (GTN), Nova Gas Transmission (NOVA), Foothills Pipe Lines (Foothills) and Westcoast Energy (Westcoast).  GTN, NOVA, and Foothills are all TransCanada companies.  Accordingly, PSE pays fixed monthly demand charges for the right, but not the obligation, to transport specified quantities of natural gas from receipt points to delivery points on such pipelines each day for the term or terms of the applicable agreements.
PSE holds firm year-round capacity on NWP through various contracts.  PSE participates in the secondary pipeline capacity market to achieve savings for PSE’s customers.  PSE holds approximately 520,000 Dth per day of capacity for its natural gas customers on NWP that provides firm delivery to PSE’s service territory.  In addition, PSE holds approximately 524,000 Dth per day of seasonal firm capacity on NWP to provide for delivery of natural gas stored in Jackson Prairie and the Plymouth LNG facility during the heating season.  PSE has firm transportation capacity on NWP through various contracts that supply electric generating facilities with approximately 112,000 Dth per day.  PSE has released certain segments of its firm capacity to third parties to effectively lower transportation costs.  PSE’s firm transportation capacity contracts with NWP have remaining terms ranging from less than one year to 35 years.  However, PSE has either the unilateral right to extend the contracts under the contracts’ current terms or the right of first refusal to extend such contracts under current FERC rules.  PSE’s firm transportation capacity on GTN’s pipeline, totaling approximately 90,000 Dth per day, has a remaining term of 14 years.
PSE’s firm transportation capacity for its gas customers on Westcoast’s pipeline is approximately 127,000 Dth under various contracts, with remaining terms of three to nine years.  PSE has other firm transportation capacity on Westcoast’s pipeline, which supplies the electric generating facilities, totaling approximately 47,000 Dth per day, with remaining terms of five to nine years.  PSE has firm transportation capacity on NOVA and Foothills pipelines, totaling approximately 80,000 Dth per day, a portion of which has a remaining term of 14 years.  PSE has annual renewal rights on the remainder of this capacity.

Capacity Release
FERC regulates the release of firm pipeline and storage capacity for facilities which fall under its jurisdiction.  Capacity releases allow shippers to temporarily or permanently relinquish unutilized capacity to recover all or a portion of the cost of such capacity.  FERC allows capacity to be released through several methods including open bidding and pre-arrangement.  PSE has acquired some firm pipeline and storage service through capacity release provisions to serve its growing service territory and electric generation portfolio.  PSE also mitigates a portion of the demand charges related to unutilized storage and pipeline capacity through capacity release.  Capacity release benefits derived from the gas customer portfolio are passed on to PSE’s natural gas customers through the PGA mechanism.

ENERGY EFFICIENCY
PSE is required under Washington state law to pursue cost-effective reductions in electric power consumption.  PSE offers programs designed to help new and existing residential, commercial and industrial customers use energy efficiently.  PSE uses a variety of mechanisms including cost-effective financial incentives, information and technical services to enable customers to make energy efficient choices with respect to building design, equipment and building systems, appliance purchases and operating practices.  As described below, PSE recovers the actual costs of electric and gas energy efficiency programs through a tracker mechanism (for gas) and a tariff rider mechanism (for electric) so that these expenditures have no impact on earnings.  However, the tariff mechanism does not provide for the cost recovery of lost sales margin associated with reduced energy sales.
PSE’s rates are designed to capture most of the approved revenue requirements for fixed costs through volumetric rates.  PSE fully recovers these costs only if its customers consume a certain level of gas and electricity.  This level of consumption is typically established in the utility’s most recently completed rate case based upon historical gas and electric volumes.  When customers use less gas or electricity, whether due to conservation, weather or economic conditions, PSE’s financial performance suffers because recovery of fixed costs is reduced in proportion to the reduction in gas or electric sales.
As part of PSE’s 2006 general rate case, the Washington Commission authorized a three-year pilot program, allowing PSE to earn an incentive on electric conservation savings if PSE exceeds annual baseline savings.  These targets are reached through a collaborative process between PSE and the Conservation Resource Advisory Group (CRAG).  This pilot program expired on December 31, 2009.  As required by the Commission’s order approving the incentive, PSE, in consultation with the CRAG, is currently evaluating the pilot incentive program.
Since 1995, PSE has been authorized by the Washington Commission to defer natural gas energy efficiency (or conservation) expenditures and recover them through a tariff tracker mechanism.  The tracker mechanism allows PSE to defer efficiency expenditures and recover them in rates over the subsequent year.  The tracker mechanism also allows PSE to recover an allowance for funds used to conserve energy on any outstanding balance that is not currently being recovered in rates.  As a result of the tracker mechanism, natural gas energy efficiency expenditures have no impact on earnings.
Since May 1997, PSE has recovered direct electric energy efficiency (or conservation) expenditures through a tariff rider mechanism.  The rider mechanism allows PSE to defer the efficiency expenditures and amortize them to expense as PSE concurrently collects the efficiency expenditures in rates over a one-year period.  As a result of the rider mechanism, direct electric energy efficiency expenditures are recovered.

ENVIRONMENT
PSE’s operations are subject to environmental laws and regulation by federal, state and local authorities.  Due to the inherent uncertainties surrounding the development of federal and state environmental and energy laws and regulations, PSE may not determine the impact, if any, that changes in such laws may have on its existing and future facilities and operations.

Greenhouse Gas Policy
PSE recognizes the growing concern that increased atmospheric concentrations of greenhouse gases (GHG) contribute to climate change.  PSE believes that climate change is an important issue that requires careful analysis and considered responses.  PSE’s policy is to encourage the use of cost-effective market mechanisms to mitigate and/or offset GHG emissions from its energy activities.  PSE advocates for market and regulatory mechanisms that will ensure price discovery and facilitate planning in a way that will help maintain a dependable, cost-effective and diverse energy portfolio mix that will sustain customers’ needs now and into the future.  However, PSE believes market mechanisms are not enough and governments must formulate active strategies to invent and demonstrate new large-scale, low-emissions technologies and energy systems.  Properly designed market mechanisms can be useful in leveraging ways that will accelerate the adoption of new technologies through research, development and deployment, preferential treatment and appropriate price signaling, but they cannot be the only mechanisms.  PSE also believes the United States cannot do this alone.  Industrialized nations must find ways to engage emerging countries in carbon reduction.  In the meantime, PSE continues to take appropriate steps to meet the goal of providing cost-effective and reliable energy.  The complete PSE Greenhouse Gas Policy is available at www.pse.com.

Regulation Of Emissions
PSE facilities, including PSE’s interest in a coal-fired, steam-electric generating plant at Colstrip, Montana and its gas-fired combustion turbine units, are subject to regulation of emissions.  Future environmental laws and regulations affecting emissions, including sulfur dioxide, carbon monoxide, particulate matter, mercury or nitrogen oxide emissions, may be more restrictive, and new restrictions on GHG emissions, such as carbon dioxide, and coal combustion wastes, may be imposed at the federal or state level.  Future legislation and regulation may have a significant impact on the cost of carbon-intensive coal generation, in particular.
In June 2008, the Washington Department of Ecology adopted regulations implementing an Emissions Performance Standard of 1,100 lbs/MWh.  Under these regulations, utility companies that enter into long-term financial commitments to purchase all, or an interest in, new facilities or enter into power purchase agreements, among other things, must comply with this standard.  Facilities owned by PSE on or before July 1, 2008 are not subject to this standard.  A PSE evaluation of facilities that were acquired after July 1, 2008, including Mint Farm, showed that it was compliant with the standard in its current operating configurations and no additional modifications are required.  Future resource planning and resource acquisition decisions will take this regulation into account.
Climate policy continues to evolve at the state and federal levels.  PSE remains involved in state, regional and federal policymaking activities that involve emissions and climate change.  PSE is also monitoring the development of the commercial marketplace for the exchange of carbon attributes.  PSE anticipates that additional proposals will come from state and federal legislators in 2010 and beyond.  In 2009, PSE made multiple submittals to the Western Climate Initiative (WCI) to provide its recommendations on the WCI design proposals, and it has participated in stakeholder committee groups and will continue this effort.  PSE will also factor the impact of any future legislation on the cost of generation through its Integrated Resource Plan process.
On June 26, 2009, the House of Representatives passed H.R. 2454, the American Clean Energy and Security Act (ACES), a bill that would implement a cap-and-trade system of allowances to reduce GHG emissions 17.0% below 2005 levels by 2020, reaching an eventual target of 83.0% below 2005 levels by 2050.  The Senate may also take climate change legislation back up in the first half of 2010.
The EPA issued two key “endangerment findings” under the Clean Air Act in December 2009.  These two findings are: 1) the current and projected atmospheric concentrations of six GHGs endanger the public health and welfare of current and future generations; and 2) the combined emissions of these GHGs from new motor vehicles in the United States contribute to global climate change.  These findings appear to set the agency on course for regulating GHG emissions throughout 2010.
Establishing GHGs as a pollutant means the six gases will become subject to regulation that triggers the Prevention of Significant Deterioration (PSD) program, under which new or modified “major emitting facilities” must obtain certain permits and install “Best Available Control Technology.”  The impacts of this development are still unclear.  Under current Clean Air Act protocols, new and modified sources of emissions must be fitted with air emission controls that are commercially (and readily) available however such controls for GHGs do not exist today.
In December 2009, signatories of the Kyoto Protocol met in Copenhagen to discuss next steps after that treaty expires at the end of 2012.  The results from those negotiations include first-time emission reduction commitments from major developing countries, terms for financial assistance for least-developed countries and significant progress to develop policies to reduce emissions from deforestation and degradation.  However, these terms are not binding, and it remains to be seen how they may be implemented in United States law.
There is significant uncertainty about when and how GHG emissions will ultimately be regulated at the federal, state or regional level.  Nevertheless, it appears possible that some form of regulation will be adopted in the future, and such regulation is likely to make carbon-intensive electric generation, such as coal-fired generation, more expensive.  Until more is known about future regulation, it is impossible to predict how it will affect PSE's future cost of doing business.

Emissions Inventory
During 2009, PSE’s total electric retail load of 21.9 million megawatt hours (MWh) was served from a supply portfolio of owned and purchased resources.  Since 2002, PSE has voluntarily undertaken an inventory of its GHG emissions associated with this portfolio.  Such inventory follows the protocol established by the World Resource Institute GHG Protocol.  The most recent data indicate that PSE’s total GHG emissions (direct and indirect) from its electric supply portfolio in 2008 were 12.3 million tons of carbon dioxide equivalent.  Since 2008, new generation facilities have resulted in combined GHG emissions of 88,216 tons of carbon dioxide equivalent.  Approximately 52.0% of PSE’s total GHG emissions (approximately 6.4 million tons) are associated with PSE’s ownership and contractual interests in Colstrip.
New rules enacted by the Washington State Department of Ecology (Ecology) and by the EPA will require PSE to report its GHG emissions.  The Ecology rule obligates PSE to report certain emissions that were produced in 2009 by October 31, 2010. The EPA rule requires reporting beginning with emissions from 2010 by March 31, 2011.  Equipment modifications will not be required at this time at Colstrip or at any of PSE’s combustion turbines as a result of these reporting rules.
Colstrip is a significant part of the diversified portfolio PSE owns and/or operates for its customers.  Consequently, while Colstrip remains a significant portion of its GHG emissions, PSE’s overall emissions strategy demonstrates a concerted effort to manage customers’ needs with an appropriate balance of new renewable generation, existing generation owned and/or operated by PSE and significant energy efficiency efforts.

Colstrip Emission Controls
The Montana Board of Environmental Review approved a Montana mercury control rule to limit mercury emissions from coal-fired plants on October 16, 2006 (with limits of 0.9 lbs/trillion British thermal units for plants burning coal like that used at Colstrip) which became effective on January 1, 2010.  In 2008, the Colstrip owners, based on testing performed in 2006, 2007 and 2008, ordered mercury control equipment intended to achieve the new limit.  Installation of this equipment has been completed and is in operation.  Depending on actual long-term performance, an evaluation will be conducted to determine whether additional controls, if any, are necessary.
On June 15, 2005, EPA issued the Clean Air Visibility rule to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide, particulate matter and nitrogen oxide controls for large units.
In February 2007, Colstrip was notified by EPA that Colstrip Units 1 & 2 were determined to be subject to EPA’s BART requirements.  PSE submitted a BART engineering analysis for Colstrip Units 1 & 2 in August 2007 and responded to an EPA request for additional analyses with an addendum in June 2008.  PSE cannot yet determine the need for or costs of additional controls to comply with this rule.

Federal Endangered Species Act
Since 1991, a total of 17 species of Northwest and Columbia River Basin salmon and steelhead have been listed as threatened or endangered species under the Endangered Species Act, which influences hydroelectric operations.  While the most significant impacts have affected the Mid-Columbia PUDs, certain Endangered Species Act impacts may affect PSE operations, potentially representing cost exposure and operational constraints.  PSE is actively engaged with federal agencies to address Endangered Species Act issues for PSE’s generating facilities.

EXECUTIVE OFFICERS OF THE REGISTRANTS
The executive officers of Puget Energy as of December 31, 2009 are listed below along with their experience during the past five years.  Officers of Puget Energy are elected for one-year terms.

Name	Age	Offices
S. P. Reynolds	61	President and Chief Executive Officer since February 2009; Chairman, President and Chief Executive Officer 2005 – 2009; President and Chief Executive Officer, 2002 – 2005. Director since January 2002.
J. W. Eldredge	59
Vice President, Controller and Chief Accounting Officer since May 2007; Vice President, Corporate Secretary and Chief Accounting Officer 2005 – 2007; Corporate Secretary and Chief Accounting Officer 1999 – 2005.

D. E. Gaines	52	Vice President Finance and Treasurer since March 2002.
E. M. Markell	58	Executive Vice President and Chief Financial Officer since May 2007; Senior Vice President Energy Resources 2003 – 2007.
J. L. O’Connor	53
Senior Vice President, General Counsel, Corporate Secretary and Chief Ethics and Compliance Officer since May 2007; Senior Vice President, General Counsel, Chief Ethics and Compliance Officer 2005 - 2007; Vice President and General Counsel, 2003 - 2005.

The executive officers of PSE as of December 31, 2009 are listed below along with their business experience during the past five years.  Officers of PSE are elected for one-year terms.

Name	Age	Offices
S. P. Reynolds	61	President and Chief Executive Officer since February 2009; Chairman, President and Chief Executive Officer 2005 – 2009; Director since January 2002; President and Chief Executive Officer 2002 – 2005.
J. W. Eldredge	59	Vice President, Controller and Chief Accounting Officer since May 2007; Vice President, Corporate Secretary, Controller and Chief Accounting Officer 2001 – 2007.
D. E. Gaines	52	Vice President Finance and Treasurer since March 2002.
K. J. Harris	45
Executive Vice President and Chief Resource Officer since May 2007; Senior Vice President Regulatory Policy and Energy Efficiency 2005 – 2007; Vice President Regulatory and Government Affairs 2003 – 2005; Vice President Regulatory Affairs 2002 – 2003.

E. M. Markell	58	Executive Vice President and Chief Financial Officer since May 2007; Senior Vice President Energy Resources 2003 – 2007.
J. L. O’Connor	53
Senior Vice President, General Counsel, Corporate Secretary and Chief Ethics and Compliance Officer since May 2007; Senior Vice President, General Counsel, Chief Ethics and Compliance Officer 2005 –  2007; Vice President and General Counsel 2003 – 2005.

B. A. Valdman	46	Executive Vice President and Chief Operating Officer since May 2007; Senior Vice President Finance and Chief Financial Officer 2003 – 2007.

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

RISKS RELATING TO PSE's BUSINESS

The actions of regulators can significantly affect PSE’s earnings, liquidity and business activities.
The rates that PSE is allowed to charge for its services is the single most important item influencing its financial position, results of operations and liquidity.  PSE is highly regulated and the rates that it charges its wholesale and retail customers are determined by both the Washington Commission and FERC.
PSE is also subject to the regulatory authority of the Washington Commission with respect to accounting, operations, the issuance of securities and certain other matters, and the regulatory authority of FERC with respect to the transmission of electric energy, the sale of electric energy at wholesale, accounting and certain other matters.  Policies and regulatory actions by these regulators could have a material impact on PSE’s financial position, results of operations and liquidity.

PSE’s recovery of costs is subject to regulatory review and its operating income may be adversely affected if its costs are disallowed.
The Washington Commission determines the rates PSE may charge to its electric retail customers based in part on historic test year costs plus weather normalized assumptions about rate year hydro conditions and power costs.  Non-energy costs for natural gas retail customers are based on historic test year costs.  If in a specific year PSE’s costs are higher than what is allowed to be recovered in rates, revenues may not be sufficient to permit PSE to earn its allowed return or to cover its costs.  In addition, the Washington Commission decides what level of expense and investment is reasonable and prudent in providing electric and natural gas service.  If the Washington Commission decides that part of PSE’s costs do not meet the standard, those costs may be disallowed partially or entirely and not recovered in rates.  For these reasons, the rates authorized by the Washington Commission may not be sufficient to earn the allowed return or recover the costs incurred by PSE in a given period.

The PCA mechanism, by which variations in PSE’s power costs are apportioned between PSE and its customers pursuant to a graduated scale, could result in significant increases in PSE’s expenses if power costs are significantly higher than the baseline rate.
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

PSE’s cash flow and earnings could be adversely affected by potential high prices and volatile markets for purchased power, increased customer demand for energy, recurrence of low availability of hydroelectric resources, outages of its generating facilities or a failure to deliver on the part of its suppliers.
The utility business involves many operating risks.  If PSE’s operating expenses, including the cost of purchased power and natural gas, significantly exceed the levels recovered from retail customers, its cash flow and earnings would be negatively affected.  Factors which could cause purchased power and natural gas costs to be higher than anticipated include, but are not limited to, high prices in western wholesale markets during periods when PSE has insufficient energy resources to meet its load requirements and/or high volumes of energy purchased in wholesale markets at prices above the amount recovered in retail rates due to:

•	Increases in demand due, for example, either to weather or customer growth;
•	Below normal energy generated by PSE-owned hydroelectric resources due to low streamflow conditions or precipitation;
•	Extended outages of any of PSE-owned generating facilities or the transmission lines that deliver energy to load centers;
•	Failure to perform on the part of any party from which PSE purchases capacity or energy; and
•	The effects of large-scale natural disasters on a substantial portion of distribution infrastructure.

PSE’s electric generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased power purchase costs.
PSE owns and operates coal, natural gas-fired, hydroelectric, wind-powered and oil-fired generating facilities.  Operation of electric generating facilities involves risks that can adversely affect energy output and efficiency levels.  Included among these risks are:

•	Increased prices for fuel and fuel transportation as existing contracts expire;
•	Facility shutdowns due to a breakdown or failure of equipment or processes or interruptions in fuel supply;
•	Disruptions in the delivery of fuel and lack of adequate inventories;
•	Labor disputes;
•	Inability to comply with regulatory or permit requirements;
•	Disruptions in the delivery of electricity;
•	Operator error or safety related stoppages;
•	Terrorist attacks; and
•	Catastrophic events such as fires, explosions, floods or other similar occurrences.

PSE is subject to the commodity price, delivery and credit risks associated with the energy markets.
In connection with matching loads and resources, PSE engages in wholesale sales and purchases of electric capacity and energy, and, accordingly, is subject to commodity price risk, delivery risk, credit risk and other risks associated with these activities.  Credit risk includes the risk that counterparties owing PSE money or energy will breach their obligations.  Should the counterparties to these arrangements fail to perform, PSE may be forced to enter into alternative arrangements.  In that event, PSE’s financial results could be adversely affected.  Although PSE takes into account the expected probability of default by counterparties, the actual exposure to a default by a particular counterparty could be greater than predicted.
To lower its financial exposure related to commodity price fluctuations, PSE may use forward delivery agreements, swaps and option contracts to hedge commodity price risk with a diverse group of counterparties.  However, PSE does not always cover the entire exposure of its assets or positions to market price volatility, and the coverage will vary over time.  To the extent PSE has unhedged positions or its hedging procedures do not work as planned, fluctuating commodity prices could adversely impact its results of operations.

Costs of compliance with environmental, climate change and endangered species laws are significant and the cost of compliance with new and emerging laws and regulations and the incurrence of associated liabilities could adversely affect PSE’s results of operations.
PSE’s operations are subject to extensive federal, state and local laws and regulations relating to environmental, climate change and endangered species protection.  To comply with these legal requirements, PSE must spend significant sums on measures including resource planning, remediation, monitoring, analysis, mitigation measures, pollution control equipment and emissions related abatement and fees.  New environmental, climate change, emissions and endangered species laws and regulations affecting PSE’s operations may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to PSE or its facilities which may substantially increase environmental, climate change, emissions and endangered species expenditures made by PSE in the future.  Compliance with these or other future regulations could require significant capital expenditures by PSE and adversely affect PSE’s financial position, results of operations, cash flows and liquidity.  In addition, PSE may not be able to recover all of its costs for such expenditures through electric and natural gas rates at current levels in the future.
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
Under current law, PSE is also generally responsible for any on-site liabilities associated with the environmental condition of the facilities that it currently owns or operates or has previously owned or operated.  The incurrence of a material environmental liability or the new regulations governing such liability could result in substantial future costs and have a material adverse effect on PSE’s results of operations and financial condition.
Specific to climate change, Washington State has adopted both a renewable portfolio standard and greenhouse gas legislation, including an emission performance standard provision.  PSE cannot yet determine the costs of compliance with the recently enacted legislation.  Recent decisions related to climate change by the United States Supreme Court and EPA, together with efforts by Congress have drawn greater attention to this issue at the federal, state and local level.  While PSE cannot yet determine costs associated with these or future decisions or potential future legislation, there may be a significant impact on the cost of carbon-intensive coal generation, in particular.

PSE’s business is dependent on its ability to successfully access capital.
PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term debt markets to fund its utility construction program and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy.  If PSE is unable to access capital on reasonable terms, its ability to pursue improvements or acquisitions, including generating capacity, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected.  Capital and credit market disruptions, a downgrade of PSE’s credit rating or the imposition of restrictions on borrowings under its credit facility in the event of a deterioration of financial ratios, may increase PSE’s cost of borrowing or adversely affect the ability to access one or more financial markets.

PSE’s operating results fluctuate on a seasonal and quarterly basis.
PSE’s business is seasonal and weather patterns can have a material impact on its revenues, expenses and operating results.  Because natural gas is heavily used for residential and commercial heating, demand depends heavily on weather patterns in PSE’s service territory, and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season.  However, conservation efforts may result in decreased customer demand, despite normal or lower than normal temperatures.  Demand for electricity is also greater in the winter months associated with heating.  Accordingly, PSE’s operations have historically generated less revenues and income when weather conditions are milder in the winter.  In the event that the Company experiences unusually mild winters, results of operations and financial condition could be adversely affected.

PSE may be adversely affected by extreme events in which PSE is not able to promptly respond and repair the electric and gas infrastructure system.
PSE must maintain an emergency planning and training program to allow PSE to quickly respond to extreme events.  Without emergency planning, PSE is subject to availability of outside contractors during an extreme event which may impact the quality of service provided to PSE’s customers.  In addition, a slow response to extreme events may have an adverse affect on earnings as customers may be without electricity and natural gas for an extended period of time.

PSE may be negatively affected by its inability to attract and retain professional and technical employees.
PSE’s ability to implement a workforce succession plan is dependent upon PSE’s ability to employ and retain skilled professional and technical workers in an aging workforce.  Without a skilled workforce, PSE’s ability to provide quality service to PSE’s customers and meet regulatory requirements will be challenged and could affect earnings.

PSE depends on an aging work force and third party vendors to perform certain important services.
PSE continues to be concerned about the availability and aging of skilled workers for special complex utility functions.  PSE also hires third parties to perform a variety of normal business functions, such as power plant maintenance, data warehousing and management, electric transmission, electric and gas distribution construction and maintenance and certain billing and metering processes.  The unavailability of skilled workers or unavailability of such vendors could adversely affect the quality and cost of PSE’s gas and electric service and accordingly PSE’s results of operations.

Poor performance of pension and postretirement benefit plan investments and other factors impacting plan costs could unfavorably impact PSE’s cash flow and liquidity.
PSE provides a defined benefit pension plan to PSE employees and postretirement benefits to certain PSE employees and former employees.  Costs of providing these benefits are based in part on the value of the plan’s assets and therefore, continued adverse market performance could result in lower rates of return for the investments that fund PSE’s pension and postretirement benefits plans and could increase PSE’s funding requirements related to the pension plans.  Any contributions to PSE’s plans in 2009 and beyond and the timing of the recovery of such contributions in general rate cases could impact PSE’s cash flow and liquidity.

RISKS RELATING TO PUGET ENERGY AND PSE OPERATIONS

 A downgrade in Puget Energy’s or PSE’s credit rating could negatively affect their ability to access capital and the ability to hedge in wholesale markets.
Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s) rate PSE’s senior secured debt at “A-” with a stable outlook and “Baa1” with a stable outlook, respectively.  Although the Company is not aware of any current plans of S&P or Moody’s to lower their respective ratings on PSE’s debt, the Company cannot be assured that such credit ratings will not be downgraded.
Although neither Puget Energy nor PSE has any rating downgrade provisions in its credit facilities that would accelerate the maturity dates of outstanding debt, a downgrade in the Companies’ credit ratings could adversely affect ability to renew existing or obtain access to new credit facilities and could increase the cost of such facilities.  For example, under Puget Energy’s and PSE’s facilities, the borrowing spreads over the London Interbank Offered Rate (LIBOR) and commitment fees increase if their respective corporate credit ratings decline.  A downgrade in commercial paper ratings could increase the cost of commercial paper and limit or preclude PSE’s ability to issue commercial paper under its current programs.
Any downgrade below investment grade of PSE’s senior secured debt could cause counterparties in the wholesale electric, wholesale natural gas and financial derivative markets to require PSE to post a letter of credit or other collateral, make cash prepayments, obtain a guarantee agreement or provide other mutually agreeable security, all of which would expose PSE to additional costs.

The Company may be negatively affected by unfavorable changes in the tax laws or their interpretation.
Changes in tax law, related regulations or differing interpretation or enforcement of applicable law by the Internal Revenue Service or other taxing jurisdiction could have a material adverse impact on the Company’s financial statements.  The tax law, related regulations and case law are inherently complex.  The Company must make judgments and interpretations about the application of the law when determining the provision for taxes.  Disputes over interpretations of tax laws may be settled with the taxing authority in examination, upon appeal or through litigation.  The Company’s tax obligations include income, real estate, public utility, municipal, sales and use, business and occupation and employment-related taxes and ongoing appeals issues related to these taxes.  These judgments may include reserves for potential adverse outcomes regarding tax positions that may be subject to challenge by the taxing authorities.

RISKS RELATING TO PUGET ENERGY’S CORPORATE STRUCTURE

As a holding company, Puget Energy depends on PSE’s ability to pay dividends.
As a holding company with no significant operations of its own, the primary source of funds for the repayment of debt and other expenses, as well as payment of dividends to its shareholder, is cash dividends PSE pays to Puget Energy.  PSE is a separate and distinct legal entity and has no obligation to pay any amounts to Puget Energy, whether by dividends, loans or other payments.  The ability of PSE to pay dividends or make distributions to Puget Energy, and accordingly, Puget Energy’s ability to pay dividends or repay debt or other expenses, will depend on PSE’s earnings, capital requirements and general financial condition.  If Puget Energy does not receive adequate distributions from PSE, it may not be able to meet its obligations or pay dividends.
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s mortgage indentures.  In addition, beginning February 6, 2009, as approved in the Washington Commission merger order, PSE dividends may not be declared or paid if its common equity ratio is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  In addition, pursuant to the merger order, PSE may not declare or make any distribution on the date of distribution unless: (a) the ratio of PSE’s Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to PSE interest for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than three to one; and (b) PSE’s corporate credit/issuer rating is equal to or greater than BBB- with S&P’s and Baa3 with Moody’s.  Further, pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than two to one.  PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), such as failure to comply with certain financial covenants.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal electric generating plants and underground natural gas storage facilities owned by PSE are described under Item 1, Business - Electric Supply and Gas Supply.  PSE owns its transmission and distribution facilities and various other properties.  Substantially all properties of PSE are subject to the liens of PSE’s mortgage indentures.  The Company’s corporate headquarters is housed in a leased building located in Bellevue, Washington.

ITEM 3. LEGAL PROCEEDINGS

See the section under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Proceedings Relating to the Western Power Market.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Upon the completion of the merger on February 6, 2009, Puget Energy’s common stock was delisted from trading on the New York Stock Exchange (NYSE).  As a result of the merger, all of the outstanding shares of Puget Energy’s common stock, the only class of common equity of Puget Energy, are held by its direct parent Puget Equico, which is an indirect wholly owned subsidiary of Puget Holdings.  The outstanding shares of PSE’s common stock, the only class of common equity of PSE, are held by Puget Energy and are not publicly traded.
In 2008 and the first quarter of 2009, prior to the merger, Puget Energy declared quarterly dividends in the amount of $0.25 per share on each share of common stock outstanding and, in connection with the February 6, 2009 merger, Puget Energy also declared a special pro rata dividend of $0.04448 per share.  The payment of dividends on Puget Energy common stock is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s mortgage indentures.  In addition, on February 6, 2009, the Company became subject to certain dividend restrictions.  See Item 1A, Risk Factors, Risks relating to Puget Energy’s Corporate Structure or Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables show selected financial data.  This information should be read in conjunction with the Management Discussion and Analysis (Item 7) and the audited consolidated financial statements and the related notes (Item 8) included elsewhere in this document.

Puget Sound Energy Summary of Operations (Dollars in Thousands)
For Years Ended December 31	2009	2008	2007	2006	2005
Operating revenue	$3,328,501	$3,357,773	$3,220,147	$2,907,063	$2,578,008
Operating income	383,135	392,386	450,384	422,682	391,650
Net income	159,252	162,736	191,127	176,740	146,769
Total assets at year end	$8,816,571	$8,435,855	$7,592,210	$7,061,413	$6,339,800
Long-term debt	2,638,860	2,270,860	2,428,860	2,608,360	2,183,360
Preferred stock subject to mandatory redemption 1	--	1,889	1,889	1,889	1,889
Junior subordinated notes	250,000	250,000	250,000	--	--
Junior subordinated debentures of the corporation payable to a subsidiary trust holding mandatorily redeemable preferred securities	--	--	--	37,750	237,750
Capital lease obligations	54,196	68,586	22,910	23,043	--

	Successor 2	Predecessor 2
Puget Energy Summary of Operations (Dollars in Thousands) For Years Ended December 31	February 6, 2009 to December 31, 2009	January 1, 2009 to February 5, 2009	2008	2007	2006	2005
Operating revenue	$2,925,148	$403,713	$3,357,773	$3,220,147	$2,907,063	$2,578,008
Operating income	474,863	35,410	382,748	441,034	420,851	390,297
Income from continuing operations	174,015	12,756	154,929	184,676	167,224	146,283
Net income	174,015	12,756	154,929	184,464	219,216	155,726
Basic earnings per common share from continuing operations	N/A	N/A	1.20	1.57	1.44	1.43
Basic earnings per common share	N/A	N/A	1.20	1.57	1.89	1.52
Diluted earnings per common share from continuing operations	N/A	N/A	1.19	1.56	1.44	1.42
Diluted earnings per common share	N/A	N/A	1.19	1.56	1.88	1.51
Dividends per common share	N/A	N/A	$1.00	$1.00	$1.00	$1.00
Book value per common share	N/A	N/A	17.53	19.45	18.15	17.52
Total assets at year end	$11,900,140	$8,594,836	$8,434,102	$7,598,736	$7,066,039	$6,609,951
Long-term debt	3,790,698	2,520,860	2,270,860	2,428,860	2,608,360	2,183,360
Preferred stock subject to mandatory redemption 1	--	--	1,889	1,889	1,889	1,889
Junior subordinated notes	250,000	250,000	250,000	250,000	--	--
Junior subordinated debentures of the corporation payable to a subsidiary trust holding mandatorily redeemable preferred securities	--	--	--	--	37,750	237,750
Capital lease obligations	134,229	68,293	68,586	22,910	23,043	--
        _______________
1
All outstanding shares of preferred stock of PSE were defeased on February 5, 2009, and redeemed on March 13, 2009.  In connection with the merger, Puget Energy and PSE amended in their entirety their respective Articles of Incorporation and preferred stock is no longer authorized.

2
All of the operations of Puget Energy are conducted through its subsidiary PSE.  “Predecessor” refers to the operations of Puget Energy and PSE prior to the consummation of the merger.  “Successor” refers to the operations of Puget Energy and PSE subsequent to the merger.  The merger was accounted for in accordance with Financial Accounting Standards Board (FASB) ASC 805.  See Note 3 of the notes to the consolidated financial statements for a description of this transaction.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-K.  The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc.’s (Puget Energy) and Puget Sound Energy, Inc.’s (PSE) objectives, expectations and intentions.  Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “ plans,” “predicts,” “projects,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements.  However, these words are not the exclusive means of identifying such statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Puget Energy’s and PSE’s actual results could differ materially from results that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this report.  Except as required by law, neither Puget Energy nor PSE undertakes an obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy’s and PSE’s other reports filed with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect Puget Energy’s and PSE’s business, prospects and results of operations.

OVERVIEW
Puget Energy is an energy services holding company and all of its operations are conducted through its subsidiary PSE, a regulated electric and natural gas utility company.  PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution, generation and natural gas distribution.  Puget Energy’s business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE.  On February 6, 2009, Puget Holdings LLC (Puget Holdings) completed its merger with Puget Energy.  Puget Holdings is a consortium of long-term infrastructure investors including Macquarie Infrastructure Partners I, Macquarie Infrastructure Partners II, Macquarie Capital Group Limited, Macquarie-FSS Infrastructure Trust, the Canada Pension Plan Investment Board, the British Columbia Investment Management Corporation, and the Alberta Investment Management Corporation (collectively, the Consortium).  As a result of the merger, Puget Energy is a direct wholly owned subsidiary of Puget Equico LLC (Puget Equico), which is an indirect wholly owned subsidiary of Puget Holdings.  In connection with the merger transaction, Puget Energy applied Accounting Standards Codification No. 805, “Business Combinations” (ASC 805).  PSE’s basis of accounting will continue to be on a historical basis and PSE’s financial statements will not include any purchase accounting adjustments.
PSE generates revenues and cash flow primarily from the sale of electric and natural gas services to residential and commercial customers within a service territory covering approximately 6,000 square miles, principally in the Puget Sound region of the state of Washington.  To meet customer growth and to replace expiring power contracts, PSE is implementing energy efficiency programs to reduce the need for additional energy generation, and pursuing additional renewable energy production resources (primarily wind) and base load natural gas-fired generation to meet its needs.  As PSE acquires new long-term energy resources, it will require access to capital markets to meet its financing needs.
The number of PSE’s electric and natural gas customers continued to increase in 2009 but at a slower rate, as compared to 2008; approximately 0.6% and 0.7% annually for each, respectively.  Electric retail kilowatt sales and gas therm sales for the year ended December 31, 2009 declined 0.7% and 3.7%, respectively, as compared to the same period in 2008.  The decline in sales volumes in 2009 is due to warmer temperatures in the fourth quarter of 2009 as compared to 2008, the impact of PSE’s residential and commercial customer conservation programs and weaker economic conditions.  The average temperature in PSE’s service territory for the year ended December 31, 2009 was warmer than the same period in 2008.  The winter forecast provided by the National Oceanic and Atmospheric Administration’s Climate Prediction Center was for an El Nino weather pattern, which may cause the Pacific Northwest to be drier and warmer than normal.  As a result of drier weather conditions during 2009, PSE hydroelectric generation and hydroelectric generation obtained under take or pay contracts declined by 8.8% as compared to the same period in 2008, causing an increase in overall power supply costs.

Factors and Trends Affecting PSE’s Performance.
    The implementation of PSE’s strategy requires the investment of substantial capital over both the near-term and long-term, which presents PSE with several challenges.  Because PSE intends to seek recovery of such investments through the regulatory process, it is substantially dependent upon positive outcomes from that process, as further discussed below.  Further, PSE’s performance is heavily influenced by general economic conditions in its service territory, which effect customer growth and thus utility sales, as well as by the effects of its customers’ conservation investments, which tend to reduce energy sales.The principal business, economic and other factors that affect PSE’s operations and financial performance include:
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
•
Regulatory compliance costs, including those related to new and developing federal regulations of electric system reliability, state regulations of natural gas pipelines and federal and state environmental standards; and

•	The impact of energy efficiency programs on sales and margins.

Regulation of PSE Rates and Recovery of PSE Costs.  The rates that PSE is allowed to charge for its services is the single most important item influencing its financial position, results of operations and liquidity.  PSE is highly regulated and the rates that it charges its retail customers are determined by the Washington Utilities and Transportation Commission (Washington Commission).  The Washington Commission determines these rates based, to a large extent, on historic test year costs plus weather normalized assumptions about hydro conditions and power costs in the relevant rate year.  If in a particular rate year PSE’s costs are higher than what is allowed to be recovered in rates, revenues may not be sufficient to permit PSE to earn its allowed return or to cover its costs.  In addition, the Washington Commission determines whether expenses and investments are reasonable and prudent in providing electric and natural gas service.  If the Washington Commission determines that part of PSE’s costs do not meet the standard, those costs may be disallowed partially or entirely and not recovered in rates.

Electric Rates
On May 8, 2009, PSE filed a general rate case requesting recovery of increased electric revenue requirements.  Based on its February 19, 2010 brief, PSE is requesting an increase in retail general rates of approximately $110.3 million or 5.5% annually for electric.  This rate request includes a capital structure that includes 48.0% common equity and a requested return on equity of 10.8%.  A final order from the Washington Commission is expected in April 2010.
Currently, PSE has a Power Cost Adjustment (PCA) mechanism that provides for recovery of power costs from customers or refunding of power cost savings to customers, as those costs vary from the “power cost baseline” level of power costs which are set, in part, based on normalized assumptions about weather and hydro conditions.  Excess power costs or power cost savings are apportioned between PSE and its customers pursuant to the graduated scale set forth in the PCA mechanism.  As a result, if power costs are significantly higher than the baseline rate, PSE’s expenses could significantly increase.
The graduated scale is as follows:

Annual Power Cost Variability	Customers’ Share	Company’s Share
+/- $20 million	0%	100%
+/- $20 million - $40 million	50%	50%
+/- $40 million - $120 million	90%	10%
+/- $120 + million	95%	5%

The following table sets forth electric rate changes that were approved by the Washington Commission and the corresponding impact to PSE’s annual revenues based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenues (Dollars in Millions)
Merger Rate Credit	February 13, 2009	(0.4)%	$ (6.7)
Electric General Rate Case	November 1, 2008	7.1	130.2
Power Cost Only Rate Case	September 1, 2007	3.7	64.7
Electric General Rate Case	January 13, 2007	(1.3)	(22.8)

Gas Rates
On May 28, 2009, the Washington Commission approved a Purchased Gas Adjustment (PGA) rate decrease of $21.2 million or 1.7% annually effective June 1, 2009.  On September 24, 2009, the Washington Commission approved a PGA rate decrease of $198.1 million or 17.1% annually effective October 1, 2009.  PSE has a PGA mechanism in retail natural gas rates to recover variations in natural gas supply and transportation costs.  Variations in natural gas rates are passed through to customers; therefore PSE’s net income is not affected by such variations.
On May 8, 2009 PSE filed a general rate case with the Washington Commission which proposed an increase in natural gas rates of $27.2 million or 2.2% annually, effective April 2010.  On August 3, 2009, PSE filed an addendum to the natural gas rate request which changed the rate increase to $30.4 million or 2.5%.  On December 17, 2009, PSE filed rebuttal testimony, which lowered the requested natural gas rate increase to $28.4 million or 2.3% annually.  This rate request includes a capital structure with an equity component of 48.0% and a requested rate of return on equity of 10.8%. A final order from the Washington Commission is expected in April 2010.
The following table sets forth gas rate changes that were approved by the Washington Commission and the corresponding impact to PSE’s annual revenues based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenues (Dollars in Millions)
Purchased Gas Adjustment	October 1, 2009	(17.1)%	$ (198.1)
Purchased Gas Adjustment	June 1, 2009	(1.7)	(21.2)
Merger Rate Credit	February 13, 2009	(0.4)	(3.6)
Gas General Rate Case	November 1, 2008	4.6	49.2
Purchased Gas Adjustment	October 1, 2008	11.1	108.8
Purchased Gas Adjustment	October 1, 2007	(13.0)	(148.1)
Gas General Rate Case	January 13, 2007	2.8	29.5

Weather Conditions.  Weather conditions in PSE’s service territory can have a significant impact on customer energy usage, affecting PSE’s revenues and energy supply expenses. PSE’s operating revenues and associated energy supply expenses are not generated evenly throughout the year.  While both PSE’s electric and natural gas sales are generally greatest during winter months, variations in energy usage by consumers occur from season to season and from month to month within a season, primarily as a result of weather conditions.  PSE normally experiences its highest retail energy sales and subsequently higher power costs during the winter heating season in the first and fourth quarters of the year and its lowest sales in the third quarter of the year.  Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult.  PSE is experiencing lower customer usage due in part to warmer temperatures beginning with the second quarter of 2009 as compared to 2008, although winter months of both 2009 and 2008 were colder than historical averages in the Puget Sound region.
Customer Demand.  Although in the long term PSE expects the number of natural gas customers to grow at rates slightly above electric customers, both residential electric and natural gas customers are expected to continue a long-term trend of slow decline of energy usage based on continued energy efficiency improvements and higher retail rates.  Because the Washington Commission has not approved any “decoupling” (i.e., severing the link between recovery of fixed costs from commodity sales) or similar regulatory adjustment mechanism for PSE, energy efficiency or conservation programs lead to a direct reduction in net income.  In addition, the effects of the current recession on Washington’s economy have caused a decline in customer usage in 2009 as compared to 2008.
Access to Debt Capital.  PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term debt markets to fund its utility construction program and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy.  Neither Puget Energy nor PSE has any debt outstanding that would accelerate debt maturity upon a credit rating downgrade.  However, a ratings downgrade could adversely affect the ability to renew existing, or obtain access to new, credit facilities and could increase the cost of such facilities.  For example, under Puget Energy’s and PSE’s credit facilities, both of which expire in 2014, the borrowing costs and commitment fees increase as their respective credit ratings decline.  If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or acquisitions, including generating capacity, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected.  PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs.
Regulatory Compliance Costs and Expenditures.  PSE’s operations are subject to extensive federal, state and local laws and regulations.  Such regulations cover electric system reliability, gas pipeline system safety and energy market transparency, among other areas.  Environmental regulations of air and water quality, hazardous waste disposal and endangered species protection also impact the Company’s operations, as would possible climate change legislation or the regulation of generation by-products such as coal ash.  PSE must spend significant sums on measures including resource planning, remediation, monitoring, pollution control equipment and emissions-related abatement and fees in order to comply with these regulatory requirements.
Compliance with these or other future regulations, such as those pertaining to climate change and hazardous waste could require significant capital expenditures by PSE and may adversely affect PSE’s financial position, results of operations, cash flows and liquidity.

Other Challenges and Strategies
Energy Supply.  As noted in PSE’s Integrated Resource Plan (IRP) filed with the Washington Commission, PSE projects that future energy needs will exceed current resources from long-term power purchase agreements and Company-controlled power resources.  The IRP identifies reductions in contractual supplies of energy and capacity available under certain long-term power purchase agreements, requiring replacement of supplies to meet projected demands.  Therefore, PSE’s IRP sets forth a multi-part strategy of implementing energy efficiency programs and pursuing additional renewable resources (primarily wind) and additional base load natural gas-fired generation to meet the growing needs of its customers.  If PSE cannot acquire further additional energy supply resources at a reasonable cost, it may be required to purchase additional power in the open market at a cost that could, in the absence of regulatory relief, significantly increase its expenses and reduce earnings and cash flows.
Infrastructure Investment.  PSE is investing in its utility infrastructure and customer service functions in order to meet regulatory requirements, serve customer energy needs and replace aging infrastructure.  These investments and operating requirements give rise to significant growth in depreciation expense and operating expense, which are not recovered through the ratemaking process in a timely manner.  This “regulatory lag” is expected to continue for the foreseeable future.
Operational Risks Associated With Generating Facilities.  PSE owns and operates coal, natural gas-fired, hydroelectric, wind-powered and oil-fired generating facilities.  Operation of electric generating facilities involves risks that can adversely affect energy output and efficiency levels, including facility shutdowns due to equipment and process failures or fuel supply interruptions.  For example, Colstrip Unit 4 was out of service from March 2009 to the end of October 2009 due to significant repair work required to the unit which was discovered during its routine overhaul.  As a result of this outage, PSE incurred higher power costs of approximately $16.9 million from July through October 2009.  PSE does not have business interruption insurance coverage to cover replacement power costs.
Energy Efficiency Related Lost Sales Margin.  PSE’s sales, margins, earnings and cash flow are adversely affected by its energy efficiency programs, many of which are mandated by law.  The Company is evaluating strategies and other means to reduce or eliminate these adverse financial effects.
Markets for Intangible Power Attributes. The Company is actively engaged in monitoring the development of the commercial markets for such intangible power attributes as Renewable Energy Credits (RECs) and Carbon Financial Instruments.  The Company supports the development of regional and national markets for such products that are free, open, transparent and liquid.

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this document.  Set forth below is the consolidated financial results of PSE for the years ended December 31, 2009, 2008 and 2007:

Puget Sound Energy (Dollars in Thousands) For Years Ended December 31	2009	2008	2009-2008 Percent Change	2007	2008-2007 Percent Change
Operating revenues:
Electric
Residential sales	$1,067,274	$1,046,897	1.9%	$951,101	10.1%
Commercial sales	838,275	800,878	4.7	748,824	7.0
Industrial sales	99,552	106,092	(6.2)	105,227	0.8
Other retail sales, including unbilled revenue	16,424	27,607	(40.5)	31,693	(12.9)
Total retail sales	2,021,525	1,981,474	2.0	1,836,845	7.9
Transportation sales	10,623	7,840	35.5	9,356	(16.2)
Sales to other utilities and marketers	78,471	84,716	(7.4)	109,736	(22.8)
Other	(11,883)	55,433	*	41,892	32.3
Total electric operating revenue	2,098,736	2,129,463	(1.4)	1,997,829	6.6
Gas
Residential sales	795,756	766,799	3.8	756,188	1.4
Commercial sales	357,110	373,701	(4.4)	363,006	2.9
Industrial sales	39,531	43,974	(10.1)	57,716	(23.8)
Total retail sales	1,192,397	1,184,474	0.7	1,176,910	0.6
Transportation sales	13,014	14,700	(11.5)	13,706	7.3
Other	19,334	17,694	9.3	17,413	1.6
Total gas operating revenues	1,224,745	1,216,868	0.6	1,208,029	0.7
Non-utility operating revenue	5,020	11,442	(56.1)	14,289	(19.9)
Total operating revenues	3,328,501	3,357,773	(0.9)	3,220,147	4.3
Operating expenses:
Energy costs:
Purchased electricity	887,306	903,317	1.8	895,592	(0.9)
Electric generation fuel	208,444	212,333	1.8	143,406	(48.1)
Residential exchange	(96,504)	(40,664)	*	(52,439)	(22.5)
Purchased gas	718,860	737,851	2.6	762,112	3.2
Net unrealized (gain)loss on derivative instruments	(1,254)	7,538	*	(2,687)	*
Utility operations and maintenance	487,396	461,632	(5.6)	403,681	(14.4)
Non-utility expense and other	14,532	12,399	(17.2)	12,429	0.2
Merger and related costs	23,908	--	*	--	*
Depreciation and amortization	332,852	312,128	(6.6)	279,222	(11.8)
Conservation amortization	66,466	61,650	(7.8)	39,955	(54.3)
Taxes other than income taxes	303,360	297,203	(2.1)	288,492	(3.0)
Total operating expenses	2,945,366	2,965,387	0.7	2,769,763	(7.1)
Operating income	383,135	392,386	(2.4)	450,384	(12.9)
Other income (deductions):
Other income and expense, net	46,288	26,024	77.9	21,429	21.4
Interest expense	(202,527)	(194,792)	(4.0)	(206,505)	5.7
Income before income taxes	226,896	223,618	1.5	265,308	(15.7)
Income tax expense	67,644	60,882	(11.1)	74,181	17.9
Net income	$159,252	$162,736	(2.1)%	$191,127	(14.9)%
_____________
*	Not meaningful

Puget Sound Energy

2009 compared to 2008
Summary Results of Operations
PSE’s net income in 2009 was $159.3 million on operating revenues from continuing operations of $3.3 billion as compared to $162.7 million on operating revenues from continuing operations of $3.4 billion in 2008.  Subsequent to the merger on February 6, 2009, PSE’s basis of accounting continued to be on a historical basis as PSE’s financial statements do not include any ASC 805 purchase accounting adjustments.  The following are significant factors impacting PSE’s net income:

•
Decrease in electric operating revenues of $30.7 million mainly as a result of losses incurred from the sale of natural gas originally purchased for electric generation, as well as certain related financial hedge contracts, increase residential exchange credit and production tax credits pass through to PSE’s customers and a decline in customer usage due to warmer temperature and the impact of the recession on Washington’s economy.  The decrease was partially offset by an increase in PSE’s retail sales as a result of an electric general tariff rate increase effective November 1, 2008 offset by PGA rate decreases of June 1, 2009 and October 1, 2009.

•
Increase in gas operating revenues of $7.8 million mainly due to a higher gas general tariff rate increase effective November 1, 2008, and a PGA rate increase effective October 1, 2008.  This was offset by PGA rate decreases effective June 1, 2009 and October 1, 2009.

•
Decrease in purchased electricity and electric generation fuel of $16.0 million and $3.9 million, respectively, as a result of lower customer usage and lower wholesale market prices.  The decrease was offset by higher generation from natural gas turbines due to the Colstrip 4 outage and lower hydroelectric and wind generation.

•
Decrease in purchased gas of $19.0 million due to lower customer usage and changes in PGA rates.  The rate decrease was the result of declining natural gas wholesale costs and a reduction of the credit for accumulated PGA payable balance.

•
Increase in residential exchange credits for power costs of $55.8 million from the Bonneville Power Administration (BPA), which was a pass-through to PSE customers, reflected as a reduction in PSE electric operating revenues.

•	Increase in other income and expenses of $20.3 million primarily due to an increase in regulatory interest income from the Mint Farm Generation Station (Mint Farm) deferral.
•
Increase in net unrealized gain on derivative instruments of $8.8 million primarily due to a favorable marked-to-market accounting impact that resulted from the de-designation of cash flow hedges related to PSE’s energy contracts starting on July 1, 2009.

The above changes were partially offset by the following unfavorable impacts to net income:
•	Decrease in non-utility operating revenues of $6.4 million as a result of lower property sales of PSE’s real estate subsidiary and lower revenues related to non-tariff customer support.
•
Increase from one time merger costs of $23.9 million related to the merger of Puget Energy with Puget Holdings.  These costs were primarily related to PSE employee compensation triggered by Puget Energy’s change of control, credit agreement related expenses and the impact of increases in the deferred compensation related liability.

•	Increase in utility operations and maintenance of $25.8 million mainly due to increases in customer service expense and bad debts expense.
•	Increase in depreciation and amortization of $20.7 million and an increase in taxes other than income taxes by $6.2 million.
•	Increase in conservation amortization of $4.8 million as a result of higher authorized recovery of electric and natural gas conservation expenditures.
•	Increase in interest expense of $7.7 million as a result of higher rate long-term debt and an increase in the costs of credit facilities.

2008 compared to 2007
Summary Results of Operations
PSE’s net income in 2008 was $162.7 million on operating revenues from continuing operations of $3.4 billion as compared to $191.1 million on operating revenues from continuing operations of $3.2 billion in 2007.  The following are significant factors impacting PSE net income:
•
Increase in electric operating revenues of $131.7 million due to an increase in retail sales as a result of electric general tariff rate increase, customer growth and higher electricity usage due to colder average temperature.  The increase was partially offset by a decrease in sales to other utilities and marketers.

•	Increase in gas operating revenue of $8.8 million due to higher gas therm sales from customer growth and higher usage from the colder average temperatures in the Pacific Northwest.
•
Increase in purchased electricity and electric generation fuel of $7.7 million and $68.9 million, respectively, as a result of higher wholesale market prices and an increase in combustion turbine generation.

•	Decrease in purchased gas of $24.2 million as a result of lower PGA rates. The decrease was slightly offset by higher customer therm sales.
•	Decrease in interest expense of $11.7 million as a result of lower debt outstanding and lower average interest rates.

The above changes were partially offset by the following unfavorable impact to net income:
•	Decrease in residential exchange pass-through credits of $11.7 million from the BPA.
•
Increase in utility operations and maintenance cost of $57.9 million due to increases in planned maintenance costs, administrative and general expenses, electric transmission and distribution expenses, gas operations and distribution expenses and a settlement related to Colstrip.

•
Increase in net unrealized loss on derivative instruments of $10.2 million due to declining market prices in both electric and gas sectors and an unrealized loss related to PSE’s cash flow hedges of power contracts.

•
Increase in depreciation and amortization of $32.9 million due to additions in depreciable assets and an increase in amortization related to a benefit recognized in 2007 from deferring certain operating costs related to Goldendale.

•
Increase in conservation amortization of $21.7 million as a result of higher authorized recovery of electric and natural gas conservation expenditures and taxes other than income taxes of $8.7 million.

Puget Sound Energy
The following discussion provides the significant items that impact PSE’s results of operations for the years ended December 31, 2009 and 2008.

2009 compared to 2008
Regulated Utility Operating Revenues
Electric Operating Revenues. Electric retail sales increased $40.0 million, or 2.0%, to $2.02 billion from $2.0 billion.  The increase was mainly due to an electric general rate increase of 7.1% effective November 1, 2008, that was partially offset by a merger rate credit, which contributed to an increase in electric retail sales of $109.3 million.  This increase was partially offset by the benefits of the Residential and Farm Energy Exchange Benefit credited to customers which reduced electric operating revenues by $58.4 million.  The credit also reduced power costs by a corresponding amount with no impact on earnings.  In addition, a decrease in retail electricity usage of 148,516 megawatt hours (MWhs) or 0.7% related to lower customer usage resulted in a decrease of approximately $13.7 million to electric operating revenue.
Sales to other utilities and marketers decreased $6.2 million, or 7.4%, to $78.5 million from $84.7 million.  The decrease was due to a decline in PSE’s average wholesale electric sales price which decreased revenues by $33.3 million which was offset by $26.7 million due to an increase in volume.  The sales volume increased by 862,535 MWh or 51.8%.
Other electric operating revenues decreased $67.3 million, to $(11.9) million from $55.4 million.  The decrease was primarily due to $54.7 million related losses from natural gas hedging contracts and $7.6 million decrease in non-core gas sales.  Such gains or losses on the sale of natural gas, which was intended to be used for electric generation, are included as a component of PSE’s PCA mechanism. Also contributing to this decrease are a reduction in transmission revenue and other miscellaneous operating revenues.
Gas Operating Revenues.  Gas retail sales increased $7.9 million, or 0.7%, to $1.192 billion from $1.184 billion.  The increase was primarily due to a $50.5 million increase in gas operating revenues as a result of a gas general rate increase of 4.6% effective November 1, 2008 and PGA rate increase effective October 1, 2008, offset by PGA rate decreases of June 1, 2009 and October 1, 2009.  The PGA mechanism passes through to customer increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs.  PSE’s net income is not affected by changes under the PGA mechanism.  Partially offsetting the increase is a $35.6 million or 3.7% decrease in gas therm sales which decreased revenue by $44.4 million.

Non-Utility Operating Revenues
Non-utility operating revenues decreased $6.4 million, or 56.0%, to $5.0 million from $11.4 million.  The decrease was due to lower property sales by PSE’s real estate subsidiary, which reduced revenue by $3.6 million, and lower revenues related to non-tariff customer support work performed by PSE, which reduced revenue by $3.0 million.

Operating Expenses
Purchased electricity expenses decreased $16.0 million, or 1.8%, to $887.3 million from $903.3 million.  This decrease was primarily due to lower customer usage related to weak economic conditions and higher generation from natural gas combustion turbines as a result of Colstrip Unit 4 outage, lower hydroelectric and wind generation.
To meet customer demand, PSE economically dispatches resources in its power supply portfolio such as fossil-fuel generation, owned and contracted hydroelectric capacity and energy and long-term contracted power.  However, depending principally upon availability of hydroelectric energy, plant availability, fuel prices and/or changing load as a result of weather, PSE may purchase or sell power in the wholesale market.  PSE manages its regulated power portfolio through short-term and intermediate-term off-system physical purchases and sales as well as through other risk management techniques.
Electric generation fuel expense decreased $3.9 million, or 1.8%, to $208.4 million from $212.3 million.  This decrease was due to an $8.6 million decrease in coal-burned fuel due to the outage of Colstrip Unit 4.  The unit was taken offline in March 2009 to conduct maintenance and repair and was returned to service in October 2009.  The decrease was partially offset by a $4.8 million increase in combustion turbine generation costs due to lower hydroelectric and wind generation.
Residential exchange credits increased $55.8 million or 137.1%, to $(96.5) million from $(40.7) million.  Associated with the BPA Residential Exchange Program (REP), the increase was a result of an agreement with BPA to continue to pass on REP benefits to PSE’s customers.  REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue; thus, it has no impact on net income.
Purchased gas expenses decreased $19.0 million, or 2.6%, to $718.9 million from $737.9 million.  The decrease was primarily due to a 3.7% decrease in customer usage and changes to PGA rates.  The PGA mechanism provides the rates used to determine gas costs based on customer usage.  The rate decrease was the result of declining costs of natural gas wholesale.  The PGA mechanism allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or liability, any natural gas supply and transportation costs that exceed or fall short of this expected gas cost amount in PGA mechanism rates, including accrued interest.  The PGA mechanism payable balance at December 31, 2009 was $49.6 million as compared to $8.9 million at December 31, 2008.  PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances.  A receivable balance in the PGA mechanism reflects an under recovery of market natural gas cost through rates.  A payable balance reflects over recovery of market natural gas cost through rates.
Net unrealized (gain) loss on derivative instruments changed by $8.8 million, to a gain of $(1.3) million in 2009, as compared to a loss of $7.5 million in 2008.  The gain was mainly due to mark-to-market accounting for PSE’s energy derivative contracts.  On July 1, 2009, PSE elected to de-designate its energy derivative contracts previously designated as cash flow hedges.  The contracts that were de-designated are physical electric supply contracts and natural gas swap contracts which were used to fix the price of natural gas for electric generation.  For these contracts, all future mark-to-market accounting impacts will be recognized through earnings.  The amount in Accumulated Other Comprehensive Income (OCI) is transferred to earnings when the contracts settle or sooner, if management determines that the forecasted transaction is probable of not occurring.  As a result, PSE will likely continue to experience earnings volatility in future periods.  For the year ended December 31, 2009, PSE recognized $135.5 million gain from the transfer in OCI when contracts settled, which was offset by a $126.6 million loss from unfavorable mark-to-market adjustments.
Utility operations and maintenance expense increased $25.8 million, or 5.6%, to $487.4 million from $461.6 million.  The increase was driven by an $18.6 million increase in customer service expenses, which included a $4.9 million increase in bad debt expense, administrative costs and electric transmission and distribution costs.  Also contributing to the increase is a $2.1 million increase in gas operations costs.
Merger and related costs associated with the merger with Puget Holdings increased $23.9 million.  These costs were primarily related to PSE employee compensation triggered by Puget Energy’s change of control, credit agreement related expenses, legal fees and deferred compensation related liability increases triggered by the merger.  Pursuant to the Washington Commission merger order commitments, PSE will not seek recovery of these costs in retail rates.
Depreciation and amortization expense increased $20.7 million, or 6.6%, to $332.9 million from $312.1 million.  This increase was due to additional capital expenditures that were placed into service and an increase in storm amortization costs as approved in PSE’s general rate case effective November 1, 2008.  Amortization expense included a benefit related to the deferral of Mint Farm fixed cost of $14.1 million which, had it not been included as a reduction to amortization expense, depreciation and amortization expense would have increased by $34.9 million.
Conservation amortization increased $4.8 million, or 7.8%, to $66.5 million from $61.7 million. The increase was due to a higher authorized recovery of electric and natural gas conservation expenditures.  Conservation amortization is a pass-through tariff item with no impact on earnings.
Taxes other than income taxes increased $6.2 million, or 2.1%, to $303.4 million from $297.2 million.  The increase was due to revenue sensitive taxes from increased revenue.

Other Income and Expense, Interest Expense and Income Tax Expense
Other income and expense increased $20.3 million, or 77.9%, to $46.3 million from $26.0 million.  The increase was primarily due to an increase in regulatory interest income from Mint Farm which contributed $14.7 million, Allowance for Funds Used During Construction (AFUDC) of $2.6 million and $2.2 million gain on PSE trust owned life insurance.
Interest expense increased $7.8 million, or 4.0%, to $202.6 million from $194.8 million.  The increase was primarily due to issuance of higher rate long-term debt and an increase in the amortization of costs of credit facilities.
Income tax expense increased $6.7 million, or 11.11%, to $67.6 million from $60.9 million.  The increase was primarily due to an increase in the effective tax rate to 29.8% from 27.2%.  The increase in effective tax rate was mainly due to lower wind generation in 2009 as compared to 2008, which resulted in lower production tax credits.

2008 compared to 2007
Regulated Utility Operating Revenues
Electric Operating Revenues.  Electric retail sales increased $144.6 million for 2008, or 7.9%, to $1.981 billion from $1.836 billion.  The increase was primarily due to colder average temperatures in the Pacific Northwest during the first half of 2008 and during the month of December 2008 which saw record energy peak loads and an increase in customer growth.  Retail electricity usage increased 388,249 MWh or 1.8% for 2008 as compared to the same period in 2007, which resulted in an increase of approximately $34.9 million in electric operating revenue.  The increase in electricity usage was related in part to 1.5% higher average number of customers served in 2008 as compared to 2007.  The electric general rate decrease of January 13, 2007, the Power Cost Only Rate Case (PCORC) rate increase of September 1, 2007 coupled with the electric general rate increase of November 1, 2008 increased electric retail sales by $104.6 million.  The benefits of the Residential and Farm Energy Exchange Benefit credited to customers reduced electric operating revenues by $42.5 million.  This credit also reduced power costs by a corresponding amount with no impact on earnings.
Sales to other utilities and marketers decreased $25.0 million, or 22.8%, to $84.7 million from $109.7 million.  The decrease was due to a decrease in sales volume of 588,157 MWh or 26.1%, which resulted in a decrease of $28.6 million.  This decrease was partially offset by an increase in PSE’s average wholesale sales price to other utilities and marketers as compared to 2007 which resulted in an increase of approximately $3.6 million.
Other electric revenues increased $13.6 million, or 32.3%, to $55.5 million from $41.9 million.  The increase was primarily due to an increase of $14.3 million in noncore gas sales.
Gas Operating Revenues.  Gas retail sales increased $7.6 million, or 0.7%, to $1.184 billion from $1.176 billion.  The increase was due to an increase in gas therm sales of 53.8 million, or 4.8%, reflecting customer growth and colder average temperatures in the Pacific Northwest during the first half 2008 and during December 2008, which contributed $61.2 million.  The increase was primarily offset by lower PGA mechanism rates that were effective October 1, 2007.  PSE’s gas margin and net income are not affected by changes under the PGA mechanism.  The effects of the PGA mechanism rate decrease of 13.0% were offset by a 2.8% natural gas general rate increase effective January 13, 2007, a 11.1% PGA rate increase effective October 1, 2008 and a 4.6% natural gas general rate increase effective November 1, 2008, resulting in a decrease of $53.5 million in natural gas operating revenues.  The PGA mechanism passes through to customers increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs.
Gas transportation sales increased $1.0 million, or 7.3%, to $14.7 million from $13.7 million.  The increase was due to an increase in natural gas general rates effective January 13, 2007 and November 1, 2008 which contributed $0.8 million and an increase in gas transportation volume of 4.2 million or 2.0% which contributed $0.2 million.

Operating Expenses
Purchased electricity expenses increased $7.7 million, or 0.9%, to $903.3 million from $895.6 million.  The increase primarily was a result of higher wholesale market prices during the first half of 2008 which contributed $57.4 million offset by a decrease in purchased power of 1,009.9 MWh or 6.0%, resulting in a decrease of $48.9 million.  The decrease in purchased power is related to increased production from company-owned combustion turbines, wind facilities and thermal generating facilities.  Also offsetting the increase were decreased transmission costs and other expenses, which contributed $0.9 million.
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
Electric generation fuel expense increased $68.9 million, or 48.1%, to $212.3 million from $143.4 million.  The increase was primarily due to an increase in generation from company-owned combustion turbine plants which contributed $66.6 million to the cost of fuel and an increase of $2.3 million due to higher volumes of electricity generated at the Colstrip, Montana coal-fired steam electric generation facility (Colstrip), which increased coal costs in 2008 as compared to 2007.  The increase in combustion turbine generation was due to lower hydroelectric generation and higher wholesale market price of electricity.
Residential exchange credits associated with the REP decreased $11.7 million, or 22.5%, to $(40.7) million from $(52.4) million, as a result of the suspension of the residential and small farm customer electric credit in rates effective June 7, 2007.  The suspension was due to an adverse ruling from the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) which states that BPA actions in entering into residential exchange settlement agreements with investor owned utilities were not in accordance with the law.  In April 2008, PSE signed an agreement pursuant to which BPA would pay PSE $53.7 million for fiscal year 2008 REP benefits.  Of this amount PSE received approval to pass-through to customers approximately $20.0 million over a one-month period.  The remaining $33.7 million was used to offset PSE’s regulatory asset.  The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue; thus, it has no impact on electric margin or net income.  Based upon a new REP agreement, PSE resumed passing through REP credits to customers on November 1, 2008.
Purchased gas expenses decreased $24.2 million, or 3.2%, to $737.9 million from $762.1 million.  The decrease was primarily due to a decrease in PGA rates as approved by the Washington Commission effective October 1, 2007 and partially offset by higher customer therm sales.  The PGA mechanism allows PSE to recover expected natural gas costs, and defer, as a receivable or liability, any natural gas costs that exceed or fall short of this expected natural gas cost amount in PGA mechanism rates, including accrued interest.  The PGA mechanism payable balance at December 31, 2008 was $8.9 million as compared to a payable balance at December 31, 2007 of $77.9 million.
Net unrealized (gain) loss on derivative instruments changed by $10.2 million to $7.5 million loss from $(2.7) million gain.  The increase was primarily a result of decreasing market prices in both electric and gas sectors in the third and fourth quarters of 2008 which included Mid-Columbia and gas derivative contracts.  In addition, $6.1 million of this unrealized loss is associated with the ineffective portion of cash flow hedges for certain power purchase agreements.
Utility operations and maintenance expense increased $57.9 million, or 14.4%, to $461.6 million from $403.7 million. The increase was primarily due to a $23.1 million increase in planned maintenance costs of PSE’s generating facilities and a settlement related to Colstrip, a $10.0 million increase in administrative and general expenses which included increases in maintenance of electric general plant, company facility leases, insurance and liability claims, a $10.0 million increase in electric transmission and distribution expenses, a $9.9 million increase in gas operations and distribution expenses and a $5.5 million increase in customer service expenses including bad debt expense.
Depreciation and amortization expense increased $32.9 million, or 11.8%, to $312.1 million from $279.2 million.  Costs in 2007 included the benefit of the deferral of Goldendale electric generating facility (Goldendale) ownership and operating costs of $10.8 million which, had it not been included, would have resulted in an increase of $43.7 million for 2008 as compared to 2007.  The Goldendale deferral of ownership and operating costs ceased to be effective September 1, 2007, when PSE was authorized to begin recovering the costs in rates.
Conservation amortization increased $21.7 million, or 54.3%, to $61.7 million from $40.0 million.  The increase was due to higher authorized recovery of electric and natural gas conservation expenditures.  Conservation amortization is a pass-through tariff item with no impact on earnings.

Interest Expense and Income Tax Expense
Interest expense decreased $11.7 million, or 5.7%, to $194.8 million from $206.5 million.  The decrease is due primarily to the decrease in average debt outstanding as a result of an equity issuance in December 2007 and lower average interest rates on outstanding debt.
Income tax expense decreased $13.3 million in 2008 as compared to 2007.  The effective tax rate was lower primarily due to higher production tax credits associated with the production of wind-powered energy (PTCs).  The PTCs for 2008 were $23.0 million as compared to $20.2 million in 2007.

Puget Energy

2009 compared to 2008
Summary Results of Operations
All the operations of Puget Energy are conducted through its subsidiary PSE.  “Predecessor” refers to the operations of Puget Energy and PSE prior to the consummation of the merger on February 6, 2009.  “Successor” refers to the operations of Puget Energy and PSE subsequent to the merger.  The merger was accounted for in accordance with ASC 805.  The purchase price was allocated to the related assets and liabilities based on their respective fair values on the merger date with the remaining consideration recorded as goodwill.  The fair values of assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets.  Goodwill is not amortized, but is subject to impairment testing on an annual basis.  Such adjustments to fair value and the allocation of purchase price between identifiable intangibles and goodwill will have an impact on Puget Energy’s expenses and profitability.
Puget Energy’s net income for the years ended December 31 was as follows:

Puget Energy Consolidated Statements of Income
(Dollars in Thousands)	Successor	Predecessor
Benefit/(Expense)	February 6, 2009 - December 31, 2009	January 1, 2009 – February 5, 2009	2009 Combined	Twelve Months Ended December 31, 2008	2009-2008 Percent Change	Twelve Months Ended December 31, 2007	2008-2007 Percent Change
PSE reported net income	$127,641	$31,611	$159,252	$162,736	(2.1)%	$191,127	(14.9)%
Other operating revenue	361	--	361	--	*	--	*
Purchased electricity	529	--	529	--	*	--	*
Net unrealized gain on derivative instruments	151,481	--	151,481	--	*	--	*
Non-utility expense and other	(2,249)	(4)	(2,253)	(380)	*	(1,206)	68.5
Merger and related costs	(2,731)	(20,416)	(23,147)	(9,252)	*	(8,143)	(13.6)
Depreciation and amortization	167	--	167	--	*	--	*
Charitable contribution expense	(5,000)	--	(5,000)	--	*	--	*
Interest expense 1	(71,250)	25	(71,225)	851	*	1,088	*
Income tax expense	(24,934)	1,540	(23,394)	974	*	1,598	*
Puget Energy net income	$174,015	$12,756	$186,771	$154,929	20.6%	$184,464	(16.0)%
_____________
*	Not meaningful
1	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Puget Energy’s net income for 2009 was $186.8 million on operating revenues of $3.3 billion as compared to net income of $154.9 million on operating revenues of $3.4 billion for the same period in 2008.  The following are significant factors impacting Puget Energy’s net income:
•
Puget Energy’s net income was positively impacted by $151.5 million representing a change in net unrealized gain on derivative instruments as a result of the required recognition of all contracts at fair value as part of purchase accounting, including derivative contracts previously designated as Normal Purchase Normal Sale (NPNS).  Certain of these contracts were subsequently redesignated as NPNS.  The unrealized gain represents amortization of the fair values recorded.

•
These increases were partially offset by one-time merger costs of $23.1 million related to the merger of Puget Energy with Puget Holdings.  These costs were primarily related to real estate excise tax, legal fees, transaction advisory services and stock options.

•
Net income was impacted by increases in interest expense of $72.1 million primarily related to the issuance of debt at the time of the merger and a $5.0 million charitable contribution to the PSE Foundation.  Also impacting net income is a $6.8 million increase in expense due to pension and postretirement plan costs as a result of purchase accounting related to the merger, which was included in non-utility expense and other.

2008 compared to 2007
Summary Results of Operations
All the operations of Puget Energy are conducted through its subsidiary PSE.  There were no significant items under Puget Energy exclusive of PSE.  For summary of results of operations, refer to PSE’s 2008 compared to 2007 summary of results of operations.
The following discussion provides the significant items that impact Puget Energy’s results of operations for the year ended December 31, 2009.  For the year ended December 31, 2008, there were no significant items at Puget Energy.

2009 compared to 2008
Operating Expenses
Net unrealized gain on derivative instruments changed by a $151.5 million gain, which included $128.6 million gains from a favorable mark-to-market accounting of derivative contracts.
Merger and related costs increased $13.8 million at Puget Energy for 2009 related to compensation triggered by Puget Energy’s change of control, excise taxes associated with the transaction and financial advisor fees.

Other Income and Expense, Interest Expense and Income Tax Expense
Charitable contribution expense increased $5.0 million at Puget Energy for 2009, due to a charitable contribution to the PSE Foundation.
Interest expense at Puget Energy increased $72.1 million for 2009, primarily due to the term loan and credit facility fees related to the merger on February 6, 2009, which contributed $80.2 million.  Offsetting this increase were the business combination fair value amortization of PSE’s fair value debt, PSE’s deferred debt costs, and PSE Treasury Locks, which contributed $8.6 million.
Income tax expense at Puget Energy increased $24.3 million for 2009.  The increase for 2009 as compared to the same period in 2008 is due to an increase in pre-tax income combined with an increase in the effective tax rate.  The effective tax rate increase is attributable primarily to non-deductible merger transaction costs.

CAPITAL RESOURCES AND LIQUIDITY

Capital Requirements
Contractual Obligations and Commercial Commitments
The following are PSE’s and Puget Energy’s aggregate contractual obligations and commercial commitments as of December 31:

		Payments Due Per Period
Contractual Obligations (Dollars in Millions)	Total	2010	2011 – 2012	2013 - 2014	2015 & Thereafter
Energy purchase obligations 1	$6,187.5	$1,232.7	$1,643.5	$1,174.3	$2,137.0
Long-term debt including interest 2	4,141.0	421.5	595.0	345.1	2,779.4
Short-term debt including interest	127.9	127.9	--	--	--
Service contract obligations 3	474.1	73.5	135.8	118.7	146.1
Non-cancelable operating leases 4	142.4	9.8	24.3	25.3	83.0
Capital leases 4	54.3	54.3	--	--	--
Pension and other benefits funding and payments 5	61.2	16.5	8.2	9.8	26.7
Total PSE contractual cash obligations	$11,188.4	$1,936.2	$2,406.8	$1,673.2	$5,172.2
Long-term debt, including interest 6	1,778.4	71.6	143.4	1,563.4	--
Puget Energy capital leases 4	80.0	37.4	42.6	--	--
Less: Inter-company short-term debt and interest elimination 8	(22.9)	(22.9)	--	--	--
Total Puget Energy contractual cash obligations	$13,023.9	$2,022.3	$2,592.8	$3,236.6	$5,172.2

The following are PSE’s and Puget Energy’s aggregate availability under commercial commitments as of December 31:

	Amount of Available Commitments Expiration Per Period
Commercial Commitments (Dollars in Millions)	Total	2010	2011 – 2012	2013 – 2014	2015 & Thereafter
PSE working capital facility 7	$400.0	$--	$--	$400.0	$--
PSE capital expenditures facility 7	295.0	--	--	295.0	--
PSE energy hedging facility 7	343.0	--	--	343.0	--
Inter-company short term interest and debt 8	7.1	7.1	--	--	--
Total PSE commercial commitments	$1,045.1	$7.1	$--	$1,038.0	$--
Puget Energy capital expenditures facility 6	742.0	--	--	742.0	--
Less: Inter-company short term interest and debt elimination 8	(7.1)	(7.1)	--	--	--
Total Puget Energy commercial commitments	$1,780.0	$--	$--	$1,780.0	$--
_____________
1
Energy purchase contracts were entered into as part of PSE’s obligation to serve retail electric and natural gas customers’ energy requirements.  As a result, costs are generally recovered either through base retail rates or adjustments to retail rates as part of the power and natural gas cost adjustment mechanisms.

2
See Note 9 “Long-Term Debt,” of the notes to the consolidated financial statements for individual long-term debt maturities.  For Puget Energy the amount above excludes the fair value adjustments related to the merger.

3
Represents operational agreements, settlements and other contractual obligations with respect to generation, transmission and distribution facilities.  These costs are generally recovered through base retail rates.

4	See Note 13 “Leases,” of the notes to the consolidated financial statements for additional information.
5	Pension and other benefit expected contributions represent PSE’s estimated cash contributions to the pension plan through 2015.
6
As of December 31, 2009, Puget Energy had fully drawn on a five-year term loan of $1.2 billion and incurred a $258.0 million draw under its $1.0 billion Puget Energy capital expenditure facility.  This balance excludes a purchase price adjustment from the merger.

7
As of December 31, 2009, PSE had credit facilities totaling $1.15 billion of which $105.0 million had been drawn.  These consisted of $400.0 million to fund operating expenses, $400.0 million to fund capital expenditures and $350.0 million to support energy and natural gas hedging.  In addition, a $7.0 million letter of credit was outstanding under the $350.0 million hedging facility.

8	As of December 31, 2009, PSE has a revolving credit facility with Puget Energy in the form of a promissory note to borrow up to $30.0 million of which $22.9 million was drawn.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems are designed to meet regulatory requirements, customer growth and to support reliable energy delivery.  The cash flow from construction expenditures, excluding equity AFUDC and customer refundable contributions was $775.3 million in 2009.  Presently planned utility construction expenditures, excluding AFUDC, for 2010, 2011 and 2012 are:

Capital Expenditure Projections (Dollars in Millions)	2010	2011	2012
Energy delivery, technology and facilities	$657	$596	$591
New resources	369	524	513
Total expenditures	$1,026	$1,120	$1,104

The program is subject to change to respond to general business, economic and regulatory conditions.  Utility construction expenditures and any new generation resource expenditures may be funded with a combination of sources that may include cash from operations, short-term debt, long-term debt and/or equity.  PSE’s planned capital expenditures result in a level of spending that will likely exceed its cash flow from operations.  As a result, execution of PSE’s strategy is dependent in part on continued access to the capital markets.

Capital Resources
Cash From Operations

Puget Sound Energy
Cash generated from operations for the year ended December 31, 2009 was $720.7 million, an increase of $174.3 million from the $546.4 million generated during the year ended December 31, 2008.  The increase was primarily the result of the following factors:
•
An overrecovery of natural gas costs through the PGA mechanism during 2009 of $40.7 million compared to a reduction in the overcollection of $69.0 million to customers in 2008 which increased cash flow from operating activities by $109.7 million.

•
Accounts receivable and unbilled revenue decreased $64.3 million in 2009 compared to an increase of $33.1 million in 2008 due to increased collections from customers, causing an operating cash flow increase of $97.4 million.

•	PSE recognized $116.4 million greater net deferred income taxes and tax credits during 2009 as compared to 2008.
•	Fuel and gas inventory decreased by $24.4 million during 2009 compared to an increase of $20.4 during 2008, which resulted in an increase of $44.8 million.
•	Accrued expenses and other current liabilities increased $7.7 million in 2009 compared to a decrease of $2.8 million in 2008, resulting in an increase of $10.5 million to operating cash flows.

The increase in cash generated from operating activities in 2009 was partially offset by the following:
•	Net payments of $35.2 million on accounts payable during 2009 compared to net purchases of $20.7 million in 2008 due to the timing of payments, which resulted in a decrease of $55.9 million.
•	An increase in prepaid income taxes for 2009 by $107.1 million compared to the same period in 2008.
•	Increased net payments made for the residential exchange program by $38.6 million over 2008.
•	PSE also incurred $21.8 million of deferred regulatory costs related to Mint Farm and Wild Horse expansion during 2009.

Puget Energy
Cash generated from operations for the year ended December 31, 2009 was $1.1 billion, an increase of $531.8 million from the $536.6 million generated in 2008.  The increase included $174.3 million from the cash provided by the operating activities of PSE, discussed above.  In addition, the increase was primarily the result of the following:
•
$524.4 million in derivative settlement payments reclassified to financing activities as a result of the merger.  These contracts represent proceeds received from derivative instruments that included financing elements at the merger date.

•	Puget Energy recognized $45.8 million greater net deferred income taxes and tax credits during 2009 as compared to 2008 than PSE over the same period.
The increase in cash generated from operating activities for 2009 as compared to 2008 was partially offset by a net increase of $54.5 million in natural gas payments and payment of gas financial hedge contracts, power cost and other payable and accrued expense balances as compared to PSE’s net payments.

Financing Program
Financing utility construction requirements and operational needs are largely dependent upon the amount of cash available and the cost and availability of external funds from the capital markets.  PSE anticipates refinancing the redemption of bonds with its liquidity facilities and/or the issuance of new bonds.  Access to funds depends upon factors such as general economic conditions, regulatory climate and policies, Puget Energy’s and PSE’s credit ratings and investor receptivity to investing in the utility industry and PSE.

Liquidity Facilities and Commercial Paper
PSE’s short-term borrowings and sales of commercial paper are used to provide working capital and funding of utility construction programs.  Puget Energy and PSE have not been significantly impacted by the recent disruption in the credit environment.
As of December 31, 2009 and 2008, PSE had $105.0 million and $964.7 million in short-term debt outstanding, exclusive of the demand promissory note with Puget Energy, with a weighted average interest rate of 3.59% and 3.84%, respectively.  As of December 31, 2008, PSE had four committed credit facilities that provided, in aggregate, $1.425 billion in short-term borrowing capability.  Those included a $500.0 million unsecured revolving credit agreement, a $200.0 million accounts receivable securitization facility, a $375.0 million unsecured short-term credit facility and a $350.0 million unsecured credit agreement to support hedging activity.  Effective with the merger on February 6, 2009, the existing credit agreements were replaced with three new credit facilities as described below.

Puget Sound Energy Credit Facilities
Effective with the merger of Puget Energy and Puget Holdings on February 6, 2009, PSE has three committed unsecured revolving credit facilities that provide, in the aggregate, $1.150 billion in short-term borrowing capability.  These new facilities include a $400.0 million credit agreement for working capital needs, a $400.0 million credit facility for funding capital expenditures and a $350.0 million facility to support energy hedging activities.
PSE's credit agreements contain usual and customary affirmative and negative covenants that, among other things, place limitations on its ability to incur additional indebtedness and liens, issue equity, pay dividends, transact with affiliates and make dispositions and investments.  The credit agreements also contain financial covenants, whose measurement periods began with the third quarter 2009 financial statements, based on the following three ratios:  cash flow interest coverage; cash flow debt leverage and debt service coverage.  PSE certifies its compliance with such covenants each quarter with the lending banks.  As of December 31, 2009, PSE exceeded each of the ratio minimums.
These facilities mature in 2014, contain similar terms and conditions, and are syndicated among numerous committed lenders and financial institutions.  The agreements provide PSE with the ability to borrow at different interest rate options and include variable fee levels.  The bank credit agreements allow PSE to borrow at the bank’s prime rate or to make floating rate advances at the London Interbank Offered Rate (LIBOR) plus a spread that is based upon PSE’s credit rating.  The $400.0 million working capital facility and $350.0 million credit agreement to support energy hedging allow for issuing standby letters of credit up to the entire amount of the credit agreements.  The $400.0 million working capital facility also serves as a backstop for PSE’s commercial paper program.
As of December 31, 2009, PSE had $105.0 million outstanding on the $400.0 million capital expenditures facility, a $7.0 million letter of credit outstanding under the $350.0 million facility supporting energy hedging and no outstanding balance on the $400.0 million working capital facility.
Demand Promissory Note.  On June 1, 2006, PSE entered into a revolving credit facility with its parent, Puget Energy, in the form of a Demand Promissory Note (Note).  Through the Note, PSE may borrow up to $30.0 million from Puget Energy, subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lowest of the weighted-average interest rate of: (a) PSE’s outstanding commercial paper interest rate or (b) PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. At December 31, 2009, the outstanding balance of the Note was $22.9 million.  The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE’s financial statements.

Puget Energy Credit Facilities
As of December 31, 2009, Puget Energy has a $1.225 billion five-year term loan and a $1.0 billion credit facility for funding capital expenditures.  Puget Energy’s credit agreements contain usual and customary affirmative and negative covenants similar to PSE's credit facilities.  Puget Energy's financial covenants include cash flow interest coverage and cash flow debt leverage ratios whose measurement periods began with the third quarter 2009 financial statements.  Puget Energy certifies its compliance with such covenants each quarter with the lending banks.  As of December 31, 2009, Puget Energy exceeded each of the ratio minimums.
These facilities mature in 2014, contain similar terms and conditions, and are syndicated among numerous committed lenders and financial institutions.  The agreements provide Puget Energy with the ability to borrow at different interest rate options and include variable fee levels.  Borrowings may be at the bank’s prime rate or at floating rates based on LIBOR plus a spread that is based upon Puget Energy’s credit rating.  Puget Energy must also pay a commitment fee on the unused portion of the $1.0 billion facility.  The spreads and the commitment fee depend on Puget Energy’s credit ratings as determined by Standard & Poor’s (S&P) and Moody’s Investment Services (Moody’s).  Based on Puget Energy’s credit ratings as of the date of this report, the spread over prime rate is 1.25%, the spread to the LIBOR is 2.25% and the commitment fee is 0.84%.  As of December 31, 2009, the term loan was fully drawn and $258.0 million was outstanding under the $1.0 billion facility.

Long-term Funding and Restrictive Covenants
Bond Issuances.  On January 23, 2009, PSE issued $250.0 million of senior notes, secured by first mortgage bonds. The bonds, were placed with approximately 35 institutional investors, have a term of seven years and carry a 6.75% interest rate.  Net proceeds from the issue were used to repay short-term debt incurred to fund in part the utility’s capital expenditures.
On September 11, 2009, PSE issued $350.0 million of senior notes, secured by first mortgage bonds.  The bonds, were placed with approximately 80 institutional investors, have a term of 30 years and carry a 5.757% interest rate.  Net proceeds from the issue were used to repay short-term debt which had been incurred primarily for earlier retirement of maturing long-term debt and to fund in part the utility’s capital expenditures.

Dividend Payment Restrictions.  The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At December 31, 2009, approximately $468.0 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
In addition, beginning February 6, 2009, as approved in the Washington Commission merger order, dividends may not be declared or paid if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  In addition, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade (equal to or greater than BBB- with S&P and Baa3 with Moody’s), or, if its credit rating is below investment grade, PSE’s ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than three to one.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities.  Under the credit facilities, PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), such as failure to comply with certain financial covenants.
Puget Energy’s ability to pay dividends to its shareholder is also limited by the merger order as well as by the terms of its credit facilities, beginning February 6, 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than two to one.  In accordance with terms of the Puget Energy credit facilities, Puget Energy is not permitted to pay dividends during any Event of Default (as defined in the facilities), such as failure to comply with certain financial covenants.  In addition, in order to declare or pay unrestricted dividends, Puget Energy’s FFO to Interest Coverage Ratio (as defined in the facility) may not be less than 1.5 to one and its FFO to Debt Ratio (as defined in the facility) may not be less than 8.25% for the 12 months ending each quarter-end.  Puget Energy is also subject to other restrictions, such as a "lock up" provision that, in certain circumstances, such as failure to meet certain cash flow tests, may further restrict Puget Energy's ability to pay dividends.
At December 31, 2009, the Company met or exceeded all restrictive test minimums required for the payment of dividends.

Debt Restrictive Covenants.  The type and amount of future long-term financing for Puget Energy and PSE are limited by provisions in their credit agreements and restated articles of incorporation as well as PSE’s mortgage indentures.  Under its credit agreements, Puget Energy is generally limited to permitted refinancings and borrowings under its credit facilities and by restrictions placed upon its subsidiaries.  One such restriction limits PSE’s long-term debt issuances to not exceed $500.0 million per year, plus any amount needed to refinance maturing bonds.  Unused amounts under this limitation may be carried forward into future years.  Puget Energy’s facilities contain a provision whereby additional capital expenditure loans up to $750.0 million may, under certain conditions, be made available after the $1.0 billion capital expenditure commitment has been fully borrowed.
PSE may be limited by certain restrictions contained in its credit facilities, its electric and natural gas mortgage indentures and certain loan agreements.  Under the most restrictive tests, at December 31, 2009, PSE could issue:

•
approximately $1.0 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $1.7 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at December 31, 2009; and

•
approximately $644.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.1 billion of gas bondable property available for issuance, subject to interest coverage ratio limitations of 1.75 times and 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), which PSE exceeded at December 31, 2009.

At December 31, 2009, PSE had approximately $5.5 billion in electric and natural gas ratebase to support the interest coverage ratio limitation test for net earnings available for interest.

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
On January 16, 2009, S&P raised its corporate credit rating on PSE to BBB from BBB- while it also lowered its corporate credit rating on Puget Energy to BB+ from BBB-.  The rating actions reflected the anticipated completion of the acquisition of Puget Energy and PSE by Puget Holdings, which occurred on February 6, 2009.  In taking this action, S&P noted that the acquisition was expected to increase total net debt by $850.0 million on a consolidated basis while reducing debt at PSE.  At the same time, S&P removed both companies’ ratings from credit watch with negative implications and revised its ratings outlook to stable.
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
On August 3, 2009, Moody’s upgraded the Senior Secured Debt rating of PSE to Baa1 from Baa2.
On February 1, 2010, Moody’s reaffirmed the issuer rating on PSE at Baa3 and the issuer rating on Puget Energy at Ba2.
On February 18, 2010, S&P reaffirmed the corporate credit rating on PSE at BBB and corporate credit rating on Puget Energy at BB+.

The ratings of Puget Energy and PSE, as of February 25, 2010 were as follows:

Ratings
	S&P	Moody’s
Puget Sound Energy, Inc.
Corporate credit/issuer rating	BBB	Baa3
Senior secured debt	A-	Baa1
Junior subordinated notes	BB+	Ba1
Commercial paper	A-2	P-3
Bank facilities	BBB	Baa3
Ratings outlook	Stable	Stable
Puget Energy, Inc.
Corporate credit/issuer rating	BB+	Ba2
Bank facilities	BB+	Ba2
Ratings outlook	Stable	Stable

Shelf Registrations, Long-Term Debt and Common Stock Activity
In connection with the closing of the merger, all shelf registration statements of Puget Energy were terminated.  On March 13, 2009, PSE filed with the SEC a new shelf registration statement to provide for the offering of senior notes of PSE, secured by first mortgage bonds, and unsecured debentures of PSE.  This shelf registration statement, which did not specify the amount of securities that PSE may offer, was amended on January 26, 2010 and will remain valid until March 13, 2012.  Under the shelf registration, as amended, PSE may offer senior notes secured by first mortgage bonds in an aggregate amount of up to $800.0 million.  The Company also remains subject to the restrictions of PSE’s indentures on the amount of first mortgage bonds that PSE may issue.
On January 23, 2009, PSE completed a $250.0 million issuance of senior secured notes.  The notes have a term of seven years and an interest rate of 6.75%.  Net proceeds from the issue were used to repay short-term debt incurred to fund in part the utility’s capital expenditures.
On September 11, 2009, PSE completed a $350.0 million issuance of senior secured notes.  The notes have a term of 30 years and an interest rate of 5.757%.  Net proceeds from the issue were used to repay short-term debt which had been incurred primarily for earlier retirement of maturing long-term debt and to fund in part the utility’s capital expenditures.

Other
Tenaska Disallowance. The Washington Commission issued an order on May 13, 2004 determining that PSE did not prudently manage natural gas costs for the Tenaska electric generating plant and ordered PSE to adjust its PCA deferral account to reflect a disallowance of accumulated costs under the PCA mechanism for these excess costs.  The increase in purchased electricity expense resulting from the disallowance totaled $1.0 million, $6.4 million and $7.8 million in 2009, 2008 and 2007, respectively.  The order also established guidelines and a benchmark to determine PSE’s recovery on the Tenaska regulatory asset starting with the PCA 3 period (July 1, 2004) through the expiration of the Tenaska contract in December 2011.  The benchmark is defined as the original cost of the Tenaska contract adjusted to reflect the 1.2% disallowance from a 1994 Prudence Order.
The Washington Commission confirmed that if the Tenaska natural gas costs are deemed prudent, PSE will recover the full amount of actual natural gas costs and the recovery of the Tenaska regulatory asset even if the benchmark is exceeded.  Due to fluctuations in forward market prices of natural gas, the amount and timing of any potential disallowance related to Tenaska can change.  The projected costs and projected benchmark costs for Tenaska as of December 31, 2009 based on current forward market natural gas prices are as follows:
(Dollars in Millions)	2010	2011
Projected Tenaska costs *	$206.5	$203.2
Projected Tenaska benchmark costs	197.4	205.6
Over (under) benchmark costs	$9.1	$(2.4)

Projected 50% disallowance based on Washington Commission methodology	$3.0	$--
_______________
*	Projection will change based on market conditions of natural gas and replacement power costs.

California Regulatory Asset
PSE has held a receivable relating to unpaid bills for power sold into the markets maintained by the CAISO.  At December 31, 2009, the net receivable for such sales was $21.2 million, which was reclassified to a regulatory asset.  The collectability is subject to the outcome of the Washington Commission ruling on the accounting petition.  On October 7, 2009, PSE filed an amended accounting petition requesting that the Washington Commission authorize PSE to defer the net revenues from the sale of renewable energy credits (RECs) and carbon financial instruments (collectively, REC Proceeds) and use the revenues to: (1) provide funding for low income energy efficiency and renewable energy services, (2) credit a portion of the REC Proceeds to the California Receivable (see Litigation footnote for further discussion) and (3) provide a credit to customers by offsetting the REC Proceeds against a regulatory asset.  The accounting petition is an amended petition to the accounting petition originally filed in April 2007 that requested deferred accounting treatment for renewable energy credits.  The petition is scheduled for hearing in March 2010 and a Washington Commission order is anticipated in the first half of 2010.

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
PSE Settlement of California Matters. On May 8, 2009, PSE and certain California parties filed a proposed settlement with the Federal Energy Regulatory Commission (FERC), seeking FERC’s approval to resolve all the matters and disputes pending between PSE and California parties relating to the western energy crisis.  On July 1, 2009, FERC approved that settlement.
Under the settlement, PSE releases all claims to amounts held in, or presumed payable into, certain escrow accounts.  In particular, the California Power Exchange and Pacific Gas & Electric delivered $59.9 million, plus up to $36.8 million in interest, from escrows they maintain to the California parties.  The release of those funds fully satisfies all claims by the California parties against PSE, and the California parties assume the risk of any shortfalls or adjustments that occur in those accounts.
The settlement resolves all claims by the California parties against PSE in all proceedings and resolves all claims by PSE against California energy purchasers in all proceedings, except that PSE retains any claims or defenses that pertain to the Pacific Northwest Refund Proceedings at FERC.
In addition to the FERC approval obtained on July 1, 2009, PSE’s settlement with the California parties was expressly conditioned upon two other actions: (1) the California Energy Commission’s  approval as qualifying facilities under California renewable energy rules of PSE’s Wild Horse and Hopkins Ridge wind farms; and (2) the approval by the California Public Utility Commission  of a renewable power agreement between PSE and Southern California Edison (SCE), under which PSE will sell qualifying renewable power to SCE in 2009 and 2010.  PSE entered into the SCE contract in January 2009, and all required approvals for that contract were obtained by June 18, 2009.
Use of the proceeds from the renewable power transaction, for ratemaking and accounting purposes, will be determined by the Washington Commission.  PSE anticipates recovery of the net California receivable through this proceeding.
The settlement means that PSE’s exposure to western energy crisis claims is now limited to the Pacific Northwest Refund Proceeding, described previously and updated below.
Pacific Northwest Refund Proceeding. In October 2000, PSE filed a complaint at FERC (Docket No. EL01-10) against “all jurisdictional sellers” in the Pacific Northwest seeking prospective price caps consistent with any result FERC ordered for the California markets.  In April 2009, the Ninth Circuit rejected the requests for rehearing filed in this matter and remanded the proceeding to FERC.  FERC is now considering what response to take to the Court remand order, as petitions for review by the Supreme Court were denied on January 11, 2010.  PSE intends to vigorously defend its position but is unable to predict the outcome of this matter.

Colstrip Matters
In May 2003, approximately 50 plaintiffs initiated an action against the owners of Colstrip alleging that: (1) seepage from two different wastewater pond areas caused groundwater contamination and threatened to contaminate domestic water wells and the Colstrip water supply pond; and (2) seepage from the Colstrip water supply pond caused structural damage to buildings and toxic mold.  The defendants reached agreement on a global settlement with all plaintiffs on April 29, 2008 and PSE paid its share of the settlement in the amount of $10.7 million, net of insurance proceeds, in July 2008.  PSE had previously expensed the settlement in the first quarter 2008.  PSE has also filed an accounting petition with the Washington Commission to recover such costs over five years in its current electric rate proceeding.  This matter is included in PSE’s pending general rate case and an order is expected in April 2010.
On March 29, 2007, a second complaint related to pond seepage was filed on behalf of two ranch owners alleging damage due to the Colstrip Units 3 & 4 effluent holding pond.  Discovery is ongoing and trial is scheduled to begin on May 16, 2011.
The federal Clean Air Mercury Rule, enacted by the Environmental Protection Agency (EPA) in May 2005, was vacated by the D.C. Circuit Court in February 2008.  Final resolution of this matter is still pending.  However the Montana Board of Environmental Review approved a Montana mercury control rule to limit mercury emissions from coal-fired plants on October 16, 2006 (with a limit of 0.9 lbs/Trillion British thermal units (TBtu) for plants burning coal like that used at Colstrip) which remains in effect.  In 2008, the Colstrip owners, based on testing performed in 2006, 2007 and 2008, ordered mercury control equipment intended to achieve the new limit.  The equipment has been fully installed and is in regular operation.  The Colstrip mercury control equipment is operating at a level that meets the current Montana limit, which is based on a rolling 12 month average so compliance cannot be fully confirmed until January 1, 2011.  Optimization of the feed rates of calcium bromide and activated carbon is underway.  Depending on actual long-term performance, an evaluation will be conducted to determine whether additional controls, if any, are necessary.
On June 15, 2005, EPA issued the Clean Air Visibility rule to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide, particulate matter and nitrogen oxide controls for larger units.
In February 2007, Colstrip was notified by EPA that Colstrip Units 1 & 2 were determined to be subject to EPA’s BART requirements.  PSE submitted a BART engineering analysis for Colstrip Units 1 & 2 in August 2007 and responded to an EPA request for additional analyses with an addendum in June 2008.  PSE cannot yet determine the outcome.
A lawsuit was filed in the United States District Court for the District of Montana in February 2009 against the Colstrip operator related to a fatality that occurred at the plant in June 2008.  Discovery ends April 1, 2010 and trial is scheduled for July 12, 2010.  PSE’s level of exposure in this matter is currently unknown.

Proceedings Related to Bonneville Power Administration
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
In September 2008, BPA issued its record of decision in its reopened WP-07 rate proceeding to respond to the various Ninth Circuit opinions.  In this record of decision, BPA adjusted its fiscal year 2009 rates, determined the amounts of REP benefits it considered to have been improperly paid after fiscal year 2001 to PSE and the other regional investor-owned utilities, and determined that such amounts are to be recovered through reductions in REP benefit payments to be made over a number of years.  The amount determined by BPA to be recovered through reductions commencing October 2007 in REP payments for PSE’s residential and small farm customers was approximately $207.2 million plus interest on unrecovered amounts to the extent that PSE receives any REP benefits for its customers in the future.  However, these BPA determinations are subject to subsequent administrative and judicial review, which may alter or reverse such determinations.  PSE and others, including a number of preference agency and investor-owned utility customers of BPA, in December 2008 filed petitions for review in the Ninth Circuit of various of these BPA determinations.
In September 2008, BPA and PSE signed a short-term Residential Purchase and Sale Agreement (RPSA) under which BPA is to pay REP benefits to PSE for fiscal years ending September 30, 2009–2011.  In December 2008, BPA and PSE signed another, long-term RPSA under which BPA is to pay REP benefits to PSE for the period October 2011 through September 2028.  PSE and other customers of BPA in December 2008 filed petitions for review in the Ninth Circuit of the short-term and long-term RPSAs signed by PSE (and similar RPSAs signed by other investor-owned utility customers of BPA) and BPA’s record of decision regarding such RPSAs.  Generally, REP benefit payments under a RPSA are based on the amount, if any, by which a utility's average system cost (ASC) exceeds BPA’s Priority Firm (PF) Exchange rate for such utility.  The ASC for a utility is determined using an ASC methodology adopted by BPA.  The ASC methodology adopted by BPA and the ASC determinations, REP overpayment determinations, and the PF Exchange rate determinations by BPA are all subject to FERC review or judicial review or both and are subject to adjustment, which may affect the amount of REP benefits paid or to be paid by BPA to PSE.  As discussed above, BPA has determined to reduce such payments based on its determination of REP benefit overpayments after fiscal year 2001.
It is not clear what impact, if any, such development or review of such BPA rates, ASC, ASC methodology, and BPA determination of REP overpayments, review of such agreements, and the above described Ninth Circuit litigation may ultimately have on PSE.

Potential for Flooding in the Green River Valley
The Howard Hanson Dam (Dam), located on the upper reach of the Green-Duwamish River, provides flood risk reduction for the benefit of the Green River Valley of south King County.  Formerly an agricultural area, the Green River Valley now is home to substantial residential, commercial and industrial development in such communities as Auburn, Kent, Renton, South Seattle and Tukwila, all of which are within PSE’s gas and electric service territories.  In addition to many gas and electric customers, the area is home to critical PSE infrastructure, including transmission substations, distribution systems, and key operational facilities housing.  In January 2009, heavy rains damaged a section of the Dam and resulted in the Army Corps of Engineers (Corps) deciding in July 2009 to reduce the Dam’s flood storage capacity, pending the completion of improvements.  Due to this reduced capacity, there is an increased risk to downstream communities for higher flood levels during this and future storm seasons, according to the Corps.  PSE is working closely with the Corps, King County, the many affected jurisdictions, and other agencies in preparing for the possibility of flooding, potentially multiple times, that could disrupt service to tens of thousands of electric and gas customers and damage substantial PSE infrastructure. Should a flood or floods in the Green River Valley occur, PSE could incur both significant costs responding to the event and repairing any damage it creates, as well as the loss of revenue from affected customers.
On January 28, 2010, the Washington Commission approved PSE’s request for authorization to defer the costs associated with restoring the Company’s infrastructure, facilitating public safety, and repairing the Company’s electric and natural gas system in the Green River Valley flood plain in the event evacuation is required or flooding occurs due to operations associated with the Dam.  This authorization is conditioned on PSE incurring incremental operation and maintenance costs in excess of $5.0 million per year associated with repair or restoration of the Company’s systems around the Green River.  The Washington Commission’s Order will be effective until the date the Corps confirms that the Dam has been permanently repaired and that Corps’ operations will return to normal.

Critical Accounting Policies And Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements.  The following accounting policies represent those that management believes are particularly important to the financial statements and that require the use of estimates, assumptions and judgment to describe matters that are inherently uncertain.
Revenue Recognition. Utility revenues are recognized when the basis of service is rendered, which includes estimates to determine amounts relating to services rendered but not billed.  Unbilled electricity revenue is determined by taking MWh generated and purchased less estimated system losses and billed MWh plus unbilled MWh balance at the last true-up date.  The estimated system loss percentage for electricity is determined by reviewing historical billed MWh to generated and purchased MWh.  The estimated unbilled MWh balance is then multiplied by the estimated average revenue per MWh.  Unbilled gas revenue is determined by taking therms delivered to PSE less estimated system losses, prior month unbilled therms and billed therms.  The estimated system loss percentage for natural gas is determined by reviewing historical billed therms to therms delivered to customers, which vary little from year to year.  The estimated current month unbilled therms is then multiplied by estimated average rate schedule revenue per therm.
Regulatory Accounting.  As a regulated entity of the Washington Commission and FERC, PSE prepares its financial statements in accordance with the provisions of ASC 980, “Regulated Operations” (ASC 980).  The application of ASC 980 results in differences in the timing and recognition of certain revenues and expenses in comparison with businesses in other industries.  The rates that are charged by PSE to its customers are based on cost base regulation reviewed and approved by the Washington Commission and FERC.  Under the authority of these commissions, PSE has recorded certain regulatory assets and liabilities at December 31, 2009 in the amount of $867.8 million and $300.2 million, respectively, and regulatory assets and liabilities of $1.01 billion and $228.1 million, respectively, at December 31, 2008.  In conjunction with the merger, Puget Energy recognized additional regulatory assets of $297.1 million and liabilities of $1.05 billion, which are amortized through a corresponding liability or asset account, respectively, with no impact to earnings with the exception of NPNS fair value amounts, which will amortize through the statements of income.  PSE expects to fully recover its regulatory assets and liabilities through its rates.  If future recovery of costs ceases to be probable, PSE would be required to write off these regulatory assets and liabilities.  In addition, if at some point in the future PSE determines that it no longer meets the criteria for continued application of ASC 980, Puget Energy could be required to write off its regulatory assets and liabilities associated with acquisition adjustment.
Also encompassed by regulatory accounting and subject to ASC 980 are the PCA and PGA mechanisms.  The PCA and PGA mechanisms mitigate the impact of commodity price volatility upon the Company and are approved by the Washington Commission.  The PCA mechanism provides for a sharing of costs that vary from baseline rates over a graduated scale.  See Item 1 – Business – Regulation and Rates – Electric Regulation and Rates for further discussion regarding the PCA mechanism.  The PGA mechanism passes through to customers increases and decreases in the cost of natural gas supply.  PSE expects to fully recover these regulatory assets through its rates.  However, both mechanisms are subject to regulatory review and approval by the Washington Commission on a periodic basis.
Goodwill.  On February 6, 2009, Puget Holdings completed its merger with Puget Energy.  Puget Energy remeasured the carrying amount of all its assets and liabilities to fair value, which resulted in recognition of approximately $1.7 billion in goodwill.  ASC 350, “Intangibles- Goodwill and Other,” (ASC 350) requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit.  Application of the goodwill impairment test requires judgment, including the identification of reporting unit, assignment of assets and liabilities to reporting unit, assignment of goodwill to reporting unit, and determination of the fair value of the reporting unit.
The goodwill represents the potential long-term return of Puget Energy to their investors.  Goodwill is tested for impairment annually using a two-step process.  The first step compares the carrying amount of the reporting unit with its fair value, with a carrying value higher than fair value indicating potential impairment.  If the first step test fails, the second step is performed.  This entails a full valuation of Puget Energy’s assets and liabilities and comparing the valuation to the carrying amount, with the difference indicating the amount of impairment.  Goodwill of a reporting unit will be tested for impairment on an interim basis if an event occurs or circumstances change that would cause the fair value of a reporting unit to fall below its carrying amount.
Puget Energy conducted its annual impairment tests as of October 1, 2009.  The fair value of Puget Energy’s reporting unit is estimated using both discounted cash flow and market approach. Such approaches are considered methodology that market participants would use.  This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for Puget Energy business, estimation of the useful life over which cash flows will occur and determination of our weighted average cost of capital.  The market approach estimates the fair value of the business based on market prices of stocks of companies engaged in the same or similar lines of business.  In addition, indications of market value are estimated by deriving multiples of equity or invested capital to various measures of revenue, earnings or cash flow.  Changes in these estimates and or assumptions could materially affect the determination of fair value and goodwill impairment of the reporting unit.  Based on the test performed, Management has determined that there is no impairment as of October 1, 2009.  There were no events or circumstances from the date of the assessment through December 31, 2009 that would impact this conclusion.
Derivatives.  The Company enters into derivative contracts to manage its energy resource portfolio and interest rate exposure including forward physical and financial contracts and swaps unless the contracts qualify for an exception.  ASC 815 requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value.  The majority of PSE’s physical contracts qualify for the NPNS exception to derivative accounting rules.  Generally, NPNS applies to contracts with creditworthy counterparties, for which physical delivery is probable and in quantities that will be used in the normal course of business.  Power purchases designated as NPNS must meet additional criteria to determine if the transaction is within PSE’s forecasted load requirements and if the counterparty owns or controls energy resources within the western region to allow for physical delivery of the energy.  PSE may enter into the financial fixed contracts to hedge the variability of certain NPNS contracts.  Those contracts that do not meet the NPNS exception are marked-to-market to current earnings in the statements of income, subject to deferral under ASC 980, for energy related derivatives due to the PCA mechanism and PGA mechanism.
Energy and financial contracts that are considered derivatives may be eligible for designation as cash flow hedges.  If a contract is designated as a cash flow hedge, the change in its market value of the effective portion of the hedge is generally deferred as a component of other comprehensive income until the transaction it is hedging is completed.  Conversely, the change in the market value of derivatives not designated as cash flow hedges is recorded in current period earnings.
On July 1, 2009, PSE elected to de-designate all energy related derivative contracts that previously had been recorded as cash flow hedges for the purpose of simplifying its financial reporting.  The contracts that were de-designated related to physical electric supply contracts and natural gas swap contracts to fix the price of natural gas for electric generation.  For these contracts, all future mark-to-market accounting will be recognized through earnings.  The amount in accumulated OCI is transferred to earnings in the same period or periods during which the hedged transaction affected earnings or sooner if management determines that the forecasted transaction is probable of not occurring. As a result, the Company will likely continue to experience earnings volatility in future periods.
PSE values derivative instruments based on daily quoted prices from an independent external pricing service.  The Company regularly confirms the validity of pricing service quoted prices (e.g. Level 2 in the fair value hierarchy) used to value commodity contracts to the actual prices of commodity contracts entered into during the most recent quarter. When external quoted market prices are not available for derivative contracts, PSE uses a valuation model that uses volatility assumptions relating to future energy prices based on specific energy markets and utilizes externally available forward market price curves.  All derivative instruments are sensitive to market price fluctuations that can occur on a daily basis.  The Company is focused on commodity price exposure and risks associated with volumetric variability in the natural gas and electric portfolios.  It is not engaged in the business of assuming risk for the purpose of speculative trading.  The Company economically hedges open natural gas and electric positions to reduce both the portfolio risk and the volatility risk in prices.  The exposure position is determined by using a probabilistic risk system that models 250 simulations of how the Company’s natural gas and power portfolios will perform under various weather, hydro and unit performance conditions.
The Company may enter into swap instruments on other financial derivative instruments to manage the interest rate risk associated with its long-term debt financing and debt instruments.  As of December 31, 2009, Puget Energy has interest rate swap contracts outstanding related to its long-term debt.  See Note 9 of the notes to the consolidated financial statements.
Fair Value.  As defined in ASC 820, “Fair Value Measurements” (ASC 820), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  However, as permitted under ASC 820, the Company utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing the majority of its assets and liabilities measured and reported at fair value.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.  The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
On February 6, 2009, Puget Holdings completed its merger with Puget Energy.  Puget Energy remeasured the carrying amount of all its assets and liabilities to fair value, which resulted in a recognition of approximately $1.7 billion in goodwill.  See Note 3 of the notes to the consolidated financial statements for the discussion of purchase accounting adjustments.
Pension and Other Postretirement Benefits.  PSE has a qualified defined benefit pension plan covering substantially all employees of PSE.  Qualified pension expense of $3.3 million, income of $0.4 million and expense of $2.8 million were recorded for the years ended December 31, 2009, 2008 and 2007, respectively.  Of these amounts, approximately 61.2%, 60.0% and 58.6% were included in utility operations and maintenance expense in 2009, 2008 and 2007, respectively, and the remaining amounts were capitalized.  Due to the merger, the pension plan was remeasured in accordance with ASC 805.  See Note 3 of the notes to the consolidated financial statements.  For the year ending December 31, 2009, Puget Energy recognized incremental qualified pension expense of $7.5 million.  In 2010, it is expected that PSE and Puget Energy will recognize pension expense of $7.9 million and $3.6 million, respectively.
PSE has a Supplemental Retirement Plan (SERP).  For the years ended December 31, 2009, 2008 and 2007, PSE recognized $4.9 million, $4.5 million and $5.4 million of pension and other postretirement benefit expenses, respectively.  Due to the merger, the SERP plan was remeasured in accordance with ASC 805.  See Note 3 of the notes to the consolidated financial statements for further information on the business combination.  For the year ended December 31, 2009, Puget Energy recognized incremental income of $1.8 million.  In 2010, it is expected PSE and Puget Energy will recognize $4.5 million of pension expense and $1.3 million of pension income.
PSE has other limited postretirement benefit plans.  For the years ended December 31, 2009, 2008 and 2007, PSE recognized expense of $0.3 million, income of $0.2 million and expense of $0.4 million, respectively.  Due to the merger, the other postretirement benefit plans were remeasured in accordance with ASC 805.  For the year ended December 31, 2009, Puget Energy recognized incremental expense of $0.3 million.  See Note 3 of the notes to the consolidated financial statements for further information on the business combination.  In 2010, it is expected that PSE and Puget Energy will recognize expense of $0.2 million and $0.3 million, respectively.
The Company’s pension and other postretirement benefits income or costs depend on several factors and assumptions, including plan design, timing and amount of cash contributions to the plan, earnings on plan assets, discount rate, expected long-term rate of return, mortality and health care cost trends.  Changes in any of these factors or assumptions will affect the amount of income or expense that the Company records in its financial statements in future years and its projected benefit obligation.  The Company has selected an expected return on plan assets based on a historical analysis of rates of return and the Company’s investment mix, market conditions, inflation and other factors.  PSE’s accounting policy for calculating the market-related value of assets is based on a five-year smoothing of asset gains/losses measured from the expected return on market-related assets.  This is a calculated value that recognizes changes in fair value in a systematic and rational manner over five years.  The same manner of calculating market-related value is used for all classes of assets, and is applied consistently from year to year.  Puget Energy has selected an expected return on plan assets based on a historical analysis of rates of return and Puget Energy’s investment mix, market conditions, inflation and other factors.  As required by merger accounting rules, market-related value was reset to market value effective with the merger.  During 2009, the Company made a cash contribution of $18.4 million to the qualified defined benefit plan.  Management is closely monitoring the funding status of its qualified pension plan given the recent volatility of the financial markets.  The aggregate expected contributions by the Company to fund the retirement plan, SERP and other postretirement plans for the year ending December 31, 2010 are $12.0 million, $3.0 million and $1.5 million, respectively.
The following tables reflect the estimated sensitivity associated with a change in certain significant actuarial assumptions (each assumption change is presented mutually exclusive of other assumption changes):

Puget Sound Energy	Change in Assumption	Impact on Projected Benefit Obligation (increase) decrease
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(25,867)	$(1,731)	$(673)
Decrease in discount rate	50 basis points	28,436	1,868	728

Puget Sound Energy	Change in Assumption	Impact on 2009 Pension Expense (increase) decrease
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(2,540)	$(146)	$(55)
Decrease in discount rate	50 basis points	2,777	154	56
Increase in return on plan assets	50 basis points	(2,749)	*	(39)
Decrease in return on plan assets	50 basis points	2,749	*	39
__________
*	Calculation not applicable.

Puget Energy	Change in Assumption	Impact on Projected Benefit Obligation (increase) decrease
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(25,867)	$(1,731)	$(673)
Decrease in discount rate	50 basis points	28,436	1,868	728

Puget Energy	Change in Assumption	Impact on 2009 Pension Expense (increase) decrease
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(218)	$36	$(42)
Decrease in discount rate	50 basis points	1,830	95	(22)
Increase in return on plan assets	50 basis points	(2,052)	*	(39)
Decrease in return on plan assets	50 basis points	2,052	*	39
__________
*	Calculation not applicable.

Recently Adopted Accounting Pronouncements
For the discussion of recently adopted accounting pronouncements, see Note 2 of the notes to the consolidated financial statements (Item 8).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Energy Portfolio Management
PSE maintains energy risk policies and procedures to manage commodity and volatility risks and the related effects on credit, tax, accounting, financing and liquidity.  PSE’s Asset Management Committee establishes PSE’s risk management policies and procedures and monitors compliance.  The Asset Management Committee is comprised of certain PSE officers and is overseen by the PSE Board of Directors.
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

ASC 815, “Derivatives and Hedging” (ASC 815) requires a significant amount of new disclosure regarding PSE’s derivative activities and the nature of such derivatives impact on PSE’s financial position, financial performance and cash flows.  Such detail should serve as an accompaniment to Management’s Discussion and Analysis (MD&A), which is located under Item 8, Note 14 of the notes to the audited consolidated financial statements.
PSE pursues various portfolio optimization strategies but is not in the business of assuming risk for the purpose of realizing speculative trading revenues.  PSE’s portfolio of owned and contracted electric generation resources exposes PSE and its retail electric customers to some volumetric and commodity price risks within the sharing mechanism of the Power Cost Adjustment (PCA).  PSE’s natural gas retail customers are served by natural gas purchase contracts which expose PSE’s customers to commodity price risks through the Purchased Gas Adjustment (PGA) mechanism.  All purchased natural gas costs are recovered through customer rates with no direct impact on PSE. Therefore, wholesale market transactions are focused on balancing PSE’s energy portfolio, reducing costs and risks where feasible and reducing volatility.  PSE’s energy risk portfolio management function monitors and manages these risks.  In order to manage risks effectively, PSE enters into forward physical electricity and gas purchase and sale agreements, and floating for fixed swap contracts that are related to its regulated electric and gas portfolios.  The forward physical electricity contacts are both fixed and variable (at index) while the physical natural gas contracts are variable with investment grade counterparties that do not require collateral calls on the contracts.  To fix the price of natural gas, PSE may enter into natural gas floating for fixed swap (financial) contracts with various counterparties.
On July 1, 2009, PSE elected to de-designate all energy related derivative contracts that previously had been recorded as cash flow hedges for the purpose of simplifying its financial reporting.  The contracts that were de-designated related to physical electric supply contracts and natural gas swap contracts to fix the price of natural gas for electric generation.  For these contracts, all future mark-to-market accounting will be recognized through earnings.  The amount in accumulated OCI is transferred to earnings in the same period or periods during which the hedged transaction affected earnings or sooner if management determines that the forecasted transaction is probable of not occurring. As a result, the Company will likely continue to experience earnings volatility in future periods.

The following tables present the Company’s energy derivatives instruments that do not meet the normal purchase normal sale (NPNS) exception at December 31, 2009 and December 31, 2008, excluding derivatives designated as cash flow hedges (at December 31, 2009 PSE had no contracts designated as cash flow hedges):
	Energy Derivatives
Puget Sound Energy Derivative Portfolio (Dollars in Millions)	December 31, 2009		December 31, 2008
	Assets	Liabilities	Assets	Liabilities
Electric portfolio
Current	$4.1	$75.3	$0.4	$90.6
Long-term	1.0	70.4	0.5	96.1
Total electric derivatives	5.1	145.7	0.9	186.7
Gas portfolio
Current	10.8	62.2	15.2	146.3
Long-term	3.6	19.3	6.2	62.3
Total gas derivatives	14.4	81.5	21.4	208.6
Total derivatives	$19.5	$227.2	$22.3	$395.3

	Energy Derivatives
Puget Energy Derivative Portfolio (Dollars in Millions)	Successor December 31, 2009		Predecessor December 31, 2008
	Assets	Liabilities	Assets	Liabilities
Electric Portfolio
Current	$4.1	$79.7	$0.4	$90.6
Long-term	1.0	70.4	0.5	96.1
Total electric derivatives	5.1	150.1	0.9	186.7
Gas portfolio
Current	10.8	62.2	15.2	146.3
Long-term	3.6	19.3	6.2	62.3
Total gas derivatives	14.4	81.5	21.4	208.6
Total derivatives	$19.5	$231.6	$22.3	$395.3

For further details regarding both the fair value of derivative instruments and the impacts such instruments have on current period earnings and OCI (for cash flow hedges), please see Notes 14 and 15 of the notes to the consolidated financial statements.
At December 31, 2009, the Company had total assets of $14.4 million and total liabilities of $81.6 million related to financial contracts used to economically hedge the cost of physical natural gas purchased to serve natural gas customers.  All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980 due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism.  As the gains and losses on the hedges are realized in future periods, they will be recorded as gas costs under the PGA mechanism.
A hypothetical 10.0% increase/decrease in market prices of natural gas and electricity would change the fair value of Puget Energy and PSE derivative contracts by $118.9 million and $118.2 million, respectively, and would impact the fair value of those contracts marked-to-market in earnings by $25.1 million and $14.3 million, respectively, after-tax related to derivatives not designated as hedges.

The change in fair value of the Company’s outstanding energy derivative instruments from December 31, 2008 through December 31, 2009 is summarized in the table below:
	Puget Sound Energy	Puget Energy Successor	Predecessor 2
Energy Derivative Contracts Gain/(Loss) (Dollars in Millions )	December 31, 2009	December 31, 2009	December 31, 2008
Fair value of contracts outstanding at December 31, 2008	$(373.0)	$(373.0)	$2.0
Contracts realized or otherwise settled during 2009	334.5	148.0	4.0
ASC 820 transition adjustment 1	--	--	(9.0)
Change in fair value of derivatives	(169.2)	12.9	(370.0)
Fair value of contracts outstanding at December 31, 2009	$(207.7)	$(212.1)	$(373.0)
______________
1	ASC 820,”Fair Value Measurement,” transition adjustment related to day one loss deferral of a three-year Locational Power Exchange contract.
2	Prior to the merger, energy derivative contracts were the same for Puget Sound Energy and Puget Energy.

The fair value of the Company’s outstanding derivative instruments at December 31, 2009, based on price source and the period during which the instrument will mature, is summarized below:

Puget Sound Energy	Fair Value of Contracts By Settlement Year
Source of Fair Value (Dollars in Millions)	2010	2011-2012	2013-2014	2015 & Thereafter	Total Fair Value
Prices provided by external sources 1	$(95.6)	$(11.8)	$--	$--	$(107.4)
Prices based on internal models and valuation methods 2	(27.0)	(62.1)	(9.3)	(1.9)	(100.3)
Total fair value	$(122.6)	$(73.9)	$(9.3)	$(1.9)	$(207.7)

Puget Energy	Fair Value of Contracts By Settlement Year
Source of Fair Value (Dollars in Millions)	2010	2011-2012	2013-2014	2015 & Thereafter	Total Fair Value
Prices provided by external sources 1	$(100.0)	$(11.8)	$--	$--	$(111.8)
Prices based on internal models and valuation methods 2	(27.0)	(62.1)	(9.3)	(1.9)	(100.3)
Total fair value	$(127.0)	$(73.9)	$(9.3)	$(1.9)	$(212.1)
______________
1	Prices provided by external pricing service, which utilizes broker quotes and pricing models. Pricing inputs are based on observable market data.
2	Pricing derived from inputs with internally developed methodologies. Pricing inputs are generally less observable than objective sources.

Contingent Features and Counterparty Credit Risk
PSE is exposed to credit risk primarily through buying and selling electricity and natural gas to serve customers.  Credit risk is the potential loss resulting from a counterparty’s non-performance under an agreement.  PSE manages credit risk with policies and procedures for, among other things, counterparty analysis and measurement, monitoring and mitigation of exposure.
Where deemed appropriate, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses.  Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.  As of December 31, 2009, PSE held approximately $2.6 million worth of standby letters of credit in support of various electricity and renewable energy credit transactions.
It is possible that volatility in energy commodity prices could cause PSE to have material credit risk exposures with one or more counterparties.  If such counterparties fail to perform their obligations under one or more agreements, PSE could suffer a material financial loss.  However, as of December 31, 2009, approximately 95.7% of PSE’s energy and gas portfolio exposure, including NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies and 4.3% of PSE’s portfolio are either rated below investment grade or are not rated by rating agencies.  PSE assesses credit risk internally for counterparties that are not rated.
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
PSE monitors counterparties that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies or have changes in ownership.  Counterparty credit risk impacts PSE’s decisions on derivative accounting treatment.  A counterparty may have a deterioration of credit below investment grade, potentially indicating that it is no longer probable that it will fulfill its obligations under a contract (e.g., make a physical delivery upon the contract’s maturity).  ASC 815 specifies the requirements for derivative contracts to qualify for the NPNS scope exception. When performance is no longer probable, based on the deterioration of counterparty’s credit, PSE records the fair value of the contract on the balance sheet with the corresponding amount recorded in the statements of income.
The locked accumulated OCI of the cash flow hedge is impacted by a counterparty’s deterioration of credit under ASC 815 guidelines. If a forecasted transaction associated with the transaction is no longer probable of occurring, based on deterioration of credit, PSE will record in earnings the locked accumulated OCI.
Should a counterparty file for bankruptcy, which could be considered a default under master arrangements, PSE may terminate related contracts.  Derivative accounting entries previously recorded would be reversed in the financial statements.  PSE would compute any termination receivable or payables based on the terms of existing master arrangements.
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
PSE applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  Moreover, PSE calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate.  The fair value of derivatives includes the impact of taking into account credit and non-performance reserves.  As of December 31, 2009, PSE was in a net liability position with the majority of their counterparties; as a result, the default factors of counterparties did not have a significant impact on reserves for the year.

Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments and leases and anticipated long-term debt financing needed to fund capital requirements.  The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities.  The Company utilizes bank borrowings, commercial paper, and line of credit facilities to meet short-term cash requirements.  These short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable.  The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts.  As of December 31, 2009, Puget Energy had seven interest rate swap contracts outstanding whereas PSE did not have any outstanding swap instruments.
In February 2009, Puget Energy entered into interest rate swap transactions to hedge the risk associated with one-month LIBOR floating rate debt.  As of December 31, 2009, the fair value of the interest rate swaps designated as cash flow hedges was a $5.9 million loss.  This fair value considers the risk of Puget Energy’s non-performance by using Puget Energy’s incremental borrowing rate on unsecured debt over the risk-free rate in the valuation estimate.  The ending balance in OCI includes a loss of $3.9 million after tax related to the interest rate swaps designated as cash flow hedges during the current reporting period.
A hypothetical 10% increase in three-month LIBOR would increase the fair value of interest rate swaps by $17.7 million, with a corresponding after-tax increase in unrealized gains recorded in accumulated OCI by $11.5 million.  A hypothetical 10% decrease in interest rates would decrease the fair value of interest rate swaps by $13.0 million, with a corresponding after-tax decrease in unrealized losses recorded in accumulated OCI by $8.5 million.

The following table presents Puget Energy’s interest rate derivative instruments designated as cash flow hedges at December 31, 2009 (no interest rate derivatives existed in 2008):

Derivative Portfolio (Dollars in Millions)	Puget Energy Successor December 31, 2009
Interest Rate Swaps	Assets	Liabilities
Current	$--	$26.8
Long-term	20.9	--
Total	$20.9	$26.8

The change in fair value of Puget Energy’s outstanding interest rate swaps from February 6, 2009 through December 31, 2009 is summarized in the table below:

Interest Rate Derivative Contracts Gain/(Loss) (Dollars in Millions)	Puget Energy Successor February 6, 2009 - December 31, 2009
Fair value of contracts outstanding at December 31, 2008	$--
Contracts realized or otherwise settled during 2009	(29.1)
Change in fair value of derivatives	23.2
Fair value of contracts outstanding at December 31, 2009	$(5.9)

The fair value of Puget Energy’s outstanding interest rate swaps at December 31, 2009, based on price source and the period during which the instrument will mature, is summarized below:

	Fair Value of Contracts By Settlement Year
Source of Fair Value (Dollars in Millions)	2010	2011-2012	2013-2014	2015 & Thereafter	Total fair value
Prices provided by external sources 1	$(26.8)	$0.4	$20.5	$--	$(5.9)
Total fair value	$(26.8)	$0.4	$20.5	$--	$(5.9)
______________
1	Prices provided by external pricing service, which utilizes broker quotes and pricing models. Pricing inputs are based on observable market data.

From time to time PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance.  The ending balance in OCI related to the forward starting swaps and previously settled treasury lock contracts at December 31, 2009 is a net loss of $7.6 million after tax and accumulated amortization.  This compares to a loss of $7.9 million in OCI after tax as of December 31, 2008.  All financial hedge contracts of this type are reviewed by an officer, presented to the Asset Management Committee or the Board of Directors, as applicable and are approved prior to execution.  PSE had no treasury locks or forward starting swap contracts outstanding at December 31, 2009.
The carrying amounts and the fair values of the Company’s debt instruments were:

	December 31, 2009		December 31, 2008
(Dollars in Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Short-term debt	$105.0	$105.0	$964.7	$964.7
Short-term debt owed by PSE to Puget Energy 1	22.9	22.9	26.1	26.1
Long-term debt - fixed-rate	3,120.9	3,282.4	2,678.9	2,221.5
Long-term debt – variable rate	1,483.0	1,478.6	--	--
______________
1	Short-term debt owed by PSE to Puget Energy is eliminated upon consolidation of Puget Energy.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORTS:
Report of Management and Statement of Responsibility
Report of Independent Registered Public Accounting Firm – Puget Energy (Successor)
Report of Independent Registered Public Accounting Firm – Puget Energy (Predecessor)
Report of Independent Registered Public Accounting Firm – Puget Sound Energy

CONSOLIDATED FINANCIAL STATEMENTS:
PUGET ENERGY:
Consolidated Statements of Income for the periods ended February 6, 2009 to December 31, 2009 (Successor) and January 1, 2009 to February 5, 2009 and for the years ended December 31, 2008 and 2007 (Predecessor)

Consolidated Balance Sheets, December 31, 2009 (Successor) and 2008 (Predecessor)
Consolidated Statements of Common Shareholders’ Equity for the periods ended February 6, 2009 to December 31, 2009 (Successor) and January 1, 2009 to February 5, 2009 and for the years ended December 31, 2008 and 2007 (Predecessor)

Consolidated Statements of Comprehensive Income for the periods ended February 6, 2009 to December 31, 2009 (Successor) and January 1, 2009 to February 5, 2009 and for the years ended December 31, 2008 and 2007 (Predecessor)

Consolidated Statements of Cash Flows for the periods ended February 6, 2009 to December 31, 2009 (Successor) and January 1, 2009 to February 5, 2009 and for the years ended  December 31, 2008 and 2007 (Predecessor)

PUGET SOUND ENERGY:
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Balance Sheets, December 31, 2009 and 2008
Consolidated Statements of Common Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

SUPPLEMENTAL QUARTERLY FINANCIAL DATA

SCHEDULE:
I. Condensed Financial Information of Puget Energy
II. Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2009, 2008 and 2007

All other schedules have been omitted because of the absence of the conditions under which they are required, or because the information required is included in the consolidated financial statements or the notes thereto.

Financial statements of PSE’s subsidiaries are not filed herewith inasmuch as the assets, revenues, earnings and earnings reinvested in the business of the subsidiaries are not material in relation to those of the Company.

REPORT OF MANAGEMENT AND STATEMENT OF RESPONSIBILITY
Puget Energy, Inc.
and
Puget Sound Energy, Inc.
Puget Energy, Inc. and Puget Sound Energy, Inc. (the Company) management assumes accountability for maintaining compliance with our established financial accounting policies and for reporting our results with objectivity and integrity.  The Company believes it is essential for investors and other users of the consolidated financial statements to have confidence that the financial information we provide is timely, complete, relevant and accurate.  Management is also responsible to present fairly Puget Energy’s and Puget Sound Energy’s consolidated financial statements, prepared in accordance with generally accepted accounting principles.
Management, with oversight of the Board of Directors, established and maintains a strong ethical climate under the guidance of our Corporate Ethics and Compliance Program so that our affairs are conducted to high standards of proper personal and corporate conduct.  Management also established an internal control system that provides reasonable assurance as to the integrity and accuracy of the consolidated financial statements.  These policies and practices reflect corporate governance initiatives that are compliant with the corporate governance requirements of the Sarbanes-Oxley Act of 2002, including:
•	Our Board has adopted clear corporate governance guidelines.
•	With the exception of the President and Chief Executive Officer, the Board members are independent of management.
•	All members of our key Board committees – the Audit Committee, the Compensation and Leadership Development Committee and the Governance and Public Affairs Committee – are independent of management.
•	The non-management members of our Board meet regularly without the presence of Puget Energy and Puget Sound Energy management.
•	The Charters of our Board committees clearly establish their respective roles and responsibilities.
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
We are committed to improving shareholder value and accept our fiduciary oversight responsibilities.  We are dedicated to ensuring that our high standards of financial accounting and reporting as well as our underlying system of internal controls are maintained.  Our culture demands integrity and we have confidence in our processes, our internal controls and our people, who are objective in their responsibilities and who operate under a high level of ethical standards.

/s/ Stephen P. Reynolds	/s/ Eric M. Markell	/s/ James W. Eldredge
Stephen P. Reynolds	Eric M. Markell	James W. Eldredge
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer	Vice President, Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Puget Energy, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Puget Energy, Inc. and its subsidiaries at December 31, 2009 (Successor Company), and the results of their operations and their cash flows for the period from February 6, 2009 to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Seattle, Washington
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Puget Energy, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Puget Energy, Inc. and its subsidiaries at December 31, 2008 (Predecessor Company), and the results of their operations and their cash flows for the period from January 1, 2009 to February 5, 2009 and for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009 and the manner in which it accounts for fair value measurements in 2008.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Seattle, Washington
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Puget Sound Energy, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Puget Sound Energy, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for fair value measurements in 2008.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Seattle, WA
February 25, 2010

Puget Energy Consolidated Statements of
INCOME
	Successor	Predecessor
(Dollars in Thousands) For Years Ended December 31	February 6, 2009 – December 31, 2009	January 1, 2009 – February 5, 2009	2008	2007
Operating revenues:
Electric	$1,885,118	$213,618	$2,129,463	$1,997,829
Gas	1,034,744	190,001	1,216,868	1,208,029
Other	5,286	94	11,442	14,289
Total operating revenues	2,925,148	403,713	3,357,773	3,220,147
Operating expenses:
Energy costs:
Purchased electricity	796,040	90,737	903,317	895,592
Electric generation fuel	196,483	11,961	212,333	143,406
Residential exchange	(83,962)	(12,542)	(40,664)	(52,439)
Purchased gas	597,935	120,925	737,851	762,112
Net unrealized (gain) loss on derivative instruments	(156,601)	3,867	7,538	(2,687)
Utility operations and maintenance	449,745	37,650	461,632	403,681
Non-utility expense and other	16,672	112	12,785	13,636
Merger and related costs	2,731	44,324	9,252	8,143
Depreciation and amortization	305,943	26,742	312,128	279,222
Conservation amortization	58,875	7,592	61,650	39,955
Taxes other than income taxes	266,424	36,935	297,203	288,492
Total operating expenses	2,450,285	368,303	2,975,025	2,779,113
Operating income	474,863	35,410	382,748	441,034
Other income (deductions):
Other income	49,158	3,653	33,274	28,942
Other expense	(6,154)	(369)	(7,215)	(7,509)
Charitable contributions	(5,000)	--	--	--
Interest charges:
AFUDC	8,864	350	8,610	12,614
Interest expense	(265,675)	(17,291)	(202,582)	(217,823)
Income from continuing operations before income taxes	256,056	21,753	214,835	257,258
Income tax expense	82,041	8,997	59,906	72,582
Income from continuing operations	174,015	12,756	154,929	184,676
Loss from discontinued segment (net of tax)	--	--	--	(212)
Net income	$174,015	$12,756	$154,929	$184,464

The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Balance Sheets
ASSETS
	Successor	Predecessor
(Dollars in Thousands) At December 31	2009	2008
Utility plant:
Electric plant	$4,705,900	$6,596,359
Gas plant	1,995,219	2,500,236
Common plant	284,758	550,368
Less: Accumulated depreciation and amortization	(185,474)	(3,358,816)
Net utility plant	6,800,403	6,288,147
Other property and investments:
Goodwill	1,656,513	--
Investment in Bonneville Exchange Power contract	26,450	29,976
Other property and investments	127,073	118,039
Total other property and investments	1,810,036	148,015
Current assets:
Cash and cash equivalents	78,527	38,526
Restricted cash	19,844	18,889
Accounts receivable, net of allowance for doubtful accounts	320,016	203,563
Secured pledged accounts receivable	--	158,000
Unbilled revenues	208,948	248,649
Materials and supplies, at average cost	75,035	62,024
Fuel and gas inventory, at average cost	96,483	120,205
Unrealized gain on derivative instruments	14,948	15,618
Income taxes	134,617	19,121
Prepaid expense and other	13,117	14,964
Power contract acquisition adjustment gain	169,171	--
Deferred income taxes	39,977	75,135
Total current assets	1,170,683	974,694
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	89,303	95,417
Regulatory asset for PURPA buyout costs	78,162	110,838
Power cost adjustment mechanism	8,529	3,126
Regulatory assets related to power contracts	210,340	--
Other regulatory assets	751,999	766,732
Unrealized gain on derivative instruments	25,459	6,712
Power contract acquisition adjustment gain	865,020	--
Other	90,206	40,421
Total other long-term and regulatory assets	2,119,018	1,023,246
Total assets	$11,900,140	$8,434,102

The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Balance Sheets
CAPITALIZATION AND LIABILITIES
	Successor	Predecessor
(Dollars in Thousands) At December 31	2009	2008
Capitalization:
Common shareholders’ equity:
Common stock $0.01 par value, 250,000,000 shares authorized, 129,678,489 shares outstanding	$--	$1,297
Common stock $0.01 par value, 1,000 share authorized, 200 shares outstanding	--	--
Additional paid-in capital	3,308,957	2,275,225
Earnings reinvested in the business	91,024	259,483
Accumulated other comprehensive income (loss) - net of tax	23,487	(262,804)
Total common shareholders’ equity	3,423,468	2,273,201
Redeemable securities and long-term debt:
Preferred stock subject to mandatory redemption - cumulative - $100 par value:
4.84% series -150,000 shares authorized, 14,583 shares outstanding	--	1,458
4.70% series -150,000 shares authorized, 4,311 shares outstanding	--	431
Total preferred stock subject to mandatory redemption	--	1,889
Long-term debt:
PSE first mortgage bonds and senior notes	2,709,000	2,267,000
PSE pollution control revenue bonds:
Revenue refunding 2003 series, due 2031	161,860	161,860
PSE junior subordinated notes	250,000	250,000
Puget Energy long-term debt	1,483,000	--
PSE long-term debt due within one year	(232,000)	(158,000)
Debt discount and other	(331,162)	--
Total redeemable securities and long-term debt	4,040,698	2,522,749
Total capitalization	7,464,166	4,795,950
Current liabilities:
Accounts payable	321,287	342,254
Short-term debt	105,000	964,700
Current maturities of long-term debt	232,000	158,000
Accrued expenses:
Purchased gas liability	49,587	8,892
Taxes	77,302	85,068
Salaries and wages	30,654	35,280
Interest	52,540	36,074
Unrealized loss on derivative instruments	168,783	236,866
Power contract acquisition adjustment loss	94,223	--
Other	194,786	117,222
Total current liabilities	1,326,162	1,984,356
Long-term and regulatory liabilities:
Deferred income taxes	1,147,667	815,462
Unrealized loss on derivative instruments	89,717	158,423
Regulatory liabilities	261,990	219,221
Regulatory liabilities related to power contracts	1,034,192	--
Power contract acquisition adjustment loss	117,272	--
Other deferred credits	458,974	460,690
Total long-term and regulatory liabilities	3,109,812	1,653,796
Commitments and contingencies (Note 23)
Total capitalization and liabilities	$11,900,140	$8,434,102

The accompanying notes are an integral part of the consolidated financial statements.

 Puget Energy Consolidated Statements of
COMMON SHAREHOLDERS’ EQUITY
	Common Stock
(Dollars in Thousands) For Years Ended December 31, 2009, 2008 & 2007	Shares	Amount	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Income (Loss)	Total Amount
Predecessor
Balance at December 31, 2006	116,576,636	$1,166	$1,969,032	$172,529	$(26,698)	$2,116,029
Net income	--	--	--	184,464	--	184,464
Common stock dividend declared	--	--	--	(116,914)	--	(116,914)
Common stock issued:
New issuance	12,500,000	125	293,070	--	--	293,195
Dividend reinvestment plan	399,993	4	9,777	--	--	9,781
Employee plans	201,860	2	6,621	--	--	6,623
Other comprehensive income	--	--	--	--	28,776	28,776
Balance at December 31, 2007	129,678,489	$1,297	$2,278,500	$240,079	$2,078	$2,521,954
Net income	--	--	--	154,929	--	154,929
Common stock dividend declared	--	--	--	(129,677)	--	(129,677)
Adjustment to initially apply ASC 820, Fair Value Measurements	--	--	--	(5,848)	--	(5,848)
Common stock issued:
Employee plans	--	--	(3,275)	--	--	(3,275)
Other comprehensive loss	--	--	--	--	(264,882)	(264,882)
Balance at December 31, 2008	129,678,489	$1,297	$2,275,225	$259,483	$(262,804)	$2,273,201
Net income	--	--	--	12,756	--	12,756
Common stock dividend declared	--	--	--	(38,188)	--	(38,188)
Common stock expense	--	--	(455)	--	--	(455)
Vesting of employee common stock	--	--	1,531	--	--	1,531
Other comprehensive loss	--	--	--	--	(19,312)	(19,312)
Balance at February 5, 2009	129,678,489	$1,297	$2,276,301	$234,051	$(282,116)	$2,229,533
Successor
Capitalization at merger	200	$--	$3,308,529	$--	$--	$3,308,529
Net income	--	--	--	174,015	--	174,015
Common stock dividend declared	--	--	--	(82,991)	--	(82,991)
Employee stock plan tax windfall	--	--	428	--	--	428
Other comprehensive income	--	--	--	--	23,487	23,487
Balance at December 31, 2009	200	$--	$3,308,957	$91,024	$23,487	$3,423,468
The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Statements of
COMPREHENSIVE INCOME
	Successor	Predecessor
(Dollars in Thousands) For Years Ended December 31	February 6, 2009 – December 31, 2009	January 1, 2009 – February 5, 2009	2008	2007
Net income	$174,015	$12,756	$154,929	$184,464
Other comprehensive income (loss):
Net unrealized loss on interest rate swaps during the period, net of tax of $(12,264), $0, $0 and $0, respectively	(22,777)	--	--	--
Reclassification of net unrealized loss on interest rate swaps during the period, net of tax of $10,168, $0, $0 and $0, respectively	18,884	--	--	--
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $18,554, $ 170, $(80,769) and $16,083, respectively	34,458	315	(149,999)	29,869
Net unrealized loss on energy derivative instruments during the period, net of tax of $(14,120), $(13,010), $(73,621) and $(6,776), respectively	(26,222)	(24,162)	(136,725)	(12,584)
Reclassification of net unrealized loss on energy derivative instruments settled during the period, net of tax of $10,309, $2,428, $11,590 and $6,017, respectively	19,144	4,509	21,525	11,174
Amortization of financing cash flow hedge contracts to earnings, net of tax of $0, $15, $171 and $171, respectively	--	26	317	317
Other comprehensive income (loss)	23,487	(19,312)	(264,882)	28,776
Comprehensive income (loss)	$197,502	$(6,556)	$(109,953)	$213,240

The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Statements of
CASH FLOWS
	Successor	Predecessor
(Dollars in Thousands) For Years Ended December 31	February 6, 2009 – December 31, 2009	January 1, 2009 – February 5, 2009	2008	2007
Operating activities:
Net income	$174,015	$12,756	$154, 929	$184,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	305,943	26,742	312,128	279,222
Conservation amortization	58,875	7,592	61,650	39,955
Deferred income taxes and tax credits, net	243,381	(512)	80,596	66,820
Power cost adjustment mechanism	--	--	(12)	3,243
Amortization of gas pipeline capacity assignment	(8,620)	(791)	(9,346)	(10,943)
Non cash return on regulatory assets	(8,786)	(800)	(9,860)	(10,194)
Net unrealized loss (gain) on derivative instruments	(156,601)	3,867	7,538	(2,687)
Deferred regulatory costs for generation facilities	(18,369)	(3,443)	(288)	(11,505)
Pension funding	(18,400)	--	(24,900)	--
Change in residential exchange program	(2,667)	1,927	37,811	(28,133)
Derivative contracts classified as financing activities due to merger	524,397	--	--	--
Cash receipt from lease purchase option settlement	--	--	--	18,859
Storm damage deferred costs	--	--	--	(29,274)
Other	26,618	5,230	3,999	16,117
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	91,515	(31,332)	(29,405)	(4,652)
Materials and supplies	4,077	(3,388)	89	(18,613)
Fuel and gas inventory	(11,444)	7,605	(20,433)	15,981
Income taxes	(133,773)	18,277	25,182	(44,303)
Prepayments and other	5,744	(3,295)	(3,055)	(2,681)
Purchased gas receivable/payable	38,984	1,711	(68,972)	117,685
Accounts payable	(85,073)	(40,203)	21,420	(52,678)
Taxes payable	12,227	(3,340)	313	29,779
Accrued expenses and other	(31,473)	59,172	(2,802)	7,539
Net cash provided by operating activities	1,010,570	57,775	536,582	564,001
Investing activities:
Construction expenditures - excluding equity AFUDC	(726,157)	(49,531)	(846,001)	(737,258)
Energy efficiency expenditures	(82,258)	(4,918)	(66,126)	(43,398)
Restricted cash	(945)	(10)	(14,096)	(141)
Cash proceeds from property sales	28,152	--	2,248	6,468
Other	(1,868)	959	(7,880)	17,330
Net cash used in investing activities	(783,076)	(53,500)	(931,855)	(756,999)
Financing activities:
Change in short-term debt and leases, net	38,807	(151,800)	704,214	(67,569)
Dividends paid	(121,179)	--	(129,677)	(108,434)
Issuance of common stock	--	--	--	300,544
Long-term notes and bonds issued	400,211	250,000	--	250,000
Redemption of preferred stock	--	(1,889)	--	(37,750)
Redemption of bonds and notes	(158,000)	--	(179,500)	(125,000)
Derivative contracts classified as financing activities due to merger	(524,397)	--	--	--
Issuance costs of bonds and other	(16,372)	7,133	(2,035)	(6,113)
Net cash (used in) provided by financing activities	(380,930)	103,444	393,002	205,678
Net increase (decrease) in cash and cash equivalents	(153,436)	107,719	(2,271)	12,680
Cash and cash equivalents at beginning of year	231,963	38,526	40,797	28,117
Cash and cash equivalents at end of year	$78,527	$146,245	$38,526	$40,797
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$247,247	$1,239	$204,837	$196,180
Cash payments (refunds) for income taxes	(47,740)	--	(42,338)	26,897

The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Statements of
INCOME
(Dollars in Thousands) For Years Ended December 31	2009	2008	2007
Operating revenues:
Electric	$2,098,736	$2,129,463	$1,997,829
Gas	1,224,745	1,216,868	1,208,029
Other	5,020	11,442	14,289
Total operating revenues	3,328,501	3,357,773	3,220,147
Operating expenses:
Energy costs:
Purchased electricity	887,306	903,317	895,592
Electric generation fuel	208,444	212,333	143,406
Residential exchange	(96,504)	(40,664)	(52,439)
Purchased gas	718,860	737,851	762,112
Net unrealized (gain) loss on derivative instruments	(1,254)	7,538	(2,687)
Utility operations and maintenance	487,396	461,632	403,681
Non-utility expense and other	14,532	12,399	12,429
Merger and related costs	23,908	--	--
Depreciation and amortization	332,852	312,128	279,222
Conservation amortization	66,466	61,650	39,955
Taxes other than income taxes	303,360	297,203	288,492
Total operating expenses	2,945,366	2,965,387	2,769,763
Operating income	383,135	392,386	450,384
Other income (deductions):
Other income	52,812	33,239	28,938
Other expense	(6,524)	(7,215)	(7,509)
Interest charges:
AFUDC	9,215	8,610	12,614
Interest expense	(211,478)	(202,588)	(217,823)
Interest expense on Puget Energy note	(264)	(814)	(1,296)
Income before income taxes	226,896	223,618	265,308
Income tax expense	67,644	60,882	74,181
Net income	$159,252	$162,736	$191,127

The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Balance Sheets
ASSETS
(Dollars in Thousands) At December 31	2009	2008
Utility plant:
Electric plant	$7,046,379	$6,596,359
Gas plant	2,637,003	2,500,236
Common plant	539,296	550,368
Less: Accumulated depreciation and amortization	(3,453,165)	(3,358,816)
Net utility plant	6,769,513	6,288,147
Other property and investments:
Investment in Bonneville Exchange Power contract	26,450	29,976
Other property and investments	116,267	118,039
Total other property and investments	142,717	148,015
Current assets:
Cash and cash equivalents	78,407	38,470
Restricted cash	19,844	18,889
Accounts receivable, net of allowance for doubtful accounts	320,065	207,776
Secured pledged accounts receivable	--	158,000
Unbilled revenues	208,948	248,649
Materials and supplies, at average cost	64,604	62,024
Fuel and gas inventory, at average cost	95,813	120,205
Unrealized gain on derivative instruments	14,948	15,618
Income taxes	99,948	17,317
Prepaid expenses and other	12,067	14,420
Deferred income taxes	38,781	75,135
Total current assets	953,425	976,503
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	89,303	95,417
Regulatory asset for PURPA buyout costs	78,162	110,838
Power cost adjustment mechanism	8,529	3,126
Other regulatory assets	665,272	766,732
Unrealized gain on derivative instruments	4,605	6,712
Other	105,045	40,365
Total other long-term and regulatory assets	950,916	1,023,190
Total assets	$8,816,571	$8,435,855

The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Balance Sheets
CAPITALIZATION AND LIABILITIES
(Dollars in Thousands) At December 31	2009	2008
Capitalization:
Common shareholders’ equity:
Common stock ($10 stated value) - 150,000,000 shares authorized, 85,903,791 shares outstanding	$--	$859,038
Common stock ($0.01 par value) – 150,000,000 shares authorized, 85,903,791 shares outstanding	859	--
Additional paid-in capital	2,959,205	1,296,005
Earnings reinvested in the business	333,128	356,947
Accumulated other comprehensive income (loss) – net of tax	(210,120)	(262,804)
Total common shareholders’ equity	3,083,072	2,249,186
Redeemable securities and long-term debt:
Preferred stock subject to mandatory redemption – cumulative - $100 par value:
4.84% series - 150,000 shares authorized, 14,583 shares outstanding	--	1,458
4.70% series - 150,000 shares authorized, 4,311 shares outstanding	--	431
Total preferred stock subject to mandatory redemption	--	1,889
Long-term debt:
First mortgage bonds and senior notes	2,709,000	2,267,000
Pollution control revenue bonds:
Revenue refunding 2003 series, due 2031	161,860	161,860
Junior subordinated notes	250,000	250,000
Long-term debt due within one year	(232,000)	(158,000)
Total redeemable securities and long-term debt	2,888,860	2,522,749
Total capitalization	5,971,932	4,771,935
Current liabilities:
Accounts payable	321,287	341,255
Short-term debt	105,000	964,700
Short-term note owed to Puget Energy	22,898	26,053
Current maturities of long-term debt	232,000	158,000
Accrued expenses:
Purchased gas liability	49,587	8,892
Taxes	77,302	85,068
Salaries and wages	30,654	35,280
Interest	47,154	36,112
Unrealized loss on derivative instruments	137,530	236,866
Other	104,148	117,223
Total current liabilities	1,127,560	2,009,449
Long-term liabilities and regulatory liabilities:
Deferred income taxes	996,576	816,136
Unrealized loss on derivative instruments	89,717	158,423
Regulatory liabilities	250,586	219,221
Other deferred credits	380,200	460,691
Total long-term liabilities and regulatory liabilities	1,717,079	1,654,471
Commitments and contingencies (Note 23)
Total capitalization and liabilities	$8,816,571	$8,435,855

The accompanying notes are an integral part of the consolidated financial statements.

 Puget Sound Energy Consolidated Statement of
COMMON SHAREHOLDERS’ EQUITY
(Dollars in Thousands)	Common Stock
For Years Ended December 31, 2009, 2008 & 2007	Shares	Amount	Additional Paid-in Capital	Earnings Reinvested in the business	Accumulated Other Comprehensive Income (loss)	Total Amount
Balance at December 31, 2006	85,903,791	$859,038	$996,737	$263,206	$(26,698)	$2,092,283
Net income	--	--	--	191,127	--	191,127
Common stock dividend declared	--	--	--	(108,434)	--	(108,434)
Investment received from parent	--	--	300,339	--	--	300,339
Other comprehensive income	--	--	--	--	28,776	28,776
Balance at December 13, 2007	85,903,791	$859,038	$1,297,076	$345,899	$2,078	$2,504,091
Net income	--	--	--	162,736	--	162,736
Common stock dividend declared	--	--	--	(145,840)	--	(145,840)
Adjustment to initially apply ASC 820, Fair Value Measurements	--	--	--	(5,848)	--	(5,848)
Investment returned to parent	--	--	(1,071)	--	--	(1,071)
Other comprehensive loss	--	--	--	--	(264,882)	(264,882)
Balance at December 31, 2008	85,903,791	$859,038	$1,296,005	$356,947	$(262,804)	$2,249,186
Change in par value	--	(858,179)	858,179	--	--	--
Net income	--	--	--	159,252	--	159,252
Common stock dividend declared	--	--	--	(183,071)	--	(183,071)
Investment from parent	--	--	805,283	--	--	805,283
Employee common stock award transferred to liability award	--	--	(690)	--	--	(690)
Employee stock plan tax windfall	--	--	428	--	--	428
Other comprehensive income	--	--	--	--	52,684	52,684
Balance at December 31, 2009	85,903,791	$859	$2,959,205	$333,128	$(210,120)	$3,083,072

Puget Sound Energy Consolidated Statement of
COMPREHENSIVE INCOME

(Dollars in Thousands) For Years Ended December 31	2009	2008	2007
Net income	$159,252	$162,736	$191,127
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $12,819, $(80,769) and $16,083, respectively	23,807	(149,999)	29,869
Net unrealized loss on energy derivative instruments during the period, net of tax of $(32,996), $(73,621) and $(6,776), respectively	(61,277)	(136,725)	(12,584)
Reclassification of net unrealized loss on energy derivative instruments settled during the period, net of tax of $48,373, $11,590 and $6,017, respectively	89,837	21,525	11,174
Amortization of financing cash flow hedge contracts to earnings, net of tax of $171, $171 and $171, respectively	317	317	317
Other comprehensive income (loss)	52,684	(264,882)	28,776
Comprehensive income (loss)	$211,936	$(102,146)	$219,903

The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Statements of
CASH FLOWS
(Dollars in Thousands) For Years Ended December 31	2009	2008	2007
Operating activities:
Net income	$159,252	$162,736	$191,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	332,852	312,128	279,222
Conservation amortization	66,466	61,650	39,955
Deferred income taxes and tax credits, net	194,494	78,050	66,102
Power cost adjustment mechanism	--	(12)	3,243
Amortization of gas pipeline capacity assignment	(9,410)	(9,346)	(10,943)
Non cash return on regulatory assets	(9,586)	(9,860)	(10,194)
Net unrealized loss (gain) on derivative instruments	(1,254)	7,538	(2,687)
Deferred regulatory costs for generation facilities	(21,812)	(288)	(11,505)
Pension funding	(18,400)	(24,900)	--
Change in residential exchange program	(740)	37,811	(28,133)
Cash receipt from lease purchase option settlement	--	--	18,859
Storm damage deferred costs	--	--	(29,274)
Other	17,117	13,634	17,252
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	64,349	(33,055)	(5,215)
Materials and supplies	(2,580)	89	(18,613)
Fuel and gas inventory	24,391	(20,433)	15,981
Income taxes	(82,630)	24,497	(41,814)
Prepayments and other	2,353	(3,055)	(2,706)
Purchased gas receivable / payable	40,695	(68,972)	117,685
Accounts payable	(35,205)	20,735	(52,908)
Taxes payable	(7,339)	313	29,391
Accrued expenses and other	7,678	(2,840)	8,164
Net cash provided by operating activities	720,691	546,420	572,989
Investing activities:
Construction expenditures - excluding equity AFUDC	(775,688)	(846,001)	(737,258)
Energy efficiency expenditures	(87,176)	(66,126)	(43,398)
Restricted cash	(955)	(18,090)	495
Cash received from property sales	28,175	2,248	6,468
Other	(926)	(7,880)	16,875
Net cash used in investing activities	(836,570)	(935,849)	(756,818)
Financing activities:
Change in short-term debt and leases, net	(113,286)	704,214	(67,569)
Dividends paid	(183,071)	(145,840)	(108,434)
Issuance of bonds and notes	600,000	--	250,000
Loan from (payment to) Puget Energy	(3,156)	10,287	(8,537)
Redemption of preferred stock	(1,889)	--	(37,750)
Redemption of bonds and notes	(158,000)	(179,500)	(125,000)
Investment from parent	25,960	--	297,073
Issuance cost of bonds and other	(10,742)	(2,035)	(3,273)
Net cash provided by financing activities	155,816	387,126	196,510
Net increase (decrease) in cash and cash equivalents	39,937	(2,303)	12,681
Cash and cash equivalents at beginning of year	38,470	40,773	28,092
Cash and cash equivalents at end of year	$78,407	$38,470	$40,773
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$183,652	$204,837	$196,180
Cash payments (refunded) for income taxes	(44,365)	(40,034)	26,897

The accompanying notes are an integral part of the consolidated financial statements.

NOTES
To Consolidated Financial Statements of Puget Energy and Puget Sound Energy

NOTE 1.  Summary of Significant Accounting Policies

Basis of Presentation
Puget Energy, Inc. (Puget Energy) is an energy services holding company that owns Puget Sound Energy, Inc. (PSE).  PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering 6,000 square miles, primarily in the Puget Sound region.  On February 6, 2009, Puget Holdings LLC (Puget Holdings), a consortium of long-term infrastructure investors, completed its merger with Puget Energy.  As a result of the merger, Puget Energy is a direct wholly owned subsidiary of Puget Equico LLC (Puget Equico), which is an indirect wholly owned subsidiary of Puget Holdings.  Puget Energy’s basis of accounting incorporates the application of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, “Business Combinations” (ASC 805) as of the date of the merger.  ASC 805 requires the acquirer to recognize and measure identifiable assets acquired and liabilities assumed at fair value as of the merger date.  Puget Energy consolidated financial statements and accompanying footnotes have been segregated to present pre-merger activity as the “Predecessor” Company and post-merger activity as the “Successor” Company.
The 2009 consolidated financial statements of Puget Energy reflect the accounts of Puget Energy and its subsidiary, PSE.  PSE’s consolidated financial statements include the accounts of PSE and its subsidiaries.  Puget Energy and PSE are collectively referred to herein as “the Company.”  The consolidated financial statements are presented after elimination of all significant intercompany items and transactions.  PSE’s basis of accounting will continue to be on a historical basis and PSE’s financial statements do not include any ASC 805 purchase accounting adjustments.
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
Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation adopted in the current fiscal year.

Utility Plant
For PSE, the cost of additions to utility plant, including renewals and betterments, are capitalized at original cost.  Costs include indirect costs such as engineering, supervision, certain taxes, pension and other employee benefits and an allowance for funds used during construction.  Replacements of minor items of property and major maintenance are included in maintenance expense.  The original cost of operating property is charged to accumulated depreciation and costs associated with removal of property, less salvage, are charged to the cost of removal regulatory liability when the property is retired and removed from service.
For Puget Energy, the carrying amount of utility plant was remeasured to fair value on February 6, 2009, as a result of purchase accounting adjustments.  After February 6, 2009, utility plant additions are capitalized at original cost.

Non-Utility Property, Plant and Equipment
For PSE, the costs of other property, plant and equipment are stated at historical cost.  Expenditures for refurbishment and improvements that significantly add to productive capacity or extend useful life of an asset are capitalized.  Replacement of minor items is expensed on a current basis.  Gains and losses on assets sold or retired are reflected in earnings.
For Puget Energy, the carrying amount of non-utility property, plant and equipment was remeasured to fair value on February 6, 2009, as a result of purchase accounting adjustments.  After February 6, 2009, non-utility property, plant and equipment are capitalized at original costs.

Depreciation and Amortization
For financial statement purposes, the Company provides for depreciation and amortization on a straight-line basis.  Amortization is comprised of intangibles such as computer software and franchises.  The depreciation of automobiles, trucks, power-operated equipment, tools and office equipment is allocated to asset and expense accounts based on usage.  The annual depreciation provision stated as a percent of a depreciable electric utility plant was 2.6%, 2.8% and 2.9% in 2009, 2008 and 2007, respectively; depreciable gas utility plant was 3.6%, 3.4% and 3.4% in 2009, 2008 and 2007, respectively; and depreciable common utility plant was 9.6%, 5.8% and 5.1% in 2009, 2008 and 2007, respectively.  Depreciation on other property, plant and equipment is calculated primarily on a straight-line basis over the useful lives of the assets.  The cost of removal is collected from PSE’s customers through depreciation expense and any excess is recorded as a regulatory liability.

Goodwill
On February 6, 2009, Puget Holdings completed its merger with Puget Energy.  Puget Energy remeasured the carrying amount of all its assets and liabilities to fair value, which resulted in recognition of approximately $1.7 billion in goodwill.  ASC 350, “Intangibles- Goodwill and Other,” (ASC 350) requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit.  Application of the goodwill impairment test requires judgment, including the identification of reporting unit, assignment of assets and liabilities to reporting unit, assignment of goodwill to reporting unit, and determination of the fair value of the reporting unit.
The goodwill represents the potential long-term return of Puget Energy to their investors.  Goodwill is tested for impairment annually using a two-step process.  The first step compares the carrying amount of the reporting unit with its fair value, with a carrying value higher than fair value indicating potential impairment.  If the first step test fails, the second step is performed.  This entails a full valuation of Puget Energy’s assets and liabilities and comparing the valuation to the carrying amount, with the difference indicating the amount of impairment.  Goodwill of a reporting unit will be tested for impairment on an interim basis if an event occurs or circumstances change that would cause the fair value of a reporting unit to fall below its carrying amount.
Puget Energy conducted its annual impairment tests as of October 1, 2009.  The fair value of Puget Energy’s reporting unit is estimated using both discounted cash flow and market approach.  Such approaches are considered methodology that market participants would use.  This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for Puget Energy business, estimation of the useful life over which cash flows will occur and determination of our weighted average cost of capital.  The market approach estimates the fair value of the business based on market prices of stocks of companies engaged in the same or similar lines of business.  In addition, indications of market value are estimated by deriving multiples of equity or invested capital to various measures of revenue, earnings or cash flow.  Changes in these estimates and or assumptions could materially affect the determination of fair value and goodwill impairment of the reporting unit.  Based on the test performed, Management has determined that there is no impairment as of October 1, 2009.  There were no events or circumstances from the date of the assessment through December 31, 2009 that would impact management’s conclusion.

Cash and Cash Equivalents
Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase.  Cash equivalents are reported at cost, which approximates fair value, and were $44.3 million and $26.1 million as of December 31, 2009 and 2008, respectively.

Restricted Cash
Restricted cash represents cash to be used for specific purposes.  The restricted cash balance was $19.8 million and $18.9 million at December 31, 2009 and 2008, respectively.  The restricted cash balance in both 2009 and 2008 includes $0.8 million which represents funds held by Puget Western, Inc., a PSE subsidiary, for a real estate development project.  As of December 31, 2009, other restricted cash includes $13.5 million at Bonneville Power Administration (BPA), $3.2 million in a Benefit Protection Trust, $2.1 million PSE received for the benefit of low-income customers from the Enron settlement and $0.2 million in other restricted cash accounts.

Materials and Supplies
Materials and supplies consists primarily of materials and supplies used in the operation and maintenance of electric and natural gas distribution and transmission systems as well as spare parts for combustion turbines used for the generation of electricity.  For PSE, these items are recorded at weighted-average cost method.
For Puget Energy, the carrying amount of materials and supplies was remeasured to fair value on February 6, 2009, as a result of purchase accounting adjustments.  Additionally, materials and supplies included emission allowances, renewable energy credits and carbon financials instruments.  After February 6, 2009, additional items are recorded at weighted-average cost method.

Fuel and Gas Inventory
Fuel and gas inventory is used in the generation of electricity and for future sales to the Company’s natural gas customers.  Fuel inventory consists of coal, diesel and natural gas used for generation.  Gas inventory consists of natural gas and liquefied natural gas (LNG) held in storage for future sales.  For PSE, these items are recorded at the lower of cost or market value using the weighted-average cost method.
For Puget Energy, the carrying amount of fuel and gas inventory was remeasured to fair value on February 6, 2009, as a result of purchase accounting adjustments.  After February 6, 2009, additional inventory are recorded at the lower of cost or market value using the weighted-average cost method.

Regulatory Assets and Liabilities
PSE accounts for its regulated operations in accordance with ASC 980 “Regulated Operations” (ASC 980).  ASC 980 requires PSE to defer certain costs that would otherwise be charged to expense, if it were probable that future rates will permit recovery of such costs.  Accounting under ASC 980 is appropriate as long as rates are established by or subject to approval by independent third-party regulators; rates are designed to recover the specific enterprise’s cost of service; and in view of demand for service, it is reasonable to assume that rates set at levels that will recover costs can be charged to and collected from customers.  In most cases, PSE classifies regulatory assets and liabilities as long-term assets or liabilities.  The exception is the Purchased Gas Adjustment (PGA) payable which is a current liability.
PSE was allowed a return on the net regulatory assets and liabilities of 8.4%, or 7.01% after-tax, for the period March 4, 2005 through January 12, 2007.  Effective January 13, 2007, based on the 2006 general rate case, PSE is allowed a return on the net regulatory assets and liabilities of 8.4%, or 7.06% after tax.  Effective November 1, 2008, PSE was allowed 8.25%, or 7.00% after tax.
The net regulatory assets and liabilities at December 31, 2009 and 2008 included the following:

Puget Sound Energy (Dollars in Millions)	Remaining Amortization Period	2009	2008
Chelan PUD contract initiation 1	Varies	$124.4	$114.8
Storm damage costs  electric	3 to 9 years	105.7	120.1
Deferred income taxes 1	Varies	89.3	95.4
PURPA electric energy supply contract buyout costs	2 years	78.1	110.8
Baker Dam licensing operating and maintenance costs	50 years	70.0	73.9
PGA deferral of unrealized losses on derivative instruments 1	Varies	67.1	187.2
Environmental remediation 1	Varies	59.0	54.5
Deferred Washington Commission allowance for funds used during construction (AFUDC)	27.3 years	51.8	42.8
Energy conservation costs 1	Varies	41.7	17.5
White River relicensing and other costs 1	Varies	34.2	71.0
Investment in Bonneville Exchange power contract	7.5 years	26.5	30.0
California ISO/PX Receivable 3	Varies	21.1	--
Mint Farm ownership and operating costs 1	Varies	20.8	3.0
Unamortized loss on reacquired debt	2 to 26.5 years	19.5	20.8
Various other regulatory assets	Varies	15.8	17.7
Colstrip common property	14.5 years	10.3	11.1
Snoqualmie licensing operating and maintenance costs 1	Varies	9.0	9.6
Power cost adjustment (PCA) mechanism 1	Varies	8.5	3.1
Goldendale ownership and operating costs	2 years	7.6	11.8
Tree watch costs	5.3 years	7.4	11.0
Total PSE regulatory assets		$867.8	$1,006.1
Cost of removal 2	Varies	$(173.4)	$(156.7)
Purchased gas adjustment (PGA) payable 1	Varies	(49.6)	(8.9)
Renewable energy credits 1	Varies	(34.7)	(5.8)
Summit purchase option buy-out	11 years	(17.0)	(18.6)
Deferred credit on gas pipeline capacity	1 to 7.5 years	(14.7)	(24.1)
Deferred gains on property sales	Less than 1 year	(8.7)	(11.9)
Various other regulatory liabilities	Less than 1 year to 7.5 years	(2.1)	(2.1)
Total PSE regulatory liabilities		$(300.2)	$(228.1)
PSE net regulatory assets and liabilities		$567.6	$778.0

Puget Energy (Dollars in Millions)	Remaining Amortization Period	Successor 3 2009	Predecessor 2008
Total PSE regulatory assets	N/A	$867.8	$1,006.1
Puget Energy acquisition adjustments:
Regulatory assets related to power contracts	1 year to 28 years	210.3	--
Service provider contracts	2 to 4 years	29.6	--
Various other regulatory assets	Varies	57.2	--
Total Puget Energy regulatory assets		$1,164.9	$1,006.1

Total PSE regulatory liabilities	N/A	$(300.2)	$(228.1)
Puget Energy acquisition adjustments:
Regulatory liabilities related to power contracts	2 to 43 years	(1,034.2)	--
Various other regulatory liabilities 1	Varies	(11.4)	--
Total Puget Energy regulatory liabilities		$(1,345.8)	$(228.1)
Puget Energy net regulatory asset and liabilities		$(180.9)	$778.0
_______________
1	Amortization period varies depending on timing of underlying transactions, or awaiting regulatory approval in a future Washington Commission rate proceeding.
2	The balance is dependent upon the cost of removal of underlying assets and the life of utility plant.
3	Puget Energy’s regulatory assets and liabilities include purchase accounting adjustments as a result of the merger. See Note 3.

If the Company, at some point in the future, determines that all or a portion of the utility operations no longer meets the criteria for continued application of ASC 980, the Company would be required to write off the regulatory assets and liabilities related to those operations not meeting ASC 980 requirements.  Discontinuation of ASC 980 could have a material impact on the Company’s financial statements.
In accordance with guidance provided by ASC 410, “Asset Retirement and Environmental Obligations,” PSE reclassified from accumulated depreciation to a regulatory liability $173.4 million and $156.7 million in 2009 and 2008, respectively, for cost of removal for utility plant.  These amounts are collected from PSE’s customers through depreciation rates.

Allowance for Funds Used During Construction
The Allowance for Funds Used During Construction (AFUDC) represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period.  The amount of AFUDC recorded in each accounting period varies depending principally upon the level of construction work in progress and the AFUDC rate used.  AFUDC is capitalized as a part of the cost of utility plant and is credited to interest expense and as a non-cash item to other income.  Cash inflow related to AFUDC does not occur until these charges are reflected in rates.  AFUDC interest credited to expense were $9.3 million, $8.6 million and $12.6 million for 2009, 2008 and 2007, respectively.
The AFUDC rate allowed by the Washington Utilities and Transportation Commission (Washington Commission) for natural gas utility plant additions was 8.4% beginning March 4, 2005 and 8.76% for the period September 1, 2002 through March 3, 2005.  The allowed AFUDC rate on electric utility plant was 8.4% beginning March 4, 2005 and 8.76% for the period July 1, 2002 through March 3, 2005.  To the extent amounts calculated using this rate exceed the AFUDC calculated rate using the Federal Energy Regulatory Commission (FERC) formula, PSE capitalizes the excess as a deferred asset, crediting other income.  The amounts included in other income were $10.7 million, $8.1 million and $4.4 million for 2009, 2008 and 2007, respectively.  The deferred asset is being amortized over the average useful life of PSE’s non-project electric utility plant which is approximately 30 years.

Revenue Recognition
Operating utility revenues are recorded on the basis of services rendered which include estimated unbilled revenue.  Sales to other utilities are recorded on a net revenue rendered basis in accordance with ASC 605 “Revenue Recognition” (ASC 605).  Non-utility subsidiaries recognize revenue when services are performed or upon the sale of assets.  Revenue from retail sales is billed based on tariff rates approved by the Washington Commission.  Sales of Renewable Energy Credits are deferred in regulatory liability until a ruling by the Washington Commission on the accounting petition.
PSE collected Washington state excise taxes (which are a component of general retail rates) and municipal taxes of $247.8 million, $240.5 million and $229.0 million for 2009, 2008 and 2007, respectively.  The Company’s policy is to report such taxes on a gross basis in operating revenues and taxes other than income taxes in the accompanying statements of income.

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
For Puget Energy, the carrying amount of accounts receivable was remeasured to fair value on February 6, 2009, as a result of purchase accounting adjustments.  Accordingly the allowance for doubtful accounts was reset to zero on February 6, 2009.  The Company’s allowance for doubtful accounts at December 31, 2009 and 2008 was $8.1 million and $6.4 million, respectively.

Self-Insurance
PSE currently has no insurance coverage for storm damage and environmental contamination that would occur in a current year on PSE-owned property.  PSE is self-insured for a portion of the risk associated with comprehensive liability, workers’ compensation claims and catastrophic property losses other than those which are storm related.  The Washington Commission has approved the deferral of certain uninsured storm damage costs that exceed $7.0 million for the years ending 2006 through 2008 and $8.0 million for subsequent years of qualifying storm damage costs for collection in future rates if the outage meets the Institute of Electrical and Electronics Engineers (IEEE) outage criteria for system average interruption duration index.

Federal Income Taxes
Prior to the merger on of Puget Energy on February 6, 2009, Puget Energy and its subsidiaries filed a consolidated federal income tax return.  Income taxes were allocated to the subsidiaries on the basis of separate company computations of tax.  After February 6, 2009, the results of Puget Energy and PSE are included in the consolidated tax return of Puget Holdings.  Under the tax sharing agreement with Puget Holdings, income taxes are allocated to each subsidiary on the basis of separate company computations of tax.  Federal income taxes payable/receivable are settled with Puget Holdings as provided in the tax sharing agreement.
Puget Energy and PSE provide for deferred taxes on certain assets and liabilities that are reported differently for income tax purposes than for financial reporting purposes, as required by ASC 740 “Income Taxes” (ASC 740).  Uncertain tax positions are also accounted for under ASC 740.  The company classifies interest as interest expense and penalties as other expense in the financial statements.

Rate Adjustment Mechanisms
PSE has a Power Cost Adjustment (PCA) mechanism that provides for a rate adjustment process if PSE’s costs to provide customers’ electricity varies from a baseline power cost rate established in a rate proceeding.  All significant variable power supply cost drivers are included in the PCA mechanism (hydroelectric generation variability, market price variability for purchased power and surplus power sales, natural gas and coal fuel price variability, generation unit forced outage risk and wheeling cost variability).  The PCA mechanism apportions increases or decreases in power costs, on a graduated scale, between PSE and its customers.  Any unrealized gains and losses from derivative instruments accounted for under ASC 815, are deferred in proportion to the cost-sharing arrangement under the PCA mechanism.  On January 10, 2007, the Washington Commission approved the PCA mechanism with the same annual graduated scale but without a cap on excess power costs.
The graduated scale is as follows:
Annual Power Cost Variability	Customers’ Share	Company’s Share
+/- $20 million	0%	100%
+/- $20 million - $40 million	50%	50%
+/- $40 million - $120 million	90%	10%
+/- $120 + million	95%	5%

For the year ended December 31, 2009, PSE’s accumulated power costs were between $20.0 million and $40.0 million.  Accordingly, PSE and the customer share the costs in excess of $20.0 million in equal proportion.
The differences between the actual cost of PSE’s natural gas supplies and natural gas transportation contracts and costs currently allowed by the Washington Commission are deferred and recovered or repaid through the PGA mechanism.  The PGA mechanism allows PSE to recover expected gas costs, and defer, as a receivable or liability, any gas costs that exceed or fall short of this expected gas cost amount in the PGA mechanism rates, including interest.

Natural Gas Off-System Sales and Capacity Release
PSE contracts for firm natural gas supplies and holds firm transportation and storage capacity sufficient to meet the expected peak winter demand for natural gas by its firm customers.  Due to the variability in weather, winter peaking consumption of natural gas by most of its customers and other factors, PSE holds contractual rights to natural gas supplies and transportation and storage capacity in excess of its average annual requirements to serve firm customers on its distribution system.  For much of the year, there is excess capacity available for third-party natural gas sales, exchanges and capacity releases.  PSE sells excess natural gas supplies, enters into natural gas supply exchanges with third parties outside of its distribution area and releases to third parties excess interstate natural gas pipeline capacity and natural gas storage rights on a short-term basis to mitigate the costs of firm transportation and storage capacity for its core natural gas customers.  The proceeds from such activities, net of transactional costs, are accounted for as reductions in the cost of purchased natural gas and passed on to customers through the PGA mechanism, with no direct impact on net income.  As a result, PSE nets the sales revenue and associated cost of sales for these transactions in purchased natural gas.

Accounting for Derivatives
ASC 815, “Derivatives and Hedging,” (ASC 815) requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value unless the contracts qualify for a specific exception provided in ASC 815.  PSE enters into contracts to manage its energy resource portfolio and interest rate exposure including forward physical and financial contracts and swaps.  The majority of PSE’s physical contracts qualify for the Normal Purchase Normal Sale (NPNS) exception to derivative accounting rules.  PSE may enter into financial fixed contracts to economically hedge the variability of certain index-based contracts.  Those contracts that do not meet the NPNS exception are marked-to-market to current earnings in the statements of income, subject to deferral under ASC 980, for energy related derivatives due to the PCA mechanism and PGA mechanism.
On July 1, 2009, PSE elected to de-designate all energy related derivative contracts that previously had been recorded as cash flow hedges for the purpose of simplifying its financial reporting.  The contracts that were de-designated related to physical electric supply contracts and natural gas swap contracts to fix the price of natural gas for electric generation.  For these contracts, all future mark-to-market accounting will be recognized through earnings.  The amount in accumulated OCI is transferred to earnings in the same period or periods during which the hedged transaction affected earnings or sooner if management determines that the forecasted transaction is probable of not occurring. As a result, the Company will likely continue to experience earnings volatility in future periods.
The Company may enter into swap instruments on other financial derivative instruments to manage the interest rate risk associated with its long-term debt financing and debt instruments.  As of December 31, 2009, Puget Energy has interest rate swap contracts outstanding related to its long-term debt.  See Note 9.

Fair Value Measurements of Derivatives
ASC 820, “ Fair Value Measurements and Disclosures” (ASC 820), defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  However, as permitted under ASC 820, the Company utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing the majority of its assets and liabilities measured and reported at fair value.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.  The Company primarily applies the market approach for recurring fair value measurements as it believes that this is the approach used by market participants for these types of assets and liabilities.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
The Company values derivative instruments based on daily quoted prices from an independent external pricing service.  When external quoted market prices are not available for derivative contracts, the Company uses a valuation model that uses volatility assumptions relating to future energy prices based on specific energy markets and utilizes externally available forward market price curves.  All derivative instruments are sensitive to market price fluctuations that can occur on a daily basis.

Stock-Based Compensation
The Company applies the fair value approach to stock compensation and estimates fair value in accordance with provisions of ASC 718, “Compensation – Stock Compensation.”  Effective February 6, 2009, as a result of the merger, all outstanding shares of the Company were accelerated and vested, the stock compensation plan was terminated and there was no stock-based compensation.  The Company recognized $14.5 million of stock compensation expense which was recorded in merger and related costs.

Debt Related Costs
Debt premiums, discounts, expenses and amounts received or incurred to settle hedges are amortized over the life of the related debt for the Company.  The premiums and costs associated with reacquired debt are deferred and amortized over the life of the related new issuance, in accordance with ratemaking treatment for PSE.

Accounts Receivable Securitization Program
In December 2005, PSE entered into a five-year Receivable Sales Agreement with PSE Funding, Inc. (PSE Funding), a wholly owned, bankruptcy-remote subsidiary of PSE formed for the purpose of purchasing customers’ accounts receivable, both billed and unbilled.  The results of PSE Funding are consolidated in the financial statements of PSE.  The accounts receivable are sold at estimated fair value, based on the present value of discounted cash flows taking into account anticipated credit losses, the speed of payments and the discount rate commensurate with the uncertainty involved.  In addition, PSE Funding entered into a Loan and Servicing Agreement with PSE and two banks.  The Loan and Servicing Agreement allowed PSE Funding to use the receivables as collateral to secure short-term loans, not exceeding the lesser of $200.0 million or the borrowing base of eligible receivables which fluctuate with the seasonality of energy sales to customers.  The PSE Funding receivables securitization facility was terminated upon the closing of the merger on February 6, 2009 and the outstanding balance was paid in full.  PSE Funding had $158.0 million of loans secured by accounts receivable pledged as collateral at December 31, 2008.

Statements of Cash Flows
PSE funds cash dividends paid to the shareholders of Puget Energy.  These funds are reflected in the Statement of Cash Flows of Puget Energy as if Puget Energy received the cash from PSE and paid the dividends directly to the shareholders.
The following non-cash investing and financing activities have occurred at the Company:

•	PSE incurred capital lease obligations of $15.9 million for vehicles and $44.5 million for energy generation turbines for the years ended December 31, 2009 and 2008, respectively.
•
In connection with the February 6, 2009 merger, Puget Energy assumed $779.3 million of long-term debt in order to pay down PSE short-term debt.  Also in connection with the merger, Puget Energy assumed $587.8 million of long-term debt to pay off the previous shareholders.  This amount was included as part of the purchase price consideration.

Accumulated Other Comprehensive Income (Loss)
The following tables set forth the components of the Company’s accumulated other comprehensive income (loss) at December 31:

Puget Energy (Dollars in Thousands)	Successor 2009	Predecessor 2008
Net unrealized loss on energy derivatives during the period	$(26,222)	$(139,723)
Reclassification of net unrealized loss on energy derivatives during the period	19,144	28,007
Net unrealized loss on interest rate swaps	(22,777)	--
Reclassification of net unrealized loss on interest rate swaps during the period	18,884	--
Settlement of cash flow hedge contract	--	13,443
Amortization of cash flow hedge contracts	--	(21,335)
Net unrealized gain(loss) and prior service cost on pension plans	34,458	(143,196)
Total Puget Energy, net of tax	$23,487	$(262,804)

Puget Sound Energy (Dollars in Thousands)	2009	2008
Net unrealized loss on energy derivatives during the period	$(159,438)	$(139,723)
Reclassification of net unrealized loss on energy derivatives during the period	76,280	28,007
Settlement of cash flow hedge contract	13,443	13,443
Amortization of cash flow hedge contracts	(21,017)	(21,335)
Net unrealized (loss) and prior service cost on pension plans	(119,388)	(143,196)
Total PSE, net of tax	$(210,120)	$(262,804)

NOTE 2.  New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Business Combinations.  On January 1, 2009, Puget Energy adopted ASC 805, “Business Combinations.”  The objective of the standard is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, the standard establishes principles and requirements for how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  See Note 3.
Fair Value Measurements and Disclosures.  In September 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-12, “Fair Value Measurements and Disclosures: Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).”  The standard allows the reporting entity, as a practical expedient, to measure the fair value of investments that do not have readily determinable fair values on the basis of the net asset value per share of the investment if the net asset value of the investment is calculated in a matter consistent with Topic 946, “Financial Services – Investment Companies.”  The standard requires disclosures about the nature and risk of the investments and whether the investments are probable of being sold at amounts different from the net asset value per share.  The standard is effective for the first reporting period ending after December 15, 2009, which is December 31, 2009 for the Company.  See Note 17.
On January 1, 2008, the Company adopted  ASC 820 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.
The Company adopted ASC 820 on January 1, 2008, prospectively, as required by the Statement for financial and nonfinancial instruments measured on a recurring basis, with certain exceptions, including the initial impact of changes in fair value measurements of existing derivative financial instruments measured initially using the transaction price under ASC 815.  The difference between the carrying amounts and the fair values of those instruments originally recorded under guidance in ASC 815 was recognized as a cumulative-effect adjustment to the opening balance of retained earnings of $9.0 million before tax as a result of recording a deferred loss on net derivative assets and liabilities.
In October 2008, the FASB issued new guidance permitting the deferral until fiscal years beginning after November 15, 2008 of applying previously issued fair value measurement guidance to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The application of the fair value measurement guidance to nonrecurring nonfinancial assets and nonrecurring nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as of January 1, 2009 did not impact the Company’s consolidated financial statements.
On February 6, 2009, Puget Holdings completed its merger with Puget Energy.  Puget Energy remeasured the carrying amount of all its assets and liabilities to fair value, which resulted in the recognition of approximately $1.7 billion in goodwill.  See Note 3.
Accounting Standards Codification.  In June 2009, FASB issued ASU No. 2009-01, Topic 105, “Generally Accepted Accounting Principles amendments based on the Statement of Financial Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  With this ASU, the FASB Codification became the authoritative source of GAAP.  The FASB Codification was effective for interim and annual reporting periods ending after September 15, 2009, which was September 30, 2009 for the Company.  The FASB Codification is not expected to have a material impact on the financial reporting of the Company.
Derivative Instruments Disclosures. On January 1, 2009, FASB issued a new standard, which required additional disclosures about the Company’s objectives in using derivative instruments and hedging activities, and tabular disclosures of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. See Note 14.
Retirement Benefits Disclosures.  Effective December 31, 2009, ASC 715 “Compensation – Retirement Benefits” (ASC 715) directs companies to provide additional disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures are to disclose the following: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) major categories of plan assets; (3) inputs and valuation techniques used to measure the fair value of plan assets; (4) effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets.  The standard is effective for the fiscal year December 15, 2009, which is effective for the Company for the year ended December 31, 2009.  See Note 17.
Subsequent Events.  In May 2009, FASB issued ASC 855, “Subsequent Events,” a new standard on subsequent events.  The standard does not require significant changes regarding recognition or disclosure of subsequent events but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition.  The standard is effective for financial statements issued after June 15, 2009, which was the quarter ended June 30, 2009 for the Company.  The implementation of this standard did not have a significant impact on the financial statements of the Company.

Recent Accounting Pronouncement Not Yet Adopted
Variable Interest Entities.  In December 2009, the FASB issued ASU No. 2009-17, Topic 810, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the FASB Accounting Standards Codification for the issuance of pre-codification FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).  This standard replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and: (1) the obligation to absorb losses of the entity; or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative is expected to be more effective for identifying which reporting entity has a controlling financial interest in a VIE. This standard also requires additional disclosures about a reporting entity’s involvement in VIE, which will enhance the information provided to users of financial statements.  The standard is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period, which will be the period ending March 31, 2010 for the Company.  The Company has determined that the adoption of this standard will not have a material impact to the financial statements.
Fair Value Measurements and Disclosures.  In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures About Fair Value Measurements,” which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  As these new requirements relate solely to disclosures, the adoption of this guidance will not impact the Company's consolidated financial statements.

NOTE 3.  Business Combinations (Puget Energy Only)

On February 6, 2009, Puget Holdings completed its merger with Puget Energy.  As a result of the merger, Puget Energy is the direct wholly owned subsidiary of Puget Equico, which is an indirect wholly owned subsidiary of Puget Holdings.  After the merger, Puget Energy has 1,000 shares authorized, of which 200 shares have been issued at a par value of $0.01 per share.
At the time of the merger, each issued and outstanding share of common stock of Puget Energy was cancelled and converted automatically into the right to receive $30.00 in cash, without interest.  The fair value of consideration transferred was $3.9 billion, including funding by Puget Holdings of $3.0 billion, debt of $0.6 billion issued by Puget Energy and $0.3 billion that was the result of the stepped-up basis of the investors’ previously owned shares.
The table below is the consolidated statement of fair value of assets acquired and accrued liabilities assumed as of February 6, 2009 measured in accordance with ASC 805.  There were no adjustments subsequent to the merger transaction date.

(Dollars in Thousands)	Amount
Net utility plant	$6,346,032
Other property and investments	151,913
Goodwill	1,656,513
Current assets	1,259,505
Long-term and regulatory assets	2,497,355
Long-term debt	2,490,544
Current liabilities	2,173,079
Long-term liabilities	3,358,000

The following tables present the fair value adjustments to Puget Energy’s balance sheet and recognition of goodwill in accordance with ASC 805:

ASSETS

(Dollars in Thousands)	February 6, 2009 Increase (Decrease)
Utility plant:
Electric plant	$(2,367,756)
Gas plant	(666,278)
Common plant	(302,015)
Less: Accumulated depreciation and amortization	3,381,095
Net utility plant	45,046
Other property and investments:
Goodwill	1,656,513
Non-utility property	4,250
Total other property and investments	1,660,763
Current assets:
Materials and supplies	13,700
Fuel and gas inventory	(27,561)
Unrealized gain on derivative instruments	3,765
Power contract acquisition adjustment gain	123,975
Deferred income taxes	32,772
Total current assets	146,651
Other long-term and regulatory assets:
Other regulatory assets	145,711
Unrealized gain on derivative instruments	1,359
Regulatory asset related to power contracts	317,800
Power contract acquisition adjustment gain	1,016,225
Other	(17,072)
Total other long-term and regulatory assets	1,464,023
Total assets	$3,316,483

CAPITALIZATION AND LIABILITIES

(Dollars in Thousands)	February 6, 2009 Increase (Decrease)
Capitalization:
Common shareholders’ equity	$1,660,160
Long-term debt	(280,315)
Total capitalization	1,379,845
Current liabilities:
Unrealized loss on derivative instruments	84,603
Current portion of deferred income taxes	171
Power contract acquisition adjustment loss	118,167
Other	42,679
Total current liabilities	245,620
Long-term liabilities and regulatory liabilities:
Deferred income taxes	161,094
Unrealized loss on derivative instruments	50,979
Regulatory liabilities	17,417
Regulatory liabilities related to power contracts	1,140,200
Power contract acquisition adjustment loss	199,633
Other deferred credits	121,695
Total long-term liabilities and regulatory liabilities	1,691,018
Total capitalization and liabilities	$3,316,483

The carrying values of net utility plant and the majority of regulatory assets and liabilities were determined to be stated at fair value at the acquisition date based on a conclusion that individual assets are subject to regulation by the Washington Commission and the FERC.  As a result, the future cash flows associated with the assets are limited to the carrying value plus a return, and management believes that a market participant would not expect to recover any more or less than the carrying value.  Furthermore, management believes that the current rate of return on plant assets is consistent with an amount that market participants would expect.  ASC 805 requires that the beginning balance of fixed depreciable assets be shown net, with no accumulated amortization recorded, at the date of acquisition, consistent with fresh start accounting.
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
The fair value assigned to the power contracts was determined using an income approach comparing the contract rate to the market rate for power over the remaining period of the contracts incorporating nonperformance risk.  Management also incorporated certain assumptions related to quantities and market presentation that it believes market participants would make in the valuation.  The fair value of the power contracts will be amortized as the contracts settle.
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
The fair value assigned to long-term debt was determined using two different methodologies.  For those securities which were actively traded by a third party pricing service, the best indication of fair value was assumed to be the third party’s quoted price.  For those securities for which the third party did not provide regular pricing, the fair value of the debt was estimated by forecasting out all coupon and principal payments and discounting them to the present value at an approximated discount rate based on PSE’s risk of nonperformance as of the merger date.
The merger also triggered a new basis of accounting for Puget Energy for the postretirement benefit plans sponsored by PSE under ASC 805 which required remeasuring plan liabilities without the five year smoothing of market-related asset gains and losses.
For the twelve months ended December 31, 2009, Puget Energy incurred pre-tax merger expenses of $47.1 million primarily related to legal fees, transaction advisory services, new credit facility fees, change of control provisions and real estate excise tax.  Puget Energy’s merger costs in 2009 will not be indicative for periods following the acquisition.
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

NOTE 4.  Discontinued Operations and Corporate Guarantees (Puget Energy Only)

In May 2006, Puget Energy sold InfrastruX to an affiliate of Tenaska Power Fund, L.P. (Tenaska) in an all-cash transaction.  As a part of the transaction, Puget Energy made certain representations and warranties concerning InfrastruX and indemnified Tenaska against certain future losses not to exceed $15.0 million.  At the time of the sale, Puget Energy purchased a warranty insurance policy and deposited $3.7 million into an escrow account, representing the full retention under the insurance policy.  Additionally at the time of sale, Puget Energy recorded a $5.0 million loss reserve in connection with the indemnifications, which represented management’s measurement of the fair value of the corporate guarantees using a probability weighted approach.  During 2007, Puget Energy paid $1.8 million from the escrow account, which included interest of $0.2 million.
In April 2008, Puget Energy and Tenaska entered into a Joint Notice of Distribution and Termination Agreement (Termination Agreement) which resulted in the extinguishment of all InfrastruX corporate guarantees made by Puget Energy which management believed involved a risk of loss in connection with the sale of InfrastruX.
In 2008, Puget Energy made the remaining payments under the terms of the Termination Agreement totaling $7.1 million bringing total cash outlays equal to the Company’s original aggregate loss reserve amounts recorded in 2006.

NOTE 5.  Regulation and Rates

Electric Regulation and Rates
Storm Damage Deferral Accounting
On February 18, 2005, the Washington Commission issued a general rate case order that defined deferrable catastrophic/extraordinary losses and provided that costs in excess of $7.0 million annually may be deferred for qualifying storm damage costs that meet the IEEE outage criteria for system average interruption duration index.  PSE’s storm accounting, which allows deferral of certain storm damage costs, was subject to review by the Washington Commission at the end of a three-year period, which was December 31, 2007.  In PSE’s electric general rate case, the annual threshold at which qualifying storm costs may be deferred has been modified to equal the four year average of normal storm expense as approved in rates which is currently $8.0 million and is currently effective beginning with calendar year 2009.  In 2009, PSE incurred $4.7 million in storm-related electric transmission and distribution system restoration costs, of which none was deferred.  In 2008, PSE incurred $11.4 million in storm-related electric transmission and distribution system restoration costs, of which $1.4 million was deferred.

Electric General Rate Case
On May 8, 2009, PSE filed a general rate case with the Washington Commission which proposed an increase in electric rates of $148.1 million or 7.4% annually, effective April 2010.  On February 19, 2010, PSE filed a brief, which lowered the requested electric rate increase to $110.3 million or 5.5%.  This rate request includes a capital structure that includes 48.0% common equity and a requested rate of return on equity of 10.8%.  A final order from the Washington Commission is expected in April 2010.
On October 8, 2008, the Washington Commission issued its order in PSE’s electric general rate case filed in December 2007, approving a general rate increase for electric customers of $130.2 million or 7.1% annually.  The rate increase for electric gas customers was effective November 1, 2008.  In its order, the Washington Commission approved a weighted cost of capital of 8.25%, or 7.00% after-tax, and a capital structure that included 46.0% common equity with a return on equity of 10.15%.

Power Cost Only Rate Case
Power Cost Only Rate Case (PCORC), a limited-scope proceeding, was approved in 2002 by the Washington Commission to periodically reset power cost rates.  In addition to providing the opportunity to reset all power costs, the PCORC proceeding also provides for timely review of new resource acquisition costs and inclusion of such costs in rates at the time the new resource goes into service.  To achieve this objective, the Washington Commission approved an expedited six-month PCORC decision timeline rather than the statutory 11-month timeline for a general rate case.  In an order issued January 15, 2009, the Washington Commission extended the expedited timeline from five to six months.

Accounting Orders and Petitions
On April 11, 2007, the Washington Commission approved PSE’s petition for issuance of an accounting order that authorizes PSE to defer certain ownership and operating costs (and associated carrying costs) PSE incurred related to its purchase of Goldendale during the period prior to inclusion in PSE’s retail electric rates in the PCORC.  The deferral is for the time period from March 15, 2007 through September 1, 2007.  Recovery of these costs over a period of three years began November 2008 as allowed in the October 2008 general rate case order.
On April 13, 2007, PSE filed an accounting petition for a Washington Commission order authorizing the deferral and use of net revenues from the sale of Renewable Energy Credits (RECs) and Emission Reduction Allowances (ERA) to further the development of renewable generation resources in Washington State or to be credited to customers.  The accounting petition also requests approval of amortization of the deferred REC and ERA proceeds to expense.  PSE filed an amended petition on October 7, 2009.
On May 30, 2007, PSE agreed to extend the terms of the existing leases of its Bellevue corporate office complex from ten years to 15 years.  PSE’s lease agreement included a one-time right to purchase the office complex.  PSE elected to monetize the value of this purchase option and negotiated for a cash payment of $18.9 million, net of transaction fees, in exchange for the termination of the purchase option.  PSE received authorization for deferred accounting treatment of the net proceeds in the 2007 General Rate Case.  Amortization began effective November 1, 2008 for a period of 12 years.
On May 21, 2008, PSE filed an accounting petition for a Washington Commission order that authorizes the deferral of a settlement payment of $10.7 million incurred as a result of the recent settlement of a lawsuit in the state of Montana over alleged damages caused by the operation of Colstrip.  The payment was expensed pending resolution of the accounting petition.  The petition is still pending approval by the Washington Commission and is currently part of the electric general rate case.
On November 5, 2008, PSE filed an accounting petition for a Washington Commission order authorizing the deferral and recovery of interest due the IRS for tax years 2001 to 2006 along with carrying costs incurred in connection with the interest due.  In October 2005, the Washington Commission issued an order authorizing the deferral and recovery of costs associated with increased borrowings necessary to remit deferred taxes to the IRS.  The petition is still pending approval by the Washington Commission and is currently part of the pending general rate case.
On November 6, 2008, PSE filed an accounting petition for a Washington Commission order authorizing accounting treatment and amortization related to payments received for taking assignment of Westcoast Pipeline Capacity.  The accounting petition seeks deferred accounting treatment and amortization of the regulatory liability to power costs beginning in November 2009 and extending over the remaining primary term of the pipeline capacity contract through October 31, 2018.  The petition is still pending approval by the Washington Commission and is currently part of the electric general rate case.
On December 30, 2008, the Washington Commission approved an order authorizing the sale of Puget Energy and PSE to Puget Holdings subject to a Settlement Stipulation which included 78 conditions.  Items included in the conditions that may affect the financial statements are dividend restrictions for Puget Energy and PSE.  These items are discussed in Note 7.  In addition, the conditions provided for rate credits of $10.0 million per year (less certain merger savings) over a ten-year period beginning at the closing of the transaction.
On April 17, 2009, the Washington Commission issued an order approving and adopting a settlement agreement that authorized PSE to defer certain ownership and operating costs related to its purchase of the Mint Farm Generation Station (Mint Farm) that will be incurred prior to PSE recovering such costs in electric customer rates.  Under Washington state law, a jurisdictional electric utility may defer the costs associated with purchasing and operating a natural gas plant that complies with the greenhouse gas (GHG) emissions performance standard until the plant is included in rates or for two years from the date of purchase, whichever occurs sooner.  As of December 31, 2009, the balance of the regulatory asset is $20.8 million.  The prudence of the Mint Farm acquisition, recovery of costs of Mint Farm and compliance with the GHG emissions performance standard is addressed in PSE’s general rate proceeding.
On March 13, 2009, PSE filed with the Washington Commission an application for authority to sell and transfer certain assets related to the Company’s White River Hydroelectric Project (the Project) to the Cascade Water Alliance (CWA).  PSE also requested in its application that the Commission waive applicable provisions of the Revised Code of Washington and Washington Administrative Code with regard to certain surplus property related to the Project, which PSE expects to sell in the near future but which is not part of the CWA transaction.  On May 14, 2009, the application for authority to transfer certain assets to CWA was approved by the Washington Commission and the application for waiver with regard to the Surplus Property was denied.
On September 30, 2009, PSE filed an accounting petition requesting that the Washington Commission authorize PSE to normalize over 10 years any Treasury grant dollars received under Section 1603 of the American Recovery and Reinvestment Act of 2009 associated with the Wild Horse Expansion project.  Treasury grants are tax free grants related to certain renewable energy infrastructure that are available in lieu of the production tax credit allowed under the Internal Revenue Code.  The Washington Commission issued an order approving the accounting petition on December 10, 2009.
On October 7, 2009, PSE filed an amended accounting petition requesting that the Washington Commission authorize PSE to defer the net revenues from the sale of RECs and carbon financial instruments (collectively, REC Proceeds) and use the revenues to: (1) provide funding for low income energy efficiency and renewable energy services; (2) credit a portion of the REC Proceeds to the California Receivable (see Note 21 for further discussion); and (3) provide a credit to customers by offsetting the REC Proceeds against a regulatory asset.  The accounting petition is an amended petition to the accounting petition originally filed in April 2007 that requested deferred accounting treatment for renewable energy credits.  The petition is still pending approval by the Washington Commission.
On October 16, 2009, PSE filed an accounting petition requesting that the Washington Commission authorize the deferral and recovery of incremental costs associated with protecting the Company’s infrastructure, facilitating public safety, and preparing PSE’s electric and natural gas system in the Green River Valley flood plain in anticipation of release of water from the United States Army Corps of Engineers’ (Corps) Howard Hanson Dam (the Dam).  In the event of actual flooding, PSE also petitioned the Washington Commission to allow the deferral of costs associated with the repair and restoration of any electric and gas system infrastructure affected by a flood.
On January 28, 2010, the Washington Commission approved PSE’s request for authorization to defer the costs associated with restoring the Company’s infrastructure, facilitating public safety, and repairing the Company’s electric and natural gas system in the Green River Valley flood plain in the event evacuation is required or flooding occurs due to operations associated with the Dam.  This authorization is conditioned on PSE incurring incremental operation and maintenance costs in excess of $5.0 million per year associated with repair or restoration of the Company’s systems around the Green River.  The Washington Commission’s Order will be effective until the date the Corps confirms that the Dam has been permanently repaired and that Corps’ operations will return to normal

Residential Exchange Regulatory Asset
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
In September 2008, BPA issued its record of decision in its reopened WP-07 rate proceeding to respond to the various Ninth Circuit opinions.  In this record of decision, BPA adjusted its fiscal year 2009 rates, determined the amounts of REP benefits it considered to have been improperly paid after fiscal year 2001 to PSE and the other regional investor-owned utilities, and determined that such amounts are to be recovered through reductions in REP benefit payments to be made over a number of years.  The amount determined by BPA to be recovered through reductions commencing October 2007 in REP payments for PSE’s residential and small farm customers was approximately $207.2 million plus interest on unrecovered amounts to the extent that PSE receives any REP benefits for its customers in the future.  However, these BPA determinations are subject to subsequent administrative and judicial review, which may alter or reverse such determinations.  PSE and others, including a number of preference agency and investor-owned utility customers of BPA, in December 2008 filed petitions for review in the Ninth Circuit of various of these BPA determinations.
In September 2008, BPA and PSE signed a short-term Residential Purchase and Sale Agreement (RPSA) under which BPA is to pay REP benefits to PSE for fiscal years ending September 30, 2009–2011.  In December 2008, BPA and PSE signed another, long-term RPSA under which BPA is to pay REP benefits to PSE for the period October 2011 through September 2028.  PSE and other customers of BPA in December 2008 filed petitions for review in the Ninth Circuit of the short-term and long-term RPSAs signed by PSE (and similar RPSAs signed by other investor-owned utility customers of BPA) and BPA’s record of decision regarding such RPSAs.  Generally, REP benefit payments under a RPSA are based on the amount, if any, by which a utility’s average system cost exceeds BPA’s Priority Firm (PF) Exchange rate for such utility.  The average system cost for a utility is determined using an average system cost methodology adopted by BPA.  The average system cost methodology adopted by BPA and the average system cost determinations, REP overpayment determinations, and the PF Exchange rate determinations by BPA are all subject to FERC review or judicial review or both and are subject to adjustment, which may affect the amount of REP benefits paid or to be paid by BPA to PSE.  As discussed above, BPA has determined to reduce such payments based on its determination of REP benefit overpayments after fiscal year 2001.
It is not clear what impact, if any, such development or review of such BPA rates, average system cost, average system cost methodology, and BPA determination of REP overpayments, review of such agreements, and the above described Ninth Circuit litigation may ultimately have on PSE.

Production Tax Credit
PSE has a tariff schedule which passes the benefits of the Production Tax Credit (PTCs) to customers based on estimated generation of the PTC credits.  PSE may adjust the PTC tariff annually based on differences between the PTC credits provided to the customers and the PTC credits actually earned, plus estimated PTC credits for the following year, less interest associated with the deferred tax balance for the PTC credits.  The tariff is not subject to the sharing bands in the PCA.  Since customers receive the benefit of the tax credits as they are generated and the Company does not receive a credit from the IRS until the tax credits are utilized, the Company is reimbursed for its carrying costs for funds through this calculation.
On December 12, 2007, PSE revised its PTC electric tariff to decrease the revenue credit to customers from $28.8 million to $28.6 million, effective January 12, 2008.  On October 30, 2009, PSE filed a revision to the PTC electric tariff to decrease the revenue credit to customers from $33.6 million to $24.7 million.  The tariff is currently suspended and PSE is awaiting a pre-hearing conference to set a further procedural schedule.

Treasury Grant
Section 1603 of the American Recovery and Reinvestment Tax Act of 2009 (Section 1603) authorizes the United States Department of the Treasury (U.S. Treasury) to make grants to corporations who place specified energy property in service provided certain conditions are met.  The Wild Horse expansion facility was placed into service in November 9, 2009.  The Wild Horse facility was expanded from 229 MW to 273 MW through the addition of wind turbines.  On December 22, 2009, PSE filed an application with the U.S. Treasury to request a grant on the expansion in the amount $28.7 million.  Section 1603 precludes a recipient from claiming PTCs on property for which a grant is claimed.  On February 19, 2010, the U.S. Treasury approved the grant and payment was received in February 2010.

PCA Mechanism
In 2002, the Washington Commission approved a PCA mechanism that triggers if PSE’s costs to provide customers’ electricity varies from a power cost baseline rate established in a rate proceeding. On January 5, 2007, the Washington Commission approved the continuation of the PCA mechanism under the same annual graduated scale without a cumulative cap for excess power costs.  All significant variable power supply cost variables (hydroelectric and wind generation, market price for purchased power and surplus power, natural gas and coal fuel price, generation unit forced outage risk and transmission cost) are included in the PCA mechanism.
The PCA mechanism apportions increases or decreases in power costs, on a calendar year basis, between PSE and its customers on a graduated scale.  See Note 1 for the discussion of the accounting policy and PCA graduated scale.

Gas Regulation and Rates
Gas General Rate Case
On May 8, 2009 PSE filed a general rate case with the Washington Commission which proposed an increase in natural gas rates of $27.2 million or 2.2% annually, effective April 2010.  On August 3, 2009, PSE filed an addendum to the natural gas rate request which changed the rate increase to $30.4 million or 2.5%.  On December 17, 2009, PSE filed rebuttal testimony, which lowered the requested natural gas rate increase to $28.4 million or 2.3% annually.  This rate request includes a capital structure with an equity component of 48.0% and a requested rate of return on equity of 10.8%. A final order from the Washington Commission is expected in April 2010.
On October 8, 2008, the Washington Commission issued its order in PSE’s natural gas general rate case filed in December 2007, approving a general rate increase for natural gas rates of $49.2 million or 4.6% annually.  The rate increases for natural gas customers were effective November 1, 2008.  In its order, the Washington Commission approved a weighted cost of capital of 8.25%, or 7.00% after tax and a capital structure that included 46.0% common equity with a return on equity of 10.15%.
On January 5, 2007, the Washington Commission issued its order in PSE’s natural gas general rate case, granting an increase for natural gas customers of $29.5 million or 2.8% annually, effective beginning January 13, 2007 which resulted in an increase in gas margin of approximately 9.8% annually.  In its order the Washington Commission approved the same weighted cost of capital of 8.4%, or 7.06% after-tax and capital structure that included 44.0% common equity with a return on equity of 10.4%, consistent with PSE’s electric operations.

Purchased Gas Adjustment
PSE has a PGA mechanism in retail natural gas rates to recover variations in gas supply and transportation costs.  Variations in gas rates are passed through to customers and, therefore, PSE’s gas margin and net income are not affected by such variations.  On September 24, 2009, the Washington Commission approved PSE’s requested revisions to its PGA tariff schedules resulting in a decrease of $198.1 million or 17.1% on an annual basis in gas sales revenues effective October 1, 2009.  The rate decrease was the result of lower costs of natural gas in the forward market and an increase of the credit for the accumulated PGA payable balance.  The PGA rate change will impact PSE’s revenue but will not impact its net income as the decreased revenue will be offset by decreased purchased gas costs.
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
The following rate adjustments were approved by the Washington Commission in relation to the PGA mechanism during 2009, 2008 and 2007:
Effective Date	Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenues (Dollars in Millions)
October 1, 2009	(17.1)%	$ (198.1)
June 1, 2009	(1.7)	(21.2)
October 1, 2008	11.1	108.8
October 1, 2007	(13.0)	(148.1)

NOTE 6.  Preferred Share Purchase Right

On October 23, 2000, the Board of Directors declared a dividend of one preferred share purchase right (a Right) for each outstanding common share of Puget Energy.  The dividend was paid on December 29, 2000 to shareholders of record on that date.  The Rights were to become exercisable only if a person or group acquired 10.0% or more of Puget Energy’s outstanding common stock or announced a tender offer which, if consummated, would have resulted in ownership by a person or group of 10.0% or more of the outstanding common stock.  Each Right entitled the holder to purchase from Puget Energy one one-hundredth of a share of preferred stock with economic terms similar to that of one share of Puget Energy’s common stock at a purchase price of $65.00, subject to adjustments.  The Rights were terminated on February 6, 2009 in connection with the merger transaction.

NOTE 7.  Dividend Restrictions

The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At December 31, 2009, approximately $468.0 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.  In addition, beginning February 6, 2009, as approved in the Washington Commission merger order, dividends may not be declared or paid if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  In addition, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade (equal to or greater than BBB- with Standard & Poor’s (S&P) and Baa3 with Moody’s Investors Services (Moody’s)), or the PSE’s ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than three to one.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities.  Under the credit facilities, PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), such as failure to comply with certain financial covenants.
Puget Energy’s ability to pay dividends to its shareholder is also limited by the merger order as well as by the terms of its credit facilities, beginning February 6, 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than two to one.  In accordance with terms of the Puget Energy credit facilities, Puget Energy is not permitted to pay dividends during any Event of Default (as defined in the facilities), such as failure to comply with certain financial covenants.  In addition, in order to declare or pay unrestricted dividends, Puget Energy’s FFO to Interest Coverage Ratio (as defined in the facility) may not be less than 1.5 to one and its FFO to Debt Ratio (as defined in the facility) may not be less than 8.25% for the 12 months ending each quarter-end.  Puget Energy is also subject to other restrictions, such as a “lock up” provision that, in certain circumstances, such as failure to meet certain cash flow tests, may further restrict Puget Energy's ability to pay dividends.
At December 31, 2009, the Company met or exceeded all restrictive test minimums required for the payment of dividends.

NOTE 8.  Utility Plant

		Puget Energy		Puget Sound Energy
Utility Plant (Dollars In Thousands) At December 31	Estimated Useful Life (Years)	Successor 1 2009	Predecessor 2008	2009	2008
Electric, gas and common utility plant classified by prescribed accounts at original cost:
Distribution plant	10-55	$3,986,453	$5,429,830	$5,759,617	$5,429,830
Production plant	25-125	1,365,601	2,330,116	2,385,228	2,330,116
Transmission plant	45-65	277,038	352,042	403,657	352,042
General plant	5-35	308,065	407,367	363,739	407,367
Intangible plant (including capitalized software)	3-50	106,277	381,880	343,180	381,880
Plant acquisition adjustment	NA	211,728	228,772	251,693	228,772
Underground storage	25-60	26,338	27,602	40,052	27,602
Liquefied natural gas storage	25-45	12,440	14,310	14,310	14,310
Plant held for future use	NA	38,378	16,829	38,532	16,829
Other	NA	7,529	7,037	7,529	7,037
Plant not classified	NA	201,013	126,052	201,013	126,052
Capital leases	1-2	86,285	69,912	55,396	69,912
Less: accumulated provision for depreciation		(185,474)	(3,358,816)	(3,453,165)	(3,358,816)
Subtotal		$6,441,671	$6,032,933	$6,410,781	$6,032,933
Construction work in progress	NA	358,732	255,214	358,732	255,214
Net utility plant		$6,800,403	$6,288,147	$6,769,513	$6,288,147
Jointly owned generating plant service costs are included in utility plant service cost.  The following table indicates the Company’s percentage ownership and the extent of the Company’s investment in jointly owned generating plants in service at December 31, 2009.  These amounts are also included in the Utility Plant table above.

			Puget Energy’s Share		Puget Sound Energy’s Share
			Successor 1
Jointly Owned Generating Plants (Dollars in Thousands)	Energy Source (Fuel)	Company’s Ownership Share	Plant in Service at Cost	Accumulated Depreciation	Plant in Service at Cost	Accumulated Depreciation
Colstrip Units 1 & 2	Coal	50%	$108,978	$3	$255,732	$(146,751)
Colstrip Units 3 & 4	Coal	25%	203,330	(5,349)	491,078	(293,097)
Colstrip Units 1 – 4 Common Facilities 2	Coal	various	83	(3)	252	(172)
Frederickson 1	Gas	49.85%	61,644	4,614	70,606	(4,348)
_______________
1	The carrying amount was adjusted to fair value as a result of the merger. See Note 3.
2	The Company’s ownership is 50% for Colstrip Units 1 & 2 and 25% for Colstrip Units 3 & 4.

There were no valuation adjustments to asset retirement obligations (ARO) in conjunction with the merger.  In 2008, the Company recognized an ARO for the decommissioning costs for Wild Horse for the 43 turbines on lands owned by two Washington state agencies.  The Company did not recognize any new ARO’s in 2009.
The following table describes all changes to the Company’s ARO liability:

(Dollars in Thousands) At December 31	2009	2008
Asset retirement obligation at beginning of period	$29,661	$29,608
New asset retirement obligation recognized in the period	--	682
Liability settled in the period	(3,621)	(1,819)
Revisions in estimated cash flows	(3,483)	(184)
Accretion expense	1,538	1,374
Asset retirement obligation at end of period	$24,095	$29,661

The Company has identified the following obligations which were not recognized at December 31, 2009:
•
a legal obligation under Federal Dangerous Waste Regulations to dispose of asbestos-containing material in facilities that are not scheduled for remodeling, demolition or sale.  The disposal cost related to these facilities could not be measured since the retirement date is indeterminable; therefore, the liability cannot be reasonably estimated currently;

•
an obligation under Washington state law to decommission the wells at the Jackson Prairie natural gas storage facility upon termination of the project.  Since the project is expected to continue as long as the Northwest pipeline continues to operate, the liability cannot be reasonably estimated currently;

•
an obligation to pay its share of decommissioning costs at the end of the functional life of the major transmission lines.  The major transmission lines are expected to be used indefinitely, therefore the liability cannot be reasonably estimated currently; and

•
a legal obligation under Washington state environmental laws to remove and properly dispose of certain under and above ground fuel storage tanks.  The disposal costs related to under and above ground storage tanks could not be measured since the retirement date is indeterminable; therefore the liability cannot be reasonably estimated currently.

NOTE 9.  Long-Term Debt

Puget Sound Energy Long-term debt (Dollars in Thousands) at December 31, 2009
First Mortgage Bonds, Pollution Bonds , Senior Notes and Junior Subordinated Notes
Series	Due	2009	2008	Series		Due	2009	2008
6.460%	2009	$--	$150,000	9.570%		2020	$25,000	$25,000
6.610%	2009	--	3,000	7.150%		2025	15,000	15,000
6.620%	2009	--	5,000	7.200%		2025	2,000	2,000
7.120%	2010	7,000	7,000	7.020%		2027	300,000	300,000
7.960%	2010	225,000	225,000	7.000%		2029	100,000	100,000
7.690%	2011	260,000	260,000	5.000	%1	2031	138,460	138,460
6.830%	2013	3,000	3,000	5.100	%1	2031	23,400	23,400
6.900%	2013	10,000	10,000	5.483%		2035	250,000	250,000
5.197%	2015	150,000	150,000	6.724%		2036	250,000	250,000
7.350%	2015	10,000	10,000	6.274%		2037	300,000	300,000
7.360%	2015	2,000	2,000	5.757%		2039	350,000	--
6.750%	2016	250,000	--	6.974	%2	2067	250,000	250,000
6.740%	2018	200,000	200,000
Total PSE long-term debt							$3,120,860	$2,678,860

Puget Energy Long-term debt (Dollars in Thousands) at December 31, 2009		Successor	Predecessor
	Due	2009	2008
PSE long-term debt	Various	$3,120,860	$2,678,860
Acquisition adjustment of PSE long-term debt 3		(286,681)	--
Term loan	2014	1,225,000	--
Capital expenditures facility	2014	258,000	--
Original discount on Puget Energy term loan and capital expenditures facility	N/A	(44,481)	--
Total Puget Energy long-term debt		$4,272,698	$2,678,860
_______________
1	Pollution Bonds
2	Junior Subordinated Notes
3	See Note 3 for additional information regarding fair value adjustments.

Puget Sound Energy Long-Term Debt
In connection with the closing of the merger, all shelf registration statements of Puget Energy were terminated.  On March 13, 2009, PSE filed with the SEC a new shelf registration statement to provide for the offering of senior notes of PSE, secured by first mortgage bonds, and unsecured debentures of PSE.  This shelf registration statement, which did not specify the amount of securities that PSE may offer, was amended on January 26, 2010 and will remain valid until March 13, 2012.  Under the shelf registration, as amended, PSE may offer senior notes secured by first mortgage bonds in an aggregate amount of up to $800.0 million.  The Company also remains subject to the restrictions of PSE’s indentures on the amount of first mortgage bonds that PSE may issue.
On January 23, 2009, PSE completed a $250.0 million issuance of senior secured notes.  The notes have a term of seven years and an interest rate of 6.75%.  Net proceeds from the issue were used to repay short-term debt incurred to fund in part the utility’s capital expenditures.
On September 11, 2009, PSE completed a $350.0 million issuance of senior secured notes.  The notes have a term of 30 years and an interest rate of 5.757%.  Net proceeds from the issue were used to repay short-term debt which had been incurred primarily for earlier retirement of maturing long-term debt and to fund in part the utility’s capital expenditures. Substantially all utility properties owned by PSE are subject to the lien of the Company’s electric and natural gas mortgage indentures.  To issue additional first mortgage bonds under these indentures, PSE’s earnings available for interest must be at least twice the annual interest charges on outstanding first mortgage bonds.  At December 31, 2009, the earnings available for interest exceeded the required amount.

Puget Sound Energy Pollution Control Bonds
PSE has two series of Pollution Control Bonds outstanding.  On February 19, 2003, the Board of Directors approved the refinancing of all Pollution Control Bonds series, which were issued in March 2003.  Amounts outstanding were borrowed from the City of Forsyth, Montana (the City).  The City obtained the funds from the sale of Customized Pollution Control Refunding Bonds issued to finance pollution control facilities at Colstrip Units 3 & 4.
Each series of bonds is collateralized by a pledge of PSE’s first mortgage bonds, the terms of which match those of the Pollution Control Bonds.  No payment is due with respect to the related series of first mortgage bonds so long as payment is made on the Pollution Control Bonds.

Puget Energy Long-Term Debt
Effective with the close of the merger on February 6, 2009, Puget Energy has a $1.225 billion five-year term loan and a $1.0 billion credit facility.  The term loan was issued at a discount of $54.3 million.  Puget Energy entered into the term loan agreement to assist with funding the merger transaction and to repay short-term loans under the previous PSE credit facilities.  Puget Energy entered into the credit facility to provide funding for capital expenditures.  Prior to the merger close, Puget Energy had no credit facilities.
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

Long-Term Debt Maturities
The principal amounts of long-term debt maturities for the next five years and thereafter are as follows:

(Dollars in Thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Maturities of:
PSE long-term debt	$232,000	$260,000	$--	$13,000	$--	$2,615,860	$3,120,860
Puget Energy long-term debt	--	--	--	--	1,483,000	--	1,483,000
Puget Energy long-term debt	$232,000	$260,000	$--	$13,000	$1,483,000	$2,615,860	$4,603,860

Financial Covenants
The Company’s long-term debt contains financial covenants related to cash flow interest coverage, cash flow debt leverage and debt service coverage.  As of December 31, 2009, the Company is in compliance with its long-term debt financial covenants.

NOTE 10.  Redeemable Securities

During 2008, the Company was required to deposit funds on comparable securities annually in a sinking fund sufficient to redeem the following number of shares of each series of preferred stock at $100.00 per share plus accrued dividends: 4.70% Series and 4.84% Series, 3,000 shares each.  All previous sinking fund requirements had been satisfied.  At December 31, 2008, there were 22,689 shares of the 4.70% Series and 6,471 shares of the 4.84% Series available for future sinking fund requirements.  Upon involuntary liquidation, all preferred shares were entitled to their par value plus accrued dividends.
On February 5, 2009, PSE deposited with its Redemption and Paying Agent approximately $1.9 million to defease the preferred stock and issued an irrevocable notice that the shares were to be redeemed on March 13, 2009.  The Redemption and Paying Agent paid shareholders their redemption price plus accrued dividends through March 13, 2009.  As of December 31, 2009, there were no outstanding shares of preferred stock or other redeemable securities.

NOTE 11.  Estimated Fair Value of Financial Instruments

Puget Energy
The following table presents the carrying amounts and estimated fair values of Puget Energy’s financial instruments at December 31, 2009 and 2008:
	Successor December 31, 2009		Predecessor December 31, 2008
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$78,527	$78,527	$38,526	$38,526
Restricted cash	19,844	19,844	18,889	18,889
Notes receivable and other	74,063	74,063	71,832	71,832
Energy derivatives	19,553	19,553	22,330	22,330
Interest rate derivative instruments	20,854	20,854	--	--
Financial liabilities:
Short-term debt	$105,000	$105,000	$964,700	$964,700
Preferred stock subject to mandatory redemption	--	--	1,889	1,889
Junior subordinated notes	250,000	232,684	250,000	112,500
Current maturities of long-term debt (fixed-rate)	232,000	234,632	158,000	158,000
Long-term debt (fixed-rate)	2,638,860	2,815,048	2,270,860	1,950,995
Long-term debt (variable-rate)	1,483,000	1,478,632	--	--
Energy derivatives	231,656	231,656	395,289	395,289
Interest rate derivative instruments	26,844	26,844	--	--

Puget Sound Energy
The following table presents the carrying amounts and estimated fair values of PSE’s financial instruments at December 31, 2009 and 2008:
	December 31, 2009		December 31, 2008
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$78,407	$78,407	$38,470	$38,470
Restricted cash	19,844	19,844	18,889	18,889
Notes receivable and other	74,063	74,063	71,832	71,832
Energy derivatives	19,553	19,553	22,330	22,330
Financial liabilities:
Short-term debt	$105,000	$105,000	$964,700	$964,700
Short-term debt owed by PSE to Puget Energy 1	22,898	22,898	26,053	26,053
Preferred stock subject to mandatory redemption	--	--	1,889	1,889
Junior subordinated notes	250,000	232,684	250,000	112,500
Current maturities of long-term debt (fixed-rate)	232,000	234,632	158,000	158,000
Non-current maturities of long-term debt (fixed-rate)	2,638,860	2,815,048	2,270,860	1,950,995
Energy derivatives	227,247	227,247	395,289	395,289
________________
1	Short-term debt owed by PSE to Puget Energy is eliminated upon consolidation of Puget Energy.

The fair value of the senior secured fixed notes and variable rate notes was estimated using U.S. Treasury yields and related current market credit spreads, interpolating to the maturity date of each issue.  The fair value of the junior subordinated notes was priced on a yield to call basis using a market price from an independent financial institution.
The fair value of the preferred stock subject to mandatory redemption as of December 31, 2008 was estimated based on dealer quotes.  The carrying values of short-term debt and notes receivable are considered to be a reasonable estimate of fair value.  The carrying amount of cash, which includes temporary investments with original maturities of three months or less, is also considered to be a reasonable estimate of fair value.  The Company values derivative instruments based on daily quoted prices from an independent external pricing service.  When externally quoted market prices are not available for derivative contracts, the Company uses a valuation model that uses volatility assumptions relating to future energy prices based on specific energy markets and utilizes externally available forward market price curves.

NOTE 12.  Liquidity Facilities and Other Financing Arrangements

As of December 31, 2009 and 2008, PSE had $105.0 million and $964.7 million in short-term debt outstanding, exclusive of the demand promissory note with Puget Energy, with a weighted average interest rate of 3.59% and 3.84%, respectively.  As of December 31, 2008, PSE had four committed credit facilities that provided, in aggregate, $1.425 billion in short-term borrowing capability.  Those included a $500.0 million unsecured revolving credit agreement, a $200.0 million accounts receivable securitization facility, a $375.0 million unsecured short-term credit facility and a $350.0 million unsecured credit agreement to support hedging activity.  Effective with the merger on February 6, 2009, the existing credit agreements were replaced with three new credit facilities as described below.

Puget Sound Energy Credit Facilities
Effective February 6, 2009, with the merger of Puget Energy and Puget Holdings, PSE has three committed unsecured revolving credit facilities that provide, in the aggregate, $1.150 billion in short-term borrowing capability.  These new facilities include a $400.0 million credit agreement for working capital needs, a $400.0 million credit facility for funding capital expenditures and a $350.0 million facility to support energy hedging activities.
PSE's credit agreements contain usual and customary affirmative and negative covenants that, among other things, place limitations on its ability to incur additional indebtedness and liens, issue equity, pay dividends, transact with affiliates and make dispositions and investments.  The credit agreements also contain financial covenants, whose measurement periods began with the third quarter 2009 financial statements, based on the following three ratios:  cash flow interest coverage; cash flow debt leverage and debt service coverage.  PSE certifies its compliance with such covenants each quarter with the lending banks.  As of December 31, 2009, PSE exceeded each of the ratio minimums.
These facilities mature in 2014, contain similar terms and conditions and are syndicated among numerous committed lenders and financial institutions.  The agreements provide PSE with the ability to borrow at different interest rate options and include variable fee levels.  The bank credit agreements allow PSE to borrow at the bank’s prime rate or to make floating rate advances at LIBOR plus a spread that is based upon PSE’s credit rating.  The $400.0 million working capital facility and $350.0 million credit agreement to support energy hedging allow for issuing standby letters of credit up to the entire amount of the credit agreements.  The $400.0 million working capital facility also serves as a backstop for PSE’s commercial paper program.
As of December 31, 2009, PSE had $105.0 million outstanding on the $400.0 million capital expenditures facility, no outstanding balance on the $400.0 million working capital facility and had a $7.0 million letter of credit outstanding under the $350.0 million facility supporting energy hedging.

Demand Promissory Note.  On June 1, 2006, PSE entered into a revolving credit facility with its parent, Puget Energy, in the form of a Demand Promissory Note (Note).  Through the Note, PSE may borrow up to $30.0 million from Puget Energy, subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lowest of the weighted-average interest rate of: (a) PSE’s outstanding commercial paper interest rate, or (b) PSE’s senior unsecured revolving credit facility; absent such borrowings, interest is charged at one month LIBOR plus 0.25%. At December 31, 2009, the outstanding balance of the Note was $22.9 million.  The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE’s financial statements.

Puget Energy Credit Facilities
As of December 31, 2009, Puget Energy has a $1.225 billion five-year term loan and a $1.0 billion credit facility for funding capital expenditures.
Puget Energy’s credit agreements contain usual and customary affirmative and negative covenants similar to PSE's credit facilities.  Puget Energy's financial covenants include cash flow interest coverage and cash flow debt leverage ratios whose measurement periods began with the third quarter 2009 financial statements.  Puget Energy certifies its compliance with such covenants each quarter with the lending banks.  As of December 31, 2009, Puget Energy exceeded each of the ratio minimums.
These facilities mature in 2014, contain similar terms and conditions and are syndicated among numerous committed lenders and financial institutions.  The agreements provide Puget Energy with the ability to borrow at different interest rate options and include variable fee levels.  Borrowings may be at the bank’s prime rate or at floating rates based on LIBOR plus a spread that is based upon the Puget Energy’s credit rating.  Puget Energy must also pay a commitment fee on the unused portion of the $1.0 billion facility.  The spreads and the commitment fee depend on Puget Energy’s credit ratings as determined by S&P and Moody’s.  Based on Puget Energy’s credit ratings as of the date of this report, the spread over prime rate is 1.25%, the spread over the LIBOR is 2.25% and the commitment fee is 0.84%.  As of December 31, 2009, the term loan was fully drawn and $258.0 million was outstanding under the $1.0 billion facility.

NOTE 13.  Leases

PSE leases buildings and assets under operating leases.  In January 2009, PSE entered into an agreement to purchase the Fredonia combustion turbines for $42.4 million and its fleet vehicles for $11.8 million, which purchase was completed in January 2010.  These historically had been leased under an operating lease.  The entry in the purchase agreement resulted in the classification of the Fredonia and fleet leases as capital leases.  In accordance with ASC 980, the amortization of the leased asset has been modified so that total interest and amortization is equal to the rental expense allowed for rate-making purposes.  Interest accretion for the Fredonia and fleet leases in 2009 was $0.2 million and capital lease amortization was $6.6 million for 2009.  Certain leases contain purchase options and renewal and escalation provisions.  Rent expense net of sublease receipts were:
(Dollars in Thousands)
At December 31
2009	$31,747
2008	29,087
2007	27,012

Payments received for the subleases of properties were approximately $0.1 million, $0.1 million and $0.1 million for 2009, 2008 and 2007, respectively.
Future minimum lease payments for non-cancelable leases net of sublease receipts are:

(Dollars in Thousands) At December 31	Operating	Capital
2010	$9,805	$91,699
2011	11,390	42,603
2012	12,846	--
2013	13,175	--
2014	12,064	--
Thereafter	82,995	--
Total minimum lease payments	$142,275	$134,302

PSE leased a portion of its owned natural gas transmission pipeline infrastructure under a non-cancelable operating lease to a third party.  The lease expired in 2009.
The capital lease schedule above includes Puget Energy estimates for leased Tenaska turbines in the amount of $37.4 million and $42.6 million for the years ended 2010 and 2011, respectively.
For Puget Energy, as a result of the merger, the Tenaska turbine lease was reclassified from a purchase power agreement to a capital lease.

NOTE 14.  Accounting for Derivative Instruments and Hedging Activities

The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities.  The Company utilizes bank borrowings, commercial paper, and line of credit facilities to meet short-term cash requirements.  These short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable.  The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts.  In February 2009, Puget Energy entered into interest rate swap transactions to hedge the risk associated with one-month LIBOR floating rate debt.  As of December 31, 2009, Puget Energy had seven interest rate swap contracts outstanding, and PSE did not have any outstanding swap instruments.
As a result of the merger, Puget Energy reassessed and revalued its derivative contracts that were designated on PSE’s books as NPNS or cash flow hedges which met the criteria defined in ASC 815.  The fair value of the reassessed contracts was recorded as either assets or liabilities with an offset to goodwill.  Therefore, the amount recorded in accumulated OCI at the time of the merger was reflected as goodwill.
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
If it is determined that it is uneconomical to operate PSE’s controlled electric generating facilities in the future period, the fuel supply cash flow hedge relationship is terminated and the hedge is de-designated which results in recognition of future changes in value in the statements of income.  As these contracts are settled, amounts previously deferred in OCI are recognized as energy costs and are included as part of the PCA mechanism.
On July 1, 2009, PSE elected to de-designate all energy related derivative contracts that previously had been recorded as cash flow hedges for the purpose of simplifying its financial reporting.  The contracts that were de-designated related to physical electric supply contracts and natural gas swap contracts to fix the price of natural gas for electric generation.  For these contracts, all future mark-to-market accounting will be recognized through earnings.  The amount in accumulated OCI is transferred to earnings in the same period or periods during which the hedged transaction affected earnings or sooner if management determines that the forecasted transaction is probable of not occurring. As a result, the Company will likely continue to experience earnings volatility in future periods.
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
The following tables present the fair values and locations of Puget Energy’s derivative instruments recorded on the balance sheet at December 31, 2009 and December 31, 2008:

Derivatives Designated as Hedging Instruments
	Successor at December 31, 2009		Predecessor at December 31, 2008
Puget Energy (Dollars in Thousands)	Asset Derivatives 1	Liability Derivatives 2	Asset Derivatives 1	Liability Derivatives 2
Interest rate swaps:
Current	$--	$26,844	$--	$--
Long-term	20,854	--	--	--
Electric portfolio:
Current	--	--	53	85,320
Long-term	--	--	416	93,091
Total derivatives	$20,854	$26,844	$469	$178,411

Derivatives Not Designated as Hedging Instruments
	Successor at December 31, 2009		Predecessor at December 31, 2008
Puget Energy (Dollars in Thousands)	Asset Derivatives 1	Liability Derivatives 2	Asset Derivatives 1	Liability Derivatives 2
Electric portfolio:
Current	$4,137	$79,732	$361	$5,256
Long-term	1,003	70,367	119	3,024
Gas portfolio 3:
Current	10,811	62,207	15,204	146,290
Long-term	3,602	19,350	6,177	62,308
Total derivatives	$19,553	$231,656	$21,861	$216,878
____________
1	Balance sheet location: Unrealized gain on derivative instruments.
2	Balance sheet location: Unrealized loss on derivative instruments.
3
Puget Energy had a derivative liability and an offsetting regulatory asset of $67.1 million at December 31, 2009 and $187.2 million at December 31, 2008 related to financial contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.  All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980 due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism.  As the gains and losses on the hedges are realized in future periods, they will be recorded as gas costs under the PGA mechanism.

The following tables present the fair values and locations of PSE’s derivative instruments recorded on the balance sheet at December 31, 2009 and December 31, 2008:

Derivatives Designated as Hedging Instruments
	at December 31, 2009		at December 31, 2008
Puget Sound Energy (Dollars in Thousands)	Asset Derivatives 1	Liability Derivatives 2	Asset Derivatives 1	Liability Derivatives 2
Electric portfolio:
Current	$--	$--	$53	$85,320
Long-term	--	--	416	93,091
Total derivatives	$--	$--	$469	$178,411

Derivatives Not Designated as Hedging Instruments
	at December 31, 2009		at December 31, 2008
Puget Sound Energy (Dollars in Thousands)	Asset Derivatives 1	Liability Derivatives 2	Asset Derivatives 1	Liability Derivatives 2
Electric portfolio:
Current	$4,137	$75,323	$361	$5,256
Long-term	1,003	70,367	119	3,024
Gas portfolio: 3
Current	10,811	62,207	15,204	146,290
Long-term	3,602	19,350	6,177	62,308
Total derivatives	$19,553	$227,247	$21,861	$216,878
____________
1	Balance sheet location: Unrealized gain on derivative instruments.
2	Balance sheet location: Unrealized loss on derivative instruments.
3
PSE had a derivative liability and an offsetting regulatory asset of $67.1 million at December 31, 2009 $187.2 million at December 31, 2008 related to financial contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.  All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980 due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism.  As the gains and losses on the hedges are realized in future periods, they will be recorded as gas costs under the PGA mechanism.

The following tables present the effect of hedging instruments on Puget Energy’s OCI and statements of income for the year ended December 31, 2009:
Puget Energy (Dollars in Thousands) Successor February 6, 2009 – December 31, 2009	Amount of Loss Recognized in OCI on Derivatives 5	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 1	Effective Portion 2		Ineffective Portion and Amount Excluded from Effectiveness Testing 2, 3
Interest rate contracts:	$(22,777)	Interest expense	$29,052		$--
Commodity contracts: Electric derivatives	(19,933)	Electric generation fuel	25,296	Net unrealized gain on derivative instruments	325
Electric derivatives	(6,289)	Purchased electricity	4,157	Net unrealized loss on derivative instruments	(2,897)
Total	$(48,999)		$58,505		$(2,572)

Puget Energy (Dollars in Thousands) Predecessor January 1, 2009 – February 5, 2009	Amount of Loss Recognized in OCI on Derivatives	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 1,4	Effective Portion 2		Ineffective Portion and Amount Excluded from Effectiveness Testing 2, 3
Commodity contracts: Electric derivatives	$(20,791)	Electric generation fuel	$5,003	Net unrealized loss on derivative instruments	$--
Electric derivatives	(3,371)	Purchased electricity	1,934	Net unrealized loss on derivative instruments	(986)
Total	$(24,162)		$6,937		$(986)
____________
1	Changes in OCI are reported in after tax dollars.
2	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.
3	Ineffective portion of long-term power supply contracts that are designated as cash flow hedges.
4
The balances associated with the components of accumulated OCI (loss) on Predecessor basis were eliminated as a result of push-down accounting effective February 6, 2009, when the Successor period began.

5	On July 1, 2009 all electric and gas related cash flow hedge relationships were dedesignated, subsequent measurements of fair value are recorded through earnings, not OCI.

The following table presents the effect of hedging instruments on PSE’s OCI and statements of income for the year ended December 31, 2009:
Puget Sound Energy (Dollars in Thousands) Twelve Months Ended December 31, 2009	Amount of Loss Recognized in OCI on Derivatives 4	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 1	Effective Portion 2		Ineffective Portion and Amount Excluded from Effectiveness Testing 2, 3
Interest rate contracts:	$--	Interest expense	$488		$--
Commodity contracts: Electric derivatives	(49,739)	Electric generation fuel	110,128	Net unrealized gain on derivative instruments	--
Electric derivatives	(11,538)	Purchased electricity	28,082	Net unrealized loss on derivative instruments	(2,749)
Total	$(61,277)		$138,698		$(2,749)
____________
1	Changes in OCI are reported in after tax dollars.
2	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.
3	Ineffective portion of long-term power supply contracts that are designated as cash flow hedges.
4	On July 1, 2009, all electric and gas related cash flow hedge relationships were dedesignated, subsequent measurements of fair value are recorded through earnings, not OCI.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings.  PSE expects that $48.4 million of losses in OCI will be reclassified into earnings within the next twelve months.  Puget Energy expects that $21.9 million of losses in OCI will be reclassified into earnings within the next twelve months.  The maximum length of time over which Puget Energy and PSE are hedging their exposure to the variability in future cash flows extends to February 2015 for purchased electricity contracts and to September 2012 for electric generation fuel contracts.  For Puget Energy Interest Rate Swaps, the maximum length is to February 2014.
The following tables present the effect of Puget Energy’s derivatives not designated as hedging instruments on income during the year ended December 31, 2009:
Puget Energy (Dollars in Thousands)	Location of Gain/(Loss) in Income on Derivatives	Successor February 6, 2009 - December 31, 2009 Amount of Gain/(Loss) Recognized in Income on Derivatives		Predecessor January 1, 2009 - February 5, 2009 Amount of (Loss) Recognized in Income on Derivatives
Commodity contracts: Electric derivatives	Net unrealized gain (loss) on derivative instruments	$117,023	1	$(3,867)
	Electric generation fuel	19,570		(863)
	Purchased electricity	(15,325)		(243)
Total		$121,268		$(4,973)
____________
1
Differs from the amount stated in the statements of income as it does not include $42.3 million of NPNS amortization expense as well as prior year ineffectiveness of $(2.7) million measured in prior designated hedging relationships.

The following table presents the effect of PSE’s derivatives not designated as hedging instruments during the year ended December 31, 2009:
Puget Sound Energy (Dollars in Thousands)	Location of Gain/(Loss) in Income on Derivatives	Twelve Months Ended December 31, 2009 Amount of Gain/(Loss) Recognized in Income on Derivatives
Commodity contracts: Electric derivatives	Net unrealized gain on derivative instruments	$4,003	1
	Electric generation fuel	26,669
	Purchased electricity	(26,142)
Total		$4,530
       ____________
1	Differs from the amount stated in the statements of income as it does not include ineffectiveness of $(2.7) million measured in prior designated hedging relationships.

The Company had the following outstanding commodity contracts as of December 31, 2009:

Puget Energy at December 31, 2009	Number of Units
Derivatives designated as hedging instruments:
Interest rate swaps	$ 1.483 billion
Derivatives not designated as hedging instruments:
Gas derivatives	262,973,517 MMBtus
Electric generation fuel	70,212,500 MMBtus
Purchased electricity	6,679,502 MWh

Puget Sound Energy at December 31, 2009	Number of Units
Derivatives not designated as hedging instruments:
Gas derivatives 1	262,973,517 MMBtus
Electric generation fuel	70,212,500 MMBtus
Purchased electricity 2	6,454,102 MWh
  ________________
1	Gas derivatives are deferred in accordance with ASC 980 due to the PGA mechanism.
2	As of December 31, 2009, there were eight forward contracts in Puget Energy’s portfolio that were not in PSE’s portfolio as a result of the revaluation of NPNS contracts at the merger date.

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
The Company monitors counterparties that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies, or have changes in ownership.  Where deemed appropriate, the Company may request collateral or other security from its counterparties to mitigate potential credit default losses.  Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposures with one or more counterparties.  If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss.  However, as of December 31, 2009, approximately 99.9% of the Company’s energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies and 0.1% are either rated below investment grade or are not rated by rating agencies.  The Company assesses credit risk internally for counterparties that are not rated.
The Company generally enters into the following master agreements: (1) Western Systems Power Pool agreements (WSPP) – standardized power sales contract in the electric industry; (2) International Swaps and Derivatives Association agreements (ISDA) – standardized financial gas and electric contracts; and (3) North American Energy Standards Board agreements (NAESB) – standardized physical gas contracts.  The Company believes that entering into such agreements reduces credit risk exposure because such agreements provide for the netting and set-off of monthly payments and, in the event of counterparty default, termination payments.
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
The Company applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  Moreover, the Company applies its own default factor to compute credit reserves for counterparties in a net liability position.  Credit reserves are booked as contra accounts to unrealized gain (loss) positions.  As of December 31, 2009, PSE was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the year.  The majority of the Company’s derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council.
The Company enters into energy contracts with various credit risk related contingent features, which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in a net liability position.
The tables below presents the fair value of the overall contractual contingent liability positions for the Company’s derivative activity at December 31, 2009:

Puget Energy Contingent Feature (Dollars in Thousands)	Fair Value 3 Liability	Posted Collateral	Contingent Collateral
Credit rating 1	$(29,906)	$--	$29,906
Reasonable grounds for adequate assurance	(39,351)	--	--
Forward value of contract 2	(19,616)	7,000	--
Total	$(88,873)	$7,000	$29,906

Puget Sound Energy Contingent Feature (Dollars in Thousands)	Fair Value 3 Liability	Posted Collateral	Contingent Collateral
Credit rating 1	$(25,468)	$--	$25,468
Reasonable grounds for adequate assurance	(39,351)	--	--
Forward value of contract 2	(19,616)	7,000	--
Total	$(84,435)	$7,000	$25,468
_________________
1	PSE is required to maintain an investment grade credit rating from each of the major credit rating agencies.
2	Collateral requirements may vary, based on changes in forward value of underlying transactions.
3
Represents derivative fair values of contracts with contingent features for counterparties in net derivative liability positions at December 31, 2009.  Excludes NPNS, accounts payable and accounts receivable activity.

NOTE 15. Fair Value Measurements

ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy defined by ASC 820 are as follows:

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

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.  At each balance sheet date, the Company performs an analysis of all instruments subject to ASC 820 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  If a fair value measurement relies on inputs from different levels of the hierarchy, the entire measurement must be classified based on the lowest level input that is significant to the fair value measurement.   The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The determination of the fair values incorporates various factors that not only include the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), but also the impact of the Company’s  nonperformance risk on its liabilities.
As of December 31, 2009, the Company considered the markets for its electric and natural gas Level 2 derivative instruments to be actively traded.  Management’s assessment is based on the trading activity volume in real-time and forward electric and natural gas markets.  The Company regularly confirms the validity of pricing service quoted prices (e.g. Level 2 in the fair value hierarchy) used to value commodity contracts to the actual prices of commodity contracts entered into during the most recent quarter.
The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and the reconciliation of the changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy as of December 31, 2009 and December 31, 2008:

Puget Energy Recurring Fair Value Measures	Successor at Fair Value as of December 31, 2009				Predecessor at Fair Value as of December 31, 2008
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Energy derivative instruments	$--	$16,767	$2,786	$19,553	$--	$21,795	$535	$22,330
Cash equivalents	38,835	5,465	--	44,300	24,727	--	1,392	26,119
Restricted cash	3,305	--	--	3,305	4,182	--	--	4,182
Interest rate derivative instruments	--	20,854	--	20,854	--	--	--	--
Total assets	$42,140	$43,086	$2,786	$88,012	$28,909	$21,795	$1,927	$52,631
Liabilities:
Energy derivative instruments	$--	$128,537	$103,119	$231,656	$--	$261,106	$134,183	$395,289
Interest rate derivative instruments	--	26,844	--	26,844	--	--	--	--
Total liabilities	$--	$155,381	$103,119	$258,500	$--	$261,106	$134,183	$395,289

	Successor	Predecessor
Puget Energy Level 3 Roll-Forward Net (Liability) (Dollars in Thousands) Twelve Months Ended December 31	For the Period Ended February 6, 2009 - December 31, 2009 1	For the Period Ended January 1, 2009 - February 5, 2009 1	2008
Balance at beginning of period	$(185,813)	$(132,256)	$(6,156)
Changes during period:
Realized and unrealized energy derivatives
- included in earnings	(14,832)	(627)	(2,935)
- included in other comprehensive income	(17,429)	(14,821)	(110,439)
- included in regulatory assets/liabilities	(4,345)	(1,410)	(17,311)
Purchases, issuances, and settlements	26,374	2,154	6,677
Transferred in/out of Level 3 2	95,712	8,560	(2,092)
Balance at end of period	$(100,333)	$(138,400)	$(132,256)
_________________
1	The beginning balance for the Successor period was adjusted to reflect the impact of certain fair value adjustments from the merger transaction.
2	Transferred in/out of Level 3 for the Successor includes the cash equivalents of $1.4 million. The cash equivalents became Level 2 during the second quarter 2009.

Puget Sound Energy Recurring Fair Value Measures	at Fair Value as of December 31, 2009				at Fair Value as of December 31, 2008
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Energy derivative instruments	$--	$16,767	$2,786	$19,553	$--	$21,795	$535	$22,330
Cash equivalents	38,835	5,465	--	44,300	24,727	--	1,392	26,119
Restricted cash	3,305	--	--	3,305	4,182	--	--	4,182
Total assets	$42,140	$22,232	$2,786	$67,158	$28,909	$21,795	$1,927	$52,631
Liabilities:
Energy derivative instruments	$--	$124,128	$103,119	$227,247	$--	$261,106	$134,183	$395,289
Total liabilities	$--	$124,128	$103,119	$227,247	$--	$261,106	$134,183	$395,289

Puget Sound Energy Level 3 Roll-Forward Net (Liability) (Dollars in Thousands)	2009	2008
Balance at beginning of period	$(132,256)	$(6,156)
Changes during period:
Realized and unrealized energy derivatives
- included in earnings	(776)	(2,935)
- included in other comprehensive income	(38,047)	(110,439)
- included in regulatory assets/liabilities	(7,824)	(17,311)
Purchases, issuances, and settlements	28,779	6,677
Transferred in/out of Level 3 1	49,791	(2,092)
Balance at end of period	$(100,333)	$(132,256)
_________________
1	The energy derivatives transferred in/out of Level 3 in 2009 includes the cash equivalents of $1.4 million. These cash equivalents became Level 2 during the second quarter 2009.

Realized gains and losses on energy derivatives are included in energy costs in the Company’s statements of income under purchased electricity, electric generation fuel or purchased natural gas when settled.
Unrealized gains and losses on energy derivatives are included in the net unrealized (gain)/loss on derivative instruments section in the Company’s statements of income and as a net unrealized gain/(loss) on derivative instruments in OCI.
Certain energy derivative instruments are classified as Level 3 in the fair value hierarchy because Level 3 inputs are significant to their fair value measurement.  Energy derivatives transferred out of Level 3 represent existing assets or liabilities that were classified as Level 3 at the end of the prior reporting period for which the lowest significant input became observable during the current reporting period.

NOTE 16.  Employee Investment Plans

The Company has qualified Employee Investment Plans under which employee salary deferrals and after-tax contributions are used to purchase several different investment fund options.  The Company’s contributions to the Employee Investment Plans were $11.4 million, $10.0 million and $9.0 million for the years 2009, 2008 and 2007, respectively.  The Employee Investment Plan eligibility requirements are set forth in the plan documents.

NOTE 17.  Retirement Benefits

PSE has a defined benefit pension plan, covering substantially all PSE employees, with a cash balance feature for all but International Brotherhood of Electrical Workers Union (IBEW) represented employees.  Pension benefits earned are a function of age, salary and years of service.  The Company also maintains a non-qualified SERP for certain of its senior management employees.  In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees.  These benefits are provided principally through an insurance company.  The insurance premiums are based on the benefits provided during the year, and are paid primarily by retirees.
The February 6, 2009 merger of Puget Energy with Puget Holdings triggered a new basis of accounting for PSE’s retirement benefit plans in the Puget Energy consolidated financial statements.  PSE did not record the remeasurement of retirement plans as all the purchase accounting adjustments are recorded at Puget Energy.

Puget Energy
The following tables summarize Puget Energy’s change in benefit obligation, change in plan assets, net periodic benefit cost and other changes in OCI for the years ended December 31, 2009 and 2008:

	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
(Dollars in Thousands)	2009	2009	2009	2009	2009	2009
Change in benefit obligation:
Benefit obligation at beginning of period	$453,731	$460,586	$38,750	$39,348	$15,807	$18,089
Service cost	12,469	1,090	951	89	114	11
Interest cost	25,912	2,302	2,178	193	894	89
Actuarial loss	33,458	--	1,433	--	770	--
Benefits paid	(20,784)	(2,517)	(4,160)	(532)	(2,050)	(147)
Medicare part D subsidy received	--	--	--	--	418	139
Benefit obligation at end of period	$504,786	$461,461	$39,152	$39,098	$15,953	$18,181

Change in plan assets:
Fair value of plan assets at beginning of period	$373,767	$392,900	$--	$--	$7,829	$8,435
Actual return on plan assets	114,306	3,585	--	--	2,272	37
Employer contribution	18,400	--	4,160	532	739	82
Benefits paid	(20,784)	(2,517)	(4,160)	(532)	(2,050)	(147)
Fair value of plan assets at end of period	$485,689	$393,968	$--	$--	$8,790	$8,407
Funded status at end of period	$(19,097)	$(67,493)	$(39,152)	$(39,098)	$(7,163)	$(9,774)

	Qualified Pension Benefits	SERP Pension Benefits	Other Benefits
December 31	Successor	Successor	Successor
(Dollars in Thousands)	2009	2009	2009
Amounts recognized in Statement of Financial Position consist of:
Current liabilities	$--	$(2,978)	$(39)
Noncurrent liabilities	(19,097)	(36,174)	(7,124)
Total	$(19,097)	$(39,152)	$(7,163)
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net loss/(gain)	$(53,265)	$1,434	$(1,124)
Total	$(53,265)	$1,434	$(1,124)

	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
(Dollars in Thousands)	2009	2009	2009	2009	2009	2009
Components of net periodic benefit cost:
Service cost	$12,469	$1,090	$951	$89	$114	$11
Interest cost	25,912	2,302	2,178	193	894	89
Expected return on plan assets	(27,583)	(3,585)	--	--	(379)	(37)
Amortization of prior service cost	--	95	--	51	--	7
Amortization of net loss (gain)	--	269	--	74	--	(15)
Amortization of transition obligation	--	--	--	--	--	4
Net periodic benefit cost	$10,798	$171	$3,129	$407	$629	$59

Successor	Qualified Pension Benefits	SERP Pension Benefits	Other Benefits
(Dollars in Thousands)	2009	2009	2009
Other changes (pre-tax) in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$(53,265)	$1,434	$(1,124)
Total change in other comprehensive income for year	$(53,265)	$1,434	$(1,124)

The estimated net loss (gain) and prior service cost (credit) for the pension plans that will be amortized from accumulated OCI into net periodic benefit cost in 2010 are immaterial.  The estimated net loss (gain) and prior service cost (credit) for the SERP that will be amortized from accumulated OCI into net periodic benefit cost in 2010 are immaterial.  The estimated net loss (gain), prior service cost (credit) and transition obligation (asset) for the other postretirement plans that will be amortized from accumulated OCI into net periodic benefit cost in 2010 are immaterial.

Puget Sound Energy
The following tables summarize PSE’s change in benefit obligation, change in plan assets, net periodic benefit cost and other changes in OCI for the years ended December 31, 2009 and 2008:

	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2009	2008	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of period	$460,586	$426,253	$39,348	$37,111	$18,088	$18,863
Service cost	14,141	12,750	1,068	935	125	128
Interest cost	27,734	26,685	2,315	2,211	960	1,130
Amendment	--	5,324	--	--	--	--
Actuarial loss (gain)	25,094	11,804	707	616	(1,296)	(309)
Benefits paid	(22,769)	(22,230)	(4,286)	(1,525)	(2,342)	(2,123)
Medicare part D subsidiary received	--	--	--	--	418	399
Benefit obligation at end of period	$504,786	$460,586	$39,152	$39,348	$15,953	$18,088

Change in plan assets:
Fair value of plan assets at beginning of period	$392,900	$558,529	$--	$--	$8,435	$14,700
Actual return on plan assets	97,158	(168,299)	--	--	1,952	(4,218)
Employer contribution	18,400	24,900	4,286	1,525	745	76
Benefits paid	(22,769)	(22,230)	(4,286)	(1,525)	(2,342)	(2,123)
Fair value of plan assets at end of period	$485,689	$392,900	$--	$--	$8,790	$8,435
Funded status at end of period	$(19,097)	$(67,686)	$(39,152)	$(39,348)	$(7,163)	$(9,653)
	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2009	2008	2009	2008	2009	2008
Amounts recognized in Statement of Financial Position consist of:
Current liabilities	$--	$--	$(2,978)	$(4,027)	$(39)	$(58)
Noncurrent liabilities	(19,097)	(67,686)	(36,174)	(35,321)	(7,124)	(9,595)
Total	$(19,907)	$(67,686)	$(39,152)	$(39,348)	$(7,163)	$(9,653)
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net loss (gain)	$173,822	$206,134	$8,876	$9,055	$(5,281)	$(2,948)
Prior service cost	5,170	6,304	1,430	2,046	267	350
Transition obligations	--	--	--	--	150	200
Total	$178,992	$212,438	$10,306	$11,101	$(4,864)	$(2,398)

	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
(Dollars in Thousands)	2009	2008	2007	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$14,141	$12,750	$12,385	$1,068	$935	$926	$125	$128	$269
Interest cost	27,734	26,685	24,433	2,315	2,211	2,079	960	1,130	1,250
Expected return on plan assets	(43,453)	(41,555)	(38,859)	--	--	--	(455)	(789)	(826)
Amortization of prior service cost	1,134	768	677	616	616	1,365	83	84	353
Amortization of net loss (gain)	3,702	945	4,193	886	732	994	(460)	(799)	(834)
Amortization of transition obligation	--	--	--	--	--	--	50	50	234
Net periodic benefit cost (income)	$3,258	$(407)	$2,829	$4,885	$4,494	$5,364	$303	$(196)	$446

Curtailment/settlement cost 1	$--	$--	$--	$--	$--	$--	$--	$--	$708
   _______________
1
 As part of the June 20, 2007 settlement, IBEW-represented employees with less than five years of service would no longer receive a medical subsidy at retirement and those employees with more than one year of service but less than five years of service received a one-time cash payment.  Current IBEW-represented employees with five or more years of service had a one-time opportunity to elect a cash payment that varied depending on the years of employment with PSE in lieu of continuing eligibility for the retiree medical subsidy.  As a result of the termination, the curtailment loss was $0.7 million.

	Qualified Pension Benefit		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2009	2008	2009	2008	2009	2008
Other changes (pre-tax) in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$(28,610)	$221,657	$707	$615	$(2,794)	$4,698
Amortization of net loss (gain)	(3,702)	(945)	(886)	(731)	461	799
Prior service cost (credit)	--	5,325	--	--	--	--
Amortization of prior service cost	(1,134)	(768)	(616)	(616)	(83)	(84)
Amortization of transition (asset) obligation	--	--	--	--	(50)	(50)
Total change in other comprehensive income for year	$(33,446)	$225,269	$(795)	$(732)	$(2,466)	$5,363

The estimated net loss (gain) and prior service cost (credit) for the pension plans that will be amortized from accumulated OCI into net periodic benefit cost in 2010 are $6.8 million and $0.7 million, respectively.  The estimated net loss (gain), prior service cost (credit) and transition obligation (asset) for the other postretirement plans that will be amortized from accumulated OCI into net periodic benefit cost in 2010 total $0.6 million.  The estimated net loss (gain) and prior service cost (credit) for the SERP that will be amortized from accumulated OCI into net periodic benefit cost in 2010 are $0.8 million and $0.6 million, respectively.

Assumptions
In accounting for pension and other benefit obligations and costs under the plans, the following weighted-average actuarial assumptions were used by the Company:

	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
Benefit Obligation Assumptions	2009	2008	2007	2009	2008	2007	2009	2008	2007
Discount rate	5.75%	6.20%	6.30%	5.75%	6.20%	6.30%	5.75%	6.20%	6.30%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	--
Medical trend rate	--	--	--	--	--	--	7.50%	8.00%	9.00%

Benefit Cost Assumptions
Discount rate	6.50% 1	6.30%	5.80%	6.50% 1	6.30%	5.80%	6.50% 1	6.30%	5.80%
Rate of plan assets	8.25%	8.25%	8.25%	--	--	--	7.60%	--	3.9-8%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	--
Medical trend rate	--	--	--	--	--	--	9.00%	9.00%	10.00%
    _______________
1
6.50% is the benefit cost discount rate used by Puget Energy.  6.20% is the benefit cost discount rate use by PSE. The discount rates for the net periodic costs for Puget Energy and PSE were different because of the discount rates in effect as of February 5, 2009, and December 31, 2008, respectively.

The assumed medical inflation rate used to determine benefit obligations is 7.50% in 2010 grading down to 5.0% in 2011.  A 1.0% change in the assumed medical inflation rate would have the following effects:

	2009		2008
(Dollars in Thousands)	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on post-retirement benefit obligation	$131	$119	$184	$(171)
Effect on service and interest cost components	7	6	12	(11)

The Company has selected the expected return on plan assets based on a historical analysis of rates of return and the Company’s investment mix, market conditions, inflation and other factors.  The expected rate of return is reviewed annually based on these factors.  The Company’s accounting policy for calculating the market-related value of assets for the Company’s retirement plan is as follows.  PSE market-related value of assets is based on a five-year smoothing of asset gains/losses measured from the expected return on market-related assets.  This is a calculated value that recognizes changes in fair value in a systematic and rational manner over five years.  The same manner of calculating market-related value is used for all classes of assets, and is applied consistently from year to year.
Puget Energy’s pension and other postretirement benefits income or costs depend on several factors and assumptions, including plan design, timing and amount of cash contributions to the plan, earnings on plan assets, discount rate, expected long-term rate of return, mortality and health care costs trends.  Changes in any of these factors or assumptions will affect the amount of income or expense that Puget Energy records in its financial statements in future years and its projected benefit obligation.  Puget Energy has selected an expected return on plan assets based on a historical analysis of rates of return and Puget Energy’s investment mix, market conditions, inflation and other factors.  As required by merger accounting rules, market-related value was reset to market value effective with the merger.
The discount rates were determined by using market interest rate data and the weighted-average discount rate from Citigroup Pension Liability Index Curve.  The Company also takes into account in determining the discount rate the expected changes in market interest rates and anticipated changes in the duration of the plan liabilities.
The aggregate expected contributions by the Company to fund the retirement plan, SERP and the other postretirement plans for the year ending December 31, 2010 are $12.0 million, $3.0 million and $0.5 million, respectively.

Plan Benefits
The expected total benefits to be paid under the qualified pension plans for the next five years and the aggregate total to be paid for the five years thereafter are as follows:

(Dollars in Thousands)	2010	2011	2012	2013	2014	2015-2019
Total benefits	$31,200	$31,900	$33,300	$34,800	$35,400	$195,100

The expected total benefits to be paid under the SERP for the next five years and the aggregate total to be paid for the five years thereafter are as follows:

(Dollars in Thousands)	2010	2011	2012	2013	2014	2015-2019
Total benefits	$2,978	$2,258	$2,891	$3,796	$3,198	$20,875

The expected total benefits to be paid under the other benefits for the next five years and the aggregate total to be paid for the five years thereafter are as follows:

(Dollars in Thousands)	2010	2011	2012	2013	2014	2015-2019
Total benefits	$1,555	$1,553	$1,493	$1,424	$1,354	$5,836
Total benefits without Medicare Part D subsidy	$1,943	$1,942	$1,915	$1,868	$1,821	$8,146

Plan Assets
Plan contributions and the actuarial present value of accumulated plan benefits are prepared based on certain assumptions pertaining to interest rates, inflation rates and employee demographics, all of which are subject to change.  Due to uncertainties inherent in the estimations and assumptions process, changes in these estimates and assumptions in the near term may be material to the financial statements.
The Company has a Retirement Plan Committee that establishes investment policies, objectives and strategies designed to balance expected return with a prudent level of risk.  All changes to the investment policies are reviewed and approved by the Retirement Plan Committee prior to being implemented.
The Retirement Plan Committee invests trust assets with investment managers who have historically achieved above-median long-term investment performance within the risk and asset allocation limits that have been established.  Interim evaluations are routinely performed with the assistance of an outside investment consultant.  To obtain the desired return needed to fund the pension benefit plans, the Retirement Plan Committee has established investment allocation percentages by asset classes as follows:
	Allocation
Asset Class	Minimum	Target	Maximum
Domestic large cap equity	25%	32%	40%
Domestic small cap equity	0%	10%	15%
Non-U.S. equity	10%	20%	30%
Tactical asset allocation	0%	5%	10%
Fixed income	15%	23%	30%
Real estate	0%	0%	10%
Absolute return	5%	10%	15%
Private equity funds	0%	0%	0%
Cash	0%	0%	5%

Plan Fair Value Measurements
Effective December 31, 2009, ASC 715 directs companies to provide additional disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures are to disclose the following: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) major categories of plan assets; (3) inputs and valuation techniques used to measure the fair value of plan assets; (4) effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets.
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
The following table sets forth by level, within the fair value hierarchy, the qualified pension plan assets at fair value that were accounted for at fair value on a recurring basis as of December 31, 2009:

Recurring Fair Value Measures (Dollars in Thousands) As of December 31, 2009
Assets:	Level 1	Level 2	Level 3	Fair Value
Equities:
Non-US equity 1	$50,890	$48,062	$--	$98,952
Domestic large cap equity 2	134,754	24,641	--	159,395
Domestic small cap equity 3	49,513	--	--	49,513
Total equities	235,157	72,703	--	307,860
Tactical asset allocation 4	--	25,469	--	25,469
Fixed income securities 5	43,244	51,244	--	94,488
Absolute return 6	--	--	46,226	46,226
Cash and cash equivalents 7	--	9,588	--	9,588
Subtotal	$278,401	$159,004	$46,226	$483,631
Net receivables				1,629
Accrued income				429
Total assets				$485,689
__________________
1
Non – US Equity investments are comprised of a (1) mutual fund; and (2) commingled fund.  The investment in the mutual fund is valued using quoted market prices multiplied by the number of shares owned as of December 31, 2009.  The investment in the commingled fund is valued at the net asset value per share multiplied by the number of shares held as of December 31, 2009.

2
Domestic large cap equity investments are comprised of (1) common stock, and (2) commingled fund.  Investments in common stock are valued using quoted market prices multiplied by the number of shares owned as of December 31, 2009.  The investment in the commingled fund is valued at the net asset value per share multiplied by the number of shares held as of December 31, 2009.

3	Domestic small cap equity investments are comprised of common stock and are valued using quoted market prices multiplied by the number of shares owned as of December 31, 2009.
4	The tactical asset allocation investment are compromised of a commingled fund, which is valued at the net asset value per share multiplied by the number of shares held as of the measurement date.
5
Fixed income securities consist of a mutual fund, convertible securities, corporate bonds, and mortgage backed mortgage pools guaranteed by GNMA, FNMA and FHLMC.  The investment in the mutual fund is valued using quoted market prices multiplied by the number of shares owned as of December 31, 2009.  The other investments are valued using various valuation techniques and sources such as value generation models, broker quotes, benchmark yields and/or other applicable data.

6
Absolute return investments consist of a mutual fund and a partnership.  The mutual fund is valued using the net asset value per share multiplied by the number of shares held as of December 31, 2009.  The partnership is valued using the financial reports as of December 31, 2009.  Both investments are a Level 3 under ASC 820 because the plan does not have the ability to redeem the investment in the near-term at the net asset value per share.

7
The investment consists of a money market fund, which is valued at the net asset value per share of $1.00 per unit as of December 31, 2009.  The money market fund invests primarily in commercial paper, notes, repurchase agreements, and other evidences of indebtedness which are payable on demand or which have a maturity date not exceeding thirteen months from the date or purchase.

Level 3 Roll-Forward
The following table sets forth a reconciliation of changes in the fair value of the plan’s Level 3 assets for the year ended December, 31, 2009:

(Dollars in Thousands)	Partnership	Mutual funds	total
Balance as of December 31, 2008	$20,514	$19,137	$39,651
Unrealized gains/(losses) relating to instruments still held at the reporting date	2,700	3,875	6,575
Balance as of December 31, 2009	$23,214	$23,012	$46,226

The following table sets forth by level, within the fair value hierarchy, the Other Benefits plan assets at fair value as of December 31, 2009:

Recurring Fair Value Measures (Dollars in Thousands) as of December 31, 2009
Assets:	Level 1	Level 2	Fair Value
Mutual fund 1	$8,321	$--	$8,321
Cash equivalents 2	--	469	469
Total assets	$8,321	$469	$8,790
_______________
1
This is a publicly traded balanced mutual fund that seeks regular income, conservation of principal, and an opportunity for long-term growth of principal and income.  The fair value is determined by taking the number of shares owned by the plan, and multiplying by the market price as of December 31, 2009.

2	This is a deposit fund. The fair value is calculated by using the financial reports available as of December 31, 2009.

NOTE 18.  Stock-based Compensation Plans

The Company’s Long-Term Incentive Plan (LTI Plan), approved by the shareholders in 2005, encompasses many of the awards granted to employees.  The LTI Plan applied to officers and key employees of the Company and awards granted under this plan included stock awards, performance awards, stock options and restricted stocks which were added to reduce the volatility of the plan.  Any shares awarded were either purchased on the open market or were a new issuance.  Certain plan participants who met or exceeded the Company’s stock ownership guidelines could elect to be paid up to 50.0% of the share award in cash.  With the completion of the merger, all shares outstanding under the LTI Plan were fully vested and settled in cash to plan participants.  Puget Energy paid and recognized $14.5 million merger expense in connection to the vesting of the LTI Plan shares.

Performance Share Grants
The Company generally awarded performance share grants annually under the LTI Plan.  These were granted to key employees and vested at the end of three years.  The number of shares awarded and the amount of expense recorded depended on Puget Energy’s performance as compared to other companies and service quality indices for customer service.  Compensation expense related to performance share grants was $9.6 million, $3.7 million and $7.9 million for 2009, 2008 and 2007, respectively.  The weighted-average fair value per performance share granted for the years ended 2008 and 2007 was $26.72 and $24.75, respectively.
Performance shares activity for the periods ended February 5, 2009 and December 31, 2008 was as follows:

Predecessor	Number of Shares	Weighted-Average Fair Value Per Share
Performance Shares Outstanding at December 31, 2007:	285,119	$23.60
Granted	111,208	26.72
Vested	(141,406)	22.52
Forfeited	(10,531)	23.56
Total at December 31, 2008:	244,390	$25.65
Granted	--	--
Vested	(244,390)	25.65
Forfeited	--	--
Performance Shares Outstanding at February 5, 2009:	--	--

Plan participants meeting the Company’s stock ownership guidelines could elect to be paid up to 50.0% of the share award in cash.  The portion of the performance share grants that could be paid in cash was classified and accounted for as a liability.  As a result, the compensation expense of these liability awards was recognized over the performance period based on the fair value (i.e. cash value) of the award, and was periodically updated based on expected ultimate cash payout.  Compensation cost recognized during the performance period for the liability portion of the performance grants was based on the closing price of the Company’s common stock on the date of measurement and the number of months of service rendered during the period.  The equity portion was valued at the closing price of the Company’s common stock on the grant date.  In connection with the completion of the merger in 2009, all shares vested and the Company paid and recognized $9.6 million recorded in merger and related costs.

Stock Options
In 2002, Puget Energy’s Board of Directors granted 40,000 stock options under the LTI Plan and an additional 260,000 options outside the LTI Plan (for a total of 300,000 non-qualified stock options) to the President and Chief Executive Officer.  These options could be exercised at the grant date market price of $22.51 per share and vested annually over four and five years.  The fair value of the stock option award was estimated at $3.33 per share on the date of grant using the Black-Scholes option valuation model.  The options were cancelled at the time of the merger and $2.3 million was paid in cash to the President and Chief Executive Officer based on the terms of the merger agreement.

Restricted Stock
Restricted stock activity for the twelve months ended December 31, 2009 and 2008 was as follows:
Predecessor	Number of Shares	Weighted-Average Fair Value Per Share
Restricted Stock Outstanding at December 31, 2007:	260,382	$22.98
Granted	91,115	26.72
Vested	(117,439)	22.99
Forfeited	(6,415)	23.21
Restricted Stock Outstanding at December 31, 2008:	227,643	$24.64
Granted	--	--
Vested	(227,643)	24.64
Forfeited	--	--
Restricted Stock Outstanding at February 5, 2009:	--	$--

Compensation expense related to the restricted shares was $2.2 million and $2.4 million for 2009 and 2008, respectively.

Retirement Equivalent Stock
The Company has a retirement equivalent stock agreement under which in lieu of participating in the Company’s executive supplemental retirement plan, the President and Chief Executive Officer was granted performance-based stock equivalents in January of each year, which were deferred under the Company’s deferred compensation plan.  Retirement equivalent stock activity was as follows:
	Number of Shares	Weighted -Average Fair Value Per Share
Retirement Equivalent Stock Awarded:
2007	9,476	$25.36
2008	7,574	27.43

All shares vested in May 2008.  Compensation expense related to the retirement equivalent stock agreement was $0.3 million and $0.1 million in 2008 and 2007, respectively.  All equivalent stock units vested prior to the merger.

Non-Employee Director Stock Plan
Prior to February 6, 2009, when it was terminated, the Company had a director stock plan for all non-employee directors of Puget Energy and PSE.  An amended and restated plan was approved by shareholders in 2005.  Under the plan, which had a term through December 31, 2015, non-employee directors received a portion of their quarterly retainer fees in Puget Energy stock except that 100.0% of quarterly retainers were paid in Puget Energy stock until the director held a number of shares equal in value to two years of their retainer fees.  Directors could choose to continue to receive their entire retainer in Puget Energy stock.  The compensation expense related to the director stock plan was $0.4 million and $0.7 million in 2009 and 2008, respectively.  As of December 31, 2008, the number of shares that had been purchased for the director stock plan was 62,362 and deferred was 121,253, for a total of 183,615 shares.  The director stock plan was terminated on February 6, 2009 by action of the Board of Directors upon completion of the merger and director payments were paid in cash.

NOTE 19.  Colstrip Matters

In May 2003, approximately 50 plaintiffs initiated an action against the owners of Colstrip alleging that: (1) seepage from two different wastewater pond areas caused groundwater contamination and threatened to contaminate domestic water wells and the Colstrip water supply pond; and (2) seepage from the Colstrip water supply pond caused structural damage to buildings and toxic mold.  The defendants reached agreement on a global settlement with all plaintiffs on April 29, 2008 and PSE paid its share of the settlement in the amount of $10.7 million, net of insurance proceeds, in July 2008.  PSE had previously expensed the settlement in the first quarter 2008.  PSE has also filed an accounting petition with the Washington Commission to recover such costs over five years in its current electric rate proceeding.  This matter is included in PSE’s pending general rate case and an order is expected in April 2010.
On March 29, 2007, a second complaint related to pond seepage was filed on behalf of two ranch owners alleging damage due to the Colstrip Units 3 & 4 effluent holding pond.  Discovery is ongoing and trial is scheduled to begin on May 16, 2011.
The federal Clean Air Mercury Rule, enacted by the Environmental Protection Agency (EPA) in May 2005, was vacated by the D.C. Circuit Court in February 2008.  Final resolution of this matter is still pending.  However, the Montana Board of Environmental Review approved a Montana mercury control rule to limit mercury emissions from coal-fired plants on October 16, 2006 (with a limit of 0.9 lbs/Trillion British thermal units (TBtu) for plants burning coal like that used at Colstrip) which remains in effect.  In 2008 the Colstrip owners, based on testing performed in 2006, 2007 and 2008, ordered mercury control equipment intended to achieve the new limit.  The equipment has been fully installed and is in regular operation.  The Colstrip mercury control equipment is operating at a level that meets the current Montana limit, which is based on a rolling 12 month average so compliance cannot be fully confirmed until January 1, 2011.  Optimization of the feed rates of calcium bromide and activated carbon is underway.  Depending on actual long-term performance, an evaluation will be conducted to determine whether additional controls, if any, are necessary.
On June 15, 2005, EPA issued the Clean Air Visibility rule to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide, particulate matter and nitrogen oxide controls for large units.
In February 2007, Colstrip was notified by EPA that Colstrip Units 1 & 2 were determined to be subject to the EPA’s BART requirements.  PSE submitted a BART engineering analysis for Colstrip Units 1 & 2 in August 2007 and responded to an EPA request for additional analyses with an addendum in June 2008.   PSE cannot yet determine the outcome.
A lawsuit was filed in February 2009 against the Colstrip operator related to a fatality that occurred at the plant in June 2008.  Discovery ends April 1, 2010 and trial is scheduled for July 12, 2010.  PSE’s level of exposure in this matter is currently unknown.

NOTE 20.  Income Taxes

The details of income taxes on continuing operations are as follows:

	Successor	Predecessor
Puget Energy (Dollars in Thousands) For Years Ended December 31	February 6, 2009 – December 31, 2009	January 1, 2009 – February 5, 2009	2008	2007
Charged to operating expenses:
Current:
Federal	$(161,087)	$10,185	$(16,625)	$3,238
State	(988)	87	(85)	(189)
Deferred - federal	244,116	(1,275)	76,616	69,533
Total income taxes from continuing operations	$82,041	$8,997	$59,906	$72,582

Puget Sound Energy (Dollars in Thousands) For Years Ended December 31	2009	2008	2007
Charged to operating expenses:
Current:
Federal	$(126,156)	$(13,103)	$5,555
State	(901)	(85)	(189)
Deferred - federal	194,701	74,070	68,815
Total income taxes from continuing operations	$67,644	$60,882	$74,181

The following reconciliation compares pre-tax book income at the federal statutory rate of 35.0% to the actual income tax expense in the Statements of Income:

	Successor	Predecessor
Puget Energy (Dollars in Thousands) For Years Ended December 31	February 6, 2009 – December 31, 2009	January 1, 2009 – February 5, 2009	2008	2007
Income taxes at the statutory rate	$89,620	$7,613	$75,069	$89,966
Increase (decrease):
Production tax credit	(13,871)	(5,870)	(23,112)	(20,154)
AFUDC excluded from taxable income	(5,326)	(1,771)	(4,670)	(5,055)
Capitalized interest	5,028	914	3,653	3,649
Utility plant differences	4,323	1,472	5,882	6,032
Tenaska gas contract	3,049	1,429	3,198	2,057
Transaction costs	201	5,544	2,266	--
Other - net	(983)	(334)	(2,380)	(3,913)
Total income taxes	$82,041	$8,997	$59,906	$72,582
Effective tax rate	32.0%	41.4%	27.9%	28.2%

Puget Sound Energy (Dollars in Thousands) For Years Ended December 31	2009	2008	2007
Income taxes at the statutory rate	$79,414	$78,266	$92,858
Increase (decrease):
Production tax credit	(19,741)	(23,112)	(20,154)
AFUDC excluded from taxable income	(7,097)	(4,670)	(5,055)
Capitalized interest	5,942	3,653	3,649
Utility plant differences	5,795	5,882	6,032
Tenaska gas contract	4,478	3,198	2,057
Other - net	(1,147)	(2,335)	(5,206)
Total income taxes	$67,644	$60,882	$74,181
Effective tax rate	29.8%	27.2%	28.0%

The Company’s deferred tax liability at December 31, 2009 and 2008 is composed of amounts related to the following types of temporary differences:

Puget Energy (Dollars in Thousands) At December 31	Successor 2009	Predecessor 2008
Utility plant and equipment	$930,946	$746,486
Regulatory asset for income taxes	89,303	95,417
Fair value of debt instruments	86,047	--
Pensions and other compensation	42,395	(62,837)
Storm damage	37,002	42,037
Other deferred tax liabilities	85,797	47,963
Subtotal deferred tax liabilities	1,271,490	869,066
Fair value of derivative instruments	(75,964)	(69,259)
Production tax credit	(45,730)	(25,990)
Other deferred tax assets	(42,106)	(33,490)
Subtotal deferred tax assets	(163,800)	(128,739)
Total	$1,107,690	$740,327

Puget Sound Energy (Dollars In Thousands) At December 31	2009	2008
Utility plant and equipment	$930,946	$746,486
Regulatory asset for income taxes	89,303	95,417
Storm damage	37,002	42,037
Other deferred tax liabilities	77,917	48,637
Subtotal deferred tax liabilities	1,135,168	932,577
Fair value of derivative instruments	(53,271)	(69,259)
Production tax credit	(45,730)	(25,990)
Pensions and other compensation	(35,290)	(62,837)
Other deferred tax assets	(43,082)	(33,490)
Subtotal deferred tax assets	(177,373)	(191,576)
Total	$957,795	$741,001

The above amounts have been classified in the Balance Sheets as follows:

Puget Energy (Dollars in Thousands) At December 31	Successor 2009	Predecessor 2008
Current deferred taxes	$(39,977)	$(75,135)
Non-current deferred taxes	1,147,667	815,462
Total	$1,107,690	$740,327

Puget Sound Energy (Dollars in Thousands) At December 31	2009	2008
Current deferred taxes	$(38,781)	$(75,135)
Non-current deferred taxes	996,576	816,136
Total	$957,795	$741,001

The Company calculates its deferred tax assets and liabilities under ASC 740.  ASC 740 requires recording deferred tax balances, at the currently enacted tax rate, on assets and liabilities that are reported differently for income tax purposes than for financial reporting purposes.  The utilization of deferred tax assets requires sufficient taxable income in the future years.  ASC 740 requires a valuation allowance on deferred tax assets when it is more likely than not that the deferred tax asset will not be realized.  The Company’s production tax credit carryforwards expire from 2026 through 2029.
For ratemaking purposes, deferred taxes are not provided for certain temporary differences.  PSE has established a regulatory asset for income taxes recoverable through future rates related to those temporary differences for which no deferred taxes have been provided, based on prior and expected future ratemaking treatment.
The Company accounts for uncertain tax position under ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements.  ASC 740 requires the use of a two-step approach for recognizing and measuring tax positions taken or expected to be taken in a tax return.  First, a tax position should only be recognized when it is more likely than not, based on technical merits, that the position will be sustained upon examination by the taxing authority.  Second, a tax position that meets the recognition threshold should be measured at the largest amount that has a greater than 50.0% likelihood of being sustained.
As of December 31, 2009 and 2008, the Company had no material unrecognized tax benefits.  As a result, no interest or penalties were accrued for unrecognized tax benefits during the year.
For ASC 740 purposes, the Company has open tax years from 2006 through 2009.  The Company classifies interest as interest expense and penalties as other expense in the financial statements.

NOTE 21.  Litigation

California Regulatory Asset
PSE has held a receivable relating to unpaid bills for power sold into the markets maintained by the CAISO.  At December 31, 2009, the net receivable for such sales was $21.2 million, which was reclassified to a regulatory asset.  The collectability is subject to the outcome of the Washington Commission ruling on the accounting petition.  On October 7, 2009, PSE filed an amended accounting petition requesting that the Washington Commission authorize PSE to defer the net revenues from the sale of renewable energy credits (RECs) and carbon financial instruments (collectively, REC Proceeds) and use the revenues to: (1) provide funding for low income energy efficiency and renewable energy services, (2) credit a portion of the REC Proceeds to the California Receivable and (3) provide a credit to customers by offsetting the REC Proceeds against a regulatory asset.  The accounting petition is an amended petition to the accounting petition originally filed in April 2007 that requested deferred accounting treatment for renewable energy credits.  The petition is scheduled for hearing in March 2010 and a Washington Commission order is anticipated in the first half of 2010.

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
PSE Settlement of California Matters.  On May 8, 2009, PSE and certain California parties filed a proposed settlement with FERC, seeking FERC’s approval to resolve all the matters and disputes pending between PSE and California parties relating to the western energy crisis.  On July 1, 2009, FERC approved that settlement.
Under the settlement, PSE releases all claims to amounts held in, or presumed payable into, certain escrow accounts.  In particular, the California Power Exchange and Pacific Gas & Electric delivered $59.9 million, plus up to $36.8 million in interest, from escrows they maintain to the California parties.  The release of those funds fully satisfies all claims by the California parties against PSE, and the California parties assume the risk of any shortfalls or adjustments that occur in those accounts.
The settlement resolves all claims by the California parties against PSE in all proceedings and resolves all claims by PSE against California energy purchasers in all proceedings, except that PSE retains any claims or defenses that pertain to the Pacific Northwest Refund Proceedings at FERC.
In addition to the FERC approval obtained on July 1, 2009, PSE’s settlement with the California parties was expressly conditioned upon two other actions: (1) the California Energy Commission’s  approval as qualifying facilities under California renewable energy rules of PSE’s Wild Horse and Hopkins Ridge wind farms; and (2) the approval by the California Public Utility Commission  of a renewable power agreement between PSE and Southern California Edison (SCE), under which PSE will sell qualifying renewable power to SCE in 2009 and 2010.  PSE entered into the SCE contract in January 2009, and all required approvals for that contract were obtained by June 18, 2009.
Use of the proceeds from the renewable power transaction, for ratemaking and accounting purposes, will be determined by the Washington Commission.  PSE anticipates recovery of the net California receivable through this proceeding.
The settlement means that PSE’s exposure to western energy crisis claims is now limited to the Pacific Northwest Refund Proceeding, described previously and updated below.
Pacific Northwest Refund Proceeding. In October 2000, PSE filed a complaint at FERC (Docket No. EL01-10) against “all jurisdictional sellers” in the Pacific Northwest seeking prospective price caps consistent with any result FERC ordered for the California markets.  In April 2009, the Ninth Circuit rejected the requests for rehearing filed in this matter and remanded the proceeding to FERC.  FERC is now considering what response to take to the Court remand order, as petitions for review by the Supreme Court were denied on January 11, 2010.  PSE intends to vigorously defend its position but is unable to predict the outcome of this matter.

Proceedings Related to Bonneville Power Administration
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
In September 2008, BPA issued its record of decision in its reopened WP-07 rate proceeding to respond to the various Ninth Circuit opinions.  In this record of decision, BPA adjusted its fiscal year 2009 rates, determined the amounts of REP benefits it considered to have been improperly paid after fiscal year 2001 to PSE and the other regional investor-owned utilities, and determined that such amounts are to be recovered through reductions in REP benefit payments to be made over a number of years.  The amount determined by BPA to be recovered through reductions commencing October 2007 in REP payments for PSE’s residential and small farm customers was approximately $207.2 million plus interest on unrecovered amounts to the extent that PSE receives any REP benefits for its customers in the future.  However, these BPA determinations are subject to subsequent administrative and judicial review, which may alter or reverse such determinations.  PSE and others, including a number of preference agency and investor-owned utility customers of BPA, in December 2008 filed petitions for review in the Ninth Circuit of various of these BPA determinations.
In September 2008, BPA and PSE signed a short-term Residential Purchase and Sale Agreement (RPSA) under which BPA is to pay REP benefits to PSE for fiscal years ending September 30, 2009–2011.  In December 2008, BPA and PSE signed another, long-term RPSA under which BPA is to pay REP benefits to PSE for the period October 2011 through September 2028.  PSE and other customers of BPA in December 2008 filed petitions for review in the Ninth Circuit of the short-term and long-term RPSAs signed by PSE (and similar RPSAs signed by other investor-owned utility customers of BPA) and BPA’s record of decision regarding such RPSAs.  Generally, REP benefit payments under a RPSA are based on the amount, if any, by which a utility's average system cost exceeds BPA’s Priority Firm (PF) Exchange rate for such utility.  The average system cost for a utility is determined using an average system cost methodology adopted by BPA.  The average system cost methodology adopted by BPA and the average system cost determinations, REP overpayment determinations, and the PF Exchange rate determinations by BPA are all subject to FERC review or judicial review or both and are subject to adjustment, which may affect the amount of REP benefits paid or to be paid by BPA to PSE.  As discussed above, BPA has determined to reduce such payments based on its determination of REP benefit overpayments after fiscal year 2001.
It is not clear what impact, if any, such development or review of such BPA rates, average system cost, average system cost methodology, and BPA determination of REP overpayments, review of such agreements, and the above described Ninth Circuit litigation may ultimately have on PSE.

NOTE 22. Variable Interest Entities

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
ASC 810 requires that if a business entity has a controlling financial interest in a VIE, the financial statements must be included in the consolidated financial statements of the business entity.  A primary beneficiary of a VIE is the variable interest holder (e.g. a contractual counterparty or capital provider), who is deemed to have the controlling financial interest(s) and is considered to be exposed to the majority of the risks and rewards associated with the VIE and therefore must consolidate it.  The Company enters into a variety of contracts for energy with other counterparties and evaluates all contracts for variable interests.  The Company’s variable interests primarily arise through power purchase agreements where it is required to buy all or a majority of generation from a plant at rates set forth in a power purchase agreement.
The Company evaluates potential variable interest relationships based on significance.  If the Company did not participate significantly in the design or redesign of an entity and the variable interest is not potentially significant to the consolidated financial statements, no further evaluation is performed.  In addition, purchase power contracts with governmental organizations are outside the scope of ASC 810.  When it determines a significant variable interest may exist with another party, the Company requests information necessary to determine if it is the primary beneficiary.
PSE evaluated its power purchase agreements and determined that two power purchase agreements may be considered significant variable interest.  As a result, PSE submitted requests for information to the relevant entities; however, they have refused to submit the necessary information for PSE to determine whether it is the primary beneficiary. PSE will continue to submit requests for information to the counterparties annually to determine if ASC 810 is applicable.  The Company’s purchased electricity expense for the years ended December 31, 2009, 2008 and 2007 with the two potential VIE entities was $181.2 million, $196.3 million, and $216.5 million, respectively.  The power purchase agreements mentioned as potential VIEs for both Puget Energy & PSE are set to expire in December 2011.
The following tables present the Company’s potential VIE relationships, irrespective of significance, related to power purchase agreements as of December 31, 2009 and 2008:

(Dollars in Thousands) Year Ended December 31, 2009
Nature of Variable Interest	Longest Contract Tenor	Number of Counterparties	Aggregate Carrying Value Asset/(Liability) 2	Level of Activity - 2009 Expenses
Electric- Combustion Turbine Co-generation plant 1	2011	2	$(15,779)	$181,240
Electric- Hydro	2037	7	(789)	10,391
Total		9	$(16,568)	$191,631
_____________
1	Variable interests may be significant.
2	Carrying values are classified on the balance sheet in accounts payable and expenses are classified on the statements of income in purchased electricity.

(Dollars in Thousands) Year Ended December 31, 2008
Nature of Variable Interest	Longest Contract Tenor	Number of Counterparties	Aggregate Carrying Value Asset/(Liability) 2	Level of Activity – 2008 Expenses 2
Electric- Combustion Turbine Co-generation plant 1	2011	2	$(17,096)	$196,757
Electric- Hydro	2037	8	(922)	12,419
Total		10	$(18,018)	$209,176
_____________
1	Variable interests may be significant.
2	Carrying values are classified on the balance sheet in accounts payable and expenses are classified on the statements of income in purchased electricity.

NOTE 23.  Commitments and Contingencies

For the year ended December 31, 2009, approximately 20.7% of the Company’s energy output was obtained at an average cost of approximately $0.018 per kWh through long-term contracts with three of the Washington Public Utility Districts (PUDs) that own hydroelectric projects on the Columbia River.  The purchase of power from the Columbia River projects is on a pro rata share basis under which the Company pays a proportionate share of the annual debt service, operating and maintenance costs and other expenses associated with each project in proportion to the contractual shares that PSE obtains from that project.  In these instances, PSE’s payments are not contingent upon the projects being operable; therefore, PSE is required to make the payments even if power is not delivered.  These projects are financed through substantially level debt service payments and their annual costs should not vary significantly over the term of the contracts unless additional financing is required to meet the costs of major maintenance, repairs or replacements, or license requirements.  The Company’s share of the costs and the output of the projects is subject to reduction due to various withdrawal rights of the PUDs and others over the lives of the contracts.
The following table summarizes the Company’s estimated payment obligations for power purchases from the Columbia River projects, contracts with other utilities and contracts under non-utility generators under the Public Utility Regulatory Policies Act.  These contracts have varying terms and may include escalation and termination provisions.

(Dollars in Thousands)	2010	2011	2012	2013	2014	2015 & There- after	Total
Columbia River projects	$86,864	$105,772	$67,749	$66,866	$68,126	$1,035,624	$1,431,001
Other utilities	178,555	138,664	128,860	68,623	49,601	343,583	907,886
Non-utility generators	169,092	171,502	--	--	--	--	340,594
Total	$434,511	$415,938	$196,609	$135,489	$117,727	$1,379,207	$2,679,481

Total purchased power contracts provided the Company with approximately 8.3 million, 8.7 million and 9.4 million megawatt hours (MWh) of firm energy at a cost of approximately $363.3 million, $384.0 million and $390.6 million for the years 2009, 2008 and 2007, respectively.
As part of its electric operations and in connection with the 1997 restructuring of the Tenaska Power Purchase Agreement, PSE is obligated to deliver to Tenaska up to 50,000 MMBtu (one million British thermal units, equal to one Dth) per day of natural gas for operation of Tenaska’s natural gas-fired cogeneration facility. This obligation continues for the remaining term of the agreement, through December 31, 2011, provided that no deliveries are required during the month of May. The price paid by Tenaska for this natural gas is reflective of the daily price of natural gas at the United States/Canada border near Sumas, Washington.
The Company has natural gas-fired generation facility obligations for natural gas supply amounting to an estimated $96.8 million in 2010.  Two longer term agreements for natural gas supply amount to an estimated $131.2 million for 2011 through 2029.
PSE enters into short-term energy supply contracts to meet its core customer needs.  These contracts are generally classified as NPNS or in some cases recorded at fair value in accordance with ASC 815.  Commitments under these contracts are $128.1 million, $77.7 million and $19.6 million in 2010, 2011 and 2012, respectively.

Natural Gas Supply
The Company has also entered into various firm supply, transportation and storage service contracts in order to ensure adequate availability of natural gas supply for its firm customers.  Many of these contracts, which have remaining terms from less than one year to 35 years, provide that the Company must pay a fixed demand charge each month, regardless of actual usage.  The Company contracts for all of its long-term natural gas supply on a firm basis, which means the Company has a 100% daily take obligation and the supplier has a 100% daily delivery obligation.  The Company incurred demand charges in 2009 for firm natural gas supply, firm transportation service and firm storage and peaking service of $1.0 million, $117.0 million and $8.0 million, respectively.  The Company incurred demand charges in 2009 for firm transportation service for the natural gas supply for its combustion turbines in the amount of $17.0 million, which is included in the total Company demand charges.
The following table summarizes the Company’s obligations for future demand charges through the primary terms of its existing contracts.  The quantified obligations are based on current contract prices and FERC authorized rates, which are subject to change.

Demand Charge Obligations (Dollars in Thousands)	2010	2011	2012	2013	2014	2015 & There- after	Total
Firm transportation service	$131,652	$125,988	$116,715	$111,007	$86,783	$246,769	$818,914
Firm storage service	9,241	8,949	7,567	2,997	1,507	8,584	38,845
Firm natural gas supply	553	--	--	--	--	--	553
Total	$141,446	$134,937	$124,282	$114,004	$88,290	$255,353	$858,312

Service Contracts
The following table summarizes the Company’s estimated obligations for service contracts through the terms of its existing contracts.

Service Contract Obligations (Dollars in Thousands)	2010	2011	2012	2013	2014	2015 & There- after	Total
Automated meter reading system	$35,189	$35,261	$36,166	$37,234	$38,344	$49,678	$231,872
Energy production service contracts 1	14,465	12,254	5,760	14,099	14,990	96,428	157,996
Information technology service contracts	23,845	24,141	22,215	14,016	--	--	84,217
Total	$73,499	$71,656	$64,141	$65,349	$53,334	$146,106	$474,085
_______________
1	Energy production service contracts include operations and maintenance contracts on Mint Farm, Wild Horse, Goldendale, Hopkins Ridge and Sumas facilities.

Surety Bond
The Company has a self-insurance surety bond in the amount of $5.6 million, which expires on July 1, 2010 and is renewed annually, guaranteeing compliance with the Industrial Insurance Act (workers’ compensation) and nine self-insurer’s pension bonds totaling $1.4 million.

Environmental Remediation
The Company is subject to environmental laws and regulations by federal, state and local authorities and has been required to undertake certain environmental investigative and remedial efforts as a result of these laws and regulations.  The Company has also been named by EPA, the Washington State Department of Ecology and/or other third parties as potentially responsible at several contaminated sites and manufactured gas plant sites.  PSE has implemented an ongoing program to test, replace and remediate certain underground storage tanks (UST) as required by federal and state laws.  The UST replacement component of this effort is finished, but PSE continues its work remediating and/or monitoring relevant sites.  During 1992, the Washington Commission issued orders regarding the treatment of costs incurred by the Company for certain sites under its environmental remediation program.  The orders authorize the Company to accumulate and defer prudently incurred cleanup costs paid to third parties for recovery in rates established in future rate proceedings, subject to Washington Commission review.  The Washington Commission consolidated the gas and electric methodological approaches to remediation and deferred accounting in an order issued October 8, 2008.  The Company reviews its estimated future obligations and adjusts loss reserves quarterly as management believes necessary per the guidance of ASC 450, “Contingencies.”  Management’s estimates include an assessment of the impact of the potential outcomes of disputes with certain property owners and other potentially responsible parties.  The Company believes a significant portion of its past and future environmental remediation costs are recoverable from insurance companies, from third parties or from customers under a Washington Commission order.  At December 31, 2009, the Company had $5.9 million and $53.1 million in deferred electric and natural gas environmental costs, respectively.

NOTE 24.  Related Party Transactions

On June 1, 2006, PSE entered into a revolving credit facility with its parent, Puget Energy, in the form of a Demand Promissory Note (Note).  Through the Note, PSE may borrow up to $30.0 million from Puget Energy, subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lowest of the weighted-average interest rate of: (a) PSE’s outstanding commercial paper interest rate; (b) PSE’s senior unsecured revolving credit facility; or (c) the interest rate available under the receivable securitization facility of PSE Funding, a PSE subsidiary, which is one-month LIBOR plus 0.25%.  At December 31, 2009 and December 31, 2008, the outstanding balance of the Note was $22.9 million and $26.1 million, respectively, and the interest rate was 1.2% and 1.7%, respectively.  The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE’s financial statements.  The $30.0 million credit facility with Puget Energy was unaffected by the merger.
Effective with the close of the merger on February 6, 2009, Puget Energy has a $1.225 billion five-year term loan and a $1.0 billion credit facility for funding capital expenditures.  These facilities mature in 2014, contain similar terms and conditions and are syndicated among numerous committed banks and other financial institutions.  One of these banks is Macquarie Bank Limited, which has a commitment of $25.2 million to the term loan and a $20.6 million commitment to the capital expenditure credit facility.  As of December 31, 2009, the term loan was fully drawn at $1.225 billion and $258.0 million was outstanding under the $1.0 billion credit facility.  On February 6, 2009, Puget Energy entered into several interest rate swap instruments to hedge volatility associated with these two loans.  Two of the swap instruments were entered into with Macquarie Bank Limited with a total notional amount of $444.9 million.

NOTE 25.  Other

The Washington Commission issued an order on May 13, 2004 determining that PSE did not prudently manage natural gas costs for the Tenaska Power Fund, L.P. (Tenaska) electric generating plant and ordered PSE to adjust its PCA deferral account to reflect a disallowance of accumulated costs under the PCA mechanism for these excess costs.  The increase in purchased electricity expense resulting from the disallowance totaled $1.0 million, $6.4 million and $7.8 million in 2009, 2008 and 2007, respectively.  The order also established guidelines and a benchmark to determine PSE’s recovery on the Tenaska regulatory asset starting with the PCA 3 period (July 1, 2004) through the expiration of the Tenaska contract in the year 2011.  The benchmark is defined as the original cost of the Tenaska contract adjusted to reflect the 1.2% disallowance from a 1994 Prudence Order.
In December 2003, PSE notified FERC that it rejected the 1997 license for the White River project because the 1997 license contained terms and conditions that rendered ongoing operations of the project uneconomical relative to alternative resources.  As a result, generation of electricity ceased at the White River project on January 15, 2004.  PSE sought recovery of the relicensing, other construction work in progress and dam operations and safety costs in its general rate filing of April 2004 over a 10-year amortization period.  On February 18, 2005, the Washington Commission agreed to allow PSE to recover the White River net utility plant costs noted above.  However, amortization of the FERC licensing and other costs will not begin until all costs and any sales proceeds are known. At December 31, 2009, the White River project net book value totaled $34.7 million, which included $10.3 million of net utility plant, $15.3 million of capitalized FERC licensing costs, $5.8 million of costs related to construction work in progress and $3.3 million related to dam operation and safety.  The net utility plant amount and the dam operation and safety amount include $ 25.0 million proceeds received on December 21, 2009 from the sale of portions of the White River project and $ 9.6 million related reimbursement costs from the purchaser.  This transaction was approved by the Washington Commission which allows PSE to apply the proceeds from the sale and disposition of assets as salvage against unamortized White River regulatory asset account balances.

NOTE 26.  Segment Information

Puget Energy operates in one business segment referred to as the regulated utility segment.  The regulated utility segment includes the account receivables securitization program which was terminated during the merger.  Puget Energy’s regulated utility operation generates, purchases and sells electricity and purchases, transports and sells natural gas.  The service territory of PSE covers approximately 6,000 square miles in the state of Washington.
Non-utility business segment includes two PSE subsidiaries, and Puget Energy, is described as Other.  The PSE subsidiaries are a real estate investment and development company and a holding company for a small non-utility wholesale generator.  Reconciling items between segments are not significant.
Effective February 6, 2009, all merger related fair value adjustments were retained in Puget Energy.  Accordingly, only the financial statements of Puget Energy were adjusted to reflect the purchase accounting.  Prior to the merger, the business segment financial statements for Puget Energy and PSE were the same.

	Successor February 6, 2009 - December 31, 2009		Predecessor January 1, 2009 - February 5, 2009
Puget Energy (Dollars in Thousands) 2009	Regulated Utility	Other	Regulated Utility	Other
Revenues	$2,921,550	$3,598	$403,713	$--
Depreciation and amortization	305,904	39	26,742	--
Income tax	113,241	(31,200)	10,537	(1,540)
Operating income	477,082	(2,219)	55,830	(20,420)
Interest charges, net of AFUDC	176,858	79,953	16,966	(25)
Net income	229,973	(55,958)	31,611	(18,855)
Total assets	10,117,563	1,782,577	8,507,548	87,288
Construction expenditures - excluding equity AFUDC	726,157	--	49,531	--

Puget Sound Energy (Dollars in Thousands) 2009	Regulated Utility	Other
Revenues	$3,325,263	$3,238
Depreciation and amortization	332,646	206
Income tax	69,890	(2,246)
Operating income	387,652	(4,517)
Interest charges, net of AFUDC	202,527	--
Net income	161,508	(2,256)
Total assets	8,765,189	51,382
Construction expenditures - excluding equity AFUDC	775,688	--

Puget Sound Energy and Puget Energy (Dollars in Thousands) 2008	Regulated Utility	Other	Puget Energy Total
Revenues	$3,351,108	$6,665	$3,357,773
Depreciation and amortization	311,920	208	312,128
Income tax	59,071	835	59,906
Operating income	386,912	(4,164)	382,748
Interest charges, net of AFUDC	193,978	(6)	193,972
Net income	159,373	(4,444)	154,929
Total assets	8,347,974	86,128	8,434,102
Construction expenditures - excluding equity AFUDC	846,001	--	846,001

Puget Sound Energy and Puget Energy (Dollars in Thousands) 2007	Regulated Utility	Other	Puget Energy Total
Revenues	$3,207,061	$13,086	$3,220,147
Depreciation and amortization	279,014	208	279,222
Income tax	70,794	1,788	72,582
Operating income	439,433	1,601	441,034
Interest charges, net of AFUDC	205,209	--	205,209
Net income from continuing operations	184,049	627	184,676
Total assets	7,513,884	84,852	7,598,736
Construction expenditures - excluding equity AFUDC	737,258	--	737,258

SUPPLEMENTAL QUARTERLY FINANCIAL DATA

The following unaudited amounts, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods.  Quarterly amounts vary during the year due to the seasonal nature of the utility business.

Puget Energy
(Unaudited; Dollars in Thousands)
2009 Quarter	First		Second	Third	Fourth
	Successor February 6, 2009 - March 31, 2009	Predecessor January 1, 2009 - February 5, 2009
Operating revenues	$703,842	$403,713	$686,637	$592,626	$942,043
Operating income	116,646	35,410	117,625	101,632	138,960
Net income	52,060	12,756	43,570	24,507	53,878

(Unaudited; Dollars in Thousands)
2008 Quarter	First	Second	Third	Fourth
Operating revenues	$1,050,932	$712,404	$606,162	$988,275
Operating income	157,868	86,470	33,474	104,936
Net income (loss)	79,813	33,654	(8,225)	49,687

Puget Sound Energy
(Unaudited; Dollars in Thousands)
2009 Quarter	First	Second	Third	Fourth
Operating revenues	$1,107,555	$686,280	$592,626	$942,040
Operating income	161,894	94,887	56,015	70,339
Net income	84,977	43,777	7,842	22,656

(Unaudited; Dollars in Thousands)
2008 Quarter	First	Second	Third	Fourth
Operating revenues	$1,050,932	$712,404	$606,162	$988,275
Operating income	159,586	92,148	34,770	105,882
Net income (loss)	80,904	39,110	(7,276)	49,998

SCHEDULE I
Condensed Financial Information of Puget Energy

Puget Energy Condensed Statements of
INCOME

(Dollars in Thousands)	Successor February 6, 2009 - December 31, 2009	Predecessor January 1, 2009 - February 5, 2009	2008	2007
Equity in earnings of subsidiary 1	$231,978	$31,611	$162,736	$191,127
Non-utility expense and other	(1,526)	(4)	(386)	(1,206)
Merger and related costs	(2,731)	(20,416)	(9,252)	(8,143)
Other income (deductions):
Charitable foundation contributions	(5,000)	--	--	--
Interest income	240	25	863	1,300
Interest expense	(80,193)	--	(8)	--
Income taxes	31,247	1,540	976	1,598
Net income from continuing operations	174,015	12,756	154,929	184,676
Equity in earnings of discontinued subsidiary	--	--	--	(212)
Net income	$174,015	$12,756	$154,929	$184,464
_______________
1	Equity earnings of subsidiary for successor include earnings from PSE of $127,641 and $104,337 related to purchase accounting adjustments recorded at Puget Energy for PSE.

See accompanying notes to the consolidated financial statements.

Puget Energy Condensed
BALANCE SHEETS
(Dollars in Thousands) At December 31	Successor 2009	Predecessor 2008
Assets:
Investment in subsidiaries 1	$3,147,625	$2,249,186
Other property and investments:
Goodwill	1,656,513	--
Current assets:
Cash	119	57
Receivables from affiliates 2	22,918	26,092
Income taxes	34,670	1,804
Prepaid expense and other	--	545
Deferred income taxes	9,395	--
Total current assets	67,102	28,498
Long-term assets:
Unrealized gain on derivative instruments	20,854	--
Deferred income taxes	1,261	674
Other	930	56
Total long-term assets	23,045	730
Total assets	$4,894,285	$2,278,414
Capitalization and liabilities:
Common equity	$3,423,468	$2,273,201
Long-term debt	1,438,519	--
Total capitalization	4,861,987	2,273,201
Current liabilities:
Accounts payable	48	5,213
Interest	5,406	--
Unrealized loss on derivative instruments	26,844	--
Total current liabilities	32,298	5,213
Total capitalization and liabilities	$4,894,285	$2,278,414
_______________
1	Investment in subsidiaries for successor include Puget Energy business combination accounting adjustments under ASC 805 that are recorded at Puget Energy.
2	Eliminated in consolidation.

See accompanying notes to the consolidated financial statements.

Puget Energy Condensed Statements of
CASH FLOWS
(Dollars in Thousands) For Years Ended December 31	Successor February 6, 2009 - December 31, 2009	Predecessor January 1, 2009 - February 5, 2009	2008	2007
Operating activities:
Net income	$174,015	$12,756	$154,929	$184,464
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes and tax credits - net	(7,886)	--	2,548	718
Equity in earnings of subsidiary 1	(231,978)	(31,611)	(162,736)	(191,127)
Other	3,153	(14)	(7,332)	(1,447)
Dividends received from subsidiaries	183,071	--	145,840	108,434
Accounts receivable	--	--	38	279
Income taxes	(21,951)	(1,539)	810	(2,101)
Accounts payable	(88,912)	--	1,946	(10)
Affiliated payables	--	20,015	--	563
Accrued interest	5,406	--	--	(531)
Net cash provided by (used in) operating activities	14,918	(393)	136,043	99,242
Investing activities:
Restricted cash	--	--	3,994	(181)
Investment in subsidiaries	(25,960)	--	--	(297,073)
(Increase) decrease in loan to subsidiaries	2,828	346	(10,287)	8,537
Net cash provided by (used in) investing activities	(23,132)	346	(6,293)	(288,717)
Financing activities:
Dividends paid	(121,178)	--	(129,677)	(108,434)
Common stock issued	--	--	--	300,544
Proceeds from debt issuance	50,211	--	--	--
Issue costs	(6,428)	--	(40)	(2,636)
Net cash provided by (used in) by financing activities	(77,395)	--	(129,717)	189,474
Increase (decrease) in cash	(85,609)	(47)	33	(1)
Cash at beginning of year	85,728	57	24	25
Cash at end of year	$119	$10	$57	$24
_______________
1	Equity earnings of subsidiary for successor include earnings from PSE of $127,641 and $104,337 related to purchase accounting adjustments recorded at Puget Energy for PSE.

See accompanying notes to the consolidated financial statements.

SCHEDULE II
Valuation and Qualifying Accounts and Reserves
Puget Energy (Dollars in Thousands)	Balance At Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance At End Of Period
Successor Period from February 6, 2009 to December 31, 2009
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$--	$25,378	$17,284	$8,094
Predecessor Period from January 1, 2009 to February 5, 2009
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$6,392	$1,285	$7,677	$--
Year Ended December 31, 2008
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$5,465	$13,126	$12,199	$6,392
Year Ended December 31, 2007
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$2,762	$13,019	$10,316	$5,465

Puget Sound Energy (Dollars in Thousands)	Balance At Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance At End Of Period
Year Ended December 31, 2009
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$6,392	$20,220	$18,518	$8,094
Year Ended December 31, 2008
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$5,465	$13,126	$12,199	$6,392
Year Ended December 31, 2007
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$2,762	$13,019	$10,316	$5,465

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Puget Energy’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of Puget Energy’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, Puget Energy’s management assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, Puget Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2009.
Puget Energy’s effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
PSE’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of PSE’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, Puget Sound Energy’s management assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, PSE’s management concluded that its internal control over financial reporting was effective as of December 31, 2009.
PSE’s effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.   OTHER INFORMATION

Effective February 25, 2010, Stephen P. Reynolds, the President and CEO of Puget Energy and PSE, waived rights to payments or other benefits under the employment agreement with Stephen P. Reynolds dated January 1, 2002, as amended by the First, Second and Third Amendments dated as of May 12, 2005, February 9, 2006 and February 8, 2008, respectively, as a result of a Change in Control (as defined in such employment agreement, as amended).

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors
Eleven directors currently constitute Puget Energy’s Board of Directors and twelve directors currently constitute PSE’s Board of Directors, as set forth below.  The directors are selected in accordance with the Amended and Restated Bylaws of each of Puget Energy and PSE, pursuant to which, the investor-owners of Puget Holdings (the indirect parent company of both Puget Energy and PSE) are entitled to select individuals to serve on the boards of Puget Energy and PSE.

William S. Ayer, age 55, is a director on the boards of both Puget Energy and PSE and has extensive experience as the Chief Executive Officer of a locally-based public company with sophisticated operational requirements.  Mr. Ayer has been a director of Puget Energy and PSE since 2005.  Mr. Ayer has been Chairman, President and Chief Executive Officer of Alaska Air Group (air transportation) since 2003.  He is also Chairman and Chief Executive Officer of Alaska Airlines, Inc. since 2008.  He served as Alaska Airlines’ Chairman, President and Chief Executive Officer from 2003 to 2008, Chief Executive Officer from 2002 to 2003, and President and Chief Operating Officer from 1997 to 2002.  Mr. Ayer also serves on the board of the Seattle Branch, Federal Reserve Bank of San Francisco.

Graeme Bevans, age 52, is a director on the boards of both Puget Energy and PSE.  Mr. Bevans is currently Vice President and Head of Infrastructure at CPP Investment Board, which position he has held since 2006.  Prior to joining CPP Investment Board, Mr. Bevans served as Senior Investment Manager - Infrastructure at Industry Funds Management in Melbourne, Australia from 2002 to 2006.  Mr. Bevans is currently a director on the board of Anglian Water Group, a United Kingdom water/waste-water company and Doowron PTY LTD, a private Australian company.  Mr. Beyans has been a director of Puget Energy and PSE since February 2009.

Andrew Chapman, age 54, is a director on the boards of both Puget Energy and PSE.  Mr. Chapman is currently a director on the Board of Duquesne Light Holdings, Inc. and Duquesne Light Company, which position he has held since February 1, 2010.  Mr. Chapman is currently a Managing Director in the Macquarie Capital Funds division of the Macquarie Group, which position he has held since 2006.  Prior to joining the Macquarie Group, Mr. Chapman was Vice President – Strategy & Regulation for American Water from 2005 to 2006 and Regional Managing Director from 2003 to 2004.  Mr. Chapman has been a director of Puget Energy and PSE since February 2009.

Alan James, age 56, is a director on the boards of both Puget Energy and PSE.  Mr. James is currently the Senior Managing Director of Macquarie Capital (USA) Inc., which position he has held since 2005.  Prior to that time, Mr. James was Managing Director and Head, Investment Banking Australia and New Zealand at Citigroup from 2002 to 2005.  Mr. James has been a director of Puget Energy and PSE since February 2009.

Alan Kadic, age 38, is a director on the boards of both Puget Energy and PSE.  Mr. Kadic is currently a Senior Principal in the Infrastructure Group of the Private Investments department at the Canada Pension Plan Investment Board, which position he has held since 2007.  Prior to joining CPP Investment Board, Mr. Kadic served as Vice President at Macquarie Bank Limited in Toronto, Canada from 2004 to 2007.  Mr. Kadic is currently a director on the board of Wales and West Utilities, a United Kingdom natural gas distribution company.  Mr. Kadic has been a director of Puget Energy and PSE since February 2009.

Christopher Leslie, age 45, is a director on the boards of both Puget Energy and PSE.  Mr. Leslie is currently the Executive Director in the Macquarie Capital Funds division of the Macquarie Group, which position he has held since 2005 and has also served as the Chief Executive Officer of Macquarie Infrastructure Partners I and II since 2006.  Mr. Leslie served as Executive Director of Macquarie Bank Limited from 2004 to 2005.  Mr. Leslie is currently a director on the boards of Duquesne Light Holdings, Inc. and Duquesne Light Company.  Mr. Leslie has been a director of Puget Energy and PSE since February 2009.

William McKenzie, age 53, is a director on the boards of both Puget Energy and PSE.  Mr. McKenzie has been Senior Vice President - Infrastructure and Timber Investments for Alberta Investment Management Corporation since December 2008.  He served as Head, Infrastructure and Timber Investments from 2005 to 2008 and Senior Portfolio Manager, Infrastructure and Timber Investments from 2005 to 2008.  Prior to that time, Mr. McKenzie was Managing Director for VectorWest Growth Capital in 2004.  Mr. McKenzie has been a director of Puget Energy and PSE since February 2009.

Stephen P. Reynolds, age 61, is a director on the boards of both Puget Energy and PSE, which positions he has held since 2002.  Mr. Reynolds has also been President and Chief Executive Officer since February 6, 2009.  Prior to the merger on February 6, 2009, Mr. Reynolds was Chairman, President and Chief Executive Officer of Puget Energy and PSE since May 2005, and was President and Chief Executive Officer from January 2002 to April 2005.  Mr. Reynolds also serves as a director of Intermec, Inc. and Green Diamond Resources Company.

Herbert B. Simon, age 65, is a director only on the board of PSE and has a deep involvement in commercial and community activities in the Company’s service territory.  Mr. Simon has served as a director of Puget Energy and PSE since March 2006.  Mr. Simon has been a member of Simon Johnson, L.L.C. (real estate and venture capital projects investment company located in Tacoma, Washington) and its predecessor company since 1985.  In addition, Mr. Simon serves as a Regent of the University of Washington.

Chris Trumpy, age 55, became a director on the boards of both Puget Energy and PSE on January 12, 2010.  Mr. Trumpy is currently the Chairman of the Pacific Carbon Trust, which position he has held since 2008.  He also served as Chairman of the British Columbia Investment Management Corporation (or bcIMC) from 2000 to 2008.

Lincoln Webb, age 38, was a director on the boards of both Puget Energy and PSE at December 31, 2009, which position he held since February 6, 2009.  Mr. Webb is currently the Vice President of the Private Placements group at bcIMC, which position he has held since 2005.  He also served as Portfolio Manager from 2004 to 2005.  Mr. Webb currently serves as a director on the Corix group of companies.  Mr. Webb departed the Board of Directors on January 12, 2010.

Mark Wiseman, age 39, is a director on the boards of both Puget Energy and PSE.  Mr. Wiseman is currently the Senior Vice President in the Private Investments department at the Canada Pension Plan (CPP) Investment Board, which position he has held since 2005.  Mr. Wiseman has served as a director of Puget Energy and PSE since October 16, 2009.

Mark Wong, age 37, is a director on the boards of both Puget Energy and PSE.  Mr. Wong is currently the Executive Director in the Macquarie Capital Funds division of the Macquarie Group, which position he has held since 2008 and serves as the Chief Financial Officer and Treasurer of Macquarie Infrastructure Partners I and II, which positions he has held since 2006.  Mr. Wong also served as Chief Executive Officer and Secretary of Macquarie Canadian Infrastructure Limited from 2004 to 2005.  Mr. Wong has been a director of Puget Energy and PSE since February 2009.

Executive Officers
The information required by this item with respect to Puget Energy and PSE is incorporated herein by reference to the material under “Executive Officers of the Registrants” in Part I of this report.

Audit Committee
The Puget Energy and PSE Boards of Directors have both established an Audit Committee.  Directors Andrew Chapman, Alan Kadic, William McKenzie and William S. Ayer are the members of the Audit Committee.  The Board has determined that Andrew Chapman meets the definition of “Audit Committee Financial Expert” under SEC rules.  Puget Energy and PSE currently do not have any outstanding stock listed on a national securities exchange and, therefore, there are no independence standards applicable to either company in connection with the independence of its Audit Committee members.

Changes to the Procedures by which Shareholders may recommend Nominees to the Board of Directors
Following the closing of the merger, members of the Boards of Directors of Puget Energy and PSE are nominated and elected in accordance with the provisions of their respective Amended and Restated Bylaws.

Code of Ethics
Puget Energy and PSE have adopted a Corporate Ethics and Compliance Code applicable to all directors, officers and employees and a Code of Ethics applicable to the Chief Executive Officer and senior financial officers, which are available on the website www.pugetenergy.com. If any material provisions of the Corporate Ethics and Compliance Code or the Code of Ethics are waived for the Chief Executive Officer or senior financial officers, or if any substantive changes are made to either code as they relate to any director or executive officer, we will disclose that fact on our website within four business days.  In addition, any other material amendments of these codes will be disclosed.

Communications with the Board
Interested parties may communicate with an individual director or the Board of Directors as a group via U.S. Postal mail directed to: Chairman of the Board of Directors, c/o Corporate Secretary, Puget Energy, Inc., P.O. Box 97034, PSE-12, Bellevue, Washington 98009-9734.  Please clearly specify in each communication the applicable addressee or addressees you wish to contact.  All such communications will be forwarded to the intended director or Board as a whole, as applicable.

Section 16(a) Beneficial Ownership Reporting Compliance
Prior to the closing of the merger on February 6, 2009, Section 16(a) of the Securities Exchange Act of 1934 required the directors and officers of Puget Energy to file reports of ownership and changes in ownership with respect to the equity securities of Puget Energy with the SEC. To Puget Energy’s knowledge, based on our review of the reports furnished to Puget Energy in 2009 and written representations that no other reports were required, all directors and officers of Puget Energy who were subject to the Section 16 reporting requirements, the applicability of which terminated with the merger, filed the required reports on a timely basis in 2008.

ITEM 11.    EXECUTIVE COMPENSATION

Puget Energy
Puget Sound Energy
Executive Compensation

Compensation and Leadership Development Committee Interlocks and Insider Participation
The members of the Compensation and Leadership Development Committees (referred to as the Committee) of the Boards of Directors (referred to as the Board) of Puget Energy and PSE (referred to as the Company) are named in the Compensation and Leadership Development Committee Report.  No members of the Committee were officers or employees of the Company or any of its subsidiaries during 2009, were formerly Company officers or had any relationship otherwise requiring disclosure.

Compensation Discussion and Analysis
This section provides information about the compensation program for the Company’s Named Executive Officers who are included in the Summary Compensation Table: the President and Chief Executive Officer (CEO), the Chief Financial Officer and the three other most highly compensated executive officers for 2009.  It includes a discussion and analysis of the overall objectives of our compensation program and each element of compensation the Company provides.  This section also discusses certain changes made to our compensation programs in connection with the completion of the Company’s merger on February 6, 2009, after which time the Company no longer had publicly traded stock.  These changes included replacement of equity awards with cash-based incentive awards and certain changes to the performance measures under the incentive plans.  Notwithstanding these changes, the Company’s compensation programs generally have maintained their same objectives, basic designs, and participant opportunity.

Compensation Program Objectives
The Company’s executive compensation program has two main objectives:

•	Support sustained Company performance by having talented people running the business.
•	Align compensation payment levels with achievement of Company goals.

The following is a discussion of the specific strategies the Committee and management used in 2009 to accomplish each of these objectives.

1.	Our objective of supporting sustained Company performance by having talented people running the business is supported by the following strategies:

•	Designing and delivering compensation programs that attract, retain, and motivate a talented executive team.

Several factors are critical to attracting and retaining executives for the Company. One is ensuring that total pay opportunity is competitive with similar companies so that new executives will want to join the Company and current executives are not hired away.  As described below in the discussion of Compensation Program Elements (Review of Pay Element Competitiveness), the Committee annually compares executive pay to external market data from similar companies in our industry.  Base pay and total direct compensation (which is base salary plus annual and long-term incentive pay) are targeted to the 50th percentile of our comparator group.  Individual pay adjustments are reviewed to see how they position the executive in relation to the median of market pay, while also considering the executive’s recent performance and experience level.  The Company may choose to pay an individual above or below the median level of market pay when our executive has a role with greater or lesser responsibility than the best comparison job or when our executive’s experience and performance exceed those typically found in the market.  The Committee recommends the pay level for our President and Chief Executive Officer and the pay levels for the other executives, based on recommendations from our President and Chief Executive Officer, to the full Board for approval.
Another factor critical to attracting, retaining, and motivating our executives is to provide incentive compensation for meeting and exceeding target levels of annual and long-term goals.  By establishing goals, monitoring results, and providing payments and recognition for accomplishment of results, the Company focuses executives on actions that will improve the Company and enhance investor value, while also retaining key talent.  As described below, the Company’s policies and practices surrounding incentive pay reduce the risk that employees would seek to take untoward risks in an attempt to increase incentive results.
A final critical factor in attracting, retaining, and motivating our executives is to provide them with retirement income.  We recognize that executives choose to work for the Company from a variety of other alternative organizations, and one financial goal of employees is to provide a secure future for themselves and their families.  The Committee reviews the design of retirement programs provided by the comparator group and provides benefits that are commensurate with this group.

•	Designing and delivering incentive programs that support the Company’s business direction as approved by the Board and align executive interests with those of investors and customers.

In addition to rewarding performance that meets or exceeds goals, our annual and long-term incentives help executives focus on the priorities of our investors and customers.  Both the annual incentive plan and the long-term incentive plan measure and reward the Company’s performance on Service Quality Indices (SQIs).  These reporting measures were developed in collaboration with the Company’s regulator and provide customers with a report card on the Company’s customer service and reliability.  In fact, we provide an annual accounting on these measures to our customers each year. (See the section Annual Incentive Compensation below)  Additional key measures used in 2009 for determining incentives were Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) in the annual incentive plan and Total Return in the long-term incentive plan.  EBITDA and Total Return are important performance measures to our investors, and their accomplishment also indicates to our customers that the Company has the financial strength needed for long-term sustainability.
The Committee evaluates the performance factors and targets for its annual and long-term incentive programs each year.  The Committee believes that the programs’ design and the balance between annual and long-term incentives and the performance targets based on management’s operating plan, which includes providing good customer service, do not provide an incentive to executives to take unreasonable risks that could have a material adverse effect relating to the Company’s business.

•	Executing the Company’s succession planning process to ensure that executive leadership continues uninterrupted by executive retirements or other personnel changes.

The President and CEO leads the talent reviews for leadership succession planning through meetings with his executive team.  Each executive conducts talent reviews of senior employees who have high potential for assuming greater responsibility in the Company.  The talent reviews include evaluations prepared within the Company and by external organizational development consultants.  The Committee annually reviews these assessments of executive readiness, the plans for development of the Company’s key executives, and progress made on these succession plans.  The Committee directly participates in discussion of succession plans for the position of President and CEO.

2.	Our objective of aligning compensation payment levels with achievement of Company goals is supported by the following strategy:

•	Placing a significant portion of each executive’s total direct compensation at risk to align executive compensation with financial and operating performance.

When Company results are above expectations, total direct compensation is higher than our target of the 50th percentile of our comparator group.  If results are below expectations, total direct compensation is lower than this targeted level. Under a philosophy of “pay for performance,” the Company’s variable pay program helps focus executives and creates a record of their results.  The Company structures its incentive compensation programs so that individual award opportunities are defined and subject to limits, goal funding is based on collective company performance, and all incentive awards to individual executives are subject to discretionary review by management and/or the Board.

Compensation Program Elements
This section identifies the elements of the Company’s compensation program in greater detail and examines how these elements function and why the Committee and Board chooses to include the items in the compensation program.
The Company’s compensation policies encompass a mix of base salary, annual and long-term incentive compensation, retirement programs, health and welfare benefits and a small number of perquisites.  The Company also provides certain post-termination and change in control benefits to executives.  The total package is designed to provide participants with appropriate incentives that are competitive with the comparator group and achieve current operational performance and customer service goals as well as the long-term objective of enhancing investor value.  The Company does not have a specific policy regarding the mix of compensation elements, though long-term incentive programs are designed to comprise the largest portion of each executive’s incentive pay.  The Company arrives at a mix of pay by setting each compensation element relative to market comparators.  The Company delivered cash compensation to the Named Executive Officers in 2009 through base salary to provide liquidity for the executives and through incentive programs to focus performance on important Company goals and to increase the connection to investors.  Annually the Committee reviews total compensation opportunity and actual total compensation received over the prior years by each executive officer in the form of a tally sheet.  This review helps inform the Committee’s decisions on program designs by allowing the Committee to review overall pay received in relation to Company results.

Review of Pay Element Competitiveness
In making compensation decisions on base salary and annual and long-term incentive programs, management prepares comprehensive surveys of pay for review by the Committee and the Committee’s outside executive pay consultant, Towers Watson (formerly Towers Perrin).  The surveys summarize data provided by the Towers Perrin 2008 Energy Services survey for a selection of utility and other companies that are most similar in scope and size to Puget Sound Energy.  For the review of compensation pay levels and practices in 2009, we included the following utility companies in our comparator group that were all of similar scope (generally $1.5 billion — $6.0 billion revenue and $4.0 billion — $11.0 billion asset size) and also participated in the Towers Perrin 2008 Energy Services survey:

1.	AGL Resources	7.	New York Power Authority	13.	Pinnacle West Capital
2.	Allegheny Energy	8.	Northeast Utilities	14.	Portland General Electric
3.	Alliant Energy	9.	Nicor	15.	SCANA
4.	Avista	10.	NSTAR	16.	Southern Union Company
5.	City Public Service	11.	OGE Energy	17.	Westar Energy
6.	MDU Resources	12.	PNM Resources	18.	Wisconsin Energy

Base Salary
Base salaries are generally targeted at the 50th percentile for the comparator group.  Actual salaries vary by individual and depend on additional factors, such as expertise, individual performance achievement, level of experience and level of contribution relative to others in the organization.
Generally, base salaries for executives are determined by the Committee on an individual basis using as a guideline, median salary levels of our comparator group companies, as well as internal pay equity among executives.  We recognize that it is necessary to provide executives with a portion of total compensation that is delivered each month and provides a balance to other pay elements that are at risk.

Base Salary Adjustments
The Committee did not change the base salaries of the Named Executive Officers for 2009, in light of the difficult economic environment faced by many of our customers.  Base salaries generally remained at the median of market among the comparator group.

Annual Incentive Compensation
In addition to reviewing base salaries paid by our market comparator group, we also review annual incentive payments through an annual review of total cash compensation (base salaries plus incentives).  Total cash compensation is targeted at the 50th percentile of total cash compensation for the industry comparator group if the Company’s annual performance goals are achieved at target.  If performance goals significantly exceed target, total cash compensation can approach the 75th percentile.
All PSE employees, including executive officers, participate in an annual incentive program referred to as the “Goals and Incentive Plan.”  The plan is designed to provide financial incentives to executives for achieving desired annual operating results while meeting the Company’s service quality commitment to customers.  The Company’s service quality commitment is measured by performance against 10 SQIs covering three broad categories, set forth below.  These are the same SQIs for which the company is accountable to the Washington Commission.  The Company is required to provide an annual report to the Washington Commission and PSE’s customers describing each SQI, how it is measured, the Company’s required level of achievement, and performance results.  This report for prior years and for 2009 is available at http://www.PSE.com/PerformanceReportCards.

The SQIs for 2009 were as follows:

•	Customer Satisfaction (3 SQIs)
	—	Customer satisfaction with the telephone access center, gas field services and Washington Commission complaints
•	Customer Service (3 SQIs)
	—	Calls answered “live,” on-time appointments and limiting disconnects for non-payment
•	Safety and Reliability (4 SQIs)
	—	Gas emergency response, electric emergency response, non-storm outage frequency and non-storm outage duration

The annual incentive plan had a funding level based on EBITDA and attainment of SQIs as shown in the table below.
Annual Incentive Performance Payout Scale
Performance	2009 EBITDA (In Millions)	SQI*	Funding Level
Maximum	$1,233	10/10	200%
Target	913	10/10	100%
Trigger Payout Funding	822	6/10	30%
_________________
*	SQI results of 6/10 or better required for any incentive payout funding. SQI results below 10/10 reduce funding (e.g., 9/10 = 90%, 8/10 = 80%, etc.).
2009 Actual Performance	$876.5	9/10	72.4%

The Committee can adjust EBITDA used in the annual incentive calculation to exclude nonrecurring items that are outside the normal course of business for the year, but did not do so for 2009. Individual awards may be adjusted based on a subjective evaluation of an executive officer’s performance against team and individual goals.  Individual goals were developed from the overall corporate goals for 2009:

2009 Corporate Goals
•	Enhance Customer Service — Respond to our customers by listening, leveraging new systems, updating processes and providing innovative and improved services, products and programs.
•
Optimize Generation and Delivery — Secure and maintain reliable resources, build or replace infrastructure in a way that meets our customers’ needs, promotes environmental stewardship and provides a fair return to investors.

•
Be a Good Neighbor — Embrace our role as a leader to protect and improve our natural gas and electric service, promote energy efficiency initiatives, encourage corporate giving and instill community involvement.

•
Value Employees — Safety is key; work safely.  Value diversity, teamwork and open communication.  Support employees through technology, process improvement, recognition, training and development. Strive to make PSE a great place to work.

•
Own it — Conduct ourselves and our business in a manner that is ethical, responsible and meets or exceeds any internal or external compliance obligation.  Take personal responsibility for meeting customer needs while using company resources and facilities wisely.

•
Continue to Learn and Grow — Strive to get better at what we do every day.  Continuously examine past practices, challenge our assumptions and apply lessons learned to improve our efforts on behalf of customers and the community.

Actual performance of the corporate goals for 2009 was below target but above the threshold level for EBITDA, and below target for SQI achievement.  PSE EBITDA was $876.5 million, and SQI achievement was 9 out of 10, leading to a funding level of 72.4%.
For 2009, the target incentives for this plan varied by executive officer as a percentage of base salary as shown in the table below.  The maximum incentive for exceptional performance in this plan is twice the target incentive.  An individual executive officer’s formula amount can be increased or decreased based on a subjective assessment by the CEO (or the Board in the case of the CEO) of the officer’s individual and team performance results.  After considering performance on individual and team goals, which were met by each executive officer, small adjustments were made by the CEO for individual performance of the Named Executive Officers below CEO in 2009 and the following amounts were approved by the Board and paid at the amounts as shown below.  The adjustments for individual performance did not materially change amounts from the formula amount of 72.4% of target.

Name	Target Incentive (% of Base Salary)	2009 Actual Incentive Paid	2009 Actual Incentive (% of Base Salary)
Stephen P. Reynolds	85%	$507,705	62%
Bertrand A. Valdman	60%	154,429	39%
Eric M. Markell	60%	172,022	48%
Kimberly J. Harris	60%	172,022	48%
Jennifer L. O’Connor	50%	101,161	33%

Long-Term Incentive Compensation
Total direct compensation opportunities (base salary, annual incentive and long-term incentives) are designed to be competitive with market practices, generally targeting the 50th percentile of the comparator group for performance at target. Prior to the merger, executives received equity awards under the Puget Energy 2005 Long-Term Incentive Plan (LTIP) in the form of performance shares and performance-based restricted stock.  Awards vested based on the Company achieving a targeted level of performance during a three-year performance cycle.  Upon the merger, all unvested LTIP awards accelerated in vesting and became payable in cash pursuant to the terms of the LTIP.  Performance shares under the LTIP were paid based upon 149.5% achievement of the target performance level for each outstanding performance cycle plus the amount of associated dividend equivalents.  The amounts paid as a result of the merger for the 2007-2009 and 2008-2010 LTIP performance cycles were previously described in the Company’s 2008 Form 10-K and are shown in the Option Exercises and Stock Vested in 2009 Table.
Effective for 2009, the Company has continued the basic design of the LTIP program, including retention of three-year performance cycles, one of which begins each year.  Since the Company no longer has publicly listed stock, LTIP awards for the 2009-2011 performance cycle are denominated in units and will be settled in cash if threshold performance measures are met.  The total amount payable for a performance cycle is calculated at the end of the performance cycle based on the performance measures of Total Return and SQIs according to the percentages shown below as well as the per unit dollar value at the end of the performance cycle.  Unit value is re-calculated each year based on the change in Total Return for the prior year as measured by an independent auditing firm.  For any award to be earned in a performance cycle, average SQI results must meet or exceed 8 out of the 10 SQIs set forth above under Annual Incentive Compensation.  Executives must be employed on a payment date to receive a cash payment under the LTIP, except in the event of retirement at normal retirement age or approved early retirement, disability or death.

Grant Cycle	SQI Component	Total Return Component
2009-2011*	50%	50%
______________
*	CEO grants are split 30% SQI component and 70% Total Return Component.

Service Quality Indices (SQIs) Component Table
SQI Result, 3 year average	Percentage of LTIP Target Award
8 of 10 or above	100%
Below 8	0%

The table below shows the percentage of LTIP target awards under the Total Return Component that will be earned based on three-year performance.  Percentages will be interpolated if performance falls between the values shown below.

Total Return Component Table
Percentage of LTIP Target Award
Annualized 3 Year Return	10/10 SQI (3 year average)	9/10 SQI (3 year average)	8/10 SQI (3 year average)	<8/10 SQI (3 year average)
15% or more	210%	175%	155%	0%
14%	180%	150%	130%	0%
13%	150%	125%	105%	0%
12%	120%	100%	80%	0%
11%	80%	65%	50%	0%
10%	40%	30%	20%	0%
<10%	0%	0%	0%	0%

The Committee determined the number of LTIP units granted to each executive by evaluating the actual payment and forecast target payment of long-term incentive awards of our market comparator group for comparable levels of responsibility.  The Committee generally did not consider previously granted awards or the level of accrued value from prior programs when granting annual incentive awards or making new LTIP grants.  Each year’s grant is primarily viewed in the context of the compensation opportunity needed to maintain the Company’s competitive position relative to the comparator group.  Target LTIP awards are calculated based on a percentage of annual salary.  Target LTIP awards for 2009-2011 performance cycle were 170% of base salary for Mr. Reynolds; 110% for Mr. Valdman, Mr. Markell and Ms. Harris; and 95% for Ms. O’Connor.  The points below summarize the performance measures and design of the LTIP grants.

SQI Component:
•
A target number of units are granted at the beginning of a three-year performance cycle that will be paid in cash to the participant if the Company achieves the targeted level of 8 of 10 SQIs during the performance cycle.  The actual award is paid at target level if an average of 8 out of 10 SQIs are satisfied during the performance cycle, but is not paid if the average is below 8 out of 10.  If threshold SQI performance is met, the amount payable is equal to the product of the target number of units granted and the per unit value at the end of the performance cycle.

•	If 8 of out 10 SQIs are met during the performance cycle, but the Total Return threshold of 10% is not met, the SQI component will still be paid at target.

Total Return Component:
•
A target number of units are granted at the beginning of a three-year performance cycle that will be paid in cash to the participant if the Company achieves the targeted level of Total Return performance during the three-year performance cycle. The actual award paid is based on Company performance relative to target, subject to a minimum threshold level of performance of 10% for Total Return (based on average Total Return over the performance cycle) and SQI achievement of 8 out of 10 SQIs.

•
The LTIP unit value is determined annually by applying the Total Return for each year to the prior year’s unit price.  Total Return is measured at the Puget Holdings LLC level and is calculated based on an annual valuation prepared by an independent auditing firm that reflects the annual change in the value of the company plus any distributions made to investors.

•
At the completion of the performance cycle, if the Total Return component is paid, the participant receives a cash payment equal to the number of units earned based on performance during the performance cycle multiplied by the unit price at the end of the performance cycle.

•	If the Total Return component exceeds 10% annualized 3-year return, but the SQI threshold is not met, the Total Return component will not be paid.

LTIP Performance of Outstanding Awards

The Company’s 2009-2011 LTIP grants are outstanding and had the following performance during 2009:
•
2009-2011 Grant: Award calculation is based on the full three-year performance cycle, so no award payment calculations will be made until after 2011.  Performance on the Total Return component during 2009 was 5.2%, below the three-year average threshold needed for payment.  Performance on the SQI component of the grant was at 9 out of 10, which if continued for the remaining two years of the performance cycle would mean that the SQI component would pay based on the target number of units granted to a Named Executive Officer.

Retirement Plans — Supplemental Executive Retirement Plan (SERP)
The Company maintains the SERP for executives to provide a benefit that is coordinated with the tax-qualified Retirement Plan for Employees of Puget Sound Energy, Inc. (Retirement Plan).  Without the addition of the SERP, these executives would receive lower percentages of replacement income during retirement than other employees. All the Named Executive Officers except Mr. Reynolds participate in the SERP.  When Mr. Reynolds was hired, he elected to receive an annual contribution to his account in the Deferred Compensation Plan for Key Employees in lieu of participating in the SERP, as described in the following paragraph.  He participates in the Retirement Plan.  Additional information regarding the Retirement Plan and the SERP is shown in the “2009 Pension Benefits” table.

Retirement Plans — Deferred Compensation Plan for Key Employees (Deferred Compensation Plan)
The Named Executive Officers are eligible to participate in the Deferred Compensation Plan.  The Deferred Compensation Plan provides executives an opportunity to defer up to 100% of base salary, annual incentive bonus and LTIP awards, plus receive additional Company contributions made by PSE into an account that, until February 5, 2009, had four investment tracking fund choices (three choices after February 5, 2009).  The funds mirror performance in major asset classes of bonds, stocks, an interest crediting fund that changes rate quarterly based on corporate bond rates, and Puget Energy stock until it was delisted.  Similar to the SERP, the Deferred Compensation Plan is intended to allow the executives to defer current income, without being limited by the Internal Revenue Code contribution limitations for 401(k) plans and therefore have a deferral opportunity similar to other employees as a percentage of eligible compensation.  The Company contributions are also intended to restore benefits not available to executives under PSE’s tax-qualified plans due to Internal Revenue Code limitations on compensation and benefits applicable to those plans.  Under the terms of Mr. Reynolds’ employment agreement, he additionally receives an annual Company contribution to his Deferred Compensation Plan account equal to 15% of the base salary and annual incentive payment he received during the prior year.  Additional information regarding the Deferred Compensation Plan and Mr. Reynolds’ employment agreement arrangement, as well as his year-end balance, is shown in the “2009 Nonqualified Deferred Compensation” table.

Post-Termination Benefits
The Company has entered into agreements with its executive officers, including the Named Executive Officers, that provide for certain payments and benefits if an executive’s employment is terminated or terminates for certain reasons, such as following a change in control.  Benefits provided under these agreements are important for two primary reasons.  First, many executives when joining a new company require a level of assurance that they will receive pay in the event of a termination of employment following a change in control after they join the company.  Second, the Company provides these agreements so that the executives are focused on the Company’s ongoing operations and are not distracted by the employment uncertainty that can arise in the event of a change in control.  The Committee periodically reviews existing change in control arrangements for the comparator group considering benchmarking information provided by Towers Watson.  Based on this information, the Committee believes that the arrangements generally provide benefits that are similar to those of the comparator group.
The Company’s merger, which was completed on February 6, 2009, was a change in control event under the Company’s then effective change in control agreements and arrangements that resulted in the payment to each Named Executive Officer of the amounts included in the Option Exercises and Stock Vested in 2009 Table.  Effective March 30, 2009, the Company entered into new Executive Employment Agreements with the Named Executive Officers, except Mr. Reynolds, which amended and restated existing Amended and Restated Change of Control Agreements between the Company and each of the executives.  The Executive Employment Agreements provide for an employment period of two years following completion of the merger and generally provide benefits similar to those under the previous  Change of Control Agreements.  In addition, the agreements provide for a merger performance bonus payable on or shortly following each of the first and second anniversaries of the completion of the merger if the Company achieves specified minimum SQI performance goals established by the Committee (for 2009, 8 out of 10 SQIs or better) and the executive remains employed at the Company until the anniversary of the merger for which payment is made.  Following the merger, Mr. Reynolds’ employment agreement, as amended, continued, except that effective as of December 31, 2009, Mr. Reynolds agreed to waive benefits and payments that might otherwise be payable under the agreement upon a subsequent change in control.  The “Potential Payments Upon Termination or Change in Control” section describes the current post-termination arrangements with the Named Executive Officers as well as other plans and arrangements that would provide benefits on termination of employment or a change in control, and the estimated potential incremental payments upon a termination of employment or change in control based on an assumed termination or change in control date of December 31, 2009.

Other Compensation
In addition to base salary and annual and long-term incentive award opportunities, the Company also provides the Named Executive Officers with benefits and perquisites targeted to competitive practices.  The executives participate in the same group health and welfare plans as other employees.  Company vice presidents and above, including the Named Executive Officers, are eligible for additional disability and life insurance benefits.  The executives are also eligible to receive reimbursement for financial planning, tax preparation, legal services, business club memberships and executive physicals.  The reimbursement for financial planning, tax preparation and legal services is provided to allow executives to concentrate on their business responsibilities.  Business club memberships are provided to allow access for business meetings and business events at club facilities and executives are required to reimburse the Company for individual use of club facilities.  Perquisites do not make up a significant portion of executive compensation, amounting to less than $10,000 in total for each Named Executive Officer in 2009.

Relationship among Compensation Elements
A number of compensation elements increase in absolute dollar value as a result of increases to other elements.  Base salary increases translate into higher dollar value incentive opportunity for annual and long-term incentives, because each plan operates with a target level award set as a percentage of base salary.  Base salary increases also increase the level of retirement benefits, as do actual annual incentive plan payments.  Some key compensation elements are excluded from consideration when determining other elements of pay.  Retirement benefits exclude LTIP payments in the calculation of qualified retirement (pension and 401(k)) and SERP benefits.

Impact of Accounting Treatment of Compensation
The accounting treatment of compensation generally has not been a factor in determining the amounts of compensation for our executive officers.  However, the Company considers the accounting impact of various program designs to balance the potential cost to the Company with the benefit/value to the executive.

Compensation and Leadership Development Committee Report
The Board delegates responsibility to the Compensation and Leadership Development Committee to establish and oversee the Company’s executive compensation program.  Except as noted below, each member of the Committee was appointed February 6, 2009 and served during 2009.  Each member meets the independence requirements of the SEC and the NYSE.
The Committee’s members listed below, have reviewed and discussed the “Compensation Discussion and Analysis” with the Company’s management.  Based on this review and discussion, the Committee recommended to the current Board, and the current Board has approved, that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for filing with the SEC.

Compensation and Leadership
Development Committee of
Puget Energy, Inc.
Puget Sound Energy, Inc.

Graeme Bevans, Chair
Christopher Leslie
Herb Simon (PSE Only)
Chris Trumpy (appointed January 12, 2010)

SUMMARY COMPENSATION TABLE
The following information is furnished for the year ended December 31, 2009 with respect to the “Named Executive Officers” during 2009.  The positions and offices below are at Puget Energy and PSE, except that Mr. Valdman and Ms. Harris are officers of PSE only.  Salary compensation includes amounts deferred at the executive’s election.

Name and Principal Position	Year	Salary	Bonus	Stock Awards 1	Option Awards 1	Non-Equity Incentive Plan Compensation 2	Change in Pension Value and Nonqualified Deferred Compensation Earnings 3	All Other Compensation 4	Total

Stephen P. Reynolds President and Chief Executive Officer	2009	$825,000	$--	$--	$--	$507,705	$69,885	$6,595,041	$7,997,631
	2008	819,792	--	1,341,221	--	788,906	29,910	316,124	3,295,953
	2007	794,896	--	1,538,955	--	722,160	20,328	330,647	3,406,986

Bertrand A. Valdman Executive Vice President and Chief Operating Officer	2009	$395,000	$--	$--	$--	$154,429	$158,380	$373,521	$1,081,330
	2008	390,836	--	416,284	--	266,625	136,157	47,660	1,257,562
	2007	372,754	--	448,501	--	238,950	107,558	48,111	1,215,874

Eric M. Markell Executive Vice President and Chief Financial Officer	2009	$360,000	$15,638	$--	$--	$156,384	$309,648	$289,672	$1,115,704
	2008	347,500	--	379,422	--	243,000	281,473	39,767	1,291,162
	2007	288,154	--	284,050	--	175,230	175,460	31,968	954,862

Kimberly J. Harris Executive Vice President and Chief Resource Officer	2009	$360,000	$15,638	$--	$--	$156,384	$222,948	$270,937	$1,010,269
	2008	347,499	--	379,422	--	243,000	183,238	22,372	1,175,531
	2007	288,604	--	289,206	--	175,230	74,582	22,876	850,498

Jennifer L. O’Connor Senior Vice President General Counsel, Corporate Secretary, and Chief Ethics and Compliance Officer	2009	$310,500	$--	$--	$--	$101,161	$162,103	$255,244	$829,008
	2008	308,313	--	282,641	--	174,656	172,627	31,684	969,921
	2007	297,754	--	309,880	--	143,370	125,354	29,002	905,360
_______________
1
Reflects the grant date fair value of LTIP grants.  Assumptions used in the calculation of these amounts are included in note 18 to the Company’s audited financial statements for the fiscal year ended December 31, 2009 included in the Company’s Form 10-K (the “2009 Form 10-K”).  LTIP awards under the 2007 and 2008 LTIP performance cycles accelerated in vesting upon the merger and were paid in cash, as described in the “Compensation Discussion and Analysis” and “Option Exercises and Stock Vested in 2009” table.

2
Reflects annual cash incentive compensation paid under the 2009 Goals and Incentive Plan.  These amounts are based on performance in 2009, but were determined by the Board in February 2010 and paid shortly thereafter or deferred at the executive’s election.  The 2009 Goals and Incentive Plan is described in further detail under “Compensation Discussion and Analysis.”  The threshold, target and maximum amounts of annual cash incentive compensation that could have been paid for 2009 performance are set forth in the “2009 Grants of Plan-Based Awards” table.

3
Reflects the aggregate increase in the actuarial present value of the executive’s accumulated benefit under all pension plans during the year.  The amounts are determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements and include amounts which the executive may not currently be entitled to receive because such amounts are not vested.  Information regarding these pension plans is set forth in further detail under “2009 Pension Benefits.”  Mr. Reynolds does not participate in the SERP, and his accumulated benefit shown is only from the qualified pension plan.  The change in pension value amounts for 2009 are: Mr. Reynolds, $20,079; Mr. Valdman, $156,597; Mr. Markell, $304,746; Ms. Harris, $219,277; and Ms. O’Connor $156,346.  Also included in this column are the portion of Deferred Compensation Plan earnings that are considered above market.  These amounts for 2009 are: Mr. Reynolds, $49,806; Mr. Valdman, $1,783; Mr. Markell, $4,902; Ms. Harris, $3,671; and Ms. O’Connor, $5,757.  See the “2009 Nonqualified Deferred Compensation” table for all Deferred Compensation Plan earnings.

4	All Other Compensation is shown in detail in the table below.

Detail of All Other Compensation

Name	Perquisites and Other Personal Benefits 1	Accelerated LTIP And Merger Related Payments 2	Tax Reimbursements	Payments/ Accruals on Termination Plans	Registrant Contributions to Defined Contribution Plans 3	Other 4
Stephen P. Reynolds	$9,644	$6,215,172	$--	$--	$365,868	$4,356
Bertrand A. Valdman	6412	322,450	--	--	41,998	2,661
Eric M. Markell	4754	244,839	--	--	38,480	1,600
Kimberly J. Harris	5,419	246,880	--	--	17,000	1,638
Jennifer L. O’Connor	2,500	221,052	--	--	30,973	719
_______________
1
Annual reimbursement for financial planning, tax planning, and/or legal planning, up to a maximum of $2,500 for Ms. O’Connor and $5,000 for other Named Executive Officers.  Club use is primarily for business purposes, but Company club expense is included where the executive is also able to use the club for personal use.  Expenses for personal club use are directly paid by the executive, not PSE.

2
This column includes payments made as a result of the merger: cash severance of $4,578,750 to Mr. Reynolds and the amount of accelerated LTIP payments that were not previously disclosed in the Stock Awards column of the Summary Compensation Table for 2007 and 2008.  LTIP payments were: Mr. Reynolds, $1,636,422; Mr. Valdman, $322,450; Mr. Markell, $244,839; Ms. Harris, $246,880; and Ms. O’Connor, $221,052.  The total amount paid as a result of accelerated LTIP payments is shown in the “Option Exercises and Stock Vested in 2009” table.

3
Includes Company contributions during 2009 to PSE’s Investment Plan (a tax qualified 401(k) plan) and the Deferred Compensation Plan.  For Mr. Reynolds, this includes the Company contribution to the Performance-Based Retirement Equivalent Stock Account, which is described in more detail in the “2009 Nonqualified Deferred Compensation” section.

4	Reflects the value of imputed income for life insurance.

2009 Grants of Plan-Based Awards
The following table presents information regarding 2009 grants of non-equity annual incentive awards LTIP awards and the merger performance bonus, including, as applicable, the range of potential payouts for the awards:

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name	Grant Date	Number Of Units Granted	Threshold	Target	Maximum

Stephen P. Reynolds
Annual Incentive 1	1/1/2009		$210,375	$701,250	$1,402,500
LTIP 2009-2011 2	5/19/2009	46,750	420,750	1,970,412	3,775,458

Bertrand A. Valdman
Annual Incentive 1	1/1/2009		$71,100	$237,000	$474,000
LTIP 2009-2011 2	5/19/2009	14,484	217,252	610,445	1,024,278
Merger Performance Bonus3 – Year 1	3/30/2009			395,000
Merger Performance Bonus3—Year 2	3/30/2009			395,000

Eric M. Markell
Annual Incentive 1	1/1/2009		$64,800	$216,000	$432,000
LTIP 2009-2011 2	5/19/2009	13,200	198,000	556,351	933,513
Merger Performance Bonus3 – Year 1	3/30/2009			360,000
Merger Performance Bonus3—Year 2	3/30/2009			360,000

Kimberly J. Harris
Annual Incentive 1	1/1/2009		$64,800	$216,000	$432,000
LTIP 2009-2011 2	5/19/2009	13,200	198,000	556,351	933,513
Merger Performance Bonus3 – Year 1	3/30/2009			360,000
Merger Performance Bonus3—Year 2	3/30/2009			360,000

Jennifer L. O’Connor
Annual Incentive 1	1/1/2009		$46,575	$155,250	$341,550
LTIP 2009-2011 2	5/19/2009	9,834	147,488	414,419	695,361
Merger Performance Bonus3 – Year 1	3/30/2009			310,500
Merger Performance Bonus3—Year 2	3/30/2009			310,500
_______________
1
Annual Goals and Incentive Plan. As described in the “Compensation Discussion and Analysis,” the plan had dual funding triggers in 2009 of $822 million EBITDA and SQI performance of 6/10.  Payment would be $0 if either trigger is not met.  The threshold estimate assumes $822 million EBITDA and SQI performance at 6/10. The target estimate assumes $913 million EBITDA and SQI performance at 10/10.  The maximum estimate assumes $1,233 million EBITDA or higher and SQI performance at 10/10.

2
LTIP grants as described in the “Compensation Discussion and Analysis.”  Payment of LTIP grants are calculated based on the three-year performance of SQIs and Total Return at Puget Holdings LLC and the unit value at the end of the performance cycle.  Threshold estimate assumes that SQI results average 8/10, Total Return is below 10%, and ending unit value is $30.  Target estimate assumes that SQI results average 9/10, Total Return averages 12%, and ending unit value is $42.15.  Maximum estimate assumes that SQI results average 10/10, Total Return averages 15%, and ending unit value is $45.63.

3
Merger performance bonus is payable to Mr. Valdman, Mr. Markell, Ms. Harris, and Ms. O’Connor based upon Amended and Restated Executive Employment Agreements executed on March 30, 2009.  If the Company achieves 8 out of 10 SQIs or higher and the executive continues employment until the first anniversary of the merger, 100% of then current base salary will be paid.  Likewise, if the Company achieves 8 out of 10 SQIs or higher and the executive continues employment until the second anniversary of the merger, 100% of then current base salary will be paid.  No amounts are shown at threshold or maximum as the award provides for only a single payment if performance measures are met and employment continues until the required date(s).  Merger performance bonuses for Year 2 are based on 2009 base salaries.

Outstanding Equity Awards at 2009 Fiscal Year-End
No equity awards were outstanding at 2009 fiscal year-end.  In connection with the completion of the merger on February 6, 2009, all outstanding equity awards were cancelled in exchange for the cash payments described in the “Options Exercises and Stock Vested in 2009” table.

Option Exercises and Stock Vested in 2009
In connection with completion of the merger on February 6, 2009, the Company cancelled all outstanding equity awards in exchange for cash payments.  The table below shows the number of shares for which payment was made (though no shares were actually acquired by a Named Executive Officer in connection with such payment) and the pre-tax dollar amount received.
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Stephen P. Reynolds 1	300,000	$2,247,000	143,099	$4,516,599
Bertrand A. Valdman 2	--	--	37,949	1,187,235
Eric M. Markell 2	--	--	29,108	908,311
Kimberly J. Harris 2	--	--	29,335	915,509
Jennifer L. O'Connor2	--	--	26,002	813,573
_______________
1
Cash payment for cancellation of vested stock option for 300,000 shares based on the difference between the per share merger consideration ($30 per share) and the per share exercise price for the option ($22.51 per share).

2	Cash payment for acceleration of unvested performance shares, including dividend equivalents and unvested performance-based restricted stock from the 2007-2009 and 2008-2010 LTIP performance cycles.

2009 Pension Benefits
The Company and its affiliates maintain two pension plans:  the Retirement Plan and the SERP. The following table provides information for each of the Named Executive Officers regarding the actuarial present value of the officer’s accumulated benefit and years of credited service under the Retirement Plan and the SERP.  The present value of accumulated benefits was determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements. Except as described below in footnote (1), relating to Mr. Reynolds, each of the Named Executive Officers participates in both plans.
Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit 2,3	Payments During Last Fiscal Year
Stephen P. Reynolds 1	PSE Retirement Plan	8.0	$169,236	$--
	PSE SERP	n/a	n/a	n/a
Bertrand A. Valdman	PSE Retirement Plan	6.1	86,257	--
	PSE SERP	6.1	541,962	--
Eric M. Markell	PSE Retirement Plan	7.4	142,415	--
	PSE SERP	7.4	1,029,960	--
Kimberly J. Harris	PSE Retirement Plan	10.7	141,321	--
	PSE SERP	10.7	674,427	--
Jennifer L. O’Connor	PSE Retirement Plan	6.9	105,093	--
	PSE SERP	6.9	617,427	--
    _______________
1
Mr. Reynolds participates in the Retirement Plan, but does not participate in the SERP. In lieu of participating in the SERP, Mr. Reynolds received prior to the merger an annual credit of performance-based stock equivalents to a Performance-Based Retirement Equivalent Stock Account in the Deferred Compensation Plan. Following the delisting of Puget Energy stock, the credit will be made in dollars equal to 15% of Mr. Reynolds’ base salary and annual incentive for the preceding year.  The value of this account at December 31, 2009 of $3,369,089 is also shown in the “2009 Nonqualified Deferred Compensation Plan” table and the stock equivalent program is further described in the narrative text accompanying that table.

2
The amounts reported in this column for each officer were calculated assuming no future service or pay increases. Present values were calculated assuming no pre-retirement mortality or termination.  The values under the Retirement Plan and the SERP are the actuarial present values as of December 31, 2009 of the benefits earned as of that date and payable at normal retirement age (age 65 for the Retirement Plan and age 62 for the SERP).  Future cash balance interest credits are 4.0% for 2010 and are assumed to average 5.5% annually thereafter.  The discount assumption is 5.75%, and the post-retirement mortality assumption is based on the 2010 417(e) unisex mortality table. Annuity benefits are converted to lump sum amounts at retirement based on assumed future 417(e) segment rates of 5.03%, 6.73%, and 6.82% (the 24 month average of the underlying rates as of September 2009).  These assumptions are consistent with the ones used for the Retirement Plan and the SERP for financial reporting purposes for 2009.  In order to determine the change in pension values for the “Summary Compensation” table, the values of the Retirement Plan and the SERP benefits were also calculated as of December 31, 2008 for the benefits earned as of that date using the assumptions used for financial reporting purposes for 2008.  These assumptions included assumed average cash balance interest credits of 4% for 2009 and 6.5% for all future years, a discount assumption of 6.2% and post-retirement mortality assumption based on the 2009 417(e) unisex mortality table and assumed lump sum interest rate of 6%. Other assumptions used to determine the value as of December 31, 2008 were the same as those used for December 31, 2009.

3
As described in footnote (2) above, the amounts reported for the SERP in this column are actuarial present values, calculated using the actuarial assumption used for financial reporting purposes.  These assumptions are different from those used to calculate the actual amount of benefit payments under the SERP (see text below for a discussion of the actuarial assumptions used to calculate actual payment amounts).  The following table shows the estimated lump sum amount that would be paid under the SERP to each SERP-eligible  Named Executive Officer at age 62 (without discounting to the present), calculated as if such Named Executive Officer had terminated employment on December 31, 2009.  Each SERP-eligible Named Executive Officer was vested in his or her SERP benefits as of December 31, 2009.

Name	Lump Sum
Bertrand A. Valdman	$1,259,498
Eric M. Markell	1,252,569
Kimberly J. Harris	1,680,794
Jennifer L. O’Connor	1,011,724

Retirement Plan
Under the Retirement Plan, Puget Energy’s and PSE’s eligible salaried employees, including the Named Executive Officers, accrue benefits in accordance with a cash balance formula, beginning on the later of their date of hire or March 1, 1997.  Under this formula, for each calendar year after 1996, age-weighted pay credits are allocated to a bookkeeping account (a “Cash Balance Account”) for each participant.  The pay credits range from 3% to 8% of eligible compensation. Eligible compensation generally includes base salary and bonuses (other than bonuses paid under the LTIP, signing, retention and similar bonuses), up to the limit imposed by the Internal Revenue Code. For 2009 and 2010, the Internal Revenue Code compensation limit was $245,000.  In addition, as of March 1, 1997, the Cash Balance Account of each participant who was participating in the Retirement Plan on March 1, 1997 was credited with an amount based on the actuarial present value of that participant’s accrued benefit, as of February 28, 1997, under the Retirement Plan’s previous formula.
Amounts in the Cash Balance Accounts are also credited with interest.  The interest crediting rate is 4% per year or such higher amount as PSE may determine. For 2009 and 2010 the annual interest crediting rate was 4.0%.
A participant’s Retirement Plan benefit generally vests upon the earlier of the participant’s completion of three years of active service with Puget Energy, PSE or their affiliates or attainment of age 65 (the Retirement Plan’s normal retirement age) while employed by the Company or one of its affiliates.  Normal retirement benefit payments begin to a vested participant as of the first day of the month following the later of the participant’s termination of employment or attainment of age 65.  However, a vested participant may elect to have his or her benefit under the Retirement Plan paid, or commence to be paid, as of the first day of any month commencing after the date on which his or her employment with Puget Energy, PSE and their affiliates terminates.  If benefit payments commence prior to the participant’s attainment of age 65, then the amount of the monthly payments will be reduced for early commencement to reflect the fact that payments will be made over a longer period of time.  This reduction is subsidized — that is, it is less than a pure actuarial reduction.  The amount of this reduction is, on average, 0.30% for each of the first 60 months, 0.33% for each of the second 60 months, 0.23% for each of the third 60 months and 0.17% for each of the fourth 60 months that the payment commencement date precedes the participant’s 65th birthday.  Further reductions apply for each additional month that the payment commencement date precedes the participant’s 65th birthday.  As of December 31, 2009, all the Named Executive Officers were vested in their benefits under the Retirement Plan and, hence, would be eligible to commence benefit payments upon termination.
The normal form of benefit payment for unmarried participants is a straight life annuity providing monthly payments for the remainder of the participant’s life, with no death benefits.  The straight life annuity payable on or after the participant's normal retirement age is actuarially equivalent to the balance in the participant’s Cash Balance Account as of the date of distribution.  For married participants, the normal form of benefit payment is an actuarially equivalent joint and 50% survivor annuity with a “pop-up” feature providing reduced monthly payments (as compared to the straight life annuity) for the remainder of the participant’s life and, upon the participant’s death, monthly payments to the participant’s surviving spouse for the remainder of the spouse’s life in an amount equal to 50% of the amount being paid to the participant.  Under the pop-up feature, if the participant’s spouse predeceases the participant, the participant’s monthly payments increase to the level that would have been provided under the straight life annuity.  In addition, the Retirement Plan provides several other annuity payment options and a lump sum payment option that can be elected by participants. All payment options are actuarially equivalent to the straight life annuity.  However, in no event will the amount of the lump sum payment be less than the balance in the participant’s Cash Balance Account as of the date of distribution (in some instances the amount of the lump sum distribution may be greater than the balance in the Cash Balance Account due to differences in the mortality table and interest rates used to calculate actuarial equivalency).
If a participant in the cash balance portion of the Retirement Plan dies while employed by the Company or any of its affiliates, then his or her Retirement Plan benefit will be immediately vested.  If a vested participant dies before his or her Retirement Plan benefit is paid, or commences to be paid, then the participant’s Retirement Plan benefit will be paid to his or her beneficiary(ies).  If a participant dies after his or her Retirement Plan benefit has commenced to be paid, then any death benefit will be governed by the form of payment elected by the participant.

Supplemental Executive Retirement Plan
The SERP provides a benefit to participating Named Executive Officers that supplements the retirement income provided to the executives by the Retirement Plan.  As discussed in the Compensation Discussion and Analysis, Mr. Valdman, Mr. Markell, Ms. Harris and Ms. O’Connor participate in the SERP.
A participating Named Executive Officer's SERP benefit generally vests upon the executive’s completion of five years of participation in the SERP while employed by the Company or any of its affiliates. Mr. Markell, Ms. Harris and Ms. O’Connor are vested in their SERP benefits based on their years of service. By agreement with PSE, Mr. Valdman became vested in his SERP benefit on the date he was hired.  The monthly benefit payable under the SERP to a vested executive (calculated in the form of a straight life annuity payable for the executive’s lifetime commencing at the later of the executive’s date of termination or attainment of age 62) is equal to (1) below minus the sum of (2) and (3) below:

(1)
One-twelfth (1/12) of the executive’s highest average earnings times the executive’s years of credited service (not in excess of 15) times 3-1/3%.  For purposes of the SERP, “highest average earnings” means the average of the executive’s highest three calendar years of earnings.  The three calendar years do not have to be consecutive, but they must be among the last ten calendar years completed by the executive prior to his or her termination. “Earnings” for this purpose include base salary and annual bonus, but do not include long-term incentive compensation. An executive will receive one “year of credited service” for each consecutive 12-month period he or she is employed by the Company or its affiliates.  If an executive becomes entitled to disability benefits under PSE’s long-term disability plan, then the executive’s highest average earnings will be determined as of the date the executive became disabled, but the executive will continue to accrue years of credited service until he or she begins to receive SERP benefits.

(2)
The monthly amount payable (or that would be payable) under the Retirement Plan to the executive in the form of a straight life annuity commencing as of the first day of the month following the later of the executive’s date of termination or attainment of age 62, and includes amounts previously paid or segregated pursuant to a qualified domestic relations order.

(3)
The actuarially equivalent monthly amount payable (or that would be payable) to the executive as of the first day of the month following the later of the executive’s date of termination or attainment of age 62 from any pension-type rollover accounts (including the Annual Cash Balance Restoration Account) within the Deferred Compensation Plan. These accounts are described in more detail in the “2009 Nonqualified Deferred Compensation” section.

Normal retirement benefits under the SERP generally are paid or commence to be paid within 90 days following the later of the Named Executive Officer’s termination of employment or attainment of age 62.  Except as provided below, SERP benefits are normally paid in a lump sum that is equal to the actuarial present value of the monthly straight life annuity benefit.  An executive may have elected on or before December 31, 2008 to have this lump sum transferred to the Deferred Compensation Plan, rather than paid directly to the executive, after which it will be paid in accordance with the provisions of the Deferred Compensation Plan.  In lieu of the normal form of payment, an executive may elect to receive his or her SERP benefit in the form of monthly installment payments over a period of two to 20 years, in a straight life annuity or in a joint and survivor annuity with a 100%, 75%, 50% or 25% survivor benefit.  All payment options are actuarially equivalent to the straight life annuity. Mr. Markell is the only Named Executive Officer eligible for early retirement benefit payments under the SERP.  Payments to the executives following termination of employment of SERP benefits are delayed for six months to the extent required by Section 409A of the Internal Revenue Code.
If a participating Named Executive Officer dies while employed by Puget Energy, PSE or any of their affiliates or after becoming vested in his or her SERP benefit, but before his or her SERP benefit has commenced to be paid, then the executive’s surviving spouse will receive a lump sum benefit equal to the actuarial equivalent of the survivor benefit such spouse would have received under the joint and 50% survivor annuity option.  This amount will be calculated assuming the executive would have commenced benefit payments in that form on the first day of the month following the later of his or her death or attainment of age 62.  If the executive is eligible for early retirement, the death benefit will be calculated based on the survivor benefit the spouse would have received as of the earliest commencement date.  Distribution will be made to the executive’s surviving spouse as soon as administratively practicable after the executive’s death.  If the executive is not married, then no death benefit will be paid.  If an executive dies after his or her SERP benefit has commenced to be paid, then any death benefit will be governed by the form of payment elected by the executive.

2009 Nonqualified Deferred Compensation
The following table provides information for each of the Named Executive Officers regarding aggregate executive and Company contributions and aggregate earnings for 2009 and year-end account balances under the Deferred Compensation Plan.
Name	Executive Contributions in 2009 1	Registrant Contributions in 2009 2	Aggregate Earnings in 2009 3	Aggregate Withdrawals/ Distributions 4	Aggregate Balance at December 31, 2009 5
Stephen P. Reynolds	$112,613	$349,819	$439,036	$153,750	$3,369,089
Bertrand A. Valdman	36,430	24,998	22,950	--	283,084
Eric M. Markell	31,740	21,480	26,562	--	317,875
Kimberly J. Harris	--	--	33,991	--	227,671
Jennifer L. O’Connor	12,609	13,973	19,921	--	336,580
_______________
1
The amount in this column for each executive reflects elective deferrals by the officer of salary, annual incentive compensation or LTIP awards paid in 2009.  Deferred salary amounts are: Mr. Reynolds, $55,000; Mr. Valdman, $26,333; Mr. Markell, $24,000; Ms. Harris, $0; and Ms. O’Connor, $12,609. Deferred incentive compensation amounts are: Mr. Reynolds, $57,613; Mr. Valdman, $10,097; Mr. Markell, $7,740; Ms. Harris, $0; and Ms. O’Connor, $0.

2
The amount reported in this column for each executive reflects contributions by PSE consisting of the Annual Investment Plan Restoration Amount and Annual Cash Balance Restoration Amount. For Mr. Reynolds, the amount also includes $266,734 in value of performance-based stock equivalents credited in the Deferred Compensation Plan’s Performance-Based Retirement Equivalent Stock Account and calculated pursuant to his employment agreement based on the average of the high and low price of Puget Energy stock on January 21, 2009 of $28.90. These amounts are also included in the total amounts shown in the All Other Compensation column of the Summary Compensation Table.

3	The amount in this column for each officer reflects dividends on deferred stock units prior to the merger and the change in value of other investment tracking funds.
4	The amount in this column for Mr. Reynolds reflects a scheduled interim payment pursuant to the terms of the Deferred Compensation Plan.
5	Of the amounts in this column, the following amounts have also been reported in the Summary Compensation Table for 2009, 2008 and 2007.

Name	Reported for 2009	Reported for 2008	Reported for 2007
Stephen P. Reynolds	$462,431	$395,062	$403,540
Bertrand A. Valdman	61,428	58,870	54,733
Eric M. Markell	53,220	44,168	31,005
Kimberly J. Harris	--	--	--
Jennifer L. O’Connor	26,582	24,021	21,234

Deferred Compensation Plan
The Named Executive Officers are eligible to participate in the Deferred Compensation Plan and may defer up to 100% of base salary, annual incentive compensation and LTIP grants.  In addition, each year, executives are eligible to receive Company contributions to restore benefits not available to them under the Company's tax-qualified plans due to limitations imposed by the Internal Revenue Code.  The Annual Investment Plan Restoration Amount equals the additional matching and any other employer contribution under the 401(k) plan that would have been credited to an electing executive’s 401(k) plan account if the Internal Revenue Code limitations were not in place and if deferrals under the Deferred Compensation Plan were instead made to the 401(k) plan.  The Annual Cash Balance Restoration Amount equals the actuarial equivalent of any reductions in an executive’s accrued benefit under the Retirement Plan due to Internal Revenue Code limitations or as a result of deferrals under the Deferred Compensation Plan.  An executive must generally be employed on the last day of the year to receive these Company contributions, unless he or she retires or dies during the year in which case the Company will contribute a prorated amount.
In lieu of participation in the SERP and prior to completion of the merger, Mr. Reynolds received an annual credit of performance-based stock equivalents to his Deferred Compensation Plan’s Performance-Based Retirement Equivalent Stock Account each January commencing on January 1, 2003.  The number of stock equivalents was determined by calculating the number of shares obtained by taking 15% of Mr. Reynolds’ base salary and annual bonus for the preceding year and dividing that amount by the average per-share closing price of Puget Energy stock on the last day of October, November and December of the preceding year.  The stock equivalents were fully vested on May 6, 2008 and upon the merger were credited within the Deferred Compensation Plan based on the $30 per share merger price.  In 2010 and future years, Mr. Reynolds’ contribution will be contributed as a cash deferral equal to 15% of his base salary and annual bonus received for the preceding year.

The Named Executive Officers choose how to credit deferred amounts among four investment tracking funds.  The tracking funds mirror performance in major asset classes of bonds, stocks, Puget Energy stock, and interest crediting.  The tracking funds differ from the investment funds offered in the 401(k) plan.  The 2009 calendar year returns of these tracking funds were:

Vanguard Total Bond Market Index	6.09%
Vanguard 500 Index	26.49%
Puget Energy Stock (from 1/1/2009 until 2/5/2009)	11.11%
Interest Crediting Fund	6.73%

As of the delisting of Puget Energy stock following the Company’s change in control on February 6, 2009, the Puget Energy tracking fund was no longer available and the deferred amounts credited therein were reallocated in accordance with the executive’s direction, or if none, into the interest crediting tracking fund.
The Named Executive Officers may change how deferrals are allocated to the tracking funds at any time, subject to insider trading rules.  Changes generally become effective as of the first trading day of the following calendar quarter.
The Named Executive Officers generally may choose how and when to receive payments under the Deferred Compensation Plan.  There are three types of in-service withdrawals.  First, an executive may choose an interim payment of deferred based salary, annual bonus or vested performance shares by designating a plan year for payment at the time of his or her deferral election.  The interim payment is made in a lump sum within 60 days after the last day of the designated plan year, which must be at least two years following the plan year of the deferral.  Second, an in-service withdrawal may also be made to an executive upon a qualifying hardship event and demonstrated need.  Third, only with respect to amounts deferred and vested prior to 2005, the executive may elect an in-service withdrawal for any reason by paying a 10% penalty.  Payments upon termination of employment depend on whether the executive is then eligible for retirement.  If the executive's termination occurs prior to his or her retirement date (generally the earlier of attaining age 62 or age 55 with five years of credited service), the executive will receive a lump sum payment of his or her account balance.  If the executive’s termination occurs after his or her retirement date, the executive may choose to receive payments in a lump sum or via one of several installment options (fixed amount, specified amount, annual or monthly installments, of up to 20 years).  Mr. Reynolds and Mr. Markell are the only Named Executive Officers currently retirement eligible.  Payments to the executive following a termination or retirement date are generally delayed for six months in accordance with the requirements of Section 409A of the Internal Revenue Code.

Potential Payments Upon Termination or Change in Control
The “Estimated Potential Incremental Payments Upon Termination or Change in Control” table reflects the estimated amount of incremental compensation payable to each of the Named Executive Officers in the event of (i) an involuntary termination without cause or for good reason not in connection with a change in control; (ii) a change in control, (iii) an involuntary termination without cause or for good reason in connection with a change in control, including the merger; (iv) retirement; (v) disability; or (vi) death.
Certain Company benefit plans provide incremental benefits or payments in the event of certain terminations of employment.  In addition, each Named Executive Officer, other than Mr. Reynolds, entered into an Amended and Restated Executive Employment Agreement with the Company in March 2009, which provides for benefits or payments upon certain terminations of employment from the Company following the merger or a subsequent change in control.  Mr. Reynolds’ employment agreement provides for certain benefits and payments following a termination of employment by the Company without cause or by Mr. Reynolds with good reason.  The only benefit payable to the Named Executive Officers solely upon a change in control is accelerated vesting of LTIP awards, described below.

Disability and Life Insurance Plans
If a Named Executive Officer’s employment terminates due to disability or death, the executive or his or her estate will receive benefits under the PSE disability plan or life insurance plan available generally to all salaried employees.  These disability and life insurance amounts are not reflected in the table below.  The Named Executive Officer is also eligible to receive supplemental disability and life insurance.  The supplemental monthly disability coverage is 65% of monthly base salary and target incentive pay, reduced by (i) amounts receivable under the PSE disability plan generally available to salaried employees and (ii) certain other income benefits.  The supplemental life insurance benefit is provided at two times base salary and target annual incentive bonus if the executive dies while employed by PSE with a reduction for amounts payable under the applicable group life insurance policy.

LTIP Awards
If a Named Executive Officer’s employment terminates due to disability or death, the executive or his or her estate will be paid a pro-rata portion of LTIP awards that were granted in a prior year.  In the case of retirement at normal retirement age or approved early retirement, pro-rata LTIP awards will be paid in the first quarter following the year of retirement, based on performance through the prior year.  In the event of a change in control, outstanding LTIP awards will be paid at target.

Employment Agreement with Mr. Reynolds
Puget Energy and Puget Sound Energy (together, the “Company”) entered into an employment agreement with Mr. Reynolds as of January 1, 2002 to secure his services as Chief Executive Officer and President.  The agreement has an initial term of three years after which time it automatically renews for one-year terms unless notice of termination is given by either party at least 180 days prior to the expiration of the then current term.  The agreement was amended on May 10, 2005, February 9, 2006 and February 28, 2008.  Effective as of December 31, 2009, Mr. Reynolds agreed to waive all payments and benefits upon a future change in control for which he was previously eligible under his employment agreement.
If at any time the Company terminates Mr. Reynolds’ employment without cause, or Mr. Reynolds terminates his employment with good reason, Mr. Reynolds will receive the following severance benefit:
o	an amount equal to two times his then current annual base salary and target annual incentive bonus.
In the event of termination by death or disability, Mr. Reynolds will receive his annual incentive bonus at the target level pro-rated through the date of termination (which amount is not disclosed in the table below since it was earned for 2009) and continued group medical, dental, disability and life insurance benefits as are provided to the other Named Executive Officers under the terms of their employment agreements.  Mr. Reynolds also will receive a cash payment equal to any excise taxes imposed by Section 4999 of the Internal Revenue Code due to payments received under the employment agreement or any other payment or benefit from the Company, plus the income taxes payable by him resulting from this cash payment.
The employment agreement contains a noncompetition covenant pursuant to which Mr. Reynolds commits that for a period of two years following his voluntary termination without good reason, he will not perform services for any person or entity selling or distributing electric power or natural gas in Washington, Oregon or Idaho, unless the Company consents in writing.  The Company may enforce this covenant through injunctive relief or other appropriate remedies. The employment agreement also contains an indemnification clause in favor of Mr. Reynolds.  The Company commits to defend, indemnify and hold harmless Mr. Reynolds from all liabilities in connection with his service.  As part of that commitment, the Company will cover him under the Company’s directors’ and officers’ liability insurance for six years following his termination of employment.
Under Mr. Reynolds’ employment agreement, “cause” and “good reason” have the following meanings:

Cause means willfully engaging in illegal or grossly wrongful misconduct that results in financial detriment materially and demonstrably injurious to the Company. Cause does not include any act or omission believed to be in good faith and in the best interests of the Company.

Good Reason includes the following actions by the Company: (i) assigning duties inconsistent with, or taking actions in diminution of, Mr. Reynolds’ position (including status, offices, titles and reporting requirements), authority, duties or responsibility under the employment agreement; (ii) failing to comply with the provisions of the employment agreement; (iii) requiring that Mr. Reynolds be based at any location other than the Company’s corporate headquarters or relocating the corporate headquarters more than 25 miles from Bellevue, Washington; and (iv) failing to assign the employment agreement to a successor or the successor failing to assume and be bound by it explicitly. Good Reason is triggered on a reasonable determination by Mr. Reynolds that any of the above events has occurred.

Employment Agreements with Other Named Executive Officers
In March 2009, PSE entered into Amended and Restated Executive Employment Agreements (Employment Agreements) with each of Mr. Valdman, Mr. Markell, Ms. Harris and Ms. O’Connor (Executives), the terms of which are the same for all four Executives and which amended and restated existing Amended and Restated Change of Control Agreements between the Company and each of the Executives.  The Employment Agreements provide for an employment period of two years after the completion of the merger (Employment Period) and generally provide benefits similar to those provided under the previous Change of Control Agreements.  In the event of termination of employment prior to the second anniversary of the merger or termination of employment within two years of a change in control that follows the Employment Period, an Executive is eligible to receive the payments described below.  A change in control generally means any person (or group of persons) acquires (i) beneficial ownership of more than 55% of the total combined voting power of the Company’s securities outstanding immediately after such acquisition (other than through a registered public offering) or (ii) all or substantially all of the Company’s assets.

Payments upon Involuntary Termination without Cause or for Good Reason
If an Executive’s employment is terminated without cause by the Company or is terminated by the Executive for good reason during the Employment Period, the Executive is eligible to receive the following compensation and benefits:

•	Three times the sum of annual base salary and annual incentive bonus for the year in which termination occurs;

•	Pro-rated annual incentive bonus for the year in which termination occurs (Annual Bonus). Since this amount was earned for 2009, no amount is show in the table below;

•
Supplemental retirement benefit equal to the difference between (x) the actuarial equivalent of the amount the Executive would have received under the Retirement Plan and the SERP had his or her employment continued until the end of the employment period, and (y) the actuarial equivalent of the amount the Executive actually receives or is entitled to receive under the Retirement Plan and SERP;

•
Merger performance bonus equal to the amount the Executive would have received had his or her employment continued until each of the first and second anniversaries of the merger.  In the event of termination after the first anniversary of the merger but on or prior to the second anniversary of the merger, the Executive is eligible to receive the merger performance bonus that would have been payable as of the second anniversary; and

•
Continued group medical, dental, disability and life insurance benefits to the Executive and his or her family.  Benefits will be paid by the Company while the Executive is eligible for COBRA and thereafter by reimbursement of payments made by the Executive for such coverage (including related tax amounts), except that if the Executive becomes re-employed with another employer and is eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits under the Employment Agreement will become secondary to those provided by the other employer (the foregoing benefit is referred to as Health and Welfare Benefit Continuation).

Under the Employment Agreements, “cause” and “good reason” have the following meanings:

Cause generally means (i) the willful and continued failure by the Executive to substantially perform the Executive’s duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness) for a period of 30 days after written notice of demand for substantial performance has been delivered to the Executive or (ii) the Executive’s willfully engaging in gross misconduct materially and demonstrably injurious to the Company, as determined by the Board after notice to the executive and opportunity for a hearing.  No act or failure to act on the Executive’s part is considered “willful” unless the Executive has acted or failed to act with an absence of good faith and without a reasonable belief that the Executive’s action or failure to act was in the best interests of the Company.

Good Reason generally means (i) the assignment of the Executive to a nonofficer position with the Company, which the parties agree would constitute a material reduction in the Executive’s authority, duties or responsibilities; (ii) a material diminution in the Executive’s total compensation opportunities under the Employment Agreement; (iii) the Company’s requiring the Executive to be based at any location that represents a material change from the Executive’s location in the Seattle/Bellevue metropolitan area, unless the Executive consents to the relocation; or (iv) a material breach of the Employment Agreement by the Company, provided that, in any of the foregoing, the Company has not remedied the alleged violation(s) within 60 days of notice from the Executive.

Payments upon Retirement, Disability or Death
If an Executive’s employment terminates due to voluntary retirement after having attained age 55 with a minimum of five years of service to the Company, a pro-rated Annual Bonus is payable.  The bonus is payable at the time the Executive otherwise would have received the payment had employment continued, based on the Company’s actual achievement of performance goals.
If an Executive’s employment terminates due to disability or death, the Executive is eligible to receive the following compensation and benefits:
•	Pro-rated Annual Bonus; and
•	Health and Welfare Benefit Continuation.

In addition, upon termination for any of the foregoing reasons during the Employment Period, other than by reason of retirement, the Executive is eligible to receive the perquisite of financial planning.
Except as otherwise described above, payments of salary and bonus will be paid after the date of termination, subject to the Executive’s timely execution of a general waiver and release of claims and subject to a six-month delay if required for compliance with Section 409A of the Internal Revenue Code.
The Employment Agreements also contain noncompetition and anti-solicitation provisions that restrict the Executive during the employment period and for twelve months thereafter from, respectively, engaging in activities related to selling or distributing electric power or natural gas in Washington or soliciting others to leave the Company or causing them to be hired from the Company by another entity.   The Employment Agreements contain a non-disparagement clause and a confidentiality clause pursuant to which the Executives must keep confidential all secret or confidential information, knowledge or data relating to the Company and its affiliates obtained during their employment.  The Executives may not disclose any such information, knowledge or data after their respective terminations of employment unless PSE consents in writing or as required by law.
If any payments paid or payable in connection with the merger, whether paid or payable pursuant to the Employment Agreements or otherwise, are characterized as “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code, then the Company will make a cash payment to or on behalf of the Executive equal to any excise taxes imposed by Section 4999 of the Internal Revenue Code on such payments, plus the income taxes payable by him or her resulting from this cash payment.  If a change in control occurs subsequent to the merger while the Company’s stock is not traded on an established securities market or otherwise immediately prior to such change in control, then the Executive will agree to execute a waiver of any “excess parachute payments” that would result from such payments, provided that the Company agrees to seek, but is not required to obtain, shareholder approval of the amount payable in connection with termination of employment, in which case the waived amounts will be restored to the Executive.

Estimated Potential Incremental Payments Upon Termination or Change in Control
The amounts shown in the table below assume that the termination of employment or change in control was effective as of December 31, 2009.  The amounts below are estimates of the incremental amounts that would be paid out to the Named Executive Officer upon a termination of employment or change in control.  Actual amounts payable can only be determined at the time of a termination of employment or change in control.

	Involuntary Termination w/o Cause or for Good Reason		Upon Change in Control	After Change in Control Involuntary Termination w/o Cause or for Good Reason1	Retirement	Disability	Death

Stephen P. Reynolds
Cash Severance (salary and/or annual incentive)		$3,052,500	$--	$--	$--	$--	$--
Long Term Incentive Plan		--	1,402,500	$1,402,500	--	--	--
Benefits (continuation)3		--	--	37,778	--	37,778	37,778
Supplemental Life Insurance		--	--	--	--	--	2,452,500
Excise Tax Gross-Up		--	--	--	--	--	--
Total Estimated Incremental Value		$3,052,500	$1,402,500	$1,440,278	$--	$37,778	$2,490,278

Bertrand A. Valdman
Cash Severance (salary and/or annual incentive)	$	n/a	--	$1,896,015	$--	$--	$--
Long Term Incentive Plan		--	$434,503	434,503	--	--	--
Merger Performance Bonus		--	--	790,005	--	--	--
SERP (additional years of credited service)2		--	--	484,331	--	--	--
Benefits (continuation) 3		n/a	--	44,619	--	44,619	44,619
Supplemental Life Insurance		n/a	--	--	--	--	869,000
Excise Tax Gross-Up		n/a	--	869,071	--	--	--
Total Estimated Incremental Value	$	n/a	$434,503	$4,518,544	$--	$44,619	$913,619

Eric M. Markell
Cash Severance (salary and/or annual incentive)	$	n/a	--	$1,728,000	$--	$--	$--
Long Term Incentive Plan		--	$396,000	396,000	--	--	--
Merger Performance Bonus		--	--	720,000	--	--	--
SERP (additional years of credited service) 2		--	--	581,027	--	--	--
Benefits (continuation) 3		n/a	--	46,454	--	46,454	46,454
Supplemental Life Insurance		n/a	--	--	--	--	792,000
Excise Tax Gross-Up		n/a	--	1,014,253	--	--	--
Total Estimated Incremental Value	$	n/a	$396,000	$4,485,734	$--	$46,454	$838,454

Kimberly J. Harris
Cash Severance (salary and/or annual incentive)	$	n/a	--	$1,728,000	$--	$--	$--
Long Term Incentive Plan		--	$396,000	396,000	--	--	--
Merger Performance Bonus		--	--	720,000	--	--	--
SERP (additional years of credited service) 2		--	--	809,891	--	--	--
Benefits (continuation) 3		n/a	--	31,065	--	31,065	31,065
Supplemental Life Insurance		n/a	--	--	--	--	792,000
Excise Tax Gross-Up		n/a	--	913,524	--	--	--
Total Estimated Incremental Value	$	n/a	$396,000	$4,598,480	$--	$31,065	$823,065

Jennifer L. O’Connor
Cash Severance (salary and/or annual incentive)	$	n/a	--	$1,397,250	$--	$--	$--
Long Term Incentive Plan		--	$294,975	294,975	--	--	--
Merger Performance Bonus		--	--	621,000	--	--	--
SERP (additional years of credited service) 2		n/a	--	374,996	--	--	--
Benefits (continuation) 3		n/a	--	39,498	--	39,498	39,498
Supplemental Life Insurance		n/a	--	--	--	--	621,000
Excise Tax Gross-Up		n/a	--	736,180	--	--	--
Total Estimated Incremental Value	$	n/a	$294,975	$3,463,899	$--	$39,498	$660,498
_______________
1
If the termination of employment had been in connection with the merger, the Excise Tax Gross-Up amounts reported above would have been payable.  If the termination of employment had followed a change in control other than the merger, the Named Executive Officers (other than Mr. Reynolds) would not have received an Excise Tax Gross-Up.

2
SERP values are shown as the estimated incremental value that the Named Executive Officer would receive at age 62 as a result of the termination event shown in the column, relative to the vested benefit as of December 31, 2009. These values are based on interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements.

3
Benefits (continuation) reflects the value of continued medical, dental, disability and life insurance benefits as well as financial planning benefit in the amount of $5,000 for each Named Executive Officer, except $2,500 for Ms. O’Connor.

Director Compensation for Fiscal Year 2009
The following table sets forth information regarding compensation for each of the Company’s nonemployee directors for 2009.  The composition of the Board changed effective with the completion of the Company’s merger on February 6, 2009, and the directors named in the table are those persons who received compensation from the Company in 2009 for service as a nonemployee director, whether prior to or following the merger.  Directors who are employed by the Company’s investor-owners are not paid separately for their service and thus are not named in the table below.  The directors who served in 2009 who are employed by the Company’s investor-owners are: Graeme Bevans, Andrew Chapman, Alan James, Alan Kadic, Christopher Leslie, William McKenzie, Lincoln Webb, Mark Wiseman and Mark Wong.
As described in further detail below, the Company’s nonemployee director compensation program in 2009 consisted of quarterly retainer cash fees of $20,000.  Additional quarterly retainer amounts associated with serving as lead director, chairing Board committees and serving on the Audit Committee, and meeting fees were also paid in cash.
Name	Fees Earned or Paid in Cash1	Nonqualified Deferred Compensation Earnings2	Total
William S. Ayer	$163,022	$6,341	$169,363
Phyllis J. Campbell 3	16,964	16,554	33,518
Craig W. Cole 3	16,839	8,838	25,677
Stephen E. Frank 3	12,773	--	12,773
Tomio Moriguchi 3	8,000	12,759	20,759
Dr. Kenneth P. Mortimer 3	16,633	--	16,633
Sally G. Narodick 3	17,250	--	17,250
Herbert B. Simon	114,100	--	114,100
George W. Watson 3	6,811	--	6,811
_______________
1	The amounts in this column reflect director compensation earned and paid in cash including amounts deferred under our Deferred Compensation Plan for Nonemployee Directors.
2	Represents earnings accrued to deferred compensation considered to be above market.
3	These individuals are no longer directors as of December 31, 2009, but served on the Board of Directors through February 6, 2009.

Nonemployee Independent Director Compensation Program.  The 2009 nonemployee independent director compensation program is based on the following principles:  (i) the level of nonemployee director compensation should be based on Board and committee responsibilities and be competitive with comparable companies and (ii) a significant portion of nonemployee director compensation should align director interests with the long-term interests of investors.

The 2009 compensation program for independent nonemployee directors was as follows:

•	A base cash quarterly retainer fee of $20,000
•	$1,600 for attendance at each Board and committee meeting, and $800 for each telephonic meeting lasting 60 minutes or less,

In 2009, nonemployee independent directors were paid the following additional cash quarterly retainer fees:

•	Independent Board Chairman, $10,000
•	Lead independent director, $3,750
•	Chair of the Audit Committee, $2,500
•	Chair of the Compensation and Leadership Development Committee, $2,000
•	Chair of the Governance and Public Affairs Committees, $1,500
•	Each member of the Audit Committee other than the chair, $1,000

Subsequent to the merger, all fees were paid in cash.
All quarterly retainer and meeting attendance fees were paid on the last business day of March, June, September and December. Nonemployee directors were reimbursed for actual travel and out-of-pocket expenses incurred in connection with their services.  Directors who also served as employees of the Company or the Company’s investor-owners did not receive compensation for their service on the Board or any committees.
Nonemployee independent directors are eligible to participate in the Company’s matching gift program on the same terms as all Puget Energy employees.  Under this program, the Company would match up to a total of $300 a year in contributions by a director to non-profit organizations which had an IRS 501(c)(3) tax exempt status and was located in and served the people of PSE’s service territory in Washington State.

Deferral of Compensation.  Prior to the merger, nonemployee directors could defer receipt of all or a part of their quarterly retainer fees that were required to be paid in Puget Energy stock into unfunded deferred stock unit accounts under the Company’s Nonemployee Director Plan.  Deferred stock units earned the equivalent of dividends, which were credited as additional deferred stock units.  Nonemployee directors did not have the right to vote or transfer the deferred stock units.  This plan was terminated concurrent with the merger.
Nonemployee directors could also elect to defer all or a part of their fees payable in cash under the Company's Deferred Compensation Plan for Nonemployee Directors.  Nonemployee directors could allocate these deferrals into one or more “measurement funds,” which included an interest crediting fund, an equity index fund, a bond index fund and, prior to the merger, a Puget Energy stock fund.  Nonemployee directors were permitted to make changes in measurement fund allocations quarterly.
As a result of the delisting of Puget Energy stock following the completion of the merger on February 6, 2009, the Puget Energy stock unit accounts in the Nonemployee Director Plan were transferred as stock accounts to the Company’s Deferred Compensation Plan for Nonemployee Directors, and all amounts allocated to stock accounts in that plan were reallocated to other accounts in accordance with the director’s direction or, if none, into an interest crediting tracking fund.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners
The following tables show the number of shares of common stock beneficially owned as of December 31, 2009 by each person or group that we know owns more than 5.0% of Puget Energy’s and PSE’s common stock.  No director, executive officer or executive officer named in the Summary Compensation Table in Item 11 of Part III of this report owns any of the outstanding shares of common stock of Puget Energy or PSE.  Puget Equico LLC and its affiliates beneficially own 100.0% of the outstanding common stock of Puget Energy.  Puget Energy holds 100.0% of the outstanding common stock of PSE.  Percentage of beneficial ownership is based on 200 shares of Puget Energy common stock and 85,903,791 shares of Puget Sound Energy common stock outstanding as of December 31, 2009.

Beneficial Ownership Table of Puget Energy and PSE
	Number of Beneficially Owned Shares
Name	Puget Energy	PSE
Puget Equico LLC and affiliates	200 1, 2	--
Puget Energy	--	85,903,7913
_______________
1
Information presented above and in this footnote is based on Amendment No. 2 to Schedule 13D/A filed on February 13, 2009 (the Schedule 13D) by Puget Equico LLC (Puget Equico), Puget Intermediate Inc. (Puget Intermediate), Puget Holdings LLC (Puget Holdings and together with Puget Intermediate, the Parent Entities), Macquarie Infrastructure Partners I (formerly MIP Padua Holdings GP) (MIP), Macquarie Infrastructure Partners II (formerly MIP Washington Holdings, L.P.) (MIP II), Macquarie FSS Infrastructure Trust (MFIT), Padua MG Holdings LLC CPP Investment Board (USRE II) Inc. (CPP), 6860141 Canada Inc. as trustee for British Columbia Investment Management Corporation (bcIMC), PIP2PX (Pad) Ltd. And PIP2GV (Pad) Ltd. and together with all the preceding entities other than the Puget Equico and the Parent Entities, the Investors). Puget Equico is a wholly owned subsidiary of Puget Intermediate, Puget Intermediate is a wholly owned subsidiary of Puget Holdings and the Investors are the direct or indirect owners of Puget Holdings.  The Parent Entities and the Investors are the direct or indirect owners of Puget Equico. Although the Parent Entities and the Investors do not own any shares of Puget Energy directly, Puget Equico, the Parent Entities and the Investors may be deemed to be members of a “group,” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. Accordingly, each such entity may be deemed to beneficially own the 200 shares of Puget Energy common stock owned by Puget Equico.  Such shares of common stock constitute 100.0% of the issued and outstanding shares of common stock of Puget Energy.  Under Section 13(d)(3) of the Exchange Act and based on the number of shares outstanding, Puget Equico, the Parent Entities and the Investors may be deemed to have shared power to vote and shared power to dispose of such shares of Puget Energy common stock that may be beneficially owned by Puget Equico.  However, each of Puget Equico, the Parent Entities and the Investors expressly disclaims beneficial ownership of such shares of common stock other than those shares held directly by such entity.  According to the Schedule 13D, as of February 13, 2009:

·The address of the principal office of Puget Holdings is 125 West 55th Street, Level 22, New York, NY 10019.
·The address of the principal office of Puget Intermediate and Puget Equico is The PSE Building, 10885 NE 4th Street, Bellevue, WA 98009.
·The address of the principal office of MIP and MIP II is 125 West 55th Street, Level 22, New York, NY 10019.
·The address of the principal office of MFIT is Level 11, 1 Martin Place, Sydney, Australia NSW 2000.
·The address of the principal office of PMGH is 125 West 55th Street, Level 22, New York, NY 10019.
·The address of the principal office of CPP is One Queen Street East, Suite 2600, P.O. Box 101, Toronto, Ontario, Canada M5C 2W5.
·The address of the principal office of bcIMC is Sawmill Point, Suite 301-2940 Jutland Road, Victoria, British Columbia, Canada V8T 5K6.
·The address of the principal office of PIP2PX and PIP2GV is 340 Terrace Building, 9515-107 Street, Edmonton, Alberta, Canada T5K 2C3.
2
Pursuant to that certain Pledge Agreement dated as of February 6, 2009, made by Puget Equico LLC to Barclays Bank PLC, as collateral agent the outstanding stock of Puget Energy held by Puget Equico was pledged by Puget Equico to secure the obligations of Puget Energy under the Credit Agreement dated as of May 16, 2008 among Puget Merger Sub Inc., as Borrower, Barclays Bank PLC, as Facility Agent, the other agents party thereto, and the lender party thereto (which agreement was subsequently assumed by Puget Energy.

3
Pursuant to that certain Borrower’s Security Agreement dated as of February 6, 2009, the outstanding stock of PSE held by Puget Energy was pledged by Puget Energy to secure its obligations under the Credit Agreement dated as of May 16, 2008 among Puget Merger Sub Inc,. as Borrower, Barclays Bank PLC, as Facility Agent, the other agents party thereto, and the lender party thereto (which agreement was subsequently assumed by Puget Energy.

Equity Compensation Plan Information
In connection with the merger of Puget Energy with Puget Holdings, which was completed on February 6, 2009, all compensation plans under which equity securities were authorized for issuance have been terminated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons
Our Boards of Directors have adopted a written policy for the review and approval or ratification of related person transactions.  Under the policy, our directors and executive officers are expected to disclose to our Chief Compliance Officer the material facts of any transaction that could be considered a related person transaction promptly upon gaining knowledge of the transaction.  A related person transaction is generally defined as any transaction required to be disclosed under Item 404(a) of Regulation S-K, the SEC’s related person transaction disclosure rule.

Any transaction reported to the Chief Compliance Officer will be reviewed according to the following procedures:

•
If the Chief Compliance Officer determines that disclosure of the transaction is not required under the SEC’s related person transaction disclosure rule, the transaction will be deemed approved and will be reported to the Audit Committee.

•
If disclosure is required, the Chief Compliance Officer will submit the transaction to the Chair of the Audit Committee who will review and, if authorized, will determine whether to approve or ratify the transaction.  The Chair is authorized to approve or ratify any related person transaction involving an aggregate amount of less than $1.0 million or when it would be impracticable to wait for the next Audit Committee meeting to review the transaction.

•	If the transaction is outside the Chair’s authority, the Chair will submit the transaction to the Audit Committee for review and approval or ratification.

When determining whether to approve or ratify a related person transaction, the Chair of the Audit Committee or the Audit Committee, as applicable, will review relevant facts regarding the related person transaction, including:

•	The extent of the related person’s interest in the transaction;
•	Whether the terms are comparable to those generally available in arms’ length transactions; and
•	Whether the related person transaction is consistent with the best interests of the Company.

If any related person transaction is not approved or ratified, the Committee may take such action as it may deem necessary or desirable in the best interests of the Company and its shareholders.
Each of the directors of Puget Energy and PSE (with the exception of Herbert Simon, who only serves on the Board of Directors of PSE) are on the Board of Managers of Puget Holdings, which was a party to that certain merger agreement entered into by Puget Holdings and Puget Energy, pursuant to which Puget Holdings acquired Puget Energy for $30.00 per share.

Board of Directors and Corporate Governance
Independence of the Board
The Boards of Puget Energy and PSE have reviewed the relationships between Puget Energy and PSE (and their respective subsidiaries) and each of their respective directors, including those directors serving prior to the closing of the merger on February 6, 2009.  Based on this review, the Boards have determined that all of the directors serving prior to the closing of the merger, other than Stephen P. Reynolds, Puget Energy’s Chairman, President and CEO, were independent under the New York Stock Exchange (NYSE) corporate governance listing standards and Puget Energy’s Corporate Governance Guideline during that time.  In addition, the Boards have determined that of the members constituting the Boards following the closing of the merger, William S. Ayer (member of the Boards of both Puget Energy and PSE) and Herbert B. Simon (member of the Board of PSE) are independent under the NYSE corporate governance listing standards and also meet the definition of an “Independent Director” under the Company’s Amended and Restated Bylaws.  Under the Amended and Restated Bylaws of Puget Energy and PSE, an Independent Director is a director who: (a) shall not be a member of Puget Holdings (referred to as a Holdings Member) or an affiliate of any Holdings Member (including by way of being a member, stockholder, director, manager, partner, officer or employee of any such member), (b) shall not be an officer or employee of PSE, (c) shall be a resident of the state of Washington, and (d) if and to the extent required with respect to any specific director, shall meet such other qualifications as may be required by any applicable regulatory authority for an independent director or manager.  The Company’s definition of “Independent Director” is available in the Corporate Governance Guidelines at www.pugetenergy.com.
In making these independence determinations, the Boards have established a categorical standard that a director’s independence is not impaired solely as a result of the director, or a company for which the director or an immediate family member of the director serves as an executive officer, making payments to PSE for power or natural gas provided by PSE at rates fixed in conformity with law or governmental authority, unless such payments would automatically disqualify the director under the NYSE’s corporate governance listing standards.  The Board has also established a categorical standard that a director’s independence is not impaired if a director is a director, employee or executive officer of another company that makes payments to or receives payments from Puget Energy, PSE or any of their affiliates, for property or services in an amount which is less than the greater of $1.0 million or one percent of such other company’s consolidated gross revenues, determined for the most recent fiscal year.  These categorical standards will not apply, however, to the extent that Puget Energy or PSE would be required to disclose an arrangement as a related person transaction pursuant to Item 404 of Regulation S-K.
The Boards considered all relationships between its directors and Puget Energy and PSE (and there respective subsidiaries), including some that are not required to be disclosed in this report as related-person transactions.  Messrs. Ayer and Simon serve as directors or officers of, or otherwise have a financial interest in, entities that make payments to PSE for energy services provided to those entities at tariff rates established by the Washington Utilities and Transportation Commission.  These transactions fall within the first categorical independence standard described above.  In addition, PSE has entered into transactions with entities for whom Mr. Simon serves as a director or officer, or in which he otherwise has a financial interest, that involve amounts that are less than the greater of $1.0 million or 1% of those entities’ consolidated gross revenues.  These transactions fall within the second categorical standard described above.  Because these relationships either fall within the Board’s categorical independence standards or involve an amount that is not material to Puget Energy or the other entity, the Board has concluded that none of these relationships impair the independence of the applicable directors.

Executive Sessions
Non-management directors meet in executive session on a regular basis, generally on the same date as each scheduled Board meeting.  Mr. Ayer, who is not a member of management, presides over the executive sessions. Interested parties may communicate with the non-management directors of the Board through the procedures described in Item 10 of Part III of this annual report under the section “Communications with the Board.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, for the year ended December 31 were as follows:
	2009		2008
(Dollars in Thousands)	Puget Energy	PSE	Puget Energy	PSE
Audit fees 1	$1,753	$1,632	$1,837	$1,837
Audit related fees 2	207	187	112	112
Tax fees 3	150	100	100	100
Total	$2,110	$1,919	$2,049	$2,049
_______________
1
For professional services rendered for the audit of Puget Energy’s and PSE’s annual financial statements, reviews of financial statements included in the Company’s Forms 10-Q and consents and reviews of documents filed with the Securities and Exchange Commission.  The 2009 fees are estimated and include an aggregate amount of $1.0 million and $0.9 million billed to Puget Energy and PSE, respectively, through December 2009.

2	Consists of employee benefit plan audits and due diligence reviews.
3	Consists of tax consulting and tax return reviews.

The Audit Committee of the Company has adopted policies for the pre-approval of all audit and non-audit services provided by the Company’s independent registered public accounting firm.  The policies are designed to ensure that the provision of these services does not impair the firm’s independence.  Under the policies, unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by an Audit Committee.  In addition, any proposed services exceeding pre-approved cost levels will require specific pre-approval by an Audit Committee.
The annual audit services engagement terms and fees, as well as any changes in terms, conditions and fees relating to the engagement, are subject to specific pre-approval by the Audit Committee.  In addition, on an annual basis, the Audit Committee grants general pre-approval for specific categories of audit, audit-related, tax and other services, within specified fee levels, that may be provided by the independent registered public accounting firm.  With respect to each proposed pre-approved service, the independent registered public accounting firm is required to provide detailed back-up documentation to the Audit Committee regarding the specific services to be provided.  Under the policies, the Audit Committee may delegate pre-approval authority to one or more of their members.  The member or members to whom such authority is delegated shall report any pre-approval decision to the Audit Committee at its next scheduled meeting.  The Audit Committee does not delegate responsibilities to pre-approve services performed by the independent registered public accounting firm to management.
For 2009 and 2008, all audit and non-audit services were pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	Documents filed as part of this report:
1)	Financial Statements
2)	Financial Statement Schedules. Financial Statement Schedules of the Company, as required for the years ended December 31, 2009, 2008 and 2007, consist of the following:

I.	Condensed Financial Information of Puget
II.	Valuation of Qualifying Accounts

3)	Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUGET ENERGY, INC.	PUGET SOUND ENERGY, INC.

/s/ Stephen P. Reynolds	/s/ Stephen P. Reynolds
Stephen P. Reynolds	Stephen P. Reynolds
President and Chief Executive Officer	President and Chief Executive Officer

Date: February 25, 2010	Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
(Puget Energy and PSE unless otherwise noted)

/s/ Stephen P. Reynolds	President and	February 25, 2010
(Stephen P. Reynolds)	Chief Executive Officer

/s/ Eric M. Markell	Executive Vice President and
(Eric M. Markell)	Chief Financial Officer

/s/ James W. Eldredge	Vice President, Controller
(James W. Eldredge)	and Chief Accounting Officer

/s/ William S. Ayer	Chairman and Director
(William S. Ayer)

/s/ Graeme Bevans	Director
(Graeme Bevans)

/s/ Andrew Chapman	Director
(Andrew Chapman)

/s/ Alan W. James	Director
(Alan W. James)

/s/Alan Kadic	Director
(Alan Kadic)

/s/ Christopher J. Leslie	Director
(Christopher J. Leslie)

/s/ William R. McKenzie	Director
(William R. McKenzie)

/s/ Chris Trumpy	Director
(Chris Trumpy)

/s/ Mark Wiseman	Director
(Mark Wiseman)

/s/ Mark Wong	Director
(Mark Wong)

/s/ Herbert B. Simon	Director of PSE only
(Herbert B. Simon)

EXHIBIT INDEX

Certain of the following exhibits are filed herewith.  Certain other of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference.

	2.1
Agreement and Plan of Merger, dated October 25, 2007, by and among Puget Energy, Inc., Padua Holdings LLC, Padua Intermediate Holdings Inc. and Padua Merger Sub Inc. (incorporated herein by reference to Exhibit 2.1 to Puget Energy’s Current Report on Form 8-K, dated October 25, 2007, Commission File No. 1-16305).

	3(i).1	Amended Articles of Incorporation of Puget Energy (incorporated herein by reference to Exhibit 3.1 to Puget Energy’s Current Report on Form 8-K, dated February 6, 2009, Commission File No. 1-16305).
	3(i).2
Amended and Restated Articles of Incorporation of Puget Sound Energy, Inc. (incorporated herein by reference to Exhibit 3.2 to Puget Sound Energy’s Current Report on Form 8-K, dated February 6, 2009, Commission File No. 1-4393).

	3(ii).1	Amended and Restated Bylaws of Puget Energy dated February 6, 2009 (incorporated herein by reference to Exhibit 3.3 to Puget Energy’s Current Report on Form 8-K, Commission File No. 1-16305).
	3(ii).2
Amended and Restated Bylaws of Puget Sound Energy, Inc. dated February 6, 2009 (incorporated herein by reference to Exhibit 3.4 to Puget Sound Energy’s Current Report on Form 8-K, Commission File No. 1-4393).

	4.1
Indenture between Puget Sound Energy, Inc. and U.S. Bank National Association (as successor to State Street Bank and Trust Company) defining the rights of the holders of Puget Sound Energy’s senior notes (incorporated herein by reference to Exhibit 4-a to Puget Sound Energy’s Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 1-4393).

	4.2
First, Second, Third and Fourth Supplemental Indentures defining the rights of the holders of Puget Sound Energy’s senior notes (incorporated herein by reference to Exhibit 4-b to Puget Sound Energy’s Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 1-4393; Exhibit 4.26 to Puget Sound Energy’s Current Report on Form 8-K, dated March 4, 1999, Commission File No. 1-4393; Exhibit 4.1 to Puget Sound Energy’s Current Report on Form 8-K, dated November 2, 2000, Commission File No. 1-4393; and Exhibit 4.1 to Puget Sound Energy’s Current Report on Form 8-K, dated May 28, 2003, Commission File No. 1-4393).

	4.3
Fortieth through Sixtieth Supplemental Indentures defining the rights of the holders of Puget Sound Energy’s Electric Utility First Mortgage Bond (incorporated herein by reference to Exhibits 4.3 through and including 4.23 to Puget Sound Energy’s Registration Statement on Form S-3ASR, filed March 13, 2009, Registration No. 333-157960).

	4.4
Sixty-first through Eighty-seventh Supplemental Indentures defining the rights of the holders of Puget Sound Energy’s Electric Utility First Mortgage Bonds (incorporated herein by reference to Exhibit (4)-j-1 to Registration No. 2-72061; Exhibit (4)-a to Registration No. 2-91516; Exhibit (4)-b to Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393; Exhibits (4)(a) and (4)(b) to Puget Sound Energy’s Current Report on Form 8-K, dated April 22, 1986, Commission File No. 1-4393; Exhibit (4)(b) to Puget Sound Energy’s Current Report on Form 8-K, dated September 5, 1986, Commission File No. 1-4393; Exhibit (4)-b to Puget Sound Energy’s Report on Form 10-Q for the quarter ended September 30, 1986, Commission File No. 1-4393; Exhibit (4)-c to Registration No. 33-18506; Exhibit (4)-b to Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-4393; Exhibit (4)-b to Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393; Exhibits (4)-d and (4)-e to Registration No. 33-45916; Exhibit (4)-c to Registration No. 33-50788; Exhibit (4)-a to Registration No. 33-53056; Exhibit 4.3 to Registration No. 33-63278; Exhibit 4-c to Puget Sound Energy’s Report on Form 10-Q for the quarter ended June 20, 1998, Commission File No. 1-4393; Exhibit 4.27 to Puget Sound Energy’s Current Report on Form 8-K, dated March 4, 1999, Commission File No. 1-4393; Exhibit 4.2 to Puget Sound Energy’s Current Report on Form 8-K, dated November 2, 2000, Commission File No. 1-4393; Exhibit 4.2 to Puget Sound Energy’s Current Report on Form 8-K, dated May 28, 2003, Commission File No. 1-4393; Exhibit 4.28 to Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File No. 1-4393; Exhibit 4.1 to Puget Sound Energy’s Current Report on Form 8-K, dated May 23, 2005, Commission File No. 1-4393; Exhibit 4.30 to Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2005, Commission File No. 1-4393); Exhibit 4.4 to Post-Effective Amendment No. 2 to Puget Sound Energy’s Registration Statement on Form S-3, filed February 9, 2009, Registration No. 333-132497-01; Exhibit 4.1 to Puget Sound Energy’s Current Report on Form 8-K, dated September 13, 2006, Commission File No. 1-4393; Exhibit 4.1 to Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2007, Commission File No. 1-4393; and Exhibit 4.5 to Post-Effective Amendment No. 2 to Puget Sound Energy’s Registration Statement on Form S-3, filed February 9, 2009, Registration No. 333-132497-01); Exhibit 4.1 to Puget Sound Energy’s Current Report on Form 8-K, dated September 8, 2009, Commission File No. 1-4393.

	4.5
Indenture of First Mortgage, dated as of April 1, 1957, defining the rights of the holders of Puget Sound Energy’s Gas Utility First Mortgage Bonds (incorporated herein by reference to Puget Sound Energy’s Registration Statement on Form S-3ASR, filed March 13, 2009, Registration No. 333-157960).

	4.6
First, Sixth, Seventh and Seventeenth Supplemental Indenture to the Gas Utility First Mortgage, dated as of October 1, 1959, August 1, 1966, February 1, 1967, June 1, 1977 and August 9, 1978, respectively (incorporated herein by reference to Exhibits 4.26 through and including 4.30 to Puget Sound Energy's Registration Statement on Form S-3ASR, filed March 13, 2009, Registration No. 333-157960).

	4.7
Twenty-second Supplemental Indenture to the Gas Utility First Mortgage, dated as of July 15, 1986 (incorporated herein by reference to Exhibit 4-B.20 to Washington Natural Gas Company’s Report on Form 10-K for the fiscal year ended September 30, 1986, Commission File No. 0-951).

	4.8
Twenty-seventh Supplemental Indenture to the Gas Utility First Mortgage, dated as of September 1, 1990 (incorporated herein by reference to Exhibit 4.12 to Post-Effective Amendment No. 2 to Puget Sound Energy’s Registration Statement on Form S-3, filed February 9, 2009, Registration No. 333-132497-01).

	4.9
Twenty-eighth through Thirty-sixth Supplemental Indentures to the Gas Utility First Mortgage (incorporated herein by reference to Exhibit 4-A to Washington Natural Gas Company’s Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 0-951; Exhibit 4-A to Washington Natural Gas Company’s Registration Statement on Form S-3, Registration No. 33-49599; Exhibit 4-A to Washington Natural Gas Company’s Registration Statement on Form S-3, Registration No. 33-61859; Exhibit 4.30 to Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 1-4393; Exhibits 4.22 and 4.23 to Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2005, Commission File No. 1-4393; Exhibits 4.22 and 4.23 to Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2007, Commission File No. 1-4393; and Exhibit 4.14 to Post-Effective Amendment No. 2 to Puget Sound Energy’s Registration Statement on Form S-3, filed February 9, 2009, Registration No. 333-132497-01).

	4.10
Unsecured Debt Indenture, dated as of May 18, 2001, between Puget Sound Energy, Inc. and The Bank of New York Trust Company, N.A. (as successor to Bank One Trust Company, N.A.) defining the rights of the holders of Puget Sound Energy’s unsecured debentures (incorporated herein by reference to Exhibit 4.3 to Puget Sound Energy’s Current Report on Form 8-K, dated May 18, 2001, Commission File No. 1-4393).

	4.11
Second Supplemental Indenture to the Unsecured Debt Indenture, dated June 1, 2007, between Puget Sound Energy, Inc. and The Bank of New York Trust Company, N.A. defining the rights of Puget Sound Energy’s Series A Enhanced Junior Subordinated Notes due June 1, 2067 (incorporated herein by reference to Exhibit 4.1 to Puget Sound Energy’s Current Report on Form 8-K, dated May 30, 2007, Commission File No. 1-4393).

	4.12
Form of Replacement Capital Covenant of Puget Sound Energy, Inc. (incorporated herein by reference to Exhibit 4.2 to Puget Sound Energy’s Current Report on Form 8-K, dated May 30, 2007, Commission File No. 1-4393).

	4.13
Pledge Agreement dated March 11, 2003 between Puget Sound Energy, Inc. and Wells Fargo Bank Northwest, National Association, as Trustee (incorporated herein by reference to Exhibit 4.24 to Post-Effective Amendment No. 1 to Puget Sound Energy’s Registration Statement on Form S-3, filed July 11, 2003, Registration No. 333-82940-02).

	4.14
Loan Agreement dated as of March 1, 2003, between the City of Forsyth, Rosebud County, Montana and Puget Sound Energy, Inc. (incorporated herein by reference to Exhibit 4.25 to Post-Effective Amendment No. 1 to Puget Sound Energy’s Registration Statement on Form S-3, filed July 11, 2003, Registration No. 333-82490).

	10.1
First Amendment dated as of October 4, 1961 to Power Sales Contract between Public Utility District No. 1 of Chelan County, Washington and Puget Sound Energy, Inc., relating to the Rocky Reach Project (incorporated herein by reference to Exhibit 10.1 to Puget Sound Energy’s Report on Form 10-Q for the quarter ended March 31, 2009, Commission File No. 1-4393).

	10.2
First Amendment dated February 9, 1965 to Power Sales Contract between Public Utility District No. 1 of Douglas County, Washington and Puget Sound Energy, Inc., relating to the Wells Development (incorporated herein by reference to Exhibit 10.2 to Puget Sound Energy’s Report on Form 10-Q for the quarter ended March 31, 2009, Commission File No. 1-4393).

	10.3
Contract dated November 14, 1957 between Public Utility District No. 1 of Chelan County, Washington and Puget Sound Energy, Inc., relating to the Rocky Reach Project (incorporated herein by reference to Exhibit 10.3 to Puget Sound Energy’s Report on Form 10-Q for the quarter ended March 31, 2009, Commission File No. 1-4393).

	10.4
Power Sales Contract dated as of November 14, 1957 between Public Utility District No. 1 of Chelan County, Washington and Puget Sound Energy, Inc., relating to the Rocky Reach Project (incorporated herein by reference to Exhibit 10.4 to Puget Sound Energy’s Report on Form 10-Q for the quarter ended March 31, 2009, Commission File No. 1-4393).

	10.5
Power Sales Contract dated May 21, 1956 between Public Utility District No. 2 of Grant County, Washington and Puget Sound Energy, Inc., relating to the Priest Rapids Project (incorporated herein by reference to Exhibit 10.5 to Puget Sound Energy’s Report on Form 10-Q for the quarter ended March 31, 2009, Commission File No. 1-4393).

	10.6
First Amendment to Power Sales Contract dated as of August 5, 1958 between Puget Sound Energy, Inc. and Public Utility District No. 2 of Grant County, Washington, relating to the Priest Rapids Development (incorporated herein by reference to Exhibit 10.6 to Puget Sound Energy’s Report on Form 10-Q for the quarter ended March 31, 2009, Commission File No. 1-4393).

	10.7
Power Sales Contract dated June 22, 1959 between Public Utility District No. 2 of Grant County, Washington and Puget Sound Energy, Inc., relating to the Wanapum Development (incorporated herein by reference to Exhibit 10.7 to Puget Sound Energy’s Report on Form 10-Q for the quarter ended March 31, 2009, Commission File No. 1-4393).

	10.8
Agreement to Amend Power Sales Contracts dated July 30, 1963 between Public Utility District No. 2 of Grant County, Washington and Puget Sound Energy, Inc., relating to the Wanapum Development (incorporated herein by reference to Exhibit 10.8 to Puget Sound Energy’s Report on Form 10-Q for the quarter ended March 31, 2009, Commission File No. 1-4393).

	10.9
Power Sales Contract executed as of September 18, 1963 between Public Utility District No. 1 of Douglas County, Washington and Puget Sound Energy, Inc., relating to the Wells Development (incorporated herein by reference to Exhibit 10.9 to Puget Sound Energy’s Report on Form 10-Q for the quarter ended March 31, 2009, Commission File No. 1-4393).

	10.10
Construction and Ownership Agreement dated as of July 30, 1971 between The Montana Power Company and Puget Sound Energy, Inc. (incorporated herein by reference to Exhibit 10.10 to Puget Sound Energy’s Report on Form 10-Q for the quarter ended March 31, 2009, Commission File No. 1-4393).

	10.11
Operation and Maintenance Agreement dated as of July 30, 1971 between The Montana Power Company and Puget Sound Energy, Inc. (incorporated herein by reference to Exhibit 10.11 to Puget Sound Energy’s Report on Form 10-Q for the quarter ended March 31, 2009, Commission File No. 1-4393).

	10.12
Contract dated June 19, 1974 between Puget Sound Energy, Inc. and P.U.D. No. 1 of Chelan County (incorporated herein by reference to Exhibit 10.12 to Puget Sound Energy’s Report on Form 10-Q for the quarter ended March 31, 2009, Commission File No. 1-4393).

	10.13
Transmission Agreement dated April 17, 1981 between the Bonneville Power Administration and Puget Sound Energy, Inc. (Colstrip Project) (incorporated herein by reference to Exhibit (10)-55 to Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).

	10.14
Transmission Agreement dated April 17, 1981 between the Bonneville Power Administration and Montana Intertie Users (Colstrip Project) (incorporated herein by reference to Exhibit (10)-56 to Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).

	10.15
Ownership and Operation Agreement dated as of May 6, 1981 between Puget Sound Energy, Inc. and other Owners of the Colstrip Project (Colstrip 3 and 4) (incorporated herein by reference to Exhibit (10)-57 to Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).

	10.16
Colstrip Project Transmission Agreement dated as of May 6, 1981 between Puget Sound Energy, Inc. and Owners of the Colstrip Project (incorporated herein by reference to Exhibit (10)-58 to Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).

	10.17
Common Facilities Agreement dated as of May 6, 1981 between Puget Sound Energy, Inc. and Owners of Colstrip 1 and 2, and 3 and 4 (incorporated herein by reference to Exhibit (10)-59 to Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).

	10.18
Amendment dated as of June 1, 1968, to Power Sales Contract between Public Utility District No. 1 of Chelan County, Washington and Puget Sound Energy, Inc. (Rocky Reach Project) (incorporated herein by reference to Exhibit (10)-66 to Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).

	10.19
Transmission Agreement dated as of December 30, 1987 between the Bonneville Power Administration and Puget Sound Energy, Inc. (Rock Island Project) (incorporated herein by reference to Exhibit (10)-74 to Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393).

	10.20
Power Sales Agreement between Northwestern Resources (formerly The Montana Power Company) and Puget Sound Energy, Inc. dated as of October 1, 1989 (incorporated herein by reference to Exhibit (10)-4 to Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393).

	10.21
Amendment No. 1 to the Colstrip Project Transmission Agreement dated as of February 14, 1990 among The Montana Power Company, The Washington Water Power Company (Avista), Portland General Electric Company, PacifiCorp and Puget Sound Energy, Inc. (incorporated herein by reference to Exhibit (10)-91 to Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393).

	10.22
Agreement for Firm Power Purchase (Thermal Project) dated December 27, 1990 among March Point Cogeneration Company, a California general partnership comprising San Juan Energy Company, a California corporation; Texas-Anacortes Cogeneration Company, a Delaware corporation; and Puget Sound Energy, Inc. (incorporated herein by reference to Exhibit (10)-4 to Report on Form 10-Q for the quarter ended March 31, 1991, Commission File No. 1-4393).

	10.23
Agreement for Firm Power Purchase dated March 20, 1991 between Tenaska Washington, Inc., a Delaware corporation, and Puget Sound Energy, Inc. (incorporated herein by reference to Exhibit (10)-1 to Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393).

	10.24
Amendment of Seasonal Exchange Agreement, dated December 4, 1991 between Pacific Gas and Electric Company and Puget Sound Energy, Inc. (incorporated herein by reference to Exhibit (10)-107 to Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393).

	10.25
Capacity and Energy Exchange Agreement, dated as of October 4, 1991 between Pacific Gas and Electric Company and Puget Sound Energy, Inc. (incorporated herein by reference to Exhibit (10)-108 to Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393).

	10.26
General Transmission Agreement dated as of December 1, 1994 between the Bonneville Power Administration and Puget Sound Energy, Inc. (BPA Contract No. DE-MS79-94BP93947) (incorporated herein by reference to Exhibit 10.115 to Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-4393).

	10.27
PNW AC Intertie Capacity Ownership Agreement dated as of October 11, 1994 between the Bonneville Power Administration and Puget Sound Energy, Inc. (BPA Contract No. DE-MS79-94BP94521) (incorporated herein by reference to Exhibit 10.116 to Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-4393).

	10.28
Amendment to Gas Transportation Service Contract dated July 31, 1991 between Washington Natural Gas Company and Northwest Pipeline Corporation (incorporated herein by reference to Exhibit 10-E.2 to Washington Natural Gas Company’s Form 10-K for the fiscal year ended September 30, 1995, Commission File No. 1-11271).

	10.29
Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington Natural Gas Company for firm transportation service from Jackson Prairie (incorporated herein by reference to Exhibit 10-P to Washington Natural Gas Company’s Form 10-K for the fiscal year ended September 30, 1994, Commission File No. 1-11271).

	10.30
Product Sales Contract dated December 13, 2001 and Amendment No. 1 thereto, between Public Utility District No. 2 of Grant County, Washington, and Puget Sound Energy, Inc., relating to the Priest Rapids Project (incorporated herein by reference to Exhibit 10-1 to Puget Sound Energy’s Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-4393).

	10.31
Reasonable Portion Power Sales Contract dated December 13, 2001 and Amendment No. 1 thereto, between Public Utility District No. 2 of Grant County, Washington, and Puget Sound Energy, Inc., relating to the Priest Rapids Project (incorporated herein by reference to Exhibit 10-2 to Puget Sound Energy’s Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 1-4393).

	10.32
Additional Products Sales Agreement dated December 13, 2001, and Amendment No. 1 thereto, between Public Utility District No. 2 of Grant County, Washington, and Puget Sound Energy, Inc., relating to the Priest Rapids Project (incorporated herein by reference to Exhibit 10.3 to Puget Sound Energy’s Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 1-4393).

	10.33
Credit Agreement dated as of May 16, 2008 among Puget Merger Sub Inc., as Borrower, Barclays Bank PLC, as Facility Agent, the other agents party thereto, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Puget Energy’s and Puget Sound Energy’s Report on Form 10-Q for the quarter ended September 30, 2009, Commission File Nos. 1-16305 and 1-4393).

	10.34
Credit Agreement dated as of February 6, 2009 among Puget Sound Energy, Inc., as Borrower, Barclays Bank PLC, as Facility Agent, the other agents party thereto, and the lenders party thereto (incorporated herein by reference to Exhibit 10.2 to Puget Energy’s and Puget Sound Energy’s Report on Form 10-Q for the quarter ended September 30, 2009, Commission File Nos. 1-16305 and 1-4393).

**	10.35
Employment agreement with S. P. Reynolds, Chief Executive Officer and President, dated January 1, 2002 (incorporated herein by reference to Exhibit 10.104 to the Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Nos. 1-16305 and 1-4393).

**	10.36
First Amendment effective May 12, 2005 to employment agreement with S.P. Reynolds, Chief Executive Officer and President, dated as of January 1, 2002 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated May 12, 2005, Commission File Nos. 1-16305 and 1-4393).

**	10.37
Second Amendment dated February 9, 2006 to employment agreement with S. P. Reynolds, Chief Executive Officer and President, dated as of January 1, 2002 and amended as of May 10, 2005 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 14, 2006, Commission File Nos. 1-16305 and 1-4393).

**	10.38
Third Amendment dated February 28, 2008 to employment agreement with S.P. Reynolds, Chief Executive Officer and President, dated as of January 1, 2002 and amended as of February 9, 2006  (incorporated herein by reference to Exhibit 10.44 to Puget Energy’s Report on Form 10-K for the fiscal year ended December 31, 2007, Commission File No. 1-16305 and 1-4393).

**	10.39
Form of Executive Employment Agreement with Executive Officers (incorporated herein by reference to Exhibit 10.1 to Puget Sound Energy’s Current Report on Form 8-K, dated April 3, 2009, Commission File No. 1-4393).

***	10.40	Waiver of rights to certain payments and other benefits, executed by Stephen P. Reynolds, Chief Executive Officer and President, dated February 25, 2010.
**	10.41
Puget Sound Energy, Inc. Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2009 (incorporated herein by reference to Exhibit 10.39 to Puget Energy’s and Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305 and 1-4393).

**	10.42
Puget Sound Energy, Inc. Amended and Restated Deferred Compensation Plan for Key Employees effective January 1, 2009 (incorporated herein by reference to Exhibit 10.40 to Puget Energy’s and Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305 and 1-4393).

**	10.43
Puget Sound Energy, Inc. Amended and Restated Deferred Compensation Plan for Nonemployee Directors effective January 1, 2009 (incorporated herein by reference to Exhibit 10.41 to Puget Energy’s and Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305 and 1-4393).

**	10.44
Summary of Director Compensation (incorporated herein by reference to Exhibit 10.51 to Puget Energy’s and Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2006, Commission File No. 1-16305 and 1-4393).

**	10.45
Form of Amended and Restated Change of Control Agreement between Puget Sound Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated February 14, 2006, Commission File Nos. 1-4393).

**	10.46
Puget Sound Energy, Inc. Supplemental Death Benefit Plan for Executive Employees, effective October 1, 2000, as amended (incorporated herein by reference to Exhibit 10.45 to Puget Energy’s and Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305 and 1-4393).

**	10.47
Puget Sound Energy, Inc. Supplemental Death Benefit Plan for Executive Employees, effective January 1, 2002, as amended (incorporated herein by reference to Exhibit 10.46 to Puget Energy’s and Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305 and 1-4393).

**	10.48
Puget Sound Energy, Inc. Supplemental Disability Plan for Executive Employees, effective October 1, 2000, as amended (incorporated herein by reference to Exhibit 10.47 to Puget Energy’s and Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305 and 1-4393).

**	10.49
Puget Sound Energy, Inc. Supplemental Death Benefit Plan for Executive Employees, effective November 1, 2007, as amended (incorporated herein by reference to Exhibit 10.48 to Puget Energy’s and Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305 and 1-4393).

*	12.1	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2005 through 2009).
*	12.2	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2005 through 2009).
*	21.1	Subsidiaries of Puget Energy, Inc.
*	21.2	Subsidiaries of Puget Sound Energy, Inc.
*	23.1	Consent of PricewaterhouseCoopers LLP.
*	31.1	Certification of Puget Energy, Inc. - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Stephen P. Reynolds.
*	31.2	Certification of Puget Energy, Inc. - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Eric M. Markell.
*	31.3	Certification of Puget Sound Energy, Inc. - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Stephen P. Reynolds.
*	31.4	Certification of Puget Sound Energy, Inc. – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Eric M. Markell.
*	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Stephen P. Reynolds.
*	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Eric M. Markell.
	99.1
Washington Commission Order (incorporated herein by reference to Exhibit 99.1 to Puget Energy’s and Puget Sound Energy’s Current Report on Form 8-K, dated December 30, 2008, Commission File Nos. 1-16305 and 1-4393).

*	Filed herewith.
**	Management contract or compensating plan or arrangement.
***	Management contract or compensating plan or arrangement filed herewith.