Form 10-Q
period 2010-05-04
PUGET SOUND ENERGY INC; PUGET ENERGY INC /WA
filed 2010-05-05
CIK 81100, 1085392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Table of Contents

Definitions
Filing Format
Forward-Looking Statements

Part I.	Financial Statements

Puget Energy, Inc.
Consolidated Statements of Income – Three Months Ended March 31, 2010, February 6, 2009 to March 31, 2009 (Successor) and January 1, 2009 to February 5, 2009 (Predecessor)
Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2010, February 6, 2009 to March 31, 2009 (Successor) and January 1, 2009 to February 5, 2009 (Predecessor)
Consolidated Balance Sheets – March 31, 2010 and December 31, 2009
Consolidated Statement of Cash Flows – Three Months Ended March 31, 2010, February 6, 2009 to March 31, 2009 (Successor) and January 1, 2009 to February 5, 2009 (Predecessor)

Puget Sound Energy, Inc.
Consolidated Statements of Income – Three Months Ended March 31, 2010 and 2009
Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2010 and 2009
Consolidated Balance Sheets – March 31, 2010 and December 31, 2009
Consolidated Statement of Cash Flows – Three Months Ended March 31, 2010 and 2009

Notes
Combined Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

Exhibit Index

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BPA	Bonneville Power Administration
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
IRP	Integrated Resource Plan
ISDA	International Swaps and Derivatives Association
kW	Kilowatt
kWh	Kilowatt Hour
LIBOR	London Interbank Offered Rate
MMBtus	One Million British Thermal Units
MW	Megawatt (one MW equals one thousand kW)
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NERC	North American Electric Reliability Corporation
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NPNS	Normal Purchase Normal Sale
OCI	Other Comprehensive Income
PCA	Power Cost Adjustment
PGA	Purchased Gas Adjustment
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Equico	Puget Equico LLC
Puget Holdings	Puget Holdings LLC
PURPA	Public Utility Regulatory Policies Act
REP	Residential Exchange Program
VIE	Variable Interest Entity
Washington Commission	Washington Utilities and Transportation Commission
WSPP	Western System Power Pool

FILING FORMAT
This report on Form 10-Q is a Quarterly Report filed separately by two different registrants, Puget Energy, Inc. (Puget Energy) as a voluntary Securities and Exchange Commission (SEC) filer, and Puget Sound Energy, Inc. (PSE).  Any references in this report to the “Company” are to Puget Energy and PSE collectively.

FORWARD-LOOKING STATEMENTS
Puget Energy and PSE include the following cautionary statements in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of Puget Energy or PSE.  This report includes forward-looking statements, which are statements of expectations, beliefs, plans, objectives and assumptions of future events or performance.  Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “future,” “intends,” “plans,” “predicts,” “projects,” “will likely result,” “will continue” or similar expressions identify forward-looking statements.
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
•
Findings of noncompliance with electric reliability standards developed by the North American Electric Reliability Corporation (NERC) or the Western Electricity Coordinating Council (WECC) for users, owners and operators of the power system, which could result in penalties;

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

•	Commodity price risks associated with procuring natural gas and power in wholesale markets or counterparties extending credit to PSE without collateral posting requirements;
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

•	The effect of wholesale market structures (including, but not limited to, regional market designs or transmission organizations) or other related federal initiatives;
•	PSE electric or natural gas distribution system failure, which may impact PSE’s ability to delivery energy supply to its customers;
•	Changes in climate or weather conditions in the Pacific Northwest, which could have effects on customer usage and PSE’s revenues and expenses;
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

Any forward-looking statement speaks only as of the date on which such statement is made and except as required by law, Puget Energy and PSE undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  You are also advised to consult Item 1A –“Risk Factors” in the Company’s most recent annual report on Form 10-K.

PART I                FINANCIAL INFORMATION

Item 1.                  Financial Statements
PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2010	February 6, 2009 – March 31, 2009	January 1, 2009 – February 5, 2009
Operating revenues:
Electric	$554,635	$386,612	$213,618
Gas	322,405	316,435	190,001
Other	1,166	795	94
Total operating revenues	878,206	703,842	403,713
Operating expenses:
Energy costs:
Purchased electricity	254,163	169,416	90,737
Electric generation fuel	56,245	36,166	11,961
Residential exchange	(22,462)	(19,862)	(12,542)
Purchased gas	176,864	199,138	120,925
Net unrealized (gain) loss on derivative instruments	60,648	(12,118)	3,867
Utility operations and maintenance	116,179	77,243	37,650
Non-utility expense and other	3,602	2,471	112
Merger and related costs	--	2,479	44,324
Depreciation	70,528	44,222	21,773
Amortization	15,468	10,397	4,969
Conservation amortization	18,153	13,237	7,592
Taxes other than income taxes	83,415	64,407	36,935
Total operating expenses	832,803	587,196	368,303
Operating income	45,403	116,646	35,410
Other income (deductions):
Other income	12,000	6,279	3,653
Other expense	(989)	(7,073)	(369)
Interest charges:
AFUDC	2,750	1,331	350
Interest expense	(82,713)	(43,151)	(17,291)
Income from continuing operations before income taxes	(23,549)	74,032	21,753
Income tax (benefit) expense	(4,358)	21,972	8,997
Net income (loss)	$(19,191)	$52,060	$12,756

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2010	February 6, 2009 – March 31, 2009	January 1, 2009 – February 5, 2009
Net income (loss)	$(19,191)	$52,060	$12,756
Other comprehensive income:
Net unrealized loss on interest rate swaps during the period, net of tax of $(9,394), $(14,438) and $0, respectively	(17,446)	(26,813)	--
Reclassification of net unrealized loss on interest rate swaps during the period, net of tax of $2,987, $1,720 and $0, respectively	5,547	3,194	--
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(453), $0 and $170, respectively	(841)	--	315
Net unrealized loss on energy derivative instruments during the period, net of tax of $0, $(16,060) and $(13,010), respectively	--	(29,826)	(24,162)
Reclassification of net unrealized loss on energy derivative instruments settled during the period, net of tax of $531, $434 and $2,428, respectively	987	805	4,509
Amortization of financing cash flow hedge contracts to earnings, net of tax of $0, $0 and $15, respectively	--	--	26
Other comprehensive income (loss)	(11,753)	(52,640)	(19,312)
Comprehensive income (loss)	$(30,944)	$(580)	$(6,556)

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2010	December 31, 2009
Utility plant (including construction work in progress of $358,322 and $358,732, respectively):
Electric plant	$4,746,181	$4,705,900
Gas plant	2,025,278	1,995,219
Common plant	302,525	284,758
Less: Accumulated depreciation and amortization	(283,603)	(185,474)
Net utility plant	6,790,381	6,800,403
Other property and investments:
Goodwill	1,656,513	1,656,513
Investment in Bonneville Exchange Power contract	25,568	26,450
Other property and investments	126,605	127,073
Total other property and investments	1,808,686	1,810,036
Current assets:
Cash and cash equivalents	78,507	78,527
Restricted cash	17,343	19,844
Accounts receivable, net of allowance for doubtful accounts	291,911	320,016
Unbilled revenues	138,663	208,948
Materials and supplies, at average cost	87,421	75,035
Fuel and gas inventory, at average cost	81,749	96,483
Unrealized gain on derivative instruments	16,548	14,948
Income taxes	112,320	134,617
Prepaid expense and other	12,740	13,117
Power contract acquisition adjustment gain	173,101	169,171
Deferred income taxes	64,505	39,977
Total current assets	1,074,808	1,170,683
Other long-term and regulatory assets:
Regulatory assets for deferred income taxes	85,226	89,303
Regulatory asset for PURPA buyout costs	68,779	78,162
Power cost adjustment mechanism	15,824	8,529
Regulatory assets related to power contracts	179,767	210,340
Other regulatory assets	812,005	751,999
Unrealized gain on derivative instruments	5,074	25,459
Power contract acquisition adjustment gain	811,717	865,020
Other	91,994	90,206
Total other long-term and regulatory assets	2,070,386	2,119,018
Total assets	$11,744,261	$11,900,140

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2010	December 31, 2009
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$--	$--
Additional paid-in capital	3,308,957	3,308,957
Earnings reinvested in the business	17,603	91,024
Accumulated other comprehensive income (loss) – net of tax	11,734	23,487
Total common shareholder’s equity	3,338,294	3,423,468
Long-term debt:
PSE first mortgage bonds and senior notes	2,703,860	2,638,860
PSE junior subordinated notes	250,000	250,000
Puget Energy long-term debt	1,154,270	1,151,838
Total long-term debt	4,108,130	4,040,698
Total capitalization	7,446,424	7,464,166
Current liabilities:
Accounts payable	253,039	321,287
Short-term debt	40,000	105,000
Current maturities of long-term debt	267,000	232,000
Accrued expenses:
Purchased gas liability	7,823	49,587
Taxes	83,243	77,302
Salaries and wages	21,626	30,654
Interest	53,847	52,540
Unrealized loss on derivative instruments	261,561	168,783
Power contract acquisition adjustment loss	84,641	94,223
Other	131,633	194,786
Total current liabilities	1,204,413	1,326,162
Long-term and regulatory liabilities:
Deferred income taxes	1,160,323	1,147,667
Unrealized loss on derivative instruments	142,826	89,717
Regulatory liabilities	280,345	261,990
Regulatory liabilities related to power contracts	984,818	1,034,192
Power contract acquisition adjustment loss	96,137	117,272
Other deferred credits	428,975	458,974
Total long-term and regulatory liabilities	3,093,424	3,109,812
Commitments and contingencies
Total capitalization and liabilities	$11,744,261	$11,900,140

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	Successor		Predecessor
	Three Months Ended March 31, 2010	February 6, 2009 – March 31, 2009	January 1, 2009 – February 5, 2009
Operating activities:
Net income	$(19,191)	$52,060	$12,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70,528	44,222	21,773
Amortization	15,468	10,397	4,969
Conservation amortization	18,153	13,237	7,592
Deferred income taxes and tax credits, net	(2,758)	26,085	(512)
Amortization of gas pipeline capacity assignment	(2,129)	(1,517)	(791)
Non cash return on regulatory assets	(2,396)	(1,579)	(800)
Net unrealized loss (gain) on derivative instruments	60,648	(12,118)	3,867
Power cost adjustment mechanism	(7,295)	(13)	(7)
Deferred regulatory costs for generation facilities	(9,084)	(2,006)	(3,443)
Pension funding	(6,500)	--	--
Change in residential exchange program	1,773	4,403	1,927
Derivative contracts classified as financing activities due to merger	158,770	147,704	--
Other	23,796	31,669	5,237
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	98,391	74,465	(31,332)
Materials and supplies	(12,386)	117	(3,388)
Fuel and gas inventory	14,733	24,866	7,605
Income taxes	22,297	(19,639)	18,277
Prepayments and other	26	(19,319)	(3,295)
Purchased gas payable	(41,764)	19,121	1,711
Accounts payable	(33,780)	(152,305)	(40,203)
Taxes payable	5,941	22,795	(3,340)
Accrued expenses and other	(1,548)	(43,432)	59,172
Net cash provided by operating activities	351,693	219,213	57,775
Investing activities:
Construction expenditures – excluding equity AFUDC	(184,424)	(129,777)	(49,531)
Energy efficiency expenditures	(25,686)	(11,652)	(4,918)
Treasury grant payment received	28,675	--	--
Restricted cash	2,501	2,911	(10)
Other	2,927	4,001	959
Net cash used in investing activities	(176,007)	(134,517)	(53,500)
Financing activities:
Change in short-term debt and leases, net	(65,059)	113,809	(151,800)
Dividends paid	(54,230)	(68,594)	--
Long-term notes and bonds issued	325,000	50,211	250,000
Redemption of preferred stock	--	--	(1,889)
Redemption of bonds and notes	(225,000)	(150,000)	--
Derivative contracts classified as financing activities due to merger	(158,770)	(147,704)	--
Issuance costs of bonds and other	2,353	(13,337)	7,133
Net cash (used in) provided by financing activities	(175,706)	(215,615)	103,444
Net increase (decrease) in cash and cash equivalents	(20)	(130,919)	107,719
Cash and cash equivalents at beginning of year	78,527	231,961	38,526
Cash and cash equivalents at end of year	$78,507	$101,042	$146,245
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$66,345	$44,286	$1,239
Cash payments (refunds) for income taxes	(22,513)	(271)	--

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31
	2010	2009
Operating revenues:
Electric	$554,635	$600,230
Gas	322,405	506,436
Other	1,166	889
Total operating revenues	878,206	1,107,555
Operating expenses:
Energy costs:
Purchased electricity	254,307	260,249
Electric generation fuel	56,245	48,127
Residential exchange	(22,462)	(32,404)
Purchased gas	176,864	320,063
Net unrealized (gain) loss on derivative instruments	113,017	2,330
Utility operations and maintenance	116,179	114,893
Non-utility expense and other	1,476	1,307
Merger and related costs	--	27,563
Depreciation	70,528	65,995
Amortization	15,468	15,366
Conservation amortization	18,153	20,829
Taxes other than income taxes	83,415	101,343
Total operating expenses	883,190	945,661
Operating income:	(4,984)	161,894
Other income (deductions):
Other income	12,000	9,932
Other expense	(989)	(2,443)
Interest charges:
AFUDC	2,750	1,681
Interest expense	(61,622)	(52,576)
Interest expense on Puget Energy note	(62)	(73)
Income before income taxes	(52,907)	118,415
Income tax (benefit) expense	(14,633)	33,438
Net income (loss)	$(38,274)	$84,977

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31
	2010	2009
Net income (loss)	$(38,274)	$84,977
Other comprehensive income (loss):
Net unrealized gain from pension and postretirement plans, net of tax of $291 and $509, respectively	539	945
Net unrealized gain (loss) on energy derivative instruments during the period, net of tax of $26 and $(36,911), respectively	49	(68,549)
Reclassification of net unrealized loss on energy derivative instruments settled during the period, net of tax of $10,238 and $7,521, respectively	19,014	13,967
Amortization of financing cash flow hedge contracts to earnings, net of tax of $43 and $43, respectively	80	80
Other comprehensive income (loss)	19,682	(53,557)
Comprehensive income (loss)	$(18,592)	$31,420

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
ASSETS

	March 31, 2010	December 31, 2009
Utility plant: (at original cost, including construction work in progress of $358,322 and $358,732, respectively)
Electric plant	$7,090,363	$7,046,379
Gas plant	2,660,819	2,637,003
Common plant	548,694	539,296
Less: Accumulated depreciation and amortization	(3,536,523)	(3,453,165)
Net utility plant	6,763,353	6,769,513
Other property and investments:
Investment in Bonneville Exchange Power contract	25,568	26,450
Other property and investments	115,744	116,267
Total other property and investments	141,312	142,717
Current assets:
Cash and cash equivalents	78,428	78,407
Restricted cash	17,343	19,844
Accounts receivable, net of allowance for doubtful accounts	292,019	320,065
Unbilled revenues	138,663	208,948
Materials and supplies, at average cost	78,348	64,604
Fuel and gas inventory, at average cost	78,071	95,813
Unrealized gain on derivative instruments	16,548	14,948
Income taxes	69,556	99,948
Prepaid expenses and other	12,042	12,067
Deferred income taxes	72,515	38,781
Total current assets	853,533	953,425
Other long-term and regulatory assets
Regulatory asset for deferred income taxes	85,226	89,303
Regulatory asset for PURPA buyout costs	68,779	78,162
Power cost adjustment mechanism	15,824	8,529
Other regulatory assets	738,494	665,272
Unrealized gain on derivative instruments	1,027	4,605
Other	107,040	105,045
Total other long-term and regulatory assets	1,016,390	950,916
Total assets	$8,774,588	$8,816,571

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2010	December 31, 2009
Capitalization:
Common shareholder’s equity:
Common stock ($0.01 par value) – 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	2,959,205	2,959,205
Earnings reinvested in the business	219,332	333,128
Accumulated other comprehensive income (loss) – net of tax	(190,438)	(210,120)
Total common shareholder’s equity	2,988,958	3,083,072
Long-term debt:
First mortgage bonds and senior notes	2,703,860	2,638,860
Junior subordinated notes	250,000	250,000
Total long-term debt	2,953,860	2,888,860
Total capitalization	5,942,818	5,971,932
Current liabilities:
Accounts payable	253,039	321,287
Short-term debt	40,000	105,000
Short-term note owed to Puget Energy	22,898	22,898
Current maturities of long-term debt	267,000	232,000
Accrued expenses:
Purchased gas liability	7,823	49,587
Taxes	83,243	77,302
Salaries and wages	21,626	30,654
Interest	50,353	47,154
Unrealized loss on derivative instruments	227,769	137,530
Other	58,885	104,148
Total current liabilities	1,032,636	1,127,560
Long-term liabilities and regulatory liabilities:
Deferred income taxes	1,016,913	996,576
Unrealized loss on derivative instruments	142,826	89,717
Regulatory liabilities	269,669	250,586
Other deferred credits	369,726	380,200
Total long-term liabilities and regulatory liabilities	1,799,134	1,717,079
Commitments and contingencies
Total capitalization and liabilities	$8,774,588	$8,816,571

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31
	2010	2009
Operating activities:
Net income	$(38,274)	$84,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70,528	65,995
Amortization	15,468	15,366
Conservation amortization	18,153	20,829
Deferred income taxes and tax credits, net	(21,237)	26,408
Amortization of gas pipeline capacity assignment	(2,129)	(2,308)
Non cash return on regulatory assets	(2,396)	(2,397)
Net unrealized loss (gain) on derivative instruments	113,017	2,330
Power cost adjustment mechanism	(7,295)	(20)
Deferred regulatory costs for generation facilities	(9,084)	(5,449)
Pension funding	(6,500)	--
Change in residential exchange program	1,773	6,330
Other	20,333	(16,610)
Counterparty collateral deposit	--	(5,268)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	98,331	46,949
Materials and supplies	(13,744)	(4,693)
Fuel and gas inventory	17,742	46,938
Income taxes	30,391	7,046
Prepayments and other	26	(9,865)
Purchased gas payable	(41,764)	20,833
Accounts payable	(33,780)	(101,670)
Taxes payable	5,941	11,530
Accrued expenses and other	(1,244)	6,654
Net cash provided by operating activities	214,256	213,905
Investing activities:
Construction expenditures – excluding equity AFUDC	(184,424)	(179,308)
Energy efficiency expenditures	(25,686)	(16,570)
Treasury grant payment received	28,675	--
Restricted cash	2,501	2,901
Other	2,927	4,960
Net cash used in investing activities	(176,007)	(188,017)
Financing activities:
Change in short-term debt and leases, net	(65,059)	(10,376)
Dividends paid	(75,522)	(67,871)
Issuance of bonds and notes	325,000	250,000
Loan from (payment to) Puget Energy	--	(6,610)
Redemption of trust preferred stock	--	(1,889)
Redemption of bonds and notes	(225,000)	(150,000)
Investment from parent	--	29,616
Issuance cost of bonds and other	2,353	(6,199)
Net cash provided by (used in) financing activities	(38,228)	36,671
Net increase (decrease) in cash and cash equivalents	21	62,559
Cash and cash equivalents at beginning of year	78,407	38,470
Cash and cash equivalents at end of period	$78,428	$101,029
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$53,690	$39,709
Cash payments (refunds) for income taxes	(22,404)	(271)

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Consolidation Policy

Basis of Presentation
Puget Energy, Inc. (Puget Energy) is an energy services holding company that owns Puget Sound Energy, Inc. (PSE).  PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering 6,000 square miles, primarily in the Puget Sound region.  On February 6, 2009, Puget Holdings LLC (Puget Holdings) acquired Puget Energy.  The acquisition of Puget Energy was accounted for in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, “Business Combinations” (ASC 805) as of the date of the merger.  ASC 805 requires the acquirer to recognize and measure identifiable assets acquired and liabilities assumed at fair value as of the merger date.  Puget Energy consolidated financial statements and accompanying footnotes have been segregated to present pre-merger activity as the “Predecessor” Company and post-merger activity as the “Successor” Company.
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
The consolidated financial statements contained in this Form 10-Q are unaudited.  In the respective opinions of the management of Puget Energy and PSE, all adjustments necessary for a fair statement of the results for the interim periods have been reflected and were of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the audited financial statements (and the Combined Notes thereto) included in the combined Puget Energy and PSE Annual Report on Form 10-K for the year ended December 31, 2009.
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
PSE collected Washington State excise taxes (which are a component of general retail rates) and municipal taxes of $67.2 million for the three months ended March 31, 2010, and $85.9 million for the three months ended March 31, 2009.  The Company’s policy is to report such taxes on a gross basis in operating revenues and taxes other than income taxes in the accompanying consolidated statements of income.

Accumulated Other Comprehensive Income (Loss)
The following tables set forth the components of the Company’s accumulated other comprehensive income (loss) at March 31, 2010 and December 31, 2009:

Puget Energy (Dollars in Thousands)	March 31, 2010	December 31, 2009
Net unrealized loss on energy derivatives during the period	$(6,091)	$(7,078)
Net unrealized loss on interest rate swaps	(15,792)	(3,893)
Net unrealized gain and prior service cost on pension plans	33,617	34,458
Total Puget Energy, net of tax	$11,734	$23,487

Puget Sound Energy (Dollars in Thousands)	March 31, 2010	December 31, 2009
Net unrealized loss on energy derivatives during the period	$(64,094)	$(83,158)
Settlement of cash flow hedge contract	(7,496)	(7,574)
Net unrealized loss and prior service cost on pension plans	(118,848)	(119,388)
Total PSE, net of tax	$(190,438)	$(210,120)

(2)	New Accounting Pronouncements

Variable Interest Entities. In December 2009, the FASB issued ASU No. 2009-17, Topic 810, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the FASB ASC for the issuance of pre-codification FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  This standard replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and: (1) the obligation to absorb losses of the entity; or (2) the right to receive benefits from the entity.  An approach that is primarily qualitative is expected to be more effective for identifying which reporting entity has a controlling financial interest in a VIE.  This standard also requires additional disclosures about a reporting entity’s involvement in VIE relationships, which will enhance the information provided to users of financial statements.  The Company adopted the standard in the current period.  There was no impact from adoption.

Fair Value Measurements and Disclosures. In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures About Fair Value Measurements,” which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 2 fair value measurements.   ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  As these new requirements relate solely to disclosures, the adoption of this guidance will not impact the Company’s consolidated financial statements.

(3)	Accounting for Derivative Instruments and Hedging Activities

The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities.  The Company utilizes bank borrowings, commercial paper, and line of credit facilities to meet short-term cash requirements.  These short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable.  The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts.  In February 2009, Puget Energy entered into interest rate swap transactions to hedge the risk associated with the one-month LIBOR floating debt rate.  As of March 31, 2010, Puget Energy had seven interest rate swap contracts outstanding, and PSE did not have any outstanding swap instruments.
As a result of the merger, Puget Energy de-designated its derivative contracts that were designated on PSE’s books as Normal Purchase Normal Sale (NPNS) or cash flow hedges and recorded such contracts at fair value as either assets or liabilities.  Certain contracts meeting the criteria defined in ASC 815, “Derivatives and Hedging” (ASC 815) were subsequently re-designated as NPNS or cash flow hedges.  Therefore, the amount recorded in accumulated other comprehensive income (OCI) at the time of the merger was reflected as goodwill.
PSE employs various portfolio optimization strategies, but is not in the business of assuming risk for the purpose of realizing speculative trading revenues.  The nature of serving regulated electric customers with its wholesale portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks within the sharing mechanism of the Power Cost Adjustment (PCA).  Therefore, wholesale market transactions are focused on balancing PSE’s energy portfolio, reducing costs and risks where feasible and reducing volatility in wholesale costs and margin in the portfolio.  PSE’s energy risk portfolio management function monitors and manages these risks using analytical models and tools.  In order to manage risks effectively, PSE enters into physical and financial transactions which are appropriate for the service territory of PSE and are relevant to its regulated electric and gas portfolios.
On July 1, 2009, Puget Energy and PSE elected to de-designate all energy related derivative contracts that previously had been recorded as cash flow hedges for the purpose of simplifying its financial reporting.  The contracts that were de-designated related to physical electric supply contracts and natural gas swap contracts to fix the price of natural gas for electric generation.  For these contracts and contracts initiated after this date, all future mark-to-market adjustments will be recognized through earnings.  The amount previously recorded in accumulated OCI is transferred to earnings in the same period or periods during which the hedged transaction affected earnings or sooner if management determines that the forecasted transaction is probable of not occurring.  As a result, the Company will likely continue to experience earnings volatility in future periods.
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

 The following tables present the fair values and locations of Puget Energy’s derivative instruments recorded on the balance sheet at March 31, 2010 and December 31, 2009:

Derivatives Designated as Hedging Instruments
	at March 31, 2010		at December 31, 2009
Puget Energy (Dollars in Thousands)	Asset Derivatives 1	Liability Derivatives 2	Asset Derivatives 1	Liability Derivatives 2
Interest rate swaps:
Current	$--	$28,344	$--	$26,844
Long-term	4,047	--	20,854	--
Total derivatives	$4,047	$28,344	$20,854	$26,844

Derivatives Not Designated as Hedging Instruments
	at March 31, 2010		at December 31, 2009
Puget Energy (Dollars in Thousands)	Asset Derivatives 1	Liability Derivatives 2	Asset Derivatives 1	Liability Derivatives 2
Electric portfolio:
Current	$2,789	$128,121	$4,137	$79,732
Long-term	341	104,696	1,003	70,367
Gas portfolio: 3
Current	13,759	105,096	10,811	62,207
Long-term	686	38,130	3,602	19,350
Total derivatives	$17,575	$376,043	$19,553	$231,656
___________
1	Balance sheet location: Unrealized gain on derivative instruments.
2	Balance sheet location: Unrealized loss on derivative instruments.
3
Puget Energy had a derivative liability and an offsetting regulatory asset of $128.8 million at March 31, 2010 and $67.1 million at December 31, 2009 related to financial contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.  All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980, “Regulated Operations,” (ASC 980) due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism.  As the gains and losses on the hedges are realized in future periods, they will be recorded as gas costs under the PGA mechanism.

The following table presents the fair values and locations of PSE’s derivative instruments recorded on the balance sheet at March 31, 2010 and December 31, 2009:

Derivatives Not Designated as Hedging Instruments
	at March 31, 2010		at December 31, 2009
Puget Sound Energy (Dollars in Thousands)	Asset Derivatives 1	Liability Derivatives 2	Asset Derivatives 1	Liability Derivatives 2
Electric portfolio:
Current	$2,789	$122,673	$4,137	$75,323
Long-term	341	104,696	1,003	70,367
Gas portfolio: 3
Current	13,759	105,096	10,811	62,207
Long-term	686	38,130	3,602	19,350
Total derivatives	$17,575	$370,595	$19,553	$227,247
___________
1	Balance sheet location: Unrealized gain on derivative instruments.
2	Balance sheet location: Unrealized loss on derivative instruments.
3
PSE had a derivative liability and an offsetting regulatory asset of $128.8 million at March 31, 2010 and $67.1 million at December 31, 2009 related to financial contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.  All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980 due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism.  As the gains and losses on the hedges are realized in future periods, they will be recorded as gas costs under the PGA mechanism.

For further details regarding the fair value of derivative instruments and their Level categorization please see Note 4 of the notes to the consolidated financial statements.
The following table presents the net unrealized (gains)/losses of Puget Energy’s derivative instruments recorded on statements of income at March 31, 2010 and 2009:

		Successor	Predecessor
	March 31, 2010	February 6, 2009 – March 31, 2009	January 1, 2009 – February 5, 2009
Puget Energy (Dollars in Thousands)	Net Unrealized (Gain)/Loss	Net Unrealized (Gain)/Loss	Net Unrealized (Gain)/Loss
Gas / Power NPNS	$(25,599)	$(20,583)	$--
Gas for power	48,990	5,986	3,696
Power exchange	(927)	(894)	(588)
Power	38,184	4,518	759
Credit reserve	--	(1,145)	--
Total unrealized (gain)/loss	$60,648	$(12,118)	$3,867

The following table presents the net unrealized (gains)/losses of PSE’s derivative instruments recorded on statements of income at March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Puget Sound Energy (Dollars in Thousands)	Net Unrealized (Gain)/Loss	Net Unrealized (Gain)/Loss
Gas for power	$72,205	$654
Power exchange	(927)	(1,463)
Power	41,739	3,106
Credit reserve	--	33
Total unrealized (gain)/loss	$113,017	$2,330

When prices are particularly volatile, as they were in the first quarter 2010, the Company expects to experience potentially significant swings in earnings. Not only were prices extremely volatile in the first quarter, they also trended progressively downward. Power prices over the tenor of PSE’s outstanding derivative contracts were down 12.0% since December 2009, whereas gas prices were down over 24.0%. Most of the derivative losses were attributed to the decline in gas prices. There were several market drivers contributing to the decline in gas prices. Record warm weather during the winter months in the west, combined with significant discoveries in natural gas supply and new technologies available in shale exploration all contributed to increase supply and drive prices down.  Power price declines were mostly attributed to the decline in demand over the winter months as regional winter temperatures were unseasonably warm.

The following tables presents the effect of hedging instruments on Puget Energy’s OCI and statements of income for the three months ended March 31, 2010 and 2009:

Puget Energy Three Month Ended March 31, 2010 (Dollars in Thousands)	Amount of Gain/(Loss) Recognized in OCI on Derivatives 1	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 2	Effective Portion 3		Ineffective Portion and Amount Excluded from Effectiveness Testing 3
Interest rate contracts:	$(17,446)	Interest expense	$8,534		$--
Commodity contracts: Electric derivatives	--	Electric generation fuel	122	Net unrealized gain on derivative instruments	--
Electric derivatives	--	Purchase electricity	1,396	Net unrealized loss on derivative instruments	--
Total	$(17,446)		$10,052		$--
___________
1	On July 1, 2009 all electric and gas related cash flow hedge relationships were de-designated. Subsequent measurements of fair value are recorded through earnings, not OCI.
2	Changes in OCI are reported in after tax dollars.
3	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

Successor February 6, 2009 - March 31, 2009 (Dollars in Thousands)	Amount of Gain/(Loss) Recognized in OCI on Derivatives	Location of Gain/(loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 1,4	Effective Portion 2		Ineffective Portion and Amount Excluded from Effectiveness Testing 2, 3
Interest rate contracts:	$(23,619)	Interest expense	$(4,914)		$--
Commodity contracts: Electric derivatives	(15,378)	Electric generation fuel	(715)	Net unrealized loss on derivative instruments	(85)
Electric derivatives	(13,669)	Purchased electricity	(524)	Net unrealized loss on derivative instruments	(4,408)
Gas derivatives	--	Purchased gas	--	Net unrealized loss on derivative instruments	--
Total	$(52,666)		$(6,153)		$(4,493)

Predecessor January 1, 2009 - February 5, 2009 (Dollars in Thousands)	Amount of Gain/(Loss) Recognized in OCI on Derivatives	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 1,4	Effective Portion 2		Ineffective Portion and Amount Excluded from Effectiveness Testing 2, 3
Interest rate contracts:	$--	Interest expense	$(41)		$--
Commodity contracts: Electric derivatives	(20,791)	Electric generation fuel	(5,003)	Net unrealized loss on derivative instruments	--
Electric derivatives	(3,371)	Purchased electricity	(1,934)	Net unrealized loss on derivative instruments	(986)
Gas derivatives	--	Purchased gas	--	Net unrealized loss on derivative instruments	--
Total	$(24,162)		$(6,978)		$(986)
____________
1	Changes in OCI are reported in after tax dollars.
2	Losses are reported in pre-tax dollars.
3	Ineffective portion of long-term power supply contracts that are designated as cash flow hedges.
4
The balances associated with the components of accumulated other comprehensive income (loss) on Predecessor basis were eliminated as a result of push-down accounting effective February 6, 2009, when the Successor period began.

The following tables presents the effect of hedging instruments on PSE’s OCI and statements of income for the three months ended March 31, 2010 and 2009:

Puget Sound Energy Three Months Ended March 31, 2010 (Dollars in Thousands)	Amount of Gain/(Loss) Recognized in OCI on Derivatives 1	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 2	Effective Portion 3		Ineffective Portion and Amount Excluded from Effectiveness Testing 3
Interest rate contracts:	$--	Interest expense	$(123)		$--
Commodity contracts: Electric derivatives	49	Electric generation fuel	23,262	Net unrealized gain on derivative instruments	--
Electric derivatives	--	Purchase electricity	5,990	Net unrealized loss on derivative instruments	--
Total	$49		$29,129		$--
___________
1	On July 1, 2009 all electric and gas related cash flow hedge relationships were de-designated. Subsequent measurements of fair value are recorded through earnings, not OCI.
2	Changes in OCI are reported in after tax dollars.
3	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

Puget Sound Energy Three Months Ended March 31, 2009 (Dollars in Thousands)	Amount of Gain/(Loss) Recognized in OCI on Derivatives	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 1	Effective Portion 2		Ineffective Portion and Amount Excluded from Effectiveness Testing 2, 3
Interest rate contracts:	$--	Interest expense	$(123)		$--
Commodity contracts: Electric derivatives	(48,487)	Electric generation fuel	(21,488)	Net unrealized loss on derivative instruments	--
Electric derivatives	(19,490)	Purchased electricity	--	Net unrealized loss on derivative instruments	(3,238)
Gas derivatives	--	Purchased gas	--	Net unrealized loss on derivative instruments	--
Total	$(67,977)		$(21,611)		$(3,238)
____________
1	Changes in OCI are reported in after tax dollars.
2	Losses are reported in pre-tax dollars.
3	Ineffective portion of long-term power supply contracts that are designated as cash flow hedges.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings.  PSE expects that $62.4 million of losses in OCI will be reclassified into earnings within the next twelve months.  Puget Energy expects that $33.9 million of losses in OCI will be reclassified into earnings within the next twelve months.  The maximum length of time over which Puget Energy and PSE are hedging their exposure to the variability in future cash flows extends to February 2015 for purchased electricity contracts and to January 2013 for electric generation fuel contracts.  For Puget Energy interest rate swaps, the maximum length extends to February 2014.
The following table presents the effect of Puget Energy’s derivatives not designated as hedging instruments on income during the three months ended March 31, 2010 and 2009:

		Three Months Ended March 31, 2010	Successor February 6, 2009 - March 31, 2009	Predecessor January 1, 2009 – February 5, 2009
Puget Energy (Dollars in Thousands)	Location of Gain/(Loss) in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Commodity contracts:
Electric derivatives	Net unrealized gain/(loss) on derivative instruments	$(86,247)	$(3,303)	$(2,881)
	Electric generation fuel	(24,656)	(6,028)	(863)
	Purchased electricity	(6,723)	(4,910)	(243)
Total		$(117,626)	$(14,241)	$(3,987)
___________
1
Differs from the amount stated in the statements of income as it does not include $25.6 million of amortization expense related to contracts that were recorded at fair value at the time of the merger and subsequently designated as NPNS.

The following table presents the effect of PSE’s derivatives not designated as hedging instruments on income during the three months ended March 31, 2010 and 2009:

		Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Puget Sound Energy (Dollars in Thousands)	Location of Gain/(Loss) in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Commodity contracts:
Electric derivatives	Net unrealized gain/(loss) on derivative instruments	$(113,017)	$--
	Electric generation fuel	(24,656)	908
	Purchased electricity	(6,723)	--
Total		$(144,396)	$908

The Company had the following outstanding commodity contracts as of March 31, 2010:

Puget Energy at March 31, 2010	Number of Units
Derivatives designated as hedging instruments:
Interest rate swaps	$1.483 billion
Derivatives not designated as hedging instruments:
Gas derivatives	287,325,265 MMBtus
Electric generation fuel	90,425,000 MMBtus
Purchased electricity	6,968,021 MWh

Puget Sound Energy at March 31, 2010	Number of Units
Derivatives not designated as hedging instruments:
Gas derivatives 1	287,325,265 MMBtus
Electric generation fuel	90,425,000 MMBtus
Purchased electricity 2	6,742,621 MWh
             __________
1	Gas derivatives are deferred in accordance with ASC 980 due to the PGA mechanism.
2	As of March 31, 2010, there were eight forward contracts in Puget Energy’s portfolio that were not in PSE’s portfolio as a result of the revaluation of NPNS contracts at the merger date.

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposures with one or more counterparties.  If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss.  However, as of March 31, 2010, approximately 99.9% of the Company’s energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies and 0.1% are either rated below investment grade or not rated by rating agencies.  The Company assesses credit risk internally for counterparties that are not rated.
The Company generally enters into the following master agreements: (1) Western Systems Power Pool (WSPP) agreements – standardized power sales contract in the electric industry; (2) International Swaps and Derivatives Association agreements (ISDA) – standardized financial gas and electric contracts; and (3) North American Energy Standards Board agreements (NAESB) – standardized physical gas contracts.  The Company believes that entering into such agreements reduces credit risk exposure because such agreements provide for the netting and offset of monthly payments and, in the event of counterparty default, termination payments.
The Company computes credit reserves at a master agreement level (i.e., WSPP, ISDA, or NAESB) by counterparty.  The Company considers external credit ratings and market factors, such as credit default swaps and bond spreads, in determination of reserves.  The Company recognizes that external ratings may not always reflect how a market participant perceives a counterparty’s risk of default.  The Company uses both default factors published by Standard & Poor’s (S&P) and factors derived through analysis of market risk, which reflect the application of an industry standard recovery rate.  The Company selects a default factor by counterparty at an aggregate master agreement level based on a weighted average default tenor for that counterparty’s deals.  The default tenor is used by weighting fair values and contract tenors for all deals for each counterparty and coming up with an average value.  The default factor used is dependent upon whether the counterparty is in a net asset or a net liability position after applying the master agreement levels.
The Company applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  Moreover, the Company applies its own default factor to compute credit reserves for counterparties that are in a net asset position.  Credit reserves are booked as contract accounts to unrealized gain (loss) positions. As of March 31, 2010, the Company was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the year.  The majority of the Company’s derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council.
The Company enters into energy contracts with various credit risk related contingent features, which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in a net liability position.
The tables below present the fair value of the overall contractual contingent liability positions for the Company’s derivative activity at March 31, 2010:

Puget Energy Contingent Feature (Dollars in Thousands)	Fair Value 1 Liability	Posted Collateral	Contingent Collateral
Credit rating 2	$(41,975)	$--	$41,975
Reasonable grounds for adequate assurance	(71,908)	--	--
Forward value of contract 3	(21,262)	--	--
Total	$(135,145)	$--	$41,975

Puget Sound Energy Contingent Feature (Dollars in Thousands)	Fair Value 1 Liability	Posted Collateral	Contingent Collateral
Credit rating 2	$(36,527)	$--	$36,527
Reasonable grounds for adequate assurance	(71,908)	--	--
Forward value of contract 3	(21,262)	--	--
Total	$(129,697)	$--	$36,527
__________
1
Represents derivative fair values of contracts with contingent features for counterparties in net derivative liability positions at March 31, 2010.  Excludes NPNS, accounts payable and accounts receivable liability.

2	PSE is required to maintain an investment grade credit rating from each of the major credit rating agencies.
3	Collateral requirements may vary, based on changes in forward value of underlying transactions.

(4)	Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” (ASC 820), established a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy defined by ASC 820 are as follows:

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

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.  At each balance sheet date, Puget Energy and PSE perform an analysis of all instruments subject to ASC 820 and include in Level 3 all of those whose fair value is based on significant unobservable inputs.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. If a fair value measurement relies on inputs from different levels of the hierarchy, the entire measurement must be placed based on the lowest level input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  On a daily basis, the Company obtains quoted forward prices for the electric and natural gas market from an independent external pricing service.  These forward price quotes are then used in addition to other various inputs to determine the reported fair values.  Some of the inputs include the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), assumptions for time value, and also the impact of the Company’s nonperformance risk of its liabilities.
As of March 31, 2010, the Company considered the markets for its electric and natural gas Level 2 derivative instruments to be actively traded.  Management’s assessment is based on the trading activity volume in real-time and forward electric and natural gas markets.  The Company regularly confirms the validity of pricing service quoted prices (e.g., Level 2 in the fair value hierarchy) used to value commodity contracts to the actual prices of commodity contracts entered into during the most recent quarter.
The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and the reconciliation of the changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy as of March 31, 2010 and December 31, 2009:

Puget Energy Recurring Fair Value Measures	at Fair Value as of March 31, 2010				at Fair Value as of December 31, 2009
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$--	$156	$2,974	$3,130	$--	$2,469	$2,671	$5,140
Gas derivative instruments	--	13,470	975	14,445	--	14,298	115	14,413
Cash equivalents	49,380	5,467	--	54,847	38,835	5,465	--	44,300
Restricted cash	713	--	--	713	3,305	--	--	3,305
Interest rate derivative instruments	--	4,047	--	4,047	--	20,854	--	20,854
Total assets	$50,093	$23,140	$3,949	$77,182	$42,140	$43,086	$2,786	$88,012
Liabilities:
Electric derivative instruments	$--	$105,198	$127,619	$232,817	$--	$51,099	$99,000	$150,099
Gas derivative instruments	--	138,061	5,165	143,226	--	77,438	4,119	81,557
Interest rate derivative instruments	--	28,344	--	28,344	--	26,844	--	26,844
Total liabilities	$--	$271,603	$132,784	$404,387	$--	$155,381	$103,119	$258,500

		Successor	Predecessor
Puget Energy Level 3 Roll-Forward Net (Liability) (Dollars in Thousands)	Three Months Ended March 31, 2010	For the Period Ended February 6, 2009 – March 31, 2009 1	For the Period Ended January 1, 2009 – February 5, 2009
Balance at beginning of period	$(100,333)	$(185,813)	$(132,256)
Changes during period:
Realized and unrealized energy derivatives
- included in earnings	(69,598)	(16,379)	(627)
- included in other comprehensive income	--	(27,702)	(14,821)
- included in regulatory assets / liabilities	(196)	(3,182)	(1,410)
Purchases, issuances and settlements	7,828	5,788	2,154
Transferred into Level 3	--	(8,610)	--
Transferred out of Level 3	33,464	65,467	8,560
Balance at end of period	$(128,835)	$(170,431)	$(138,400)
___________
1	The beginning balance for the Successor period was adjusted to reflect the impact of certain fair value adjustments from the merger transaction.

Puget Sound Energy Recurring Fair Value Measures	at Fair Value as of March 31, 2010				at Fair Value as of December 31, 2009
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$--	$156	$2,974	$3,130	$--	$2,469	$2,671	$5,140
Gas derivative instruments	--	13,470	975	14,445	--	14,298	115	14,413
Cash equivalents	49,380	5,467	--	54,847	38,835	5,465	--	44,300
Restricted cash	713	--	--	713	3,305	--	--	3,305
Total assets	$50,093	$19,093	$3,949	$73,135	$42,140	$22,232	$2,786	$67,158
Liabilities:
Electric derivative instruments	$--	$99,749	$127,620	$227,369	$--	$46,690	$99,000	$145,690
Gas derivative instruments	--	138,062	5,164	143,226	--	77,438	4,119	81,557
Total liabilities	$--	$237,811	$132,784	$370,595	$--	$124,128	$103,119	$227,247

Puget Sound Energy Level 3 Roll-Forward Net (Liability) (Dollars in Thousands) Three Months Ended March 31	2010	2009
Balance at beginning of period	$(100,333)	$(132,256)
Changes during period:
Realized and unrealized energy derivatives
- included in earnings	(69,598)	(2,350)
- included in other comprehensive income	--	(53,142)
- included in regulatory assets / liabilities	(196)	(7,434)
Purchases, issuances and settlements	7,828	8,144
Transferred into Level 3	--	(3,068)
Transferred out of Level 3	33,464	13,884
Balance at end of period	$(128,835)	$(176,222)

Realized gains and losses on energy derivatives for Level 3 recurring items are included in energy costs in the Company’s income statement under purchased electricity, electric generation fuel or purchased natural gas when settled.
Unrealized gains and losses for Level 3 inputs on energy derivative recurring items are included in the net unrealized (gain)/loss on derivative instruments section in the Company’s income statement and as a net unrealized (gain)/loss on derivative instruments in OCI.  The Company does not believe that the fair values diverge materially from the amounts the Company currently anticipates realizing on settlement or maturity.
Certain energy derivative instruments are classified as Level 3 in the fair value hierarchy because Level 3 inputs are significant to their fair value measurement.  Energy derivatives transferred out of Level 3 represent existing assets or liabilities that were classified as Level 3 at the start of the reporting period for which the lowest significant input became observable during the current reporting period and was transferred into Level 2.  Puget Energy’s energy derivatives transferred out of Level 3 and into Level 2 totaled $33.5 million and $65.4 million for the three months ended March 31, 2010 and 2009, respectively.  PSE’s energy derivatives transferred out of Level 3 and into Level 2 totaled $33.5 million and $10.8 million for the three months ended March 31, 2010 and 2009, respectively.  The Company had no transfers between Level 2 and Level 1 during the three months ended March 31, 2010 or 2009.

(5)	Estimated Fair Value of Financial Instruments

Puget Energy
The following table presents the carrying amounts and estimated fair values of Puget Energy’s financial instruments at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$78,507	$78,507	$78,527	$78,527
Restricted cash	17,343	17,343	19,844	19,844
Notes receivable and other	74,072	74,072	74,063	74,063
Electric derivatives	3,130	3,130	5,140	5,140
Gas derivatives	14,445	14,445	14,413	14,413
Interest rate derivatives	4,047	4,047	20,854	20,854
Financial liabilities:
Short-term debt	$40,000	$40,000	$105,000	$105,000
Junior subordinated notes	250,000	226,155	250,000	232,684
Current maturities of long-term debt (fixed-rate)	267,000	282,154	232,000	234,632
Long-term debt (fixed-rate)	2,703,860	2,873,956	2,638,860	2,815,048
Long-term debt (variable-rate)	1,483,000	1,493,797	1,483,000	1,478,632
Electric derivatives	232,817	232,817	150,099	150,099
Gas derivatives	143,226	143,226	81,557	81,557
Interest rate derivatives	28,344	28,344	26,844	26,844

Puget Sound Energy
The following table presents the carrying amounts and estimated fair values of PSE’s financial instruments at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$78,428	$78,428	$78,407	$78,407
Restricted cash	17,343	17,343	19,844	19,844
Notes receivable and other	74,072	74,072	74,063	74,063
Electric derivatives	3,130	3,130	5,140	5,140
Gas derivatives	14,445	14,445	14,413	14,413
Financial liabilities:
Short-term debt	$40,000	$40,000	$105,000	$105,000
Short-term debt owed by PSE to Puget Energy 1	22,898	22,898	22,898	22,898
Junior subordinated notes	250,000	226,155	250,000	232,684
Current maturities of long-term debt (fixed-rate)	267,000	282,154	232,000	234,632
Non-current maturities of long-term debt (fixed-rate)	2,703,860	2,873,956	2,638,860	2,815,048
Electric derivatives	227,369	227,369	145,690	145,690
Gas derivatives	143,226	143,226	81,557	81,557
___________
1	Short-term debt owed by PSE to Puget Energy is eliminated upon consolidation of Puget Energy.

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

(6)	Financing Arrangements

Financing Program
The Company’s external financing requirements principally reflect the cash needs of its construction program, its schedule of maturing debt and certain operational needs.  PSE anticipates refinancing maturing debt when due with its liquidity facilities and/or the issuance of new long-term debt.  Access to funds depends upon factors such as Puget Energy’s and PSE’s credit ratings, prevailing interest rates and investor receptivity to investing in the utility industry and PSE.

Liquidity Facilities and Commercial Paper
Proceeds from PSE’s short-term borrowings and sales of commercial paper are used to provide working capital and the interim funding of utility construction programs.  Puget Energy and PSE continue to have reasonable access to the capital and credit markets.

Puget Sound Energy Credit Facilities
PSE maintains three committed unsecured revolving credit facilities that provide, in the aggregate, $1.150 billion in short-term borrowing capability which mature concurrently in February 2014.  Such facilities include a $400.0 million credit agreement for working capital needs, a $400.0 million credit facility for funding capital expenditures and a $350.0 million facility to support energy hedging activities.
PSE’s credit agreements contain usual and customary affirmative and negative covenants that, among other things, place limitations on its ability to incur additional indebtedness and liens, issue equity, pay dividends, transact with affiliates and make asset dispositions and investments.  PSE’s credit agreements also contain financial covenants which include: a cash flow interest coverage ratio and to the extent below investment grade, a cash flow to net debt outstanding ratio (each as specified in the facilities).  PSE certifies its compliance with such covenants to participating lenders each quarter.  As of March 31, 2010, PSE was in compliance with all applicable covenants.
These credit facilities contain similar terms and conditions, and are syndicated among numerous committed lenders and financial institutions.  The agreements provide PSE with the ability to borrow at different interest rate options and include variable fee levels.  The bank credit agreements allow PSE to borrow at the bank’s prime rate or to make floating rate advances at the London Interbank Offered Rate (LIBOR) plus a spread that is based upon PSE’s credit rating.  The $400.0 million working capital facility and $350.0 million credit agreement to support energy hedging allow for issuing standby letters of credit up to the entire amount of the credit agreements.  The $400.0 million working capital facility also serves as a backstop for PSE’s commercial paper program.
As of March 31, 2010, PSE had $40.0 million drawn and outstanding under the $400.0 million working capital facility, no debt outstanding under the $350.0 million facility and no amounts drawn and outstanding (under letters of credit) under the $400.0 million capital expenditure facility.
Demand Promissory Note.  On June 1, 2006, PSE entered into a revolving credit facility with its parent, Puget Energy, in the form of a credit agreement and a Demand Promissory Note (Note).  Under the terms of such agreement and Note, PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lowest of the weighted-average interest rate of: (a) PSE’s outstanding commercial paper interest rate or (b) PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at the one-month LIBOR plus 0.25%.  At March 31, 2010, the outstanding balance of the Note was $22.9 million.  The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE’s financial statements.

Puget Energy Credit Facilities
Puget Energy has entered into a $1.225 billion five-year term loan and a $1.0 billion credit facility for funding capital expenditures.  Such loan and facility mature in February 2014.  These credit agreements contain usual and customary affirmative and negative covenants which are similar to PSE’s credit facilities.  Puget Energy’s credit agreements contain financial covenants based on the following three ratios:  cash flow interest coverage, cash flow to net debt outstanding and debt service coverage (cash available for debt service to borrower interest), each as specified in the facilities.  Puget Energy certifies its compliance with such covenants each quarter.  As of March 31, 2010, Puget Energy was in compliance with all applicable covenants.
These facilities contain similar terms and conditions and are syndicated among numerous committed lenders and financial institutions.  The agreements provide Puget Energy with the ability to borrow at different interest rate options and include variable fee levels.  Borrowings may be at the bank’s prime rate or at floating rates based on LIBOR plus a spread that is based upon Puget Energy’s credit rating.  Puget Energy must also pay a commitment fee on the unused portion of the $1.0 billion facility.  The spreads and the commitment fee depend on Puget Energy’s credit ratings.  As of the date of this report, the spread over prime rate is 1.25%, the spread to the LIBOR is 2.25% and the commitment fee is 0.84%.  As of March 31, 2010, the term loan was fully drawn and $258.0 million was outstanding under the $1.0 billion facility.

Long-Term Funding and Restrictive Covenants
Bond Issuances. On March 8, 2010, PSE issued $325.0 million of senior notes, secured by first mortgage bonds.  The notes have a term of 30 years and an interest rate of 5.795%.  Net proceeds from such bond offering were used to replenish funds utilized to redeem a $225.0 million bond which matured on February 22, 2010 and carried a 7.96% interest rate.  Net proceeds were also used to pay down debt under PSE’s capital expenditure credit facility.
On September 11, 2009, PSE issued $350.0 million of senior notes, secured by first mortgage bonds.  The bonds have a term of 30 years and carry a 5.757% interest rate.  Net proceeds from such offering were used to repay short-term debt incurred primarily for early retirement of maturing long-term debt and to fund in part the utility’s capital expenditures.

Dividend Payment Restrictions.  The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At March 31, 2010, approximately $428.5 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
In addition, beginning February 6, 2009, pursuant to the terms of the Washington Utilities and Transportation Commission (Washington Commission) merger order, dividends may not be declared or paid if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  In addition, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or if its credit rating is below investment grade, PSE’s ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than three to one.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities.  Under the credit facilities, PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), such as failure to comply with certain financial covenants.
Puget Energy’s ability to pay dividends to its shareholder is also limited by the merger order issued by the Washington Commission as well as by the terms of its credit facilities.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than two to one.  In accordance with terms of the Puget Energy credit facilities, Puget Energy is limited to paying a dividend within an eight-day period that begins seven days following the delivery of quarterly or annual financial statements to the Facility Agent.  Puget Energy is not permitted to pay dividends during any Event of Default (as defined in the facilities), such as failure to comply with certain financial covenants.  In addition, in order to declare or pay unrestricted dividends, Puget Energy’s interest coverage ratio may not be less than 1.5 to one and its cash flow to net debt outstanding ratio may not be less than 8.25% for the 12 months ending each quarter-end.  Puget Energy is also subject to other restrictions, such as a “lock up” provision that, in certain circumstances such as failure to meet certain cash flow tests, may further restrict Puget Energy’s ability to pay dividends.
At March 31, 2010, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

(7)	Retirement Benefits

PSE has a defined benefit pension plan, covering substantially all PSE employees.  Pension benefits earned are a function of age, salary and years of service.  The Company also maintains a non-qualified supplemental retirement plan (SERP) for certain of its senior management employees.  In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees.  These benefits are provided principally through an insurance company.  The insurance premiums are based on the benefits provided during the year, and are paid primarily by retirees.
The February 6, 2009 merger of Puget Energy with Puget Holdings triggered a new basis of accounting for PSE’s retirement benefit plans in the Puget Energy consolidated financial statements.  Such purchase accounting adjustments associated with the remeasurement of retirement plans are recorded at Puget Energy.

Puget Energy
The following tables summarize Puget Energy’s net periodic benefit cost for the three months ended March 31:

Qualified Pension Benefits		Successor	Predecessor
(Dollars in Thousands)	Three Months Ended March 31, 2010	February 6, 2009 – March 31, 2009	January 1, 2009 – February 5, 2009
Components of net periodic benefit cost:
Service cost	$4,037	$2,267	$1,090
Interest cost	7,032	4,711	2,302
Expected return on plan assets	(8,206)	(5,015)	(3,585)
Amortization of prior service cost	--	--	95
Amortization of net loss (gain)	--	--	269
Net periodic benefit cost (income)	$2,863	$1,963	$171

SERP Pension Benefits		Successor	Predecessor
(Dollars in Thousands)	Three Months Ended March 31, 2010	February 6, 2009 – March 31, 2009	January 1, 2009 – February 5, 2009
Components of net periodic benefit cost:
Service cost	$256	$173	$89
Interest cost	541	396	193
Amortization of prior service cost	--	--	51
Amortization of net loss (gain)	--	--	74
Net periodic benefit cost (income)	$797	$569	$407

Other Benefits		Successor	Predecessor
(Dollars in Thousands)	Three Months Ended March 31, 2010	February 6, 2009 – March 31, 2009	January 1, 2009 – February 5, 2009
Components of net periodic benefit cost:
Service cost	$30	$21	$11
Interest cost	218	162	88
Expected return on plan assets	(124)	(69)	(37)
Amortization of prior service cost	--	--	7
Amortization of net loss (gain)	(2)	--	(15)
Amortization of transition obligation	--	--	4
Net periodic benefit cost (income)	$122	$114	$58

Puget Sound Energy
The following table summarizes PSE’s net periodic benefit cost for the three months ended March 31:

	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2010	2009	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$4,037	$3,271	$256	$267	$30	$32
Interest cost	7,032	6,905	541	579	218	266
Expected return on plan assets	(10,994)	(10,755)	--	--	(124)	(111)
Amortization of prior service cost	185	283	141	154	33	21
Amortization of net loss (gain)	1,706	808	192	221	(119)	(46)
Amortization of transition obligation	--	--	--	--	12	13
Net periodic benefit cost (income)	$1,966	$512	$1,130	$1,221	$50	$175

The Company expects contributions to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2010 to be $12.0 million, $3.0 million and $0.5 million, respectively.  During the three months ended March 31, 2010, contributions by the Company to fund the qualified retirement plan, SERP and the other postretirement plans were $6.5 million, $0.4 million and $0.3 million, respectively.
As a result of the Patient Protection and Affordable Care Act of 2010, PSE recorded a tax expense of $0.8 million related to Medicare D subsidy that PSE receives.  These subsidies have been non-taxable in the past and are now subject to federal income taxes as a result of the legislation after 2012.

(8)	Regulation and Rates

On April 2, 2010, the Washington Commission issued its order in PSE’s consolidated electric and natural gas general rate case filed in May 2009, supplemented by an order of clarification on April 8, 2010 approving a general rate increase for electric customers of 3.7% annually or $74.1 million.  The electric general rate order also created a tariff rider intended to allow PSE to collect in electric rates $52.3 million related to the recovery of certain deferred costs that were part of the general rates and will be fully amortized at the end of 2011.  The natural gas rate increase approved was 0.8% or $10.1 million on an annual basis.  The rate increase for electric and natural gas customers was effective April 8, 2010.  In its order, the Washington Commission approved a weighted cost of capital of 8.1% and a capital structure that included 46.0% common equity with an after-tax return on equity of 10.1%.
As part of the general rate order, the Washington Commission disallowed recovery of a regulatory asset related to the recovery of interest paid to the IRS associated with the loss of the Simplified Service Cost Method (SSCM) deduction.  The Company adopted SSCM in 2001 and claimed tax benefits of $71.4 million before the IRS disallowed the deductions in an audit.  The Company formally appealed the audit resulting in a determination that allowed the Company to reinstate 85% of the audit adjustment.  However, the IRS changed the regulations which required the Company to change from the use of SSCM to the use of a less advantageous method.  As a result, PSE recorded a $6.9 million interest expense adjustment in the first quarter of 2010 reflecting the write-off of the regulatory asset.

(9)	Litigation

Residential Exchange.  PSE is a party to certain agreements with the Bonneville Power Administration (BPA) that provide payments under its residential exchange program (REP) to PSE, which PSE passes through to its residential and small farm electric customers.  PSE has agreements with BPA for REP payments to 2012 and for the period 2012 to 2028.  PSE and other parties have sought United States Court of Appeals for the Ninth Circuit (Ninth Circuit) review regarding BPA’s agreements for REP payments during these periods.  The amounts of REP payments under these agreements and the methods utilized in setting them are subject to Federal Energy Regulatory Commission (FERC) review or judicial review, or both, and are subject to adjustment, which may affect the amount of REP payments made or to be made by BPA to PSE.  It is not clear what impact, if any, these reviews or other REP-related litigation may ultimately have on PSE.

California Regulatory Asset. PSE has held as a regulatory asset a receivable relating to unpaid bills for power sold into the markets maintained by the California Independent System Operator (CAISO).  At March 31, 2010, the net receivable for such sales was $21.2 million.  The collectability is subject to the outcome of the Washington Commission ruling on an accounting petition related to Renewable Energy Credits (RECs) sold to utilities in California.  On October 7, 2009, PSE filed an amended accounting petition requesting that the Washington Commission authorize PSE to defer the net revenues from the sale of RECs and carbon financial instruments (collectively, REC Proceeds) and use the revenues to : (1) provide funding for low income energy efficiency and renewable energy services; (2) credit a portion of the REC Proceeds to the California Receivable; and (3) provide a credit to customers by offsetting the REC Proceeds against a regulatory asset.  A hearing was held in March 2010 for the accounting petition.  A Washington Commission order is anticipated in the second quarter of 2010.

Equilon Litigation.  On April 21, 2010, Equilon Enterprises (dba Shell Oil Products), the owner of an oil refinery in Skagit County, Washington, filed suit against PSE in US District Court in Seattle.  The complaint alleges that PSE violated contractual, legal or regulatory standards in connection with a power outage that occurred on April 23, 2009, and seeks compensation for Equilon’s losses, claimed to exceed $7.0 million.  Western Electricity Coordinating Council (WECC) and North American Electric Reliability Corporation (NERC) previously investigated this event, and concluded that PSE did not violate any mandatory reliability standards.  PSE intends to vigorously defend this litigation but cannot predict the ultimate outcome.

(10)	Variable Interest Entities

In accordance with ASC 810, “Consolidation” (ASC 810), a business entity that has a controlling financial interest in a variable interest entity (VIE) should consolidate the VIE in its financial statements.  A primary beneficiary of a VIE is the variable interest holder that has both power to direct matters that significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits.  The Company enters into a variety of contracts for energy with other counterparties and evaluates all contracts to determine if they are variable interests.  The Company’s variable interests primarily arise through power purchase agreements where it is required to buy all or a majority of generation from a plant at rates set forth in the agreement.
The Company evaluated its power purchase agreements and determined it was not the primary beneficiary of any VIEs.  The Company had previously reported two potentially significant variable interests in prior periods, both entities are qualifying facilities contracts that expire at the end of 2011.  The Company has requested information to the relevant entities; however, they have refused to provide the necessary information to the Company, as they are not required to do so under their contracts.  However, due to the short duration of the remaining life of the contracts, the Company has concluded it is not the primary beneficiary of these entities based on available information.  The Company has no exposure to losses on these contracts and the purchase power expense for the three months ended March 31, 2010 and 2009, the Company paid these entities $47.5 million and $47.4 million, respectively.

(11)	Other

Snoqualmie Falls Project.  Under the Snoqualmie Falls hydroelectric facility’s federal operating license granted by FERC in 2004 and finalized in 2009, PSE is performing a major, three and a half year redevelopment project to upgrade aging energy infrastructure, enhance park and recreation amenities, and preserve cultural and historical artifacts.  This project will enable Snoqualmie Falls to continue to produce clean, renewable energy for decades to come.
The substantial upgrades and enhancements to its power-generating infrastructure will include new generators, water-intake structures, penstocks and flow-control systems at Plant 1 and Plant 2.  The upgrades will boost the project’s authorized output (currently 44 MW) to 54 MW.  Plant 1 is now offline and is expected to return to service in March 2013.  Plant 2 is expected to go offline in June 2010 and return to service in March 2013.  PSE has engaged a general contractor to perform this work on its behalf, pursuant to a guaranteed maximum price construction contract.

IBEW Union Contract.  The International Brotherhood of Electrical Workers (IBEW) contract expired on March 31, 2010.  PSE and the IBEW continue to negotiate a new contract and both parties are working under an extension of the existing contract.

Item 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q.  The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc.’s (Puget Energy) and Puget Sound Energy, Inc.’s (PSE) objectives, expectations and intentions.  Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” "projects," “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements.  However, these words are not the exclusive means of identifying such statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Puget Energy’s and PSE’s actual results could differ materially from results that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this report.  Except as required by law, neither Puget Energy nor PSE undertakes an obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy’s and PSE’s other reports filed with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect Puget Energy’s and PSE’s business, prospects and results of operations.

Overview

Puget Energy is an energy services holding company and all of its operations are conducted through its subsidiary PSE, a regulated electric and natural gas utility company.  PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution, generation and natural gas distribution.  Puget Energy’s business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE.  On February 6, 2009, Puget Holdings LLC (Puget Holdings) completed its merger with Puget Energy.  Puget Holdings is a consortium of long-term infrastructure investors including Macquarie Infrastructure Partners I, Macquarie Infrastructure Partners II, Macquarie Capital Group Limited, Macquarie-FSS Infrastructure Trust, the Canada Pension Plan Investment Board, the British Columbia Investment Management Corporation, and the Alberta Investment Management Corporation (collectively, the Consortium).  As a result of the merger, Puget Energy is a direct wholly owned subsidiary of Puget Equico LLC (Puget Equico), which is an indirect wholly owned subsidiary of Puget Holdings.  In connection with the merger transaction, Puget Energy applied Accounting Standards Codification (ASC) No. 805, “Business Combinations” (ASC 805).  PSE’s basis of accounting will continue to be on a historical basis and PSE’s financial statements will include no purchase accounting adjustments.
PSE generates revenues and cash flow primarily from the sale of electric and natural gas services to residential and commercial customers within a service territory covering approximately 6,000 square miles, principally in the Puget Sound region of the state of Washington.  To meet customer growth, replacement of expiring power contracts and to meet Washington state’s renewable energy portfolio standards, PSE is increasing its energy efficiency programs to reduce the need for additional energy generation, and pursuing additional renewable energy production resources (primarily wind) and base load natural gas-fired generation to meet its needs.  The Company’s external financing requirements principally reflect the cash needs of its construction program, its schedule of maturing debt and certain operational needs.  PSE requires access to bank and capital markets to meet its financing needs.
Energy derivatives had a significant negative impact on the financial statements which caused a net loss for the three months ended March 31, 2010.  Since PSE no longer designates energy derivatives as cash flow hedges as of July 1, 2009, all of the mark-to-market changes are recorded in the income statement.  The forward prices of electricity and natural gas over the tenor of PSE’s outstanding derivative contracts declined 12.0% and 24.0%, respectively, from December 31, 2009 which caused additional losses on energy derivative contracts for the three months ended March 31, 2010.
The number of PSE’s electric and natural gas customers continued to increase in 2010, but at a significantly slower rate.  Electric retail kilowatt sales and gas therm sales for the three months ended March 31, 2010 declined 9.6% and 21.8%, respectively, as compared to the same period in 2009.  The decline in sales volumes in 2010 is due primarily to warmer temperatures and to a lesser extent the impact of PSE’s residential and commercial customer conservation programs, as well as continued effects of weak economic conditions in the Pacific Northwest.  The average temperature in PSE’s service territory during the first three months of 2010 was 46.8 degrees, or 6.2 degrees warmer than the same period in 2009 which was 40.6 degrees.  Normal temperatures for the same period is 43.5 degrees.  The Pacific Northwest also experienced below normal hydroelectric and wind conditions that adversely impacted PSE’s power costs in the first quarter of 2010.  In total, hydroelectric and wind generation decreased by 310,776 megawatt hours (MWhs) or 19.3%.

Factors and Trends Affecting PSE’s Performance.  PSE’s regulatory requirements and operational needs require the investment of substantial capital over the next several years.  Because PSE intends to seek recovery of such investments through the regulatory process, it is substantially dependent upon positive outcomes from that process.  Further, PSE’s financial performance is heavily influenced by general economic conditions in its service territory, which affect customer growth and use per customer and thus utility sales, as well as by the effects of its customers’ conservation investments, which also tend to reduce energy sales.  The principal business, economic and other factors that affect PSE’s operations and financial performance include:

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

Regulation of PSE Rates and Recovery of PSE Costs. The rates that PSE is allowed to charge for its services is the single most important item influencing its financial condition, results of operations and liquidity.  PSE is highly regulated and the rates that it charges its retail customers are determined by the Washington Utilities and Transportation Commission (Washington Commission).  The Washington Commission determines these rates based, to a large extent, on historic test year costs plus weather normalized assumptions about hydro conditions and power costs in the relevant rate year.  Incremental customer growth and sales are typically insufficient to provide for year-to-year cost growth, thus rate increases are required.  If, in a particular rate year, PSE’s costs are higher than what is allowed to be recovered in rates, revenues may not be sufficient to permit PSE to earn its allowed return.  In addition, the Washington Commission determines whether expenses and investments are reasonable and prudent in providing electric and natural gas service.  If the Washington Commission determines that part of PSE’s costs do not meet the standard applied, those costs may be disallowed partially or entirely and not recovered in rates.

Electric Rates
On April 2, 2010, the Washington Commission issued its order in PSE’s consolidated electric rate case filed in May 2009, supplemented by an order of clarification on April 8, 2010 approving a general rate increase for electric customers of 3.7% annually or $74.1 million.  The electric general rate order also created a tariff rider of $52.3 million related to the recovery of certain deferred costs that were part of general rates and will be fully amortized at the end of 2011.  The rate increase for electric customers was effective April 8, 2010.  In its order, the Washington Commission approved a weighted cost of capital of 8.1% and a capital structure that included 46.0% common equity with a return on equity of 10.1%.
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

The following table sets forth electric rate changes that were approved by the Washington Commission and the corresponding impact on PSE’s annual revenues based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenues (Dollars in Millions)
Electric General Rate Case	April 8, 2010	3.7%	$74.1

Gas Rates
On April 2, 2010, the Washington Commission issued its order in PSE’s natural gas general rate case filed in May 2009, approving a general rate increase for natural gas customers to increase rates by 0.8% annually or $10.1 million.  The rate increase for natural gas customers was effective April 8, 2010.  In its order, the Washington Commission approved a weighted cost of capital of 8.1% and a capital structure that included 46.0% common equity with a return on equity of 10.1%.
On May 28, 2009, the Washington Commission approved a Purchased Gas Adjustment (PGA) rate decrease of $21.2 million or 1.8% annually, effective June 1, 2009.  On September 24, 2009, the Washington Commission approved a PGA rate decrease of $198.1 million or 17.1% annually, effective October 1, 2009.  PSE has a PGA mechanism in retail natural gas rates to recover variations in natural gas supply and transportation costs.  Variations in natural gas rates are passed through to customers; therefore, PSE’s net income is not affected by such variations.
The following table sets forth gas rate changes that were approved by the Washington Commission and the corresponding impact to PSE’s annual revenues based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenues (Dollars in Millions)
Gas General Rate Case	April 8, 2010	0.8%	$10.1
Purchased Gas Adjustment	October 1, 2009	(17.1)	(198.1)
Purchased Gas Adjustment	June 1, 2009	(1.8)	(21.2)

Weather Conditions.  Weather conditions in PSE’s service territory have a significant impact on customer energy usage, affecting PSE’s revenues and energy supply expenses.  PSE’s operating revenues and associated energy supply expenses are not generated evenly throughout the year.  While both PSE’s electric and natural gas sales are generally greatest during winter months, variations in energy usage by customers occur from season to season and from month to month within a season, primarily as a result of weather conditions.  PSE normally experiences its highest retail energy sales and, subsequently, higher power costs during the winter heating season in the first and fourth quarters of the year and its lowest sales in the third quarter of the year.  Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult.  PSE reported lower customer usage in the first quarter of 2010 primarily due to Pacific Northwest temperatures averaging 46.8 degrees or 6.2 degrees warmer than the same period in 2009.
Customer Demand. Although, in the long term PSE expects the number of natural gas customers to grow at rates slightly above electric customers, both residential electric and natural gas customers are expected to continue a long-term trend of slow decline of energy usage based on continued energy efficiency improvements and higher retail rates.  The effects of the current recession on Washington’s economy have accelerated a decline in customer usage in the first quarter of 2010.
Access to Debt Capital. PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term debt markets to fund its utility construction program, to meet debt maturing obligations and other capital expenditure requirements not satisfied by cash flow from its capital operations or equity investment from its parent, Puget Energy.  Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade.  However, a ratings downgrade could adversely affect the ability to renew existing, or obtain access to new, credit facilities and could increase the cost of such facilities.  For example, under Puget Energy’s and PSE’s credit facilities, both of which expire in 2014, the borrowing costs and commitment fees increase as their respective credit ratings decline.  If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or acquisitions, including generating capacity, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected.  PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs.
Regulatory Compliance Costs and Expenditures. PSE’s operations are subject to extensive federal, state and local laws and regulations.  Such regulations cover electric system reliability, gas pipeline system safety and energy market transparency, among other areas.  Environmental regulations of air and water quality, hazardous waste disposal and endangered species protection also impact the Company’s operations, as would possible climate change legislation or the regulation of generation by-products, such as coal ash.  PSE must spend significant sums on measures including resource planning, remediation, monitoring, pollution control equipment and emissions-related abatement and fees in order to comply with these regulatory requirements.
Compliance with these or other future regulations, such as those pertaining to climate change and hazardous waste could require significant capital expenditures by PSE and may adversely affect PSE’s financial position, results of operations, cash flows and liquidity.

Other Challenges and Strategies
Energy Supply.  As noted in PSE’s Integrated Resource Plan (IRP) filed with the Washington Commission, PSE projects that future energy needs will exceed current resources from long-term power purchase agreements and Company-controlled power resources.  The IRP identifies reductions in contractual supplies of energy and capacity available under certain long-term power purchase agreements, requiring replacement of supplies to meet projected demands.  Therefore, PSE’s IRP sets forth a multi-part strategy of implementing energy efficiency programs and pursuing additional renewable resources (primarily wind) and the additional base load natural gas-fired generation to meet the growing needs of its customers.  If PSE cannot acquire needed energy supply resources at a reasonable cost, it may be required to purchase additional power in the open market at a cost that could, in the absence of regulatory relief, significantly increase its expenses and reduce earnings and cash flows.
Infrastructure Investment. PSE is investing in its utility infrastructure and customer service functions in order to meet regulatory requirements, serve customers energy needs and replace aging infrastructure.  These investments and operating requirements give rise to significant growth in depreciation expense and operating expense, which are not recovered through the ratemaking process in a timely manner.  This “regulatory lag” is expected to continue for the foreseeable future.
Operational Risks Associated With Generating Facilities. PSE owns and operates coal, natural gas-fired, hydroelectric, wind-powered and oil-fired generating facilities.  Operation of electric generating facilities involves risks that can adversely affect energy output and efficiency levels, including facility shutdowns due to equipment and process failures or fuel supply interruptions.  For example, Colstrip Unit 4 was out of service from March 2009 to the end of October 2009 due to significant repair work to the unit which was discovered during its routine overhaul.  As a result of this outage, PSE incurred higher power costs of approximately $16.9 million from July through October 2009.  PSE does not have business interruption insurance coverage to cover replacement power costs.
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

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this document.  Set forth below is the consolidated financial results of PSE for the three months ended March 31, 2010 and 2009:

Puget Sound Energy (Dollars in Thousands) Three Month Ended March 31	2010	2009	Percent Change
Operating revenues:
Electric
Residential sales	$322,242	$358,784	(10.2)%
Commercial sales	216,202	231,562	(6.6)
Industrial sales	25,443	26,551	(4.2)
Other retail sales, including unbilled revenues	(29,047)	(29,388)	(1.2)
Total retail sales	534,840	587,509	(9.0)
Transportation sales	3,127	2,503	24.9
Sales to other utilities and marketers	17,208	9,351	84.0
Other	(540)	867	(162.3)
Total electric operating revenues	554,635	600,230	(7.6)
Gas
Residential sales	214,165	344,218	(37.8)
Commercial sales	91,590	139,431	(34.3)
Industrial sales	9,219	14,740	(37.5)
Total retail sales	314,974	498,389	(36.8)
Transportation sales	3,375	3,109	8.6
Other	4,056	4,938	(17.9)
Total gas operating revenues	322,405	506,436	(36.3)
Non-utility operating revenues	1,166	889	31.2
Total operating revenues	878,206	1,107,555	(20.7)
Operating expenses:
Energy costs:
Purchased electricity	254,307	260,249	2.3
Electric generation fuel	56,245	48,127	(16.9)
Residential exchange	(22,462)	(32,404)	30.7
Purchased gas	176,864	320,063	44.7
Net unrealized (gain) loss on derivative instruments	113,017	2,330	*
Utility operations and maintenance	116,179	114,893	(1.1)
Non-utility expense and other	1,476	1,307	(12.9)
Merger and related costs	--	27,563	100.0
Depreciation	70,528	65,995	(6.9)
Amortization	15,468	15,366	*
Conservation amortization	18,153	20,829	12.8
Taxes other than income taxes	83,415	101,343	17.7
Total operating expenses	883,190	945,661	6.6
Operating income	(4,984)	161,894	(103.1)
Other income	12,000	9,932	20.8
Other expense	(989)	(2,443)	59.5
Interest expense	(58,934)	(50,968)	15.6
Income before income taxes	(52,907)	118,415	(144.7)
Income tax expense	(14,633)	33,438	143.8
Net income	$(38,274)	$84,977	(145.0)%
__________
*	Not meaningful

Puget Sound Energy

Summary Results of Operations
PSE’s net loss for the three months ended March 31, 2010 was $38.3 million on operating revenues from continuing operations of $878.2 million as compared to net income of $85.0 million on operating revenues from continuing operations of $1.1 billion for the same period in 2009.  Operating revenues include decreases in electric operating revenues and gas operating revenues of $45.6 million and $184.0 million, respectively.  The following are significant factors impacting PSE’s net income:

•
Increase in purchased electricity and electric generation fuel of $2.2 million despite a 9.6% reduction in electric customer retail sales volumes due primarily to warmer temperatures in the Pacific Northwest.  The increase in power costs is due to lower hydroelectric and wind generation which caused an increase of $13.3 million.  Additionally, PSE increased the generation from combustion turbines which resulted in increased natural gas fuel costs.

•
Increase in residential exchange credits for power costs of $9.9 million from the Bonneville Power Administration (BPA), which was a pass-through to PSE customers, reflected as a reduction in PSE electric operating revenues.

•
Increase in net unrealized loss on derivative instruments of $110.7 million primarily due to falling forward market prices of electricity and natural gas on de-designation cash flow hedges related to PSE’s energy contracts.  PSE discontinued cash flow hedge accounting July 1, 2009.

•
Increase in interest expense of $8.0 million primarily due to a $6.9 million write off of a regulatory asset for deferred interest paid to the IRS related to the Simplified Service Cost Method deduction in prior years which was disallowed for the rate of recovery in the general rate case order of April 2, 2010.

The above changes were partially offset by a decrease from one time merger costs of $27.6 million related to the merger of Puget Energy with Puget Holdings.  These costs were primarily related to PSE employee compensation triggered by Puget Energy’s change of control, credit agreement related expenses and the impact of increases in the deferred compensation related liability.

Puget Sound Energy
The following discussion provides the significant items that impact PSE’s results of operations for the three months ended March 31, 2010 and 2009.

Regulated Utility Operating Revenues
Electric Operating Revenues. Electric retail sales decreased $52.7 million, or 9.0%, to $534.8 million from $587.5 million for the three months ended March 31, 2010 as compared to the same period in 2009.  The decrease in retail electricity usage of 602,275 MWhs or 9.6% related to lower customer usage, resulting in a decrease of approximately $56.6 million to electric operating revenue.  The decrease was primarily due to warmer than average temperatures in the current year as compared to the same period in 2009, to a lesser extent PSE’s residential and commercial customer conservation programs and the continued effects of a weak Pacific Northwest economy.  Average temperatures of 46.8 degrees in 2010 were 6.2 degrees warmer than the same period in 2009.  The increase in warmer temperatures translates to a 25.6% decrease in heating degree days (difference in average daily temperature compared to 65 degrees) from the prior year.  Also contributing to the decrease is a $3.6 million decrease related to conservation rider revenues.  This decrease was partially offset by the benefits of the Residential and Farm Energy Exchange Benefit credited to customers which increased electric operating revenues by $10.4 million.  The credit also reduced power costs by a corresponding amount with no impact on earnings.
Sales to other utilities and marketers increased $7.9 million, or 84.0%, to $17.2 million from $9.4 million.  The sales volume increased by 176,658 MWh or 69.3%, which increased revenues by $7.1 million for the three months ended March 31, 2010 as compared to the same period in 2009.  The increase was primarily due to favorable wholesale market conditions that made it cost effective for PSE to generate energy at its company-owned combustion turbine facilities and sell into the wholesale market.  Prices in the wholesale market increased from the prior year which resulted in an increase of $0.8 million.
Gas Operating Revenues.  Gas retail sales decreased $184.4 million, or 36.8%, to $315.0 million from $498.4 million for the three months ended March 31, 2010 as compared to the same period in 2009.  The decrease was primarily due to a 94.6 million or 21.8% decrease in gas therm sales which decreased revenue by $120.0 million and a $69.3 million decrease in gas operating revenues as a result of PGA rate decreases June 1, 2009 and October 1, 2009.  The PGA mechanism passes through to customer increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs.  PSE’s net income is not affected by changes under the PGA mechanism.  The decrease was due primarily to warmer than average temperatures in the Pacific Northwest for the current year as compared to colder than normal temperatures in 2009, and to a lesser extent, the impact of PSE’s residential and commercial customer conservation programs and the continued effects of a weak Pacific Northwest economy.

Operating Expenses
Purchased electricity expenses decreased $5.9 million, or 2.3%, to $254.3 million from $260.3 million for the three months ended March 31, 2010 as compared to the same period in 2009.  This decrease is primarily the result of lower customer usage related to warmer than normal temperatures and a weak economy in the Pacific Northwest.  In addition, higher wholesale market conditions allowed PSE to generate electricity from its natural gas-fired combustion turbine facilities.  PSE purchases less power when the cost of natural gas is lower than the cost of wholesale electricity due to gas-fired generating facilities.  Offsetting the decreases are additional costs related to lower hydroelectric and wind generation.  Hydroelectric and wind generation was lower in the first quarter of 2010 by 310,776 MWhs or 19.3% as a result of less precipitation and wind.
To meet customer demand, PSE economically dispatches resources in its power supply portfolio, such as fossil-fuel generation, owned and contracted hydroelectric capacity and energy and long-term contracted power.  However, depending principally upon availability of hydroelectric energy, plant availability, fuel prices and/or changing load as a result of weather, PSE may purchase or sell power in the wholesale market.  PSE manages its regulated power portfolio through short-term and intermediate-term off-system physical purchases and sales, as well as through other risk management techniques.
Electric generation fuel expense increased $8.1 million, or 16.9%, to $56.3 million from $48.1 million for the three months ended March 31, 2010 as compared to the same period in 2009.  This increase was primarily due to a $7.4 million increase in costs related to higher volumes of electricity generation and natural gas fuel costs at PSE’s combustion turbine facilities.  The increased cost is a result of higher generation from natural gas-fired combustion turbines as a result of lower hydroelectric and wind generation.
Residential exchange credits decreased $9.9 million or 30.7%, to $(22.5) million from $(32.4) million for the three months ended March 31, 2010 as compared to the same period in 2009.  Associated with the BPA Residential Exchange Program (REP), the increase was a result of an agreement with BPA to continue to pass on REP benefits to PSE’s customers.  REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue; thus, it has no impact on net income.
Purchased gas expenses decreased $143.2 million, or 44.7%, to $176.9 million from $320.1 million for the three months ended March 31, 2010 as compared to the same period in 2009.  The decrease was primarily due to a 21.8% decrease in customer usage and gas costs reflected in PGA rates.  The decrease in customer usage was mainly due to warmer than average temperatures in the current year as compared to the same period in 2009, to a lesser extent impact of PSE’s residential and commercial customer conservation programs and the continued effects of a weak Pacific Northwest economy.  The PGA mechanism provides the rates used to determine gas costs based on customer usage.  The rate decrease was the result of declining costs of wholesale natural gas.  The PGA mechanism allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or liability, any natural gas supply and transportation costs that exceed or fall short of this expected gas cost amount in PGA mechanism rates, including accrued interest.  The PGA mechanism payable balance at March 31, 2010 was $7.8 million as compared to $49.6 million at December 31, 2009.  PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances.  A receivable balance in the PGA mechanism reflects an under recovery of market natural gas cost through rates.  A payable balance reflects over recovery of market natural gas cost through rates.
Net unrealized loss on derivative instruments increased $110.7 million to a loss of $113.0 million for the three months ended March 31, 2010 as compared to a loss of $2.3 million during the same period in 2009.  The loss was mainly due to mark-to-market accounting for PSE’s energy derivative contracts which are no longer cash flow hedges.  On July 1, 2009, PSE elected to de-designate its energy derivative contracts previously designated as cash flow hedges.  The contracts that were de-designated were physical electric supply contracts and natural gas swap contracts which were used to fix the price of natural gas for electric generation.  For these contracts, all future mark-to-market accounting impacts will be recognized through earnings.  The amount in accumulated other comprehensive income (OCI) is transferred to earnings when the contracts settle or sooner, if management determines that the forecasted transaction is probable of not occurring.  As a result, PSE will likely continue to experience earnings volatility in future periods.  The mark-to-market accounting was also impacted by declining forward energy prices over the tenor of PSE’s derivative contracts outstanding which decreased by 12.0% related to electricity prices and 24.0% for gas prices as compared to the prior year.  The forward price changes resulted in an additional $39.1 million for purchased electricity hedges and $71.6 million for gas for power hedge contracts.
Merger and related costs associated with the merger with Puget Holdings recorded in the first quarter of 2009 were $27.6 million.  These costs were due to one-time PSE employee compensation costs, termination of credit agreement related expenses, legal fees and deferred compensation liability increases triggered by the merger.  Pursuant to the Washington Commission merger order commitments, PSE did not seek recovery of these costs in retail rates.
Depreciation expense increased $4.6 million or 6.9%, to $86.0 million from $81.4 million for the three months ended March 31, 2010 as compared to the same period in 2009.  This increase was due to additional capital expenditures that were placed into service.
Amortization expense increased $0.1 million which included a benefit related to the deferral of Mint Farm and Wild Horse expansion fixed costs of $1.2 million.  Excluding the benefit of the regulatory deferral, amortization expense would have increased $1.3 million.
Conservation amortization decreased $2.7 million or 12.8% to $18.2 million from $20.8 million for the three months ended March 31, 2010 as compared to the same period in 2009.  The decrease was due to a lower authorized recovery of electric and natural gas conservation expenditures.  Conservation amortization is a pass-through tariff item with no impact on earnings.
Taxes other than income taxes decreased $17.9 million, or 17.7%, to $83.4 million from $101.3 million for the three months ended March 31, 2010 as compared to the same period in 2009.  The decrease was primarily due to a decrease in revenue sensitive taxes.

Interest Expense and Income Tax Expense
Interest expense increased $8.0 million, or 15.6%, to $58.9 million from $50.9 million for the three months ended March 31, 2010 as compared to the same period in 2009.  The increase was primarily due to a $6.9 million write off of a regulatory asset of deferred interest paid to the Internal Revenue Service related to the Simplified Service Cost Method deduction from prior years which was disallowed in the general rate case order of April 2, 2010.
Income tax expense decreased $48.1 million, or 143.8% to a benefit of $(14.6) million from $33.4 million for the three months ended March 31, 2010 as compared to the same period in 2009.  The decrease is primarily related to lower pre-tax income.

Puget Energy

Summary Results of Operations
All the operations of Puget Energy are conducted through its subsidiary PSE.  “Predecessor” refers to the operations of Puget Energy and PSE prior to the consummation of the merger on February 6, 2009.  “Successor” refers to the operations of Puget Energy and PSE subsequent to the merger.

Puget Energy’s net income for the three months ended March 31 was as follows:

(Dollars in Thousands)		Successor	Predecessor
Benefit/(Expense)	Three Months Ended March 31, 2010	February 6, 2009 – March 31, 2009	January 1, 2009 – February 5, 2009	2009 Combined	Percent Change
PSE reported net income	$(38,274)	$53,366	$31,611	$84,977	145.0%
Other operating revenue	--	--	--	--	--
Purchased electricity	145	95	--	95	52.6
Net unrealized gain on derivative instruments	52,369	10,581	--	10,581	*
Non-utility expense and other	(2,126)	(1,272)	(4)	(1,276)	66.6
Merger and related costs	--	1,177	(20,416)	(19,239)	100.0
Depreciation and amortization	--	--	--	--	--
Charitable contribution expense	--	(5,000)	--	(5,000)	100.0
Interest expense 1	(21,029)	(7,816)	25	(7,791)	*
Income tax expense	(10,276)	929	1,540	2,469	*
Puget Energy net income	$(19,191)	$52,060	$12,756	$64,816	(129.6)%
__________
*	Not meaningful
1	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Puget Energy’s net loss for the three months ended March 31, 2010 was $19.2 million on operating revenues of $878.2 million as compared to net income of $64.8 million on operating revenues of $1.1 billion for the same period in 2009.  The following are significant factors impacting Puget Energy’s net income:

•
Puget Energy’s net income was positively impacted by $41.8 million representing a change in net unrealized gain on derivative instruments as a result of the required recognition of all contracts at fair value as part of purchase accounting, including derivative contracts previously designated as Normal Purchase Normal Sale (NPNS).  Certain of these contracts were subsequently redesignated as NPNS.  The unrealized gain represents amortization of the fair values recorded.

•
These increases were partially offset by one-time merger costs of $19.2 million recorded in 2009 related to the merger of Puget Energy with Puget Holdings.  These costs were primarily related to real estate excise tax, legal fees, transaction advisory services and stock options.

•	Net income was impacted by an increase in interest expense of $13.2 million primarily related to the issuance of debt at the time of the merger.

2010 compared to 2009
Operating Expenses
Net unrealized gain on derivative instruments increased  $41.8 million due to valuation of derivative contracts as a result of the merger.
Merger and related costs decreased $19.2 million for the three months ended March 31, 2010 as compared to the same period in 2009, due to one-time merger cost of compensation triggered by Puget Energy’s change of control, excise taxes associated with the transaction and financial advisor fees.

Other Income and Expense, Interest Expense and Income Tax Expense
Charitable contribution expense decreased $5.0 million at Puget Energy for the three months ended March 31, 2010 as compared to the same period in 2009, due to a charitable contribution to the PSE Foundation in 2009.
Interest expense at Puget Energy increased $13.2 million for the three months ended March 31, 2010 as compared to the same period in 2009, primarily due to the term loan and credit facility fees related to the credit facilities entered into in connection with the merger on February 6, 2009.  Offsetting this increase were the business combination fair value amortization of PSE’s fair value debt, PSE’s deferred debt costs and PSE’s Treasury Lock derivative.
Income tax expense at Puget Energy decreased $12.8 million for the three months ended March 31, 2010 as compared to the same period in 2009 due to a decrease in pre-tax income combined with a decrease in the effective tax rate.

Capital Requirements
Contractual Obligations and Commercial Commitments
The information provided in the contractual obligations and commercial commitments table is incorporated herein by reference to the material under “Capital Requirements – Contractual Obligations and Commercial Commitments” in Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the combined Puget Energy and PSE annual report on Form 10-K for the year ended December 31, 2009.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  The cash flow from construction expenditures, excluding equity Allowance for Funds Used During Construction (AFUDC) was $184.4 million for the three months ended March 31, 2010.  Presently planned utility construction expenditures, excluding AFUDC, for 2010, 2011 and 2012 are:

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

Capital Resources
Cash From Operations

Puget Sound Energy
Cash generated from operations for the three months ended March 31, 2010 was $214.3 million, an increase of $0.4 million from the $213.9 million generated during the first quarter of 2009.  The increase was primarily the result of the following factors:

•
Accounts receivable and unbilled revenue decreased $98.3 million during the first three months of 2010 compared to a decrease of $46.9 million during the same period in 2009 due to a reduction in sales and lower natural gas PGA rates causing an operating cash flow increase of $51.4 million.

•
Net payments of $33.8 million on accounts payable during the first three months of 2010 compared to net payments of $101.7 million during the same period in 2009 due to the timing of payments, which resulted in an increase in operating cash flows of $67.9 million.

•
A decrease in prepaid income taxes of $30.4 million during the first three months of 2010 compared to a decrease of $7.0 million during the same period in 2009, causing an increase in cash from operations of $23.4 million.

The increase in cash generated from operating activities in 2010 was partially offset by the following:

•
Fuel and gas inventory decreased $17.7 million during the first three months of 2010 compared to a decrease of $46.9 million during the same period in 2009, which resulted in a decrease in cash from operations of $29.2 million.  The decrease is due to lower customer usage in 2010 which caused a delay in recovery of the winter inventory levels.

•
PSE’s deferred taxes decreased $21.2 million in 2010 due to energy derivatives that are non-cash items as compared to tax savings in 2009 of $26.4 million due to bonus depreciation and repair allowance deductions.

•
PGA mechanism provided $41.8 million payment to customers related to overcollection of prior year plan related rates during the first three months of 2010 compared to an overrecovery from customers of $20.8 million during the same period in 2009, which decreased cash flow from operating activities by $62.6 million.

Puget Energy
Cash generated from operations for the three months ended March 31, 2010 was $351.7 million, an increase of $74.7 million from the $277.0 million generation during the first quarter of 2009.  The increase included $0.4 million from the cash provided by the operating activities of PSE, discussed above.  In addition, the increase was primarily the result of the following:

•
As a result of the merger, $158.8 million in derivative settlement payments reclassified to financing activities during the first three months of 2010, compared to $147.7 million during the same period in 2009, resulting in an increase in operating cash flows of $11.1 million.  These contracts represent proceeds received from derivative instruments that included financing elements at the merger date.

•	Puget Energy recognized $19.3 million greater net deferred income taxes and tax credits during 2010 as compared to 2009 than PSE over the same period.

Financing Program
The Company’s external financing requirements principally reflect the cash needs of its construction program, its schedule of maturing debt and certain operational needs.  PSE anticipates refinancing the redemption of bonds with its liquidity facilities and/or the issuance of new long-term debt.  Access to funds depends upon factors such as Puget Energy’s and PSE’s credit ratings, prevailing interest rates and investor receptivity to investing in the utility industry and PSE.

Liquidity Facilities and Commercial Paper
Proceeds from PSE’s short-term borrowings and sales of commercial paper are used to provide working capital and the interim funding of utility construction programs.  Puget Energy and PSE continue to have reasonable access to the capital and credit markets.

Puget Sound Energy Credit Facilities
PSE maintains three committed unsecured revolving credit facilities that provide, in the aggregate, $1.150 billion in short-term borrowing capability and which mature concurrently in February 2014.  Such facilities include a $400.0 million credit agreement for working capital needs, a $400.0 million credit facility for funding capital expenditures and a $350.0 million facility to support energy hedging activities.
PSE’s credit agreements contain usual and customary affirmative and negative covenants that, among other things, place limitations on its ability to incur additional indebtedness and liens, issue equity, pay dividends, transact with affiliates and make asset dispositions and investments.  The credit agreements also contain financial covenants which include: a cash flow interest coverage ratio and to the extent below investment grade, a cash flow to net debt outstanding ratio (each as specified in the facilities).  PSE certifies its compliance with such covenants to participating banks each quarter.  As of March 31, 2010, PSE was in compliance with all applicable covenants.
These credit facilities contain similar terms and conditions and are syndicated among numerous committed lenders and financial institutions.  The agreements provide PSE with the ability to borrow at different interest rate options and include variable fee levels.  The bank credit agreements allow PSE to borrow at the bank’s prime rate or to make floating rate advances at the London Interbank Offered Rate (LIBOR) plus a spread that is based upon PSE’s credit rating.  The $400.0 million working capital facility and $350.0 million credit agreement to support energy hedging allow for issuing standby letters of credit up to the entire amount of the credit agreements.  The $400.0 million working capital facility also serves as a backstop for PSE’s commercial paper program.
As of March 31, 2010, PSE had $40.0 million drawn and outstanding under the $400.0 million working capital facility, no debt outstanding under the $350.0 million facility and no amounts drawn and outstanding (under letters of credit) under the $400.0 million capital expenditure facility.
Demand Promissory Note.  On June 1, 2006, PSE entered into a revolving credit facility with its parent, Puget Energy, in the form of a credit agreement and a Demand Promissory Note (Note).  Under the terms of such agreement and Note, PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lowest of the weighted-average interest rate of: (a) PSE’s outstanding commercial paper interest rate or (b) PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%.  At March 31, 2010, the outstanding balance of the Note was $22.9 million.  The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE’s financial statements.

Puget Energy Credit Facilities
Puget Energy has entered into a $1.225 billion five-year term loan and a $1.0 billion credit facility for funding capital expenditures.  Such loan and facility mature in February 2014.  These credit agreements contain usual and customary affirmative and negative covenants which are similar to PSE’s credit facilities.  Puget Energy’s credit agreements contain financial covenants based on the following three ratios:  cash flow interest coverage, cash flow to net debt outstanding and debt service coverage (cash available for debt service to borrower interest), each as specified in the facilities.  Puget Energy certifies its compliance with such covenants each quarter.  As of March 31, 2010, Puget Energy was in compliance with all applicable covenants.
These facilities contain similar terms and conditions, and are syndicated among numerous committed lenders and financial institutions.  The agreements provide Puget Energy with the ability to borrow at different interest rate options and include variable fee levels.  Borrowings may be at the bank’s prime rate or at floating rates based on LIBOR plus a spread that is based upon Puget Energy’s credit rating.  Puget Energy must also pay a commitment fee on the unused portion of the $1.0 billion facility.  The spreads and the commitment fee depend on Puget Energy’s credit ratings.  As of the date of this report, the spread over prime rate is 1.25%, the spread to the LIBOR is 2.25% and the commitment fee is 0.84%.  As of March 31, 2010, the term loan was fully drawn and $258.0 million was outstanding under the $1.0 billion facility.

Long-Term Funding and Restrictive Covenants
Bond Issuances. On March 8, 2010, PSE issued $325.0 million of senior notes, secured by first mortgage bonds.  The notes have a term of 30 years and an interest rate of 5.795%.  Net proceeds from such bond offering were used to replenish funds utilized to redeem a $225.0 million bond which matured on February 22, 2010 and carried a 7.96% interest rate.  Net proceeds were also used to pay down debt under PSE’s capital expenditure credit facility.
On September 11, 2009, PSE issued $350.0 million of senior notes, secured by first mortgage bonds.  The bonds have a term of 30 years and carry a 5.757% interest rate.  Net proceeds from such offering were used to repay short-term debt incurred primarily for early retirement of maturing long-term debt and to fund in part the utility’s capital expenditures.

Dividend Payment Restrictions.  The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At March 31, 2010, approximately $428.5 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
In addition, beginning February 6, 2009, pursuant to the terms of the Washington Commission merger order, dividends may not be declared or paid if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit rating is below investment grade, PSE’s ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than three to one.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities.  Under the credit facilities, PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), such as failure to comply with certain financial covenants.
Puget Energy’s ability to pay dividends to its shareholder is also limited by the merger order issued by the Washington Commission as well as by the terms of its credit facilities.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than two to one.  In accordance with terms of the Puget Energy credit facilities, Puget Energy is limited to paying a dividend within an eight-day period that begins seven days following the delivery of quarterly or annual financial statements to the Facility Agent.  Puget Energy is not permitted to pay dividends during any Event of Default (as defined in the facilities), such as failure to comply with certain financial covenants.  In addition, in order to declare or pay unrestricted dividends, Puget Energy’s interest coverage ratio may not be less than 1.5 to one and its cash flow to net debt outstanding ratio may not be less than 8.25% for the 12 months ending each quarter-end.  Puget Energy is also subject to other restrictions, such as a “lock up” provision that, in certain circumstances, such as failure to meet certain cash flow tests, may further restrict Puget Energy’s ability to pay dividends.
At March 31, 2010, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

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
PSE may be limited by certain restrictions contained in its credit facilities, its electric and natural gas mortgage indentures and certain loan agreements.  Under the most restrictive tests, at March 31, 2010, PSE could issue:

•
approximately $1.2 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $2.1 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at March 31, 2010; and

•
approximately $315.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $525.0 million of gas bondable property available for issuance, subject to interest coverage ratio limitations of 1.75 times and 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), which PSE exceeded at March 31, 2010.

At March 31, 2010, PSE had approximately $5.5 billion in electric and natural gas ratebase to support the interest coverage ratio limitation test for net earnings available for interest.

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
On January 16, 2009, S&P raised its corporate credit rating on PSE to BBB from BBB- while lowering its corporate credit rating on Puget Energy to BB+ from BBB-.  The rating actions reflected the anticipated completion of the acquisition of Puget Energy and PSE by Puget Holdings, which occurred on February 6, 2009.  In taking this action, S&P noted that the acquisition was expected to increase total net debt by $850.0 million on a consolidated basis while reducing debt at PSE.  At the same time, S&P removed both companies’ ratings from credit watch with negative implications and revised its ratings outlook to stable.
On February 2, 2009, Moody’s downgraded the issuer rating of Puget Energy from Ba2 to Ba1 and affirmed the long-term ratings of PSE.  The ratings downgrade at Puget Energy reflected Moody’s concern about the increase in financial risk resulting from the additional debt being introduced from the acquisition by Puget Holdings.  The ratings outlook for both companies is stable.
On August 3, 2009, Moody’s upgraded the senior secured debt ratings of PSE to Baa1 from Baa2.
On February 1, 2010, Moody’s reaffirmed the issuer rating on PSE at Baa3 and the issuer rating on Puget Energy at Ba2.
On February 18, 2010, S&P reaffirmed the corporate credit rating on PSE at BBB and the corporate credit rating on Puget Energy at BB+.

The ratings of Puget Energy and PSE, as of May 3, 2010 were as follows:

Ratings
	S&P	Moody’s
Puget Sound Energy, Inc.
Corporate credit/issuer rating	BBB	Baa3
Senior secured debt	A-	Baa1
Junior subordinated notes	BB+	Ba1
Commercial paper	A-2	P-3
Bank facilities	BBB	Baa3
Ratings outlook	Stable	Stable
Puget Energy, Inc.
Corporate credit/issuer rating	BB+	Ba2
Bank facilities	BB+	Ba2
Ratings outlook	Stable	Stable

Shelf Registrations and Long-Term Debt Activity
In connection with the closing of the merger, all shelf registration statements of Puget Energy were terminated.  On March 13, 2009, PSE filed with the SEC a new shelf registration statement to provide for the offering of senior notes of PSE, secured by first mortgage bonds and unsecured debentures of PSE.  This shelf registration statement, which did not specify the amount of securities that PSE may offer, was amended on January 26, 2010 and will remain valid until March 13, 2012.  Under the shelf registration, as amended, PSE may offer senior notes secured by first mortgage bonds in an aggregate amount of up to $800.0 million.  The Company also remains subject to the restrictions of PSE’s indentures on the amount of first mortgage bonds that PSE may issue.
On March 8, 2010, PSE issued $325.0 million of senior notes, secured by first mortgage bonds.  The notes have a term of 30 years and interest rate of 5.795%.  Net proceeds from such bond offering were used to replenish funds utilized to redeem a $225.0 million bond which matured on February 22, 2010 and carried a 7.96% interest rate.  Net proceeds were also used to pay down debt under PSE’s capital expenditure credit facility.
On September 11, 2009, PSE completed a $350.0 million issuance of senior secured notes.  The notes have a term of 30 years and an interest rate of 5.795%.  Net proceeds from the issue were used to repay short-term debt which had been incurred primarily for earlier retirement of maturing long-term debt and to fund in part the utility’s capital expenditures.

Other

Proceedings Relating to the Bonneville Power Administration
PSE has been a party to certain agreements with BPA that provide payments under its REP to PSE, which PSE passes through to its residential and small farm electric customers.  PSE has agreements with BPA for REP payments to 2012 and for the period 2012 to 2028.  PSE and other parties have sought Ninth Circuit review regarding BPA’s agreements for REP payments during these periods.  The amounts of REP payments under these agreements and the methods utilized in setting them are subject to Federal Energy Regulatory Commission (FERC) review or judicial review, or both, and are subject to adjustment, which may affect the amount of REP payments made or to be made by BPA to PSE.  It is not clear what impact, if any, these reviews or other REP-related litigation may ultimately have on PSE.

California Regulatory Asset. PSE has held as a regulatory asset a receivable relating to unpaid bills for power sold into the markets maintained by the CAISO.  At March 31, 2010, the net receivable for such sales was $21.2 million.  The collectability is subject to the outcome of the Washington Commission ruling on an accounting petition related to Renewable Energy Credits (RECs) sold to utilities in California.  On October 7, 2009, PSE filed an amended accounting petition requesting that the Washington Commission authorize PSE to defer the net revenues from the sale of RECs and carbon financial instruments (collectively, REC Proceeds) and use the revenues to: (1) provide funding for low income energy efficiency and renewable energy services; (2) credit a portion of the REC Proceeds to the California Receivable; and (3) provide a credit to customers by offsetting the REC Proceeds against a regulatory asset.  A hearing was held in March 2010 for the accounting petition. A Washington Commission order is anticipated in the second quarter of 2010.

Equilon Litigation.  On April 21, 2010, Equilon Enterprises (dba Shell Oil Products), the owner of an oil refinery in Skagit County, Washington, filed suit against PSE in US District Court in Seattle.  The complaint alleges that PSE violated contractual, legal or regulatory standards in connection with a power outage that occurred on April 23, 2009, and seeks compensation for Equilon’s losses, claimed to exceed $7.0 million.  WECC and NERC previously investigated this event, and concluded that PSE did not violate any mandatory reliability standards.  PSE intends to vigorously defend this litigation but cannot predict the ultimate outcome.

IBEW Union Contract.  The International Brotherhood of Electrical Workers (IBEW) contract expired on March 31, 2010.  PSE and the IBEW continue to negotiate a new contract and both parties are working under an extension of the existing contract.

Regulations and Rates
On April 2, 2010, the Washington Commission issued its order in PSE’s consolidated electric and natural gas general rate case filed in May 2009, supplemented by an order of clarification on April 8, 2010 approving a general rate increase for electric customers of 3.7% annually or $74.1 million.  The electric general rate order also created a tariff rider intended to allow PSE to collect in electric rates $52.3 million related to the recovery of certain deferred costs that were part of the general rates and will be fully amortized at the end of 2011.  The natural gas rate increase approved was 0.8% or $10.1 million on an annual basis.  The rate increase for electric and natural gas customers was effective April 8, 2010.  In its order, the Washington Commission approved a weighted cost of capital of 8.1% and a capital structure that included 46.0% common equity with an after-tax return on equity of 10.1%.

New Accounting Pronouncements
Variable Interest Entities. In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-17, Topic 810, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the FASB ASC for the issuance of pre-codification FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  This standard replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (VIE) with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and: (1) the obligation to absorb losses of the entity; or (2) the right to receive benefits from the entity.  An approach that is primarily qualitative is expected to be more effective for identifying which reporting entity has a controlling financial interest in a VIE.  This standard also requires additional disclosures about a reporting entity’s involvement in VIE relationships, which will enhance the information provided to users of financial statements.  The standard is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period, which will be the period ending March 31, 2010 for the Company.
Fair Value Measurements and Disclosures. In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures About Fair Value Measurements,” (ASU 2010-6) which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 2 fair value measurements.  ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  As these new requirements relate solely to disclosures, the adoption of this guidance will not impact the Company’s consolidated financial statements.

Item 3.                  Quantitative and Qualitative Disclosure about Market Risk

Energy Portfolio Management
PSE maintains energy risk policies and procedures to manage commodity and volatility risks and the related effects on credit, tax accounting, financing and liquidity.  PSE’s Energy Management Committee establishes PSE’s risk management policies and procedures and monitors compliance.  The Energy Management Committee is comprised of certain PSE officers and is overseen by the PSE Board of Directors.
PSE is focused on the commodity price exposure and risks associated with volumetric variability in the natural gas and electric portfolios and related effects noted above.  It is not engaged in the business of assuming risk for the purpose of speculative trading.  PSE hedges open gas and electric positions to reduce both the portfolio risk and the volatility risk in prices.  The exposure position is determined by using a probabilistic risk system that models 250 simulations of how PSE’s gas and power portfolios will perform under various weather, hydro and unit performance conditions.  The objectives of the hedging strategy are to:

•	Ensure physical energy supplies are available to reliably and cost-effectively serve retail load;
•	Manage the energy portfolio prudently to serve retail load at overall least cost and limit undesired impacts on PSE’s customers and shareholders;
•	Reduce power costs by extracting the value of PSE’s assets; and
•	Meet the credit, liquidity, financing, tax and accounting requirements of PSE.

ASC 815, “Derivatives and Hedging” (ASC 815) requires a significant amount of disclosure regarding PSE’s derivative activities and the nature of such derivatives impact on PSE’s financial position, financial performance and cash flows.  Such detail should serve as an accompaniment to Management’s Discussion and Analysis (MD&A), which is located under Item 2 of this report.  Further, and as a result of ASC 815 disclosures, summary metrics that may be included in this MD&A discussion may be further expanded upon in the footnotes preceding the MD&A.
PSE employs various portfolio optimization strategies but is not in the business of assuming risk for the purpose of realizing speculative trading revenues.  PSE’s portfolio of owned and contracted electric generation resources exposes PSE and its retail electric customers to volumetric and commodity price risks within the sharing mechanism of the PCA.  PSE’s natural gas retail customers are served by natural gas purchase contracts which expose PSE’s customers to commodity price risks through the PGA mechanism.  All purchased natural gas costs are recovered through customer rates with no direct impact on PSE.  Therefore, wholesale market transactions are focused on balancing PSE’s energy portfolio, reducing costs and risks where feasible and reducing volatility.  PSE’s energy risk portfolio management function monitors and manages these risks.  In order to manage risks effectively, PSE enters into forward physical electricity and gas purchase and sale agreements, and floating for fixed swap contracts that are related to its regulated electric and gas portfolios.  The forward physical electricity contracts are both fixed and variable (at index) while the physical natural gas contracts are variable with investment grade counterparties that do not require collateral calls on the contracts.  To fix the price of natural gas, PSE may enter into natural gas floating for fixed swap (financial) contracts with various counterparties.
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
The following tables present the Company’s energy derivatives instruments that do not meet the NPNS exception at March 31, 2010 and December 31, 2009:

	Energy Derivatives
Puget Sound Energy Derivative Portfolio (Dollars in thousands)	March 31, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Electric portfolio
Current	$2,789	$122,673	$4,137	$75,323
Long-term	341	104,696	1,003	70,367
Total electric derivatives	$3,130	$227,369	$5,140	$145,690
Gas portfolio
Current	$13,759	$105,096	$10,811	$62,207
Long-term	686	38,130	3,602	19,350
Total gas derivatives	$14,445	$143,226	$14,413	$81,557
Total derivatives	$17,575	$370,595	$19,553	$227,247

	Energy Derivatives
Puget Energy Derivative Portfolio (Dollars in thousands)	March 31, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Electric portfolio
Current	$2,789	$128,121	$4,137	$79,732
Long-term	341	104,696	1,003	70,367
Total electric derivatives	$3,130	$232,817	$5,140	$150,099
Gas portfolio
Current	$13,759	$105,096	$10,811	$62,207
Long-term	686	38,130	3,602	19,350
Total gas derivatives	$14,445	$143,226	$14,413	$81,557
Total derivatives	$17,575	$376,043	$19,553	$231,656

For further details regarding both the fair value of derivative instruments and the impacts such instruments have on current period earnings and OCI (for cash flow hedges), please see Note 3 and Note 4 of the notes to the consolidated financial statements.
At March 31, 2010, the Company had total assets of $14.4 million and total liabilities of $143.2 million related to financial contracts used to economically hedge the cost of physical natural gas purchased to serve natural gas customers.  All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980 due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism.  As the gains and losses on the hedges are realized in future periods, they will be recorded as gas costs under the PGA mechanism.
A hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of Puget Energy and PSE derivative contracts by $102.7 million and $102.8 million, respectively, and would impact the fair value of those contracts marked-to-market in earnings by $37.7 million and $37.8 million, respectively, after-tax related to derivatives not designated as hedges.

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
Where deemed appropriate, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses.  Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.  As of March 31, 2010, PSE held approximately $2.6 million worth of standby letters of credit in support of various electricity and renewable energy credit transactions.
It is possible that volatility in energy commodity prices could cause PSE to have material credit risk exposures with one or more counterparties.  If such counterparties fail to perform their obligations under one or more agreements, PSE could suffer a material financial loss.  However, as of March 31, 2010, approximately 92.4% of PSE’s energy and gas portfolio exposure, including NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies, and 7.6% of PSE’s portfolio are either rated below investment grade or are not rated by rating agencies.  PSE assesses credit risk internally for counterparties that are not rated.
PSE has entered into commodity master arrangements with its counterparties to mitigate credit exposure to those counterparties.  PSE generally enters into the following master arrangements: (1) Western Systems Power Pool (WSPP) agreements – standardized power sales contracts in the electric industry; (2) International Swaps and Derivatives Association agreements (ISDA) – standardized financial gas and electric contracts; and (3) North American Energy Standards Board agreements (NAESB) – standardized physical gas contracts.  PSE believes that entering into such agreements reduces the risk of default by allowing a counterparty the ability to make only one net payment.
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
The locked accumulated OCI of the cash flow hedge is impacted by a counterparty’s deterioration of credit under ASC 815 guidelines.  If a forecasted transaction associated with cash flow hedge is no longer probable of occurring, based on deterioration of credit, PSE will record in earnings the locked accumulated OCI.  Should a counterparty file for bankruptcy, which would be considered a default under master arrangements, PSE may terminate related contracts.  Derivative accounting entries previously recorded would be reversed in the financial statements.  PSE would compute any terminations receivable or payable, based on the terms of existing master agreements.
PSE computes credit reserves at a master agreement level (i.e., WSPP, ISDA or NAESB) by counterparty.  PSE considers external credit ratings and market factors, such as credit default swaps and bond spreads, in determination of reserves.  PSE recognizes that external ratings may not always reflect how a market participant perceives a counterparty’s risk of default.  PSE uses both default factors published by S&P and factors derived through analysis of market risk, which reflect the application of an industry standard recovery rate.  PSE selects a default factor by counterparty at an aggregate master agreement level based on a weighted average default tenor for that counterparty’s deals.  The default tenor is used by weighting fair values and contract tenors for all deals for each counterparty and coming up with an average value.  The default factor used is dependent upon whether the counterparty is in a net asset or a net liability position after applying the master agreement levels.
PSE applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  Moreover, PSE calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate.  The fair value of derivatives includes the impact of taking into account credit and non-performance reserves.  As of March 31, 2010, PSE was in a net liability position with the majority of its counterparties; as a result, the default factors of counterparties did not have a significant impact on reserves for the year.

Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments and leases and anticipated long-term debt financing needed to fund capital requirements.  The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities.  The Company utilizes bank borrowings, commercial paper and line of credit facilities to meet short-term cash requirements.  These short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable.  The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts.  As of March 31, 2010, Puget Energy had seven interest rate swap contracts outstanding whereas PSE did not have any outstanding swap instruments.
In February 2009, Puget Energy entered into interest rate swap transactions to hedge the risk associated with one-month LIBOR floating rate debt.  As of March 31, 2010, the fair value of the interest rate swaps designated as cash flow hedges was a $24.3 million loss.  This fair value considers the risk of Puget Energy’s non-performance by using Puget Energy’s incremental borrowing rate on unsecured debt over the risk-free rate in the valuation estimate.  The ending balance in OCI includes a loss of $15.8 million after tax related to the interest rate swaps designated as cash flow hedges during the current reporting period.
A hypothetical 10% increase in interest rates would increase the fair value of interest rate swaps by $13.5 million, with a corresponding after-tax increase in unrealized loss recorded in accumulated OCI of $8.8 million.  A hypothetical 10% decrease in interest rates would decrease the fair value of interest rate swaps by $35.2 million loss, with a corresponding tax decrease in unrealized losses recorded in accumulated OCI of $22.9 million.
The following table presents Puget Energy’s interest rate derivative instruments designated as cash flow hedges at March 31, 2010 and December 31, 2009:

Puget Energy Derivative Portfolio (Dollars in Thousands)	March 31, 2010		December 31, 2009
Interest Rate Swaps	Assets	Liabilities	Assets	Liabilities
Current	$--	$28,344	$--	$26,844
Long-term	4,047	--	20,854	--
Total	$4,047	$28,344	$20,854	$26,844

From time to time PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance.  The ending balance in OCI related to the forward starting swaps and previously settled treasury lock contracts at March 31, 2010 is a net loss of $2.5 million after tax and accumulated amortization.  This compares to a loss of $7.6 million in OCI after tax as of December 31, 2009.  All financial hedge contracts of this type are reviewed by an officer, presented to the Asset Management Committee or the Board of Directors, as applicable, and are approved prior to execution.  PSE had no treasury locks or forward starting swap contracts outstanding at March 31, 2010.

Item 4.                  Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

Part II                Other Information

Item 1.                  Legal Proceedings

See the Litigation footnote of this Quarterly Report on Form 10-Q.  Contingencies arising out of the normal course of PSE’s business exist at March 31, 2010.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of these matters.

Item 1A.               Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A in Puget Energy’s and PSE’s Form 10-K for the year ended December 31, 2009.

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
Date: May 4, 2010
Chief Accounting Officer and Officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

The following exhibits are filed herewith:

12.1
Statement setting forth computation of ratios of earnings to fixed charges (2005 through 2008, January 1, 2009 – February 5, 2009 (Predecessor) and February 6, 2009 – December 31, 2009 and 12 months ended March 31, 2010 (Successor)) for Puget Energy.

12.2	Statement setting forth computation of ratios of earnings to fixed charges (2005 through 2009 and 12 months ended March 31, 2010) for Puget Sound Energy.
31.1	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Chief Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.