Form 10-Q
period 2010-08-12
PUGET SOUND ENERGY INC; PUGET ENERGY INC /WA
filed 2010-08-13
CIK 81100, 1085392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Puget Energy, Inc.
Consolidated Statements of Income – Three Months Ended June 30, 2010 and 2009
Consolidated Statements of Income – Six Months Ended June 30, 2010, February 6, 2009 to June 30, 2009 (Successor) and January 1, 2009 to February 5, 2009 (Predecessor)
Consolidated Statements of Comprehensive Income – Three Months Ended June 30, 2010 and 2009
Consolidated Statements of Comprehensive Income – Six Months Ended June 30, 2010, February 6, 2009 to June 30, 2009 (Successor) and January 1, 2009 to February 5, 2009 (Predecessor)
Consolidated Balance Sheets – June 30, 2010 and December 31, 2009
Consolidated Statements of Cash Flows – Six Months Ended June 30, 2010, February 6, 2009 to June 30, 2009 (Successor) and January 1, 2009 to February 5, 2009 (Predecessor)

Puget Sound Energy, Inc.
Consolidated Statements of Income – Three and Six Months Ended June 30, 2010 and 2009
Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2010 and 2009
Consolidated Balance Sheets – June 30, 2010 and December 31, 2009
Consolidated Statements of Cash Flows – Six Months Ended June 30, 2010 and 2009

Notes
Combined Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

Exhibit Index

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BPA	Bonneville Power Administration
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
kW	Kilowatt
kWh	Kilowatt Hour
LIBOR	London Interbank Offered Rate
MMBtus	One Million British Thermal Units
MW	Megawatt (one MW equals one thousand kW)
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NERC	North American Electric Reliability Corporation
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NPNS	Normal Purchase Normal Sale
OCI	Other Comprehensive Income
PCA	Power Cost Adjustment
PGA	Purchased Gas Adjustment
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Equico	Puget Equico LLC
Puget Holdings	Puget Holdings LLC
PURPA	Public Utility Regulatory Policies Act
REP	Residential Exchange Program
SERP	Supplemental Executive Retirement Plan
VIE	Variable Interest Entity
Washington Commission	Washington Utilities and Transportation Commission
WECC	Western Electricity Coordinating Council
WSPP	Western System Power Pool

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
•
Changes in Puget Energy’s or PSE’s credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy or PSE generally, or the failure to comply with the covenants in Puget Energy’s or PSE’s credit facilities, which would limit the Companies’ ability to utilize such facilities for capital; and

•
Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE’s retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder.

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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements
PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Operating revenues:
Electric	$463,306	$456,754
Gas	209,447	226,922
Other	534	2,961
Total operating revenues	673,287	686,637
Operating expenses:
Energy costs:
Purchased electricity	174,833	188,773
Electric generation fuel	41,692	17,832
Residential exchange	(16,875)	(20,929)
Purchased gas	106,632	132,140
Net unrealized gain on derivative instruments	(14,740)	(38,217)
Utility operations and maintenance	122,235	122,107
Non-utility expense and other	4,157	4,318
Merger and related costs	--	252
Depreciation	74,126	66,115
Amortization	19,187	16,194
Conservation amortization	22,329	13,730
Taxes other than income taxes	67,985	66,697
Total operating expenses	601,561	569,012
Operating income	71,726	117,625
Other income (deductions):
Other income	9,814	12,387
Other expense	(2,085)	(1,691)
Interest charges:
AFUDC	3,158	2,218
Interest expense	(77,653)	(73,379)
Income before income taxes	4,960	57,160
Income tax expense	1,297	13,590
Net income	$3,663	$43,570

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

		Successor	Predecessor
	Six Months Ended June 30, 2010	February 6, 2009 – June 30, 2009	January 1, 2009 – February 5, 2009
Operating revenues:
Electric	$1,017,941	$843,366	$213,618
Gas	531,852	543,357	190,001
Other	1,700	3,757	94
Total operating revenues	1,551,493	1,390,480	403,713
Operating expenses:
Energy costs:
Purchased electricity	428,996	358,190	90,737
Electric generation fuel	97,937	53,998	11,961
Residential exchange	(39,336)	(40,792)	(12,542)
Purchased gas	283,496	331,278	120,925
Net unrealized (gain) loss on derivative instruments	45,908	(50,334)	3,867
Utility operations and maintenance	238,414	199,349	37,650
Non-utility expense and other	7,756	6,791	112
Merger and related costs	--	2,731	44,324
Depreciation	144,654	110,337	21,773
Amortization	34,655	26,591	4,969
Conservation amortization	40,482	26,967	7,592
Taxes other than income taxes	151,401	131,104	36,935
Total operating expenses	1,434,363	1,156,210	368,303
Operating income	117,130	234,270	35,410
Other income (deductions):
Other income	21,814	18,666	3,653
Other expense	(3,074)	(8,765)	(369)
Interest charges:
AFUDC	5,908	3,549	350
Interest expense	(160,366)	(116,529)	(17,291)
Income (loss) before income taxes	(18,588)	131,191	21,753
Income tax expense	(3,060)	35,561	8,997
Net income (loss)	$(15,528)	$95,630	$12,756

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Net income	$3,663	$43,570
Other comprehensive income (loss):
Net unrealized gain (loss) on interest rate swaps during the period, net of tax of $(14,071) and $13,626, respectively	(26,131)	25,305
Reclassification of net unrealized loss on interest rate swaps during the period, net of tax of $2,922 and $2,499, respectively	5,427	4,641
Net unrealized gain from pension and postretirement plans, net of tax of $841 and $0, respectively	839	--
Net unrealized gain on energy derivative instruments during the period, net of tax of $0 and $1,924, respectively	--	3,574
Reclassification of net unrealized loss on energy derivative instruments settled during the period, net of tax of $145 and $692, respectively	268	1,285
Other comprehensive income (loss)	(19,597)	34,805
Comprehensive income (loss)	$(15,934)	$78,375

	Successor		Predecessor
	Six Months Ended June 30, 2010	February 6, 2009 – June 30, 2009	January 1, 2009 – February 5, 2009
Net income (loss)	$(15,528)	$95,630	$12,756
Other comprehensive loss:
Net unrealized loss on interest rate swaps during the period, net of tax of $(23,465), $(811) and $0, respectively	(43,577)	(1,507)	--
Reclassification of net unrealized loss on interest rate swaps during the period, net of tax of $5,909, $4,219 and $0, respectively	10,974	7,835	--
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(1), $0 and $170, respectively	(3)	--	315
Net unrealized loss on energy derivative instruments during the period, net of tax of $0, $(14,135) and $(13,010), respectively	--	(26,253)	(24,162)
Reclassification of net unrealized loss on energy derivative instruments settled during the period, net of tax of $676, $1,126 and $2,428, respectively	1,255	2,090	4,509
Amortization of financing cash flow hedge contracts to earnings, net of tax of $0, $0 and $15, respectively	--	--	26
Other comprehensive loss	(31,351)	(17,835)	(19,312)
Comprehensive income (loss)	$(46,879)	$77,795	$(6,556)

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2010	December 31, 2009
Utility plant (including construction work in progress of $447,428 and $358,732, respectively):
Electric plant	$4,927,344	$4,705,900
Gas plant	2,064,459	1,995,219
Common plant	280,829	284,758
Less: Accumulated depreciation and amortization	(319,188)	(185,474)
Net utility plant	6,953,444	6,800,403
Other property and investments:
Goodwill	1,656,513	1,656,513
Investment in Bonneville Exchange Power contract	24,686	26,450
Other property and investments	126,921	127,073
Total other property and investments	1,808,120	1,810,036
Current assets:
Cash and cash equivalents	132,926	78,527
Restricted cash	16,541	19,844
Accounts receivable, net of allowance for doubtful accounts	258,431	320,016
Unbilled revenues	88,881	208,948
Materials and supplies, at average cost	88,537	75,035
Fuel and gas inventory, at average cost	95,801	96,483
Unrealized gain on derivative instruments	10,748	14,948
Income taxes	140,403	134,617
Prepaid expense and other	15,017	13,117
Power contract acquisition adjustment gain	172,766	169,171
Deferred income taxes	59,040	39,977
Total current assets	1,079,091	1,170,683
Other long-term and regulatory assets:
Regulatory assets for deferred income taxes	81,372	89,303
Regulatory asset for PURPA buyout costs	59,395	78,162
Power cost adjustment mechanism	11,044	8,529
Regulatory assets related to power contracts	152,875	210,340
Other regulatory assets	778,693	751,999
Unrealized gain on derivative instruments	1,665	25,459
Power contract acquisition adjustment gain	786,583	865,020
Other	100,937	90,206
Total other long-term and regulatory assets	1,972,564	2,119,018
Total assets	$11,813,219	$11,900,140

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2010	December 31, 2009
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$--	$--
Additional paid-in capital	3,308,957	3,308,957
Earnings (deficit) reinvested in the business	(27,580)	91,024
Accumulated other comprehensive income (loss) – net of tax	(7,864)	23,487
Total common shareholder’s equity	3,273,513	3,423,468
Long-term debt:
PSE first mortgage bonds and senior notes	2,953,860	2,638,860
PSE junior subordinated notes	250,000	250,000
Puget Energy long-term debt	1,157,884	1,151,838
Total long-term debt	4,361,744	4,040,698
Total capitalization	7,635,257	7,464,166
Current liabilities:
Accounts payable	245,055	321,287
Short-term debt	--	105,000
Current maturities of long-term debt	267,000	232,000
Accrued expenses:
Purchased gas liability	7,380	49,587
Taxes	65,486	77,302
Salaries and wages	25,884	30,654
Interest	50,666	52,540
Unrealized loss on derivative instruments	248,571	168,783
Power contract acquisition adjustment loss	76,860	94,223
Other	123,575	194,786
Total current liabilities	1,110,477	1,326,162
Long-term and regulatory liabilities:
Deferred income taxes	1,168,384	1,147,667
Unrealized loss on derivative instruments	171,033	89,717
Regulatory liabilities	287,258	261,990
Regulatory liabilities related to power contracts	959,349	1,034,192
Power contract acquisition adjustment loss	76,881	117,272
Other deferred credits	404,580	458,974
Total long-term and regulatory liabilities	3,067,485	3,109,812
Commitments and contingencies
Total capitalization and liabilities	$11,813,219	$11,900,140

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	Successor		Predecessor
	Six Months Ended June 30, 2010	February 6, 2009 – June 30, 2009	January 1, 2009 – February 5, 2009
Operating activities:
Net income (loss)	$(15,528)	$95,630	$12,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	144,654	110,337	21,773
Amortization	34,655	26,591	4,969
Conservation amortization	40,482	26,967	7,592
Deferred income taxes and tax credits, net	26,467	80,825	(512)
Amortization of gas pipeline capacity assignment	(4,297)	(3,861)	(791)
Carrying value adjustment related to California wholesale energy sale regulatory asset	17,763	--	--
Non cash return on regulatory assets	(4,758)	(3,994)	(800)
Net unrealized loss (gain) on derivative instruments	45,908	(50,334)	3,867
Power cost adjustment mechanism	(2,515)	--	(7)
Deferred regulatory costs for generation facilities	(8,205)	(10,682)	(3,443)
Renewable energy credit payments received	19,288	--	--
Pension funding	(12,000)	(6,000)	--
Change in residential exchange program	2,141	(261)	1,927
Derivative contracts classified as financing activities due to merger	222,858	258,189	--
Other	8,476	443	5,237
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	181,652	307,243	(31,332)
Materials and supplies	(13,503)	(3,674)	(3,388)
Fuel and gas inventory	681	(3,391)	7,605
Income taxes	(5,786)	(59,381)	18,277
Prepayments and other	(2,319)	6,935	(3,295)
Purchased gas payable	(42,207)	52,294	1,711
Accounts payable	(41,413)	(200,715)	(40,203)
Taxes payable	(11,816)	375	(3,340)
Accrued expenses and other	1,148	(66,628)	59,172
Net cash provided by operating activities	581,826	556,908	57,775
Investing activities:
Construction expenditures – excluding equity AFUDC	(426,366)	(313,983)	(49,531)
Energy efficiency expenditures	(49,111)	(32,630)	(4,918)
Treasury grant payment received	28,675	--	--
Restricted cash	3,303	3,138	(10)
Other	1,331	8,102	959
Net cash used in investing activities	(442,168)	(335,373)	(53,500)
Financing activities:
Change in short-term debt and leases, net	(105,059)	63,809	(151,800)
Dividends paid	(103,076)	(120,848)	--
Long-term notes and bonds issued	575,000	50,211	250,000
Redemption of preferred stock	--	--	(1,889)
Redemption of bonds and notes	(225,000)	(150,000)	--
Derivative contracts classified as financing activities due to merger	(222,858)	(258,189)	--
Issuance cost of bonds and other	(4,266)	5,008	7,133
Net cash (used in) provided by financing activities	(85,259)	(410,009)	103,444
Net increase (decrease) in cash and cash equivalents	54,399	(188,474)	107,719
Cash and cash equivalents at beginning of year	78,527	231,961	38,526
Cash and cash equivalents at end of year	$132,926	$43,487	$146,245
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$140,472	$119,392	$1,239
Cash payments (refunds) for income taxes	(22,513)	129	--
The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues:
Electric	$463,306	$456,754	$1,017,941	$1,056,984
Gas	209,447	226,922	531,852	733,357
Other	534	2,604	1,700	3,493
Total operating revenues	673,287	686,280	1,551,493	1,793,834
Operating expenses:
Energy costs:
Purchased electricity	174,977	188,918	429,284	449,167
Electric generation fuel	41,692	17,832	97,937	65,960
Residential exchange	(16,875)	(20,929)	(39,336)	(53,333)
Purchased gas	106,632	132,140	283,496	452,203
Net unrealized (gain) loss on derivative instruments	9,126	(9,920)	122,143	(7,590)
Utility operations and maintenance	122,235	122,107	238,414	237,000
Non-utility expense and other	3,079	2,088	4,553	3,395
Merger and related costs	--	(3,655)	--	23,908
Depreciation	74,126	66,191	144,654	132,186
Amortization	19,187	16,194	34,655	31,560
Conservation amortization	22,329	13,730	40,482	34,559
Taxes other than income taxes	67,985	66,697	151,401	168,039
Total operating expenses	624,493	591,393	1,507,683	1,537,054
Operating income	48,794	94,887	43,810	256,780
Other income (deductions):
Other income	9,814	12,387	21,814	22,319
Other expense	(2,085)	(1,691)	(3,074)	(4,134)
Interest charges:
AFUDC	3,158	2,218	5,908	3,900
Interest expense	(55,081)	(50,428)	(116,704)	(103,004)
Interest expense on Puget Energy note	(49)	(68)	(110)	(142)
Income (loss) before income taxes	4,551	57,305	(48,356)	175,719
Income tax (benefit) expense	4,044	13,528	(10,589)	46,965
Net income (loss)	$507	$43,777	$(37,767)	$128,754

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$507	$43,777	$(37,767)	$128,754
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(17), $(741), $1,593 and $(232), respectively	2,369	(1,376)	2,911	(431)
Net unrealized gain (loss) on energy derivative instruments during the period, net of tax of $218, $3,202, $244 and $(33,709), respectively	404	5,946	453	(62,603)
Reclassification of net unrealized loss on energy derivative instruments settled during the period, net of tax of $3,578, $4,418, $13,816 and $11,938, respectively	6,645	8,204	25,658	22,171
Amortization of financing cash flow hedge contracts to earnings, net of tax of $43, $43, $86 and $86, respectively	79	79	159	159
Other comprehensive income (loss)	9,497	12,853	29,181	(40,704)
Comprehensive income (loss)	$10,004	$56,630	$(8,586)	$88,050

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
ASSETS

	June 30, 2010	December 31, 2009
Utility plant: (at original cost, including construction work in progress of $447,428 and $358,732, respectively)
Electric plant	$7,271,864	$7,046,379
Gas plant	2,698,647	2,637,003
Common plant	411,010	539,296
Less: Accumulated depreciation and amortization	(3,451,244)	(3,453,165)
Net utility plant	6,930,277	6,769,513
Other property and investments:
Investment in Bonneville Exchange Power contract	24,686	26,450
Other property and investments	116,060	116,267
Total other property and investments	140,746	142,717
Current assets:
Cash and cash equivalents	132,903	78,407
Restricted cash	16,541	19,844
Accounts receivable, net of allowance for doubtful accounts	258,691	320,065
Unbilled revenues	88,881	208,948
Materials and supplies, at average cost	79,470	64,604
Fuel and gas inventory, at average cost	92,112	95,813
Unrealized gain on derivative instruments	10,748	14,948
Income taxes	86,434	99,948
Prepaid expenses and other	14,386	12,067
Deferred income taxes	71,931	38,781
Total current assets	852,097	953,425
Other long-term and regulatory assets:
Regulatory assets for deferred income taxes	81,372	89,303
Regulatory asset for PURPA buyout costs	59,395	78,162
Power cost adjustment mechanism	11,044	8,529
Other regulatory assets	714,079	665,272
Unrealized gain on derivative instruments	1,665	4,605
Other	115,084	105,045
Total other long-term and regulatory assets	982,639	950,916
Total assets	$8,905,759	$8,816,571

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2010	December 31, 2009
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value – 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	2,959,205	2,959,205
Earnings reinvested in the business	149,750	333,128
Accumulated other comprehensive loss – net of tax	(180,939)	(210,120)
Total common shareholder’s equity	2,928,875	3,083,072
Long-term debt:
First mortgage bonds and senior notes	2,953,860	2,638,860
Junior subordinated notes	250,000	250,000
Total long-term debt	3,203,860	2,888,860
Total capitalization	6,132,735	5,971,932
Current liabilities:
Accounts payable	245,055	321,287
Short-term debt	--	105,000
Short-term note owed to Puget Energy	22,898	22,898
Current maturities of long-term debt	267,000	232,000
Accrued expenses:
Purchased gas liability	7,380	49,587
Taxes	65,486	77,302
Salaries and wages	25,884	30,654
Interest	47,629	47,154
Unrealized loss on derivative instruments	221,472	137,530
Other	54,559	104,148
Total current liabilities	957,363	1,127,560
Long-term liabilities and regulatory liabilities:
Deferred income taxes	1,037,065	996,576
Unrealized loss on derivative instruments	141,983	89,717
Regulatory liabilities	277,070	250,586
Other deferred credits	359,543	380,200
Total long-term liabilities and regulatory liabilities	1,815,661	1,717,079
Commitments and contingencies
Total capitalization and liabilities	$8,905,759	$8,816,571

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income (loss)	$(37,767)	$128,754
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	144,654	132,186
Amortization	34,655	31,560
Conservation amortization	40,482	34,559
Deferred income taxes and tax credits, net	(470)	68,695
Amortization of gas pipeline capacity assignment	(4,297)	(4,651)
Carrying value adjustment related to California wholesale energy sale regulatory asset	17,763	--
Non cash return on regulatory assets	(4,758)	(4,793)
Net unrealized loss (gain) on derivative instruments	122,143	(7,590)
Power cost adjustment mechanism	(2,515)	--
Deferred regulatory costs for generation facilities	(8,205)	(14,125)
Renewable energy credit payments received	19,288	--
Pension funding	(12,000)	(6,000)
Change in residential exchange program	2,141	1,666
Other	4,197	(250)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	181,441	280,168
Materials and supplies	(14,866)	(8,554)
Fuel and gas inventory	3,702	21,990
Income taxes	13,514	(21,670)
Prepayments and other	(2,319)	3,543
Purchased gas payable	(42,207)	54,005
Accounts payable	(41,413)	(151,137)
Taxes payable	(11,816)	(19,192)
Accrued expenses and other	253	(8,147)
Net cash provided by operating activities	401,600	511,017
Investing activities:
Construction expenditures – excluding equity AFUDC	(426,366)	(363,514)
Energy efficiency expenditures	(49,111)	(37,548)
Treasury grant payment received	28,675	--
Restricted cash	3,303	3,128
Other	1,331	9,061
Net cash used in investing activities	(442,168)	(388,873)
Financing activities:
Change in short-term debt and leases, net	(105,059)	(87,991)
Dividends paid	(145,611)	(146,422)
Long-term notes and bonds issued	575,000	250,000
Loan payment to Puget Energy	--	(3,202)
Redemption of preferred stock	--	(1,889)
Redemption of bonds and notes	(225,000)	(150,000)
Investment from parent	--	25,960
Issuance cost of bonds and other	(4,266)	(3,613)
Net cash provided by (used in) financing activities	95,064	(117,157)
Net increase in cash and cash equivalents	54,496	4,987
Cash and cash equivalents at beginning of year	78,407	38,470
Cash and cash equivalents at end of period	$132,903	$43,457
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$99,433	$93,553
Cash payments (refunds) for income taxes	(22,404)	129

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Consolidation Policy

Basis of Presentation
Puget Energy, Inc. (Puget Energy) is an energy services holding company that owns Puget Sound Energy, Inc. (PSE).  PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering 6,000 square miles, primarily in the Puget Sound region.  On February 6, 2009, Puget Holdings LLC (Puget Holdings) acquired Puget Energy.  The acquisition of Puget Energy was accounted for in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, “Business Combinations” (ASC 805) as of the date of the merger.  ASC 805 requires the acquirer to recognize and measure identifiable assets acquired and liabilities assumed at fair value as of the merger date.  Puget Energy’s consolidated financial statements and accompanying footnotes have been segregated to present pre-merger activity as the “Predecessor” Company and post-merger activity as the “Successor” Company.
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
PSE collected Washington State excise taxes (which are a component of general retail rates) and municipal taxes totaling $52.4 million and $119.6 million for the three and six months ended June 30, 2010, respectively, and $53.7 million and $139.6 million for the three and six months ended June 30, 2009, respectively.  The Company’s policy is to report such taxes on a gross basis in operating revenues and taxes other than income taxes in the accompanying consolidated statements of income.

Accumulated Other Comprehensive Income (Loss)
The following tables set forth the components of the Company’s accumulated other comprehensive income (loss) at June 30, 2010 and December 31, 2009:

Puget Energy (Dollars in Thousands)	June 30, 2010	December 31, 2009
Net unrealized loss on energy derivatives during the period	$(5,823)	$(7,078)
Net unrealized loss on interest rate swaps	(36,496)	(3,893)
Net unrealized gain and prior service cost on pension plans	34,455	34,458
Total Puget Energy, net of tax	$(7,864)	$23,487

Puget Sound Energy (Dollars in Thousands)	June 30, 2010	December 31, 2009
Net unrealized loss on energy derivatives during the period	$(57,047)	$(83,158)
Settlement of cash flow hedge contract	(7,415)	(7,574)
Net unrealized loss and prior service cost on pension plans	(116,477)	(119,388)
Total PSE, net of tax	$(180,939)	$(210,120)

Accounting Adjustments.  During the three months ended June 30, 2010, PSE recorded adjustments to after-tax income of $2.5 million to correct accounting errors which originated in prior periods.  These adjustments increased depreciation expense by $2.2 million pre-tax, a net decrease in electric revenue and purchased electricity of $1.8 million pre-tax, and a $1.5 million decrease of income tax expense.  Because the amounts were not material to the Company’s financial statements in any prior periods, and the cumulative amount is not material to the estimated results of operations for the year ending December 31, 2010, the Company recorded the cumulative effect of correcting these items during the three months ended June 30, 2010.  The adjustments had no impact to cash flows from operations or total cash flows.

(2)	New Accounting Pronouncements

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
Variable Interest Entities. In December 2009, the FASB issued ASU 2009-17, Topic 810, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the FASB ASC for the issuance of pre-codification FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  This standard replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (VIE) with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and: (1) the obligation to absorb losses of the entity; or (2) the right to receive benefits from the entity.  An approach that is primarily qualitative is expected to be more effective for identifying which reporting entity has a controlling financial interest in a VIE.  This standard also requires additional disclosures about a reporting entity’s involvement in VIE relationships, which will enhance the information provided to users of financial statements.  The Company adopted the standard as of January 1, 2010.  There was no impact from adoption.

(3)	Accounting for Derivative Instruments and Hedging Activities

The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities.  The Company utilizes internal cash from operations, commercial paper, and line of credit facilities to meet short-term funding needs.  Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable.  The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts.  In February 2009, Puget Energy entered into interest rate swap transactions to hedge the risk associated with the one-month London Interbank Offered Rate (LIBOR) floating debt rate.  As of June 30, 2010, Puget Energy had seven interest rate swap contracts outstanding and PSE did not have any outstanding interest rate swap instruments.
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
On July 1, 2009, Puget Energy and PSE elected to de-designate all energy related derivative contracts which previously had been recorded as cash flow hedges for the purpose of simplifying its financial reporting.  The contracts that were de-designated related to physical electric supply contracts and natural gas swap contracts to fix the price of natural gas for electric generation.  For these contracts and for contracts initiated after such date, all future mark-to-market adjustments will be recognized through earnings.  The amount previously recorded in accumulated OCI is transferred to earnings in the same period or periods during which the hedged transaction affected earnings or sooner if management determines that the forecasted transaction is probable of not occurring.  As a result, the Company will likely continue to experience the earnings impact of these reversals from OCI in future periods.
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
 The following tables present the fair values and locations of Puget Energy’s derivative instruments recorded on the balance sheet at June 30, 2010 and December 31, 2009:

Derivatives Designated as Hedging Instruments
	at June 30, 2010		at December 31, 2009
Puget Energy (Dollars in Thousands)	Asset Derivatives 1	Liability Derivatives 2	Asset Derivatives 1	Liability Derivatives 2
Interest rate swaps:
Current	$--	$27,099	$--	$26,844
Long-term	--	29,050	20,854	--
Total derivatives	$--	$56,149	$20,854	$26,844

Derivatives Not Designated as Hedging Instruments
	at June 30, 2010		at December 31, 2009
Puget Energy (Dollars in Thousands)	Asset Derivatives 1	Liability Derivatives 2	Asset Derivatives 1	Liability Derivatives 2
Electric portfolio:
Current	$2,851	$124,658	$4,137	$79,732
Long-term	1,250	101,964	1,003	70,367
Gas portfolio: 3
Current	7,897	96,814	10,811	62,207
Long-term	415	40,019	3,602	19,350
Total derivatives	$12,413	$363,455	$19,553	$231,656
___________
1	Balance sheet location: Unrealized gain on derivative instruments.
2	Balance sheet location: Unrealized loss on derivative instruments.
3
Puget Energy had a derivative liability and an offsetting regulatory asset of $128.5 million at June 30, 2010 and $67.1 million at December 31, 2009 related to financial contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.  All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980, “Regulated Operations,” (ASC 980) due to the Purchased Gas Adjustment (PGA) mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism and the gains and losses on the hedges in future periods will be recorded as gas costs.

The following table presents the fair values and locations of PSE’s derivative instruments recorded on the balance sheet at June 30, 2010 and December 31, 2009:

Derivatives Not Designated as Hedging Instruments
	at June 30, 2010		at December 31, 2009
Puget Sound Energy (Dollars in Thousands)	Asset Derivatives 1	Liability Derivatives 2	Asset Derivatives 1	Liability Derivatives 2
Electric portfolio:
Current	$2,851	$124,658	$4,137	$75,323
Long-term	1,250	101,964	1,003	70,367
Gas portfolio: 3
Current	7,897	96,814	10,811	62,207
Long-term	415	40,019	3,602	19,350
Total derivatives	$12,413	$363,455	$19,553	$227,247
___________
1	Balance sheet location: Unrealized gain on derivative instruments.
2	Balance sheet location: Unrealized loss on derivative instruments.
3
PSE had a derivative liability and an offsetting regulatory asset of $128.5 million at June 30, 2010 and $67.1 million at December 31, 2009 related to financial contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.  All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980 due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism and the gains and losses on the hedges in future periods will be recorded as gas costs.

For further details regarding the fair value of derivative instruments and their Level categorization please see Note 4 of the notes to the consolidated financial statements.
The following table presents the net unrealized (gain)/loss of Puget Energy’s derivative instruments recorded on the statements of income for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Puget Energy (Dollars in Thousands)	Net Unrealized (Gain)/Loss	Net Unrealized (Gain)/Loss
Gas / Power NPNS	$(7,985)	$(15,169)
Gas for power generation	(71)	(14,543)
Power exchange	(530)	(506)
Power	(6,154)	(20,736)
Credit reserve 1	--	12,737
Total unrealized (gain)/loss	$(14,740)	$(38,217)
___________
1	Beginning in the second quarter 2009, the credit reserve was incorporated as a component of the individual derivative value and not recorded separately.

The following table presents the net unrealized (gain)/loss of Puget Energy’s derivative instruments recorded on the statements of income for the six months ended June 30, 2010 and 2009:

		Successor	Predecessor
	Six Months Ended June 30, 2010	February 6, 2009 – June 30, 2009	January 1, 2009 – February 5, 2009
Puget Energy (Dollars in Thousands)	Net Unrealized (Gain)/Loss	Net Unrealized (Gain)/Loss	Net Unrealized (Gain)/Loss
Gas / Power NPNS	$(33,584)	$(35,752)	$--
Gas for power generation	48,919	(8,557)	3,696
Power exchange	(1,457)	(1,400)	(588)
Power	32,030	(16,218)	759
Credit reserve 1	--	11,593	--
Total unrealized (gain)/loss	$45,908	$(50,334)	$3,867
___________
1	Beginning in the second quarter 2009, the credit reserve was incorporated as a component of the individual derivative value and not recorded separately.

The following table presents the net unrealized (gain)/loss of PSE’s derivative instruments recorded on the statements of income for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Puget Sound Energy (Dollars in Thousands)	Net Unrealized (Gain)/Loss	Net Unrealized (Gain)/Loss
Gas for power generation	$5,516	$(8,968)
Power exchange	(530)	(512)
Power	4,140	(489)
Credit reserve 1	--	49
Total unrealized (gain)/loss	$9,126	$(9,920)
___________
1	Beginning in the second quarter 2009, the credit reserve was incorporated as a component of the individual derivative value and not recorded separately.

The following table presents the net unrealized (gain)/loss of PSE’s derivative instruments recorded on the statements of income for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Puget Sound Energy (Dollars in Thousands)	Net Unrealized (Gain)/Loss	Net Unrealized (Gain)/Loss
Gas for power generation	$77,721	$(8,314)
Power exchange	(1,457)	(1,975)
Power	45,879	2,617
Credit reserve 1	--	82
Total unrealized (gain)/loss	$122,143	$(7,590)
___________
1	Beginning in the second quarter 2009, the credit reserve was incorporated as a component of the individual derivative value and not recorded separately.

The following tables present the effect of hedging instruments on Puget Energy’s OCI and statements of income for the three months ended June 30, 2010 and 2009:

Puget Energy Three Months Ended June 30, 2010 (Dollars in Thousands)	Amount of Gain/(Loss) Recognized in OCI on Derivatives 1	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 2	Effective Portion 3		Ineffective Portion and Amount Excluded from Effectiveness Testing 3
Interest rate contracts:	$(26,131)	Interest expense	$(8,349)		$--
Commodity contracts: Electric derivatives	--	Electric generation fuel	--	Net unrealized gain on derivative instruments	--
Electric derivatives	--	Purchased electricity	(413)	Net unrealized loss on derivative instruments	--
Total	$(26,131)		$(8,762)		$--
___________
1	On July 1, 2009 all electric and gas related cash flow hedge relationships were de-designated. Subsequent measurements of fair value are recorded through earnings, not OCI.
2	Changes in OCI are reported in after tax dollars.
3	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

Puget Energy Three Months Ended June 30, 2009 (Dollars in Thousands)	Amount of Gain/(Loss) Recognized in OCI on Derivatives	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 1	Effective Portion 2		Ineffective Portion and Amount Excluded from Effectiveness Testing
Interest rate contracts:	$25,305	Interest expense	$(7,140)		$--
Commodity contracts: Electric derivatives	(4,606)	Electric generation fuel	(929)	Net unrealized gain on derivative instruments	410
Electric derivatives	8,180	Purchased electricity	(1,048)	Net unrealized loss on derivative instruments	1,511
Total	$28,879		$(9,117)		$1,921
___________
1	Changes in OCI are reported in after tax dollars.
2	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

The following tables present the effect of hedging instruments on Puget Energy’s OCI and statements of income for the six months ended June 30, 2010 and 2009:

Puget Energy Six Months Ended June 30, 2010 (Dollars in Thousands)	Amount of Gain/(Loss) Recognized in OCI on Derivatives 1	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 2	Effective Portion 3		Ineffective Portion and Amount Excluded from Effectiveness Testing 3
Interest rate contracts:	$(43,577)	Interest expense	$(16,883)		$--
Commodity contracts: Electric derivatives	--	Electric generation fuel	(122)	Net unrealized gain on derivative instruments	--
Electric derivatives	--	Purchased electricity	(1,809)	Net unrealized loss on derivative instruments	--
Total	$(43,577)		$(18,814)		$--

Puget Energy Successor February 6, 2009 - June 30, 2009 (Dollars in Thousands)	Amount of Gain/(Loss) Recognized in OCI on Derivatives	Location of Gain /(loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 1	Effective Portion 2		Ineffective Portion and Amount Excluded from Effectiveness Testing
Interest rate contracts:	$(1,507)	Interest expense	$(12,054)		$--
Commodity contracts: Electric derivatives	(19,964)	Electric generation fuel	(1,644)	Net unrealized loss on derivative instruments	325
Electric derivatives	(6,289)	Purchased electricity	(1,572)	Net unrealized loss on derivative instruments	(2,897)
Total	$(27,760)		$(15,270)		$(2,572)
___________
1	On July 1, 2009 all electric and gas related cash flow hedge relationships were de-designated. Subsequent measurements of fair value are recorded through earnings, not OCI.
2	Changes in OCI are reported in after tax dollars.
3	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

Puget Energy Predecessor January 1, 2009 - February 5, 2009 (Dollars in Thousands)	Amount of Gain/(Loss) Recognized in OCI on Derivatives	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 1,3	Effective Portion 2		Ineffective Portion and Amount Excluded from Effectiveness Testing 2
Interest rate contracts:	$--	Interest expense	$(41)		$--
Commodity contracts: Electric derivatives	(20,791)	Electric generation fuel	(5,003)	Net unrealized loss on derivative instruments	--
Electric derivatives	(3,371)	Purchased electricity	(1,934)	Net unrealized loss on derivative instruments	(986)
Gas derivatives	--	Purchased gas	--	Net unrealized loss on derivative instruments	--
Total	$(24,162)		$(6,978)		$(986)
____________
1	Changes in OCI are reported in after tax dollars.
2	Amounts are reported in pre-tax dollars.
3
The balances associated with the components of accumulated other comprehensive income (loss) on Predecessor basis were eliminated as a result of push-down accounting effective February 6, 2009, when the Successor period began.

The following tables present the effect of hedging instruments on PSE’s OCI and statements of income for the three months ended June 30, 2010 and 2009:

Puget Sound Energy Three Months Ended June 30, 2010 (Dollars in Thousands)	Amount of Gain/(Loss) Recognized in OCI on Derivatives 1	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 2	Effective Portion 3		Ineffective Portion and Amount Excluded from Effectiveness Testing
Interest rate contracts:	$--	Interest expense	$(122)		$--
Commodity contracts: Electric derivatives	404	Electric generation fuel	(4,964)	Net unrealized gain on derivative instruments	--
Electric derivatives	--	Purchased electricity	(5,259)	Net unrealized loss on derivative instruments	--
Total	$404		$(10,345)		$--
___________
1	On July 1, 2009 all electric and gas related cash flow hedge relationships were de-designated. Subsequent measurements of fair value are recorded through earnings, not OCI.
2	Changes in OCI are reported in after tax dollars.
3	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

Puget Sound Energy Three Months Ended June 30, 2009 (Dollars in Thousands)	Amount of Gain/(Loss) Recognized in OCI on Derivatives	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 1	Effective Portion 2		Ineffective Portion and Amount Excluded from Effectiveness Testing
Interest rate contracts:	$--	Interest expense	$(122)		$--
Commodity contracts: Electric derivatives	(2,242)	Electric generation fuel	(5,462)	Net unrealized gain on derivative instruments	--
Electric derivatives	8,188	Purchased electricity	(7,160)	Net unrealized loss on derivative instruments	489
Total	$5,946		$(12,744)		$489
___________
1	Changes in OCI are reported in after tax dollars.
2	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

The following tables present the effect of hedging instruments on PSE’s OCI and statements of income for the six months ended June 30, 2010 and 2009:

Puget Sound Energy Six Months Ended June 30, 2010 (Dollars in Thousands)	Amount of Gain/(Loss) Recognized in OCI on Derivatives 1	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 2	Effective Portion 3		Ineffective Portion and Amount Excluded from Effectiveness Testing 3
Interest rate contracts:	$--	Interest expense	$(245)		$--
Commodity contracts: Electric derivatives	453	Electric generation fuel	(28,226)	Net unrealized gain on derivative instruments	--
Electric derivatives	--	Purchased electricity	(11,248)	Net unrealized loss on derivative instruments	--
Total	$453		$(39,719)		$--
___________
1	On July 1, 2009 all electric and gas related cash flow hedge relationships were de-designated. Subsequent measurements of fair value are recorded through earnings, not OCI.
2	Changes in OCI are reported in after tax dollars.
3	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

Puget Sound Energy Six Months Ended June 30, 2009 (Dollars in Thousands)	Amount of Gain/(Loss) Recognized in OCI on Derivatives	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	Effective Portion 1	Effective Portion 2		Ineffective Portion and Amount Excluded from Effectiveness Testing
Interest rate contracts:	$--	Interest expense	$(245)		$--
Commodity contracts: Electric derivatives	(51,301)	Electric generation fuel	(26,949)	Net unrealized loss on derivative instruments	--
Electric derivatives	(11,302)	Purchased electricity	(7,160)	Net unrealized loss on derivative instruments	(2,749)
Gas derivatives	--	Purchased gas	--	Net unrealized loss on derivative instruments	--
Total	$(62,603)		$(34,354)		$(2,749)
____________
1	Changes in OCI are reported in after tax dollars.
2	Amounts are reported in pre-tax dollars.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings.  Puget Energy expects that $32.5 million of losses in OCI will be reclassified into earnings within the next twelve months.  PSE expects that $58.8 million of losses in OCI will be reclassified into earnings within the next twelve months.  The maximum length of time over which Puget Energy and PSE are hedging their exposure to the variability in future cash flows extends to February 2015 for purchased electricity contracts and to January 2013 for gas for power generation contracts.  For Puget Energy interest rate swaps, the maximum length extends to February 2014.

The following tables present the effect of Puget Energy’s derivatives not designated as hedging instruments on income during the three and six months ended June 30, 2010 and 2009:

		Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
Puget Energy (Dollars in Thousands)	Location of Gain/(Loss) in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Commodity contracts:
Electric derivatives	Net unrealized gain/(loss) on derivative instruments	$6,754	1	$21,126	2
	Electric generation fuel	(8,343)		(4,976)
	Purchased electricity	(11,476)		(11,384)
Total		$(13,065)		$4,766
___________
1
Differs from the amount stated in the statements of income as it does not include $8.0 million of amortization expense related to contracts that were recorded at fair value at the time of the merger and subsequently designated as NPNS.

2
Differs from the amount stated in the statements of income as it does not include $15.2 million of amortization expense related to contracts that were recorded at fair value at the time of the merger and subsequently designated as NPNS and $1.9 million related to hedge ineffectiveness.

		Six Months Ended June 30, 2010		Successor February 6, 2009 – June 30, 2009		Predecessor January 1, 2009 – February 5, 2009
Puget Energy (Dollars in Thousands)	Location of Gain/(Loss) in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Commodity contracts:
Electric derivatives	Net unrealized gain/(loss) on derivative instruments	$(79,493	)1	$17,823	2	$(2,881	)3
	Electric generation fuel	(33,000)		(11,004)		(863)
	Purchased electricity	(18,200)		(16,295)		(243)
Total		$(130,693)		$(9,476)		$(3,987)
___________
1
Differs from the amount stated in the statements of income as it does not include $33.6 million of amortization expense related to contracts that were recorded at fair value at the time of the merger and subsequently designated as NPNS.

2
Differs from the amount stated in the statements of income as it does not include $35.1 million of amortization expense related to contracts that were recorded at fair value at the time of the merger and subsequently designated as NPNS and $(2.6) million related to hedge ineffectiveness.

3	Differs from the amount stated in the statements of income as it does not include $(1.0) million related to hedge ineffectiveness.

The following tables present the effect of PSE’s derivatives not designated as hedging instruments on income during the three and six months ended June 30, 2010 and 2009:

		Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Puget Sound Energy (Dollars in Thousands)	Location of Gain/(Loss) in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Commodity contracts:
Electric derivatives	Net unrealized gain/(loss) on derivative instruments	$(9,126)	$9,431	1
	Electric generation fuel	(8,343)	(4,976)
	Purchased electricity	(11,476)	(84)
Total		$(28,945)	$4,371
___________
1	Differs from the amount stated in the statements of income as it does not include $0.5 million related to hedge ineffectiveness.

		Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Puget Sound Energy (Dollars in Thousands)	Location of Gain/(Loss) in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Commodity contracts:
Electric derivatives	Net unrealized gain/(loss) on derivative instruments	$(122,143)	$10,339	1
	Electric generation fuel	(33,000)	(12,075)
	Purchased electricity	(18,200)	(567)
Total		$(173,343)	$(2,303)
___________
1	Differs from the amount stated in the statements of income as it does not include $(2.7) million related to hedge ineffectiveness.

The Company had the following outstanding commodity contracts as of June 30, 2010:

Puget Energy at June 30, 2010	Number of Units
Derivatives designated as hedging instruments:
Interest rate swaps	$1.483 billion
Derivatives not designated as hedging instruments:
Gas derivatives 1	301,758,242 MMBtus
Electric generation fuel	89,595,000 MMBtus
Purchased electricity	7,847,080 MWh

Puget Sound Energy at June 30, 2010	Number of Units
Derivatives not designated as hedging instruments:
Gas derivatives 1	301,758,242 MMBtus
Electric generation fuel	89,595,000 MMBtus
Purchased electricity	7,847,080 MWh
__________
1	Gas derivatives are deferred in accordance with ASC 980 due to the PGA mechanism.

The Company is exposed to credit risk primarily through buying and selling electricity and natural gas to serve its customers.  Credit risk is the potential loss resulting from a counterparty’s non-performance under an agreement.  The Company manages credit risk with policies and procedures for, among other things, counterparty credit analysis, exposure measurement, exposure monitoring, and exposure mitigation.
The Company monitors counterparties that have significant swings in credit default swap rates, have credit rating changes by external rating agencies, have changes in ownership or are experiencing financial problems.  Where deemed appropriate, the Company may request collateral or other security from its counterparties to mitigate potential credit default losses.  Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.
In response to the Deepwater Horizon disaster that occurred in the Gulf of Mexico in April 2010, PSE examined and continues to carefully monitor its derivative exposure to BP Energy and Anadarko Petroleum, both of whom were downgraded by credit agencies during the second quarter.  As of June 30, 2010, PSE was in a net derivative liability position of $5.3 million with BP Energy and in a net derivative asset position of $0.1 million with Anadarko.  All transactions related to these two counterparties are PSE energy supply purchase contracts and are marked-to-market on a daily basis.
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposures with one or more counterparties.  If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss.  However, as of June 30, 2010, approximately 99.9% of the Company’s energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies and 0.1% are either rated below investment grade or not rated by rating agencies.  The Company assesses credit risk internally for counterparties that are not rated.
The Company generally enters into the following master agreements: (1) Western Systems Power Pool (WSPP) agreements – standardized power sales contract in the electric industry; (2) International Swaps and Derivatives Association (ISDA) agreements – standardized financial gas and electric contracts; and (3) North American Energy Standards Board (NAESB) agreements – standardized physical gas contracts.  The Company believes that such agreements reduce credit risk exposure because such agreements provide for the netting and offset of monthly payments and, in the event of counterparty default, termination payments.
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
The Company applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  Moreover, the Company applies its own default factor to compute credit reserves for counterparties that are in a net asset position.  Credit reserves are booked as contra accounts to unrealized gain (loss) positions. As of June 30, 2010, the Company was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the year.  The majority of the Company’s derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council (WECC).  Despite its net liability position, PSE was not required to post any additional collateral with any of its counterparties.  Additionally, PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE’s counterparties required to post additional collateral resulting from credit rating downgrades.
As of June 30, 2010, the Company did not have any outstanding energy supply contracts with counterparties that contained credit risk related contingent features, which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in a net liability position.
The tables below present the fair value of the overall contractual contingent liability positions for the Company’s derivative activity at June 30, 2010:

Puget Energy Contingent Feature (Dollars in Thousands)	Fair Value 1 Liability	Posted Collateral	Contingent Collateral
Credit rating 2	$(34,103)	$--	$34,103
Requested credit for adequate assurance	(74,070)	--	--
Forward value of contract 3	(20,149)	--	--
Total	$(128,322)	$--	$34,103

Puget Sound Energy Contingent Feature (Dollars in Thousands)	Fair Value 1 Liability	Posted Collateral	Contingent Collateral
Credit rating 2	$(34,103)	$--	$34,103
Requested credit for adequate assurance	(74,070)	--	--
Forward value of contract 3	(20,149)		--
Total	$(128,322)	$--	$34,103
__________
1
Represents derivative fair values of contracts with contingent features for counterparties in net derivative liability positions at June 30, 2010.  Excludes NPNS, accounts payable and accounts receivable liability.

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

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.  At each balance sheet date, Puget Energy and PSE perform an analysis of all instruments subject to ASC 820 and include in Level 3 all of those instruments whose fair value is based on significant unobservable inputs.

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
As of June 30, 2010, the Company considered the markets for its electric and natural gas Level 2 derivative instruments to be actively traded.  Management’s assessment is based on the trading activity volume in real-time and forward electric and natural gas markets.  The Company regularly confirms the validity of pricing service quoted prices (e.g., Level 2 in the fair value hierarchy) used to value commodity contracts to the actual prices of commodity contracts entered into during the most recent quarter.

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and the reconciliation of the changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy as of June 30, 2010 and December 31, 2009:

Puget Energy Recurring Fair Value Measures	at Fair Value as of June 30, 2010				at Fair Value as of December 31, 2009
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$--	$928	$3,173	$4,101	$--	$2,469	$2,671	$5,140
Gas derivative instruments	--	7,339	973	8,312	--	14,298	115	14,413
Cash equivalents	93,422	5,375	--	98,797	38,835	5,465	--	44,300
Restricted cash	1,312	--	--	1,312	3,305	--	--	3,305
Interest rate derivative instruments	--	--	--	--	--	20,854	--	20,854
Total assets	$94,734	$13,642	$4,146	$112,522	$42,140	$43,086	$2,786	$88,012
Liabilities:
Electric derivative instruments	$--	$93,294	$133,328	$226,622	$--	$51,099	$99,000	$150,099
Gas derivative instruments	--	130,894	5,939	136,833	--	77,438	4,119	81,557
Interest rate derivative instruments	--	56,149	--	56,149	--	26,844	--	26,844
Total liabilities	$--	$280,337	$139,267	$419,604	$--	$155,381	$103,119	$258,500

Puget Energy Level 3 Roll-Forward Net (Liability) (Dollars in Thousands) Three Months Ended June 30,	2010	2009
Balance at beginning of period	$(128,835)	$(170,431)
Changes during period:
Realized and unrealized energy derivatives
- included in earnings	(10,017)	6,633
- included in other comprehensive income	--	10,273
- included in regulatory assets / liabilities	(644)	740
Purchases, issuances and settlements	5,512	7,927
Transferred into Level 3	(536)	--
Transferred out of Level 3	(601)	8,181
Balance at end of period	$(135,121)	$(136,677)

		Successor	Predecessor
Puget Energy Level 3 Roll-Forward Net (Liability) (Dollars in Thousands)	Six Months Ended June 30, 2010	For the Period Ended February 6, 2009 – June 30, 2009 1	For the Period Ended January 1, 2009 – February 5, 2009
Balance at beginning of period	$(100,333)	$(185,813)	$(132,256)
Changes during period:
Realized and unrealized energy derivatives
- included in earnings	(79,616)	(9,746)	(627)
- included in other comprehensive income	--	(17,429)	(14,821)
- included in regulatory assets / liabilities	(839)	(2,442)	(1,410)
Purchases, issuances and settlements	13,340	13,716	2,154
Transferred into Level 3	(536)	(8,611)	--
Transferred out of Level 3	32,863	73,648	8,560
Balance at end of period	$(135,121)	$(136,677)	$(138,400)
___________
1	The beginning balance for the Successor period was adjusted to reflect the impact of certain fair value adjustments from the merger transaction.

Puget Sound Energy Recurring Fair Value Measures	at Fair Value as of June 30, 2010				at Fair Value as of December 31, 2009
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$--	$928	$3,173	$4,101	$--	$2,469	$2,671	$5,140
Gas derivative instruments	--	7,339	973	8,312	--	14,298	115	14,413
Cash equivalents	93,422	5,375	--	98,797	38,835	5,465	--	44,300
Restricted cash	1,312	--	--	1,312	3,305	--	--	3,305
Total assets	$94,734	$13,642	$4,146	$112,522	$42,140	$22,232	$2,786	$67,158
Liabilities:
Electric derivative instruments	$--	$93,294	$133,328	$226,622	$--	$46,690	$99,000	$145,690
Gas derivative instruments	--	130,894	5,939	136,833	--	77,438	4,119	81,557
Total liabilities	$--	$224,188	$139,267	$363,455	$--	$124,128	$103,119	$227,247

Puget Sound Energy Level 3 Roll-Forward Net (Liability) (Dollars in Thousands) Three Months Ended June 30,	2010	2009
Balance at beginning of period	$(128,835)	$(176,222)
Changes during period:
Realized and unrealized energy derivatives
- included in earnings	(10,017)	6,633
- included in other comprehensive income	--	15,095
- included in regulatory assets / liabilities	(644)	1,513
Purchases, issuances and settlements	5,512	8,004
Transferred into Level 3	(536)	(3,710)
Transferred out of Level 3	(601)	12,010
Balance at end of period	$(135,121)	$(136,677)

Puget Sound Energy Level 3 Roll-Forward Net (Liability) (Dollars in Thousands) Six Months Ended June 30,	2010	2009
Balance at beginning of period	$(100,333)	$(132,256)
Changes during period:
Realized and unrealized energy derivatives
- included in earnings	(79,616)	4,283
- included in other comprehensive income	--	(38,047)
- included in regulatory assets / liabilities	(839)	(5,921)
Purchases, issuances and settlements	13,340	16,148
Transferred into Level 3	(536)	(6,778)
Transferred out of Level 3	32,863	25,894
Balance at end of period	$(135,121)	$(136,677)

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
Certain energy derivative instruments are classified as Level 3 in the fair value hierarchy because Level 3 inputs are significant to their fair value measurement.  Energy derivatives transferred out of Level 3 represent existing assets or liabilities that were classified as Level 3 at the start of the reporting period for which the lowest significant input became observable during the current reporting period and were transferred into Level 2.  Conversely, energy derivatives transferred into Level 3 from Level 2 represent scenarios in which the lowest significant input became unobservable during the current reporting period.  The Company had no transfers between Level 2 and Level 1 during the three and six months ended June 30, 2010 or 2009.

(5)	Estimated Fair Value of Financial Instruments

Puget Energy
The following table presents the carrying amounts and estimated fair values of Puget Energy’s financial instruments at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$132,926	$132,926	$78,527	$78,527
Restricted cash	16,541	16,541	19,844	19,844
Notes receivable and other	74,161	74,161	74,063	74,063
Electric derivatives	4,101	4,101	5,140	5,140
Gas derivatives	8,312	8,312	14,413	14,413
Interest rate derivatives	--	--	20,854	20,854
Financial liabilities:
Short-term debt	$--	$--	$105,000	$105,000
Junior subordinated notes	250,000	223,515	250,000	232,684
Current maturities of long-term debt (fixed-rate)	267,000	277,462	232,000	234,632
Long-term debt (fixed-rate)	2,953,860	3,268,917	2,638,860	2,815,048
Long-term debt (variable-rate)	1,483,000	1,457,859	1,483,000	1,478,632
Electric derivatives	226,622	226,622	150,099	150,099
Gas derivatives	136,833	136,833	81,557	81,557
Interest rate derivatives	56,149	56,149	26,844	26,844

Puget Sound Energy
The following table presents the carrying amounts and estimated fair values of PSE’s financial instruments at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$132,903	$132,903	$78,407	$78,407
Restricted cash	16,541	16,541	19,844	19,844
Notes receivable and other	74,161	74,161	74,063	74,063
Electric derivatives	4,101	4,101	5,140	5,140
Gas derivatives	8,312	8,312	14,413	14,413
Financial liabilities:
Short-term debt	$--	$--	$105,000	$105,000
Short-term debt owed by PSE to Puget Energy 1	22,898	22,898	22,898	22,898
Junior subordinated notes	250,000	223,515	250,000	232,684
Current maturities of long-term debt (fixed-rate)	267,000	277,462	232,000	234,632
Non-current maturities of long-term debt (fixed-rate)	2,953,860	3,268,917	2,638,860	2,815,048
Electric derivatives	226,622	226,622	145,690	145,690
Gas derivatives	136,833	136,833	81,557	81,557
___________
1	Short-term debt owed by PSE to Puget Energy is eliminated upon consolidation of Puget Energy.

The fair value of the long-term notes was estimated using U.S. Treasury yields and related current market credit spreads, interpolating to the maturity date of each issue.
The carrying values of short-term debt and notes receivable are considered to be a reasonable estimate of fair value.  The carrying amount of cash, which includes temporary investments with original maturities of three months or less, is also considered to be a reasonable estimate of fair value.

(6)	Retirement Benefits

PSE has a defined benefit pension plan, covering substantially all PSE employees.  Pension benefits earned are a function of age, salary and years of service.  The Company also maintains a non-qualified supplemental executive retirement plan (SERP) for certain of its senior management employees.  In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees.  These benefits are provided principally through an insurance company.  The insurance premiums are based on the benefits provided during the year, and are paid primarily by retirees.
The February 6, 2009 merger of Puget Energy with Puget Holdings triggered a new basis of accounting for PSE’s retirement benefit plans in the Puget Energy consolidated financial statements.  Such purchase accounting adjustments associated with the remeasurement of retirement plans are recorded at Puget Energy.

Puget Energy
The following tables summarize Puget Energy’s net periodic benefit cost for the three months ended June 30:

Qualified Pension Benefits
Three Months Ended June 30, (Dollars in Thousands)	2010	2009
Components of net periodic benefit cost:
Service cost	$4,037	$3,401
Interest cost	7,032	7,067
Expected return on plan assets	(8,207)	(7,523)
Net periodic benefit cost	$2,862	$2,945

SERP Pension Benefits
Three Months Ended June 30, (Dollars in Thousands)	2010	2009
Components of net periodic benefit cost:
Service cost	$267	$259
Interest cost	555	594
Amortization of net gain	(1)	--
Net periodic benefit cost	$821	$853

Other Benefits
Three Months Ended June 30, (Dollars in Thousands)	2010	2009
Components of net periodic benefit cost:
Service cost	$12	$31
Interest cost	208	244
Expected return on plan assets	(130)	(103)
Amortization of net gain	(31)	--
Net periodic benefit cost	$59	$172

The following tables summarize Puget Energy’s net periodic benefit cost for the six months ended June 30:

Qualified Pension Benefits		Successor	Predecessor
(Dollars in Thousands)	Six Months Ended June 30, 2010	February 6, 2009 – June 30, 2009 1	January 1, 2009 – February 5, 2009
Components of net periodic benefit cost:
Service cost	$8,074	$5,668	$1,090
Interest cost	14,064	11,778	2,302
Expected return on plan assets	(16,413)	(12,538)	(3,585)
Amortization of prior service cost	--	--	95
Amortization of net loss	--	--	269
Net periodic benefit cost	$5,725	$4,908	$171

SERP Pension Benefits		Successor	Predecessor
(Dollars in Thousands)	Six Months Ended June 30, 2010	February 6, 2009 – June 30, 2009 1	January 1, 2009 – February 5, 2009
Components of net periodic benefit cost:
Service cost	$523	$432	$89
Interest cost	1,096	990	193
Amortization of prior service cost	--	--	51
Amortization of net loss (gain)	(1)	--	74
Net periodic benefit cost	$1,618	$1,422	$407

Other Benefits		Successor	Predecessor
(Dollars in Thousands)	Six Months Ended June 30, 2010	February 6, 2009 – June 30, 2009 1	January 1, 2009 – February 5, 2009
Components of net periodic benefit cost:
Service cost	$42	$52	$11
Interest cost	426	406	88
Expected return on plan assets	(254)	(172)	(37)
Amortization of prior service cost	--	--	7
Amortization of net gain	(33)	--	(15)
Amortization of transition obligation	--	--	4
Net periodic benefit cost	$181	$286	$58
___________
1	The disclosed information is based on an initial January 31, 2009 measurement date, and as a result, the expense numbers are shown pro-rated for the second quarter 2009.

The following table summarizes Puget Energy’s change in benefit obligation for the periods ended June 30, 2010 and December 31, 2009:

	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Change in benefit obligation:
Benefit obligation at beginning of period	$504,786	$453,731	$39,152	$38,750	$15,953	$15,807
Service cost	8,075	12,469	512	951	53	114
Interest cost	14,064	25,912	1,083	2,178	440	894
Actuarial loss	--	33,458	--	1,433	86	770
Benefits paid	(15,600)	(20,784)	(865)	(4,160)	(942)	(2,050)
Medicare part D subsidy received	--	--	--	--	400	418
Benefit obligation at end of period	$511,325	$504,786	$39,882	$39,152	$15,990	$15,953

The fair value of plan assets declined from $485.7 million at December 31, 2009 to $462.0 million at June 30, 2010.

Puget Sound Energy
The following table summarizes PSE’s net periodic benefit cost for the three months ended June 30:

	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2010	2009	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$4,037	$3,800	$267	$267	$12	$30
Interest cost	7,032	6,962	555	579	208	214
Expected return on plan assets	(10,994)	(10,972)	--	--	(130)	(116)
Amortization of prior service cost	185	284	175	154	(1)	21
Amortization of net loss (gain)	1,706	1,043	154	221	(120)	(184)
Amortization of transition obligation	--	--	--	--	12	12
Net periodic benefit cost (income)	$1,966	$1,117	$1,151	$1,221	$(19)	$(23)

The following table summarizes PSE’s net periodic benefit cost for the six months ended June 30:

	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2010	2009	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$8,074	$7,071	$523	$534	$42	$62
Interest cost	14,064	13,867	1,096	1,157	426	480
Expected return on plan assets	(21,988)	(21,727)	--	--	(254)	(227)
Amortization of prior service cost	370	567	316	308	32	41
Amortization of net loss (gain)	3,412	1,851	346	443	(239)	(230)
Amortization of transition obligation	--	--	--	--	24	25
Net periodic benefit cost	$3,932	$1,629	$2,281	$2,442	$31	$151

The following table summarizes PSE’s change in benefit obligation for the periods ended June 30, 2010 and December 31, 2009:

	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Change in benefit obligation:
Benefit obligation at beginning of period	$504,786	$460,586	$39,152	$39,348	$15,953	$18,088
Service cost	8,075	14,141	512	1,068	53	125
Interest cost	14,064	27,734	1,083	2,315	440	960
Amendment	--	--	--	--	--	--
Actuarial loss (gain)	--	25,094	--	707	86	(1,296)
Benefits paid	(15,600)	(22,769)	(865)	(4,286)	(942)	(2,342)
Medicare part D subsidiary received	--	--	--	--	400	418
Benefit obligation at end of period	$511,325	$504,786	$39,882	$39,152	$15,990	$15,953

The fair value of plan assets declined from $485.7 million at December 31, 2009 to $462.0 million at June 30, 2010.
The Company expects contributions to fund the qualified pension plan and to meet SERP and the other postretirement plan obligations for the year ending December 31, 2010 to be $12.0 million, $3.0 million and $0.5 million, respectively.  During the three months ended June 30, 2010, the Company contributed $5.5 million to fund the qualified retirement plan and $0.4 million to meet the SERP plan requirements.  During the six months ended June 30, 2010, the Company contributed $12.0 million to fund the qualified retirement plan and $0.9 million and $0.3 million to meet the SERP and other postretirement obligations, respectively.

As a result of the Patient Protection and Affordable Care Act of 2010, PSE recorded a tax expense of $0.8 million during the six months ended June 30, 2010, related to a Medicare D subsidy that PSE receives.  These subsidies have been non-taxable in the past and will be subject to federal income taxes after 2012 as a result of such legislation.

(7)	Regulation and Rates

Effective July 1, 2010, the Washington Utilities and Transportation Commission (Washington Commission) approved a change in PSE’s Wind Power Production Credit (PTC) tariff.  PSE has not been able to utilize PTC’s since 2007 due to insufficient taxable income.  PSE set the PTC tariff to zero which resulted in an increase in electric rates of 1.65%.
On May 20, 2010, the Washington Commission issued an order to PSE determining the use of proceeds and the related accounting in connection with PSE sale of renewable energy credits and carbon financial instruments to third parties. In its order, the Washington Commission approved the Company’s request to defer, as a regulatory liability, proceeds obtained as a result of sales of renewable energy credits and carbon financial instruments. The Washington Commission’s order authorized $3.3 million of renewable energy credit sales proceeds recorded as a regulatory liability by PSE to be used as a partial offset to PSE’s California wholesale energy sales regulatory asset and $4.6 million to fund PSE’s low income customer conservation programs, with remaining accumulated regulatory credits to date as well as future proceeds to be amortized over a ten year period for ratemaking and accounting.  Several parties to the proceeding, including PSE, have subsequently filed requests with the Washington Commission seeking reconsideration and clarification of the decision. In PSE’s request for reconsideration filed with the Washington Commission on May 28, 2010, the Company seeks correction in the manner in which the regulatory credits are treated for ratemaking and adjustment of the California wholesale energy sales regulatory offset amount to $6.5 million from $3.3 million.  Other parties have requested reconsideration of the allocation of proceeds to PSE’s low income customer programs.  The Washington Commission has set the matter for hearing in August 2010 with an order to be issued by August 31, 2010.
As a result of the Washington Commission’s order of May 20, 2010, PSE adjusted the carrying value of its California wholesale energy sales regulatory asset in the second quarter of 2010 by $17.8 million (from $21.1 million to $3.3 million), with the $3.3 million then offset against the Company’s renewable energy credits regulatory liability as provided in the order.  The Company’s California wholesale energy sales regulatory asset represented unpaid bills for power sold into the markets maintained by the California Independent System Operator during the California Energy Crisis, the claims of which were settled along with all counterclaims against PSE in a settlement agreement approved by the Federal Energy Regulatory Commission (FERC) on July 1, 2009. PSE’s settlement with the California parties was expressly conditioned upon two other actions: (1) the California Energy Commission approval as qualifying facilities under California renewable energy rules of PSE’s Wild Horse and Hopkins Ridge wind farms; and (2) the approval by the California Public Utilities Commission of a renewable power agreement between PSE and Southern California Edison (SCE), under which PSE is selling qualifying renewable power to SCE in 2009 and 2010.  PSE entered into the SCE contract in January 2009 and all required approvals for that contract were obtained by June 18, 2009.  PSE similarly has sold renewable energy credits to Pacific Gas and Electric (PG&E) which were also approved by the California Public Utilities Commission.  In its petition for an order authorizing the use of renewable energy credits and carbon financial instruments to the Washington Commission, PSE sought approval for the use of $21.1 million of such proceeds as an offset against its California wholesale energy sales regulatory asset.
On April 2, 2010, the Washington Commission issued its order in PSE’s consolidated electric and natural gas general rate case filed in May 2009, supplemented by an order of clarification on April 8, 2010 approving a general rate increase for electric customers of 3.7% annually or $74.1 million.  The electric general rate order also created a tariff rider intended to allow PSE to collect in electric rates $52.3 million related to the recovery of certain deferred production related costs that were part of the general rates.  These costs will be fully amortized at the end of 2011.  The natural gas rate increase approved was 0.8% or $10.1 million on an annual basis.  The rate increase for electric and natural gas customers was effective April 8, 2010.  In its order, the Washington Commission approved a weighted cost of capital of 8.1% and a capital structure that included 46.0% common equity with an after-tax return on equity of 10.1%.
The Company adopted the Simplified Service Cost Method (SSCM) in 2001 and claimed tax benefits of $71.4 million before the Internal Revenue Service (IRS) disallowed the deductions in an audit.  This tax benefit had been included in rates.  Customer rates were corrected to reflect the IRS denial of the adjustment and the Washington Commission had deferred the recoverability of any interest payment payable to the IRS until it was assessed.  As part of the general rate order, the Washington Commission disallowed recovery of a regulatory asset related to the recovery of interest paid to the IRS associated with the loss of the SSCM deduction.

(8)	Litigation

Residential Exchange.  PSE is a party to certain agreements with the Bonneville Power Administration (BPA) that provide payments under its Residential Exchange Program (REP) to PSE, which PSE passes through to its residential and small farm electric customers.  PSE has agreements with BPA for REP payments to 2012 and for the period 2012 to 2028.  PSE and other parties have sought United States Court of Appeals for the Ninth Circuit (Ninth Circuit) review regarding BPA’s agreements for REP payments during these periods.  The amounts of REP payments under these agreements and the methods utilized in setting them are subject to FERC review or judicial review, or both, and are subject to adjustment, which may affect the amount of REP payments made or to be made by BPA to PSE.  It is not clear what impact, if any, these reviews or other REP-related litigation may ultimately have on PSE.

Equilon Litigation.  On April 21, 2010, Equilon Enterprises (dba Shell Oil Products), the owner of an oil refinery in Skagit County, Washington, filed suit against PSE in the United States District Court for the Western District of Washington in Seattle.  The complaint alleges that PSE violated contractual, legal or regulatory standards in connection with a power outage that occurred on April 23, 2009, and seeks compensation for Equilon’s losses, claimed to exceed $7.0 million.  WECC and North American Electric Reliability Corporation (NERC) previously investigated this event, and concluded that PSE did not violate any mandatory reliability standards.  PSE intends to vigorously defend this litigation but cannot predict the ultimate outcome.

Colstrip Matters. In May 2003, approximately 50 plaintiffs initiated an action against the owners of Colstrip, including PSE, alleging that: (1) seepage from two different wastewater pond areas caused groundwater contamination and threatened to contaminate domestic water wells and the Colstrip water supply pond; and (2) seepage from the Colstrip water supply pond caused structural damage to buildings and toxic mold.  The defendants reached agreement on a global settlement with all plaintiffs on April 29, 2008 and PSE paid its share of the settlement in July 2008.
On March 29, 2007, a second complaint related to pond seepage was filed on behalf of two ranch owners alleging damage due to the Colstrip Units 3 & 4 effluent holding pond.  A mediation between plaintiffs and PPL took place on July 14, 2010 and parties are working toward a final settlement.
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
On June 21, 2010, EPA issued a Proposed Rulemaking for the “Identification and Listing of Special Wastes: Disposal of Coal Combustion Residuals from Electric Utilities” which proposes different regulatory mechanisms by which to regulate coal combustion residuals, generally referred to as “coal ash,” and requests information from industry on these respective proposals.  PSE has joined other Colstrip owners in requesting an extension to the 120 day comment period, and the owners are currently evaluating the potential impact of these regulations on operations at Colstrip.  PSE’s potential increased cost of operating Colstrip is unknown at this time and dependent on the outcome of this rulemaking.

(9)	Variable Interest Entities

In accordance with ASC 810, “Consolidation” (ASC 810), a business entity that has a controlling financial interest in a VIE should consolidate the VIE in its financial statements.  A primary beneficiary of a VIE is the variable interest holder that has both the power to direct matters that significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits.  The Company enters into a variety of contracts for energy with other counterparties and evaluates all contracts to determine if they are variable interests.  The Company’s variable interests primarily arise through power purchase agreements where it is required to buy all or a majority of generation from a plant at rates set forth in the agreement.
The Company evaluated its power purchase agreements and determined it was not the primary beneficiary of any VIEs.  The Company had previously disclosed two potentially significant variable interests in prior periods; both entities are qualifying facilities contracts that expire at the end of 2011.  The Company has requested information to the relevant entities; however, they have refused to provide the necessary information to the Company, as they are not required to do so under their contracts.  However, due to the short duration of the remaining life of the contracts, if the variable interests were determined to be VIEs, the Company has concluded it is not the primary beneficiary of these entities based on available information and it has no exposure to losses on these contracts.  For the three months ended June 30, 2010 and 2009, the Company’s purchased power expense for these entities was $39.6 million and $31.7 million, respectively.  For the six months ended June 30, 2010 and 2009, the Company’s purchased power expense for these entities was $87.2 million and $79.1 million, respectively.

(10)	Other

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
The substantial upgrades and enhancements to its power-generating infrastructure will include new generators, water-intake structures, penstocks and flow-control systems at Plant 1 and Plant 2.  The upgrades will boost the project’s authorized output (currently 44 megawatt (MW)) to 54 MW.  Plant 1 and Plant 2 are now offline and are expected to return to service in March 2013.  PSE has engaged a general contractor to perform this work on its behalf, pursuant to a guaranteed maximum price construction contract.

IBEW Union Contract.  The International Brotherhood of Electrical Workers (IBEW) Local 77 union contract, which had been extended following the expiration of its March 31, 2010 term, expired on May 18, 2010.  PSE and the IBEW Local 77 have reached a tentative agreement on a new contract and the results of the IBEW vote will be known on August 31, 2010.

Bond Issuances. On June 29, 2010, PSE issued $250.0 million of senior notes, secured by first mortgage bonds.  The notes have a term of 30 years and an interest rate of 5.764%.  Net proceeds from the offering will be used to repay $7.0 million of medium-term notes with a 7.12% interest rate that mature on September 13, 2010 and to repay short-term debt outstanding under the $400.0 million capital expenditure credit facility.
On March 8, 2010, PSE issued $325.0 million of senior notes, secured by first mortgage bonds.  The notes have a term of 30 years and an interest rate of 5.795%.  Net proceeds from the offering were used to replenish funds utilized to repay $225.0 million of senior medium-term notes which matured on February 22, 2010 and carried a 7.96% interest rate.  Remaining net proceeds were used to pay down debt under PSE’s capital expenditure credit facility.

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

Overview

Puget Energy is an energy services holding company and all of its operations are conducted through its subsidiary PSE, a regulated electric and natural gas utility company.  PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution, generation and natural gas distribution.  Puget Energy’s business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE.  On February 6, 2009, Puget Holdings LLC (Puget Holdings) completed its merger with Puget Energy.  Puget Holdings is a consortium of long-term infrastructure investors including Macquarie Infrastructure Partners I, Macquarie Infrastructure Partners II, Macquarie Capital Group Limited, Macquarie-FSS Infrastructure Trust, the Canada Pension Plan Investment Board, the British Columbia Investment Management Corporation, and the Alberta Investment Management Corporation.  As a result of the merger, Puget Energy is a direct wholly owned subsidiary of Puget Equico LLC (Puget Equico), which is an indirect wholly owned subsidiary of Puget Holdings.  In connection with the merger transaction, Puget Energy applied Accounting Standards Codification (ASC) No. 805, “Business Combinations” (ASC 805).  PSE’s basis of accounting will continue to be on a historical basis and PSE’s financial statements will include no purchase accounting adjustments.
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
On May 20, 2010, the Washington Utilities and Transportation Commission (Washington Commission) issued an order to PSE determining the use of proceeds and the related accounting in connection with PSE sale of renewable energy credits and carbon financial instruments to third parties. In its order, the Washington Commission approved the Company’s request to defer, as a regulatory liability, proceeds obtained as a result of sales of renewable energy credits and carbon financial instruments. The Washington Commission’s order authorized $3.3 million of renewable energy credit sales proceeds recorded as a regulatory liability by PSE to be used as a partial offset to PSE’s California wholesale energy sales regulatory asset and $4.6 million to fund PSE’s low income customer conservation programs, with remaining accumulated regulatory credits to date as well as future proceeds to be amortized over a ten year period for ratemaking and accounting. Several parties to the proceeding, including PSE, have subsequently filed requests with the Washington Commission seeking reconsideration and clarification of the decision.  In PSE’s request for reconsideration filed with the Washington Commission on May 28, 2010, the Company seeks correction in the manner in which the regulatory credits are treated for ratemaking and adjustment of the California wholesale energy sales regulatory offset amount to $6.5 million from $3.3 million. Other parties have requested reconsideration of the allocation of proceeds to PSE’s low income customer programs.  The Washington Commission has set the matter for hearing in August 2010 with an order to be issued by August 31, 2010.
As a result of the Washington Commission’s order of May 20, 2010, PSE adjusted the carrying value of its California wholesale energy sales regulatory asset in the second quarter of 2010 by $17.8 million (from $21.1 million to $3.3 million), with the $3.3 million then offset against the Company’s renewable energy credits regulatory liability as provided in the order.  The Company’s California wholesale energy sales regulatory asset represented unpaid bills for power sold into the markets maintained by the California Independent System Operator during the California Energy Crisis, the claims of which were settled along with all counter claims against PSE in a settlement agreement approved by the Federal Energy Regulatory Commission (FERC) on July 1, 2009. PSE’s settlement with the California parties was expressly conditioned upon two other actions: (1) the California Energy Commission approval as qualifying facilities under California renewable energy rules of PSE’s Wild Horse and Hopkins Ridge wind farms; and (2) the approval by the California Public Utilities Commission of a renewable power agreement between PSE and Southern California Edison (SCE), under which PSE is selling qualifying renewable power to SCE in 2009 and 2010.  PSE entered into the SCE contract in January 2009 and all required approvals for that contract were obtained by June 18, 2009.  PSE similarly has sold renewable energy credits to Pacific Gas and Electric (PG&E) which were also approved by the California Public Utilities Commission. In its petition for an order authorizing the use of renewable energy credits and carbon financial instruments to the Washington Commission, PSE sought $21.1 million of such proceeds be used as an offset against its California Wholesale Energy Sales regulatory asset.
In addition, energy derivatives had a negative impact on net income for the three months ended June 30, 2010 due to continued declines in forward energy prices and a significant negative impact for the six months ended June 30, 2010.  As of July 1, 2009, PSE no longer designated energy derivatives as cash flow hedges, resulting in all of the mark-to-market changes being recorded in the income statement.  The forward prices of electricity and natural gas over the tenor of PSE’s outstanding derivative contracts declined 13.1% and 15.3%, respectively, from December 31, 2009 which caused additional losses on energy derivative contracts for the six months ended June 30, 2010.
  PSE’s electric retail kilowatt sales for the three months ended June 30, 2010 decreased 1.3% and gas therm sales increased 10.1%, as compared to the same period in 2009.  PSE’s natural gas sales in the three months ended June 30, 2010 were favorably impacted by colder temperatures as such sales are largely heating related but continue to be negatively impacted by use-per-customer volume declines when adjusted for temperature differences among comparison periods.  For the six months ended June 30, 2010, electric retail kilowatt sales and gas therm sales decreased 6.0% and 11.7%, respectively, as compared to the same period in 2009.  The increase in electric operating revenues for the three months ended June 30, 2010, was due to the general rate case increase effective April 8, 2010.  The increase was partially offset by the decrease in kilowatt sale volumes.  The decline in electric operating revenue for the six months ended 2010 is due primarily to warmer temperatures in the first quarter of 2010 and, to a lesser extent, the impact of PSE’s residential and commercial customer conservation programs, as well as continued effects of weak economic conditions in the Pacific Northwest.  The average temperature in PSE’s service territory during the first quarter of 2010, the quarter PSE normally experiences its highest sales volumes, was 46.8 degrees, or 6.2 degrees warmer than the same period in 2009, which was 40.6 degrees.  Normal temperatures for the same period is 43.5 degrees.  The Pacific Northwest also experienced below normal hydroelectric and wind conditions for the six months ended June 30, 2010 that adversely impacted PSE’s power costs in 2010.  In total, for the three months ended June 30, 2010 hydroelectric and wind generation decreased by 289,205 megawatt hours (MWhs) or 13.2% while hydroelectric and wind generation decreased by 599,980 MWhs or 15.8% for the six months ended June 30, 2010.

Factors and Trends Affecting PSE’s Performance.  PSE’s regulatory requirements and operational needs require the investment of substantial capital over the next several years.  Because PSE intends to seek recovery of such investments through the regulatory process, its financial results depend heavily upon positive outcomes from that process.  Further, PSE’s financial performance is heavily influenced by general economic conditions in its service territory, which affect customer growth and use per customer and thus utility sales, as well as by the effects of its customers’ conservation investments, which also tend to reduce energy sales.  The principal business, economic and other factors that affect PSE’s operations and financial performance include:

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

Regulation of PSE Rates and Recovery of PSE Costs. The rates that PSE is allowed to charge for its services is an important item influencing its financial condition, results of operations and liquidity.  PSE is highly regulated and the rates that it charges its retail customers are determined by the Washington Commission.  The Washington Commission determines these rates based, to a large extent, on historic test year costs plus weather normalized assumptions about hydro conditions and power costs in the relevant rate year.  Incremental customer growth and sales are typically insufficient to provide for year-to-year cost growth, thus rate increases are required.  If, in a particular rate year, PSE’s costs are higher than what is allowed to be recovered in rates, revenues may not be sufficient to permit PSE to earn its allowed return.  In addition, the Washington Commission determines whether expenses and investments are reasonable and prudent in providing electric and natural gas service.  If the Washington Commission determines that part of PSE’s costs do not meet the standard applied, those costs may be disallowed partially or entirely and not recovered in rates.

Electric Rates
On April 2, 2010, the Washington Commission issued its order in PSE’s consolidated electric rate case filed in May 2009, supplemented by an order of clarification on April 8, 2010 approving a general rate increase for electric customers of 3.7% annually or $74.1 million.  The electric general rate order also created a tariff rider of $52.3 million related to the recovery of certain deferred production related costs that were part of general rates.  These costs will be fully amortized at the end of 2011.  The rate increase for electric customers was effective April 8, 2010.  In its order, the Washington Commission approved a weighted cost of capital of 8.1% and a capital structure that included 46.0% common equity with a return on equity of 10.1%.
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

The following table sets forth electric rate changes that were approved by the Washington Commission and the corresponding impact on PSE’s annual revenues based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenues (Dollars in Millions)
Electric General Rate Case	April 8, 2010	3.7%	$ 74.1

Gas Rates
On April 2, 2010, the Washington Commission issued its order in PSE’s natural gas general rate case filed in May 2009, approving a general rate increase of $10.1 million or 0.8% annually.  The rate increase for natural gas customers was effective April 8, 2010.  In its order, the Washington Commission approved a weighted cost of capital of 8.1% and a capital structure that included 46.0% common equity with a return on equity of 10.1%.

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
The following table sets forth gas rate changes that were approved by the Washington Commission and the corresponding impact to PSE’s annual revenues based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenues (Dollars in Millions)
Gas General Rate Case	April 8, 2010	0.8%	$ 10.1
Purchased Gas Adjustment	October 1, 2009	(17.1)	(198.1)
Purchased Gas Adjustment	June 1, 2009 - May 31, 2010	(1.8)	(21.2)

Weather Conditions.  Weather conditions in PSE’s service territory have a significant impact on customer energy usage, affecting PSE’s revenues and energy supply expenses.  PSE’s operating revenues and associated energy supply expenses are not generated evenly throughout the year.  While both PSE’s electric and natural gas sales are generally greatest during winter months, variations in energy usage by customers occur from season to season and from month to month within a season, primarily as a result of weather conditions.  PSE normally experiences its highest retail energy sales and, subsequently, higher power costs during the winter heating season in the first and fourth quarters of the year and its lowest sales in the third quarter of the year.  Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult.  PSE reported higher customer usage in the three months ended June 30, 2010 primarily due to Pacific Northwest temperatures averaging 3 degrees colder than the same period in 2009 tempered by lower customer usage when weather adjusted, reflecting a weak Pacific Northwest economy and PSE’s conservation programs.  PSE reported lower customer usage for the six months ended June 30, 2010 primarily due to warmer temperatures in the Pacific Northwest during the first quarter of 2010 than the same period in 2009.  The average temperature during the first quarter of 2010 was 46.8 degrees, or 6.2 degrees warmer than the same period in 2009, while the average temperature for the second quarter of 2010 was 3 degrees colder than the same period in 2009.
Customer Demand. PSE expects the number of natural gas customers to grow at rates slightly above electric customers.  Both residential electric and natural gas customers are expected to continue a long-term trend of slow decline of energy usage based on continued energy efficiency improvements and the effect of higher retail rates.  The effects of the current recession on Washington’s economy have exacerbated a decline in customer usage in the second quarter of 2010.
Access to Debt Capital. PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term debt markets to fund its utility construction program, to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy.  Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade.  However, a ratings downgrade could adversely affect the ability to renew existing, or obtain access to new, credit facilities and could increase the cost of such facilities.  For example, under Puget Energy’s and PSE’s credit facilities, both of which expire in 2014, the borrowing costs and commitment fees increase as their respective credit ratings decline.  If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or acquisitions, including generating capacity, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected.  PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs.
Regulatory Compliance Costs and Expenditures. PSE’s operations are subject to extensive federal, state and local laws and regulations.  Such regulations cover electric system reliability, gas pipeline system safety and energy market transparency, among other areas.  Environmental regulations of air and water quality, generation by-products disposal and endangered species protection also impact the Company’s operations, as would possible climate change legislation or the regulation of generation by-products, such as coal ash.  PSE must spend significant sums on measures including resource planning, remediation, monitoring, pollution control equipment and emissions-related abatement and fees in order to comply with these regulatory requirements.

Compliance with these or other future regulations, such as those pertaining to climate change and generation by-products could require significant capital expenditures by PSE and may adversely affect PSE’s financial position, results of operations, cash flows and liquidity.

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
Markets For Intangible Power Attributes.  The Company is actively engaged in monitoring the development of the commercial markets for such intangible power attributes as Renewable Energy Credits and Carbon Financial Instruments.  The Company supports the development of regional and national markets for such products that are free, open, transparent and liquid.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this document.  Set forth below are the consolidated financial results of PSE for the three and six months ended June 30, 2010 and 2009:

Puget Sound Energy (Dollars in Thousands) Three Months Ended June 30	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Percent Change	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Percent Change
Operating revenues:
Electric
Residential sales	$252,564	$240,409	5.1%	$574,806	$599,193	(4.1)%
Commercial sales	198,750	197,981	0.4	414,952	429,543	(3.4)
Industrial sales	24,594	23,897	2.9	50,037	50,449	(0.8)
Other retail sales, including unbilled revenues	(17,507)	(25,707)	(31.9)	(46,554)	(55,095)	(15.5)
Total retail sales	458,401	436,580	5.0	993,241	1,024,090	(3.0)
Transportation sales	2,755	2,340	17.7	5,883	4,843	21.5
Sales to other utilities and marketers	(3,293)	10,888	(130.2)	13,915	20,239	(31.2)
Other	5,443	6,946	(21.6)	4,902	7,812	(37.3)
Total electric operating revenues	463,306	456,754	1.4	1,017,941	1,056,984	(3.7)
Gas
Residential sales	130,787	142,122	(8.0)	344,952	486,341	(29.1)
Commercial sales	64,019	68,143	(6.1)	155,609	207,574	(25.0)
Industrial sales	7,232	8,279	(12.6)	16,452	23,018	(28.5)
Total retail sales	202,038	218,544	(7.6)	517,013	716,933	(27.9)
Transportation sales	3,667	3,140	16.8	7,042	6,250	12.7
Other	3,742	5,238	(28.6)	7,797	10,174	(23.4)
Total gas operating revenues	209,447	226,922	(7.7)	531,852	733,357	(27.5)
Non-utility operating revenues	534	2,604	(79.5)	1,700	3,493	(51.3)
Total operating revenues	673,287	686,280	(1.9)	1,551,493	1,793,834	(13.5)
Operating expenses:
Energy costs:
Purchased electricity	174,977	188,918	7.4	429,284	449,167	4.4
Electric generation fuel	41,692	17,832	(133.8)	97,937	65,960	(48.5)
Residential exchange	(16,875)	(20,929)	19.4	(39,336)	(53,333)	26.2
Purchased gas	106,632	132,140	19.3	283,496	452,203	37.3
Net unrealized (gain) loss on derivative instruments	9,126	(9,920)	192.0	122,143	(7,590)	*
Utility operations and maintenance	122,235	122,107	(0.1)	238,414	237,000	(0.6)
Non-utility expense and other	3,079	2,088	(47.5)	4,553	3,395	(34.1)
Merger and related costs	--	(3,655)	*	--	23,908	*
Depreciation	74,126	66,191	(12.0)	144,654	132,186	(9.4)
Amortization	19,187	16,194	(18.5)	34,655	31,560	(9.8)
Conservation amortization	22,329	13,730	(62.6)	40,482	34,559	(17.1)
Taxes other than income taxes	67,985	66,697	(1.9)	151,401	168,039	9.9
Total operating expenses	624,493	591,393	(5.6)	1,507,683	1,537,054	1.9
Operating income	48,794	94,887	(48.6)	43,810	256,780	(82.9)
Other income	9,814	12,387	(20.8)	21,814	22,319	(2.3)
Other expense	(2,085)	(1,691)	23.3	(3,074)	(4,134)	(25.6)
Interest expense	(51,972)	(48,278)	7.7	(110,906)	(99,246)	11.7
Income (loss) before income taxes	4,551	57,305	(92.1)	(48,356)	175,719	(127.5)
Income tax (benefit) expense	4,044	13,528	70.1	(10,589)	46,965	122.5
Net income (loss)	$507	$43,777	(98.8)%	$(37,767)	$128,754	(129.3)%
__________
*	Not meaningful

Puget Sound Energy

Summary Results of Operations
PSE’s net income for the three months ended June 30, 2010 was $0.5 million with operating revenues of $673.3 million as compared to net income of $43.8 million on operating revenues of $686.3 million for the same period in 2009.  Operating revenues for the three months ended June 30, 2010 include an increase in electric operating revenues of $6.6 million despite a $17.8 million carrying value adjustment related to the California wholesale energy sales regulatory asset recorded as a reduction in sales to other utilities and marketers and a decrease in gas operating revenues of $17.5 million.
The following are significant factors impacting PSE’s net income for the three months ended June 30, 2010:
•
Increase in purchased electricity and electric generation fuel of $9.9 million despite a 1.3% reduction in electric customer retail sales volumes due primarily to the use of higher cost resources.  The increase in power costs is due to lower hydroelectric generation offset by wind generation which caused an increase of $9.2 million.  Additionally, PSE increased the generation from combustion turbines and coal fired plants which increased production costs.

•
Increase in net unrealized loss on derivative instruments of $19.0 million primarily due to falling forward market prices of electricity and natural gas on de-designation of cash flow hedges related to PSE’s energy contracts.  PSE discontinued cash flow hedge accounting July 1, 2009.

•	Increase in interest expense of $3.7 million primarily due to increase in long-term debt outstanding issued to fund PSE’s capital expenditures.

PSE’s net loss for the six months ended June 30, 2010 was $37.8 million on operating revenues of $1.6 billion as compared to the net income of $128.8 million on operating revenues of $1.8 billion for the same period in 2009.  Operating revenues include a decrease in electric operating revenues of $39.0 million with a $17.8 million carrying value adjustment related to the California wholesale energy sales regulatory asset and a decrease in gas operating revenues of $201.5 million, respectively.
The following are significant factors impacting PSE’s net loss for the six months ended June 30, 2010:
•
Increase in purchased electricity and electric generation fuel of $12.1 million despite a 6.0% reduction in electric customer retail sales volumes due primarily to warmer temperatures in the Pacific Northwest.  The increase in power costs is due to lower hydroelectric and wind generation for which replacement power costs caused an increase of $22.5 million.  Additionally, PSE increased the generation from combustion turbines and coal fired plants which increased production costs.

•
Increase in net unrealized loss on derivative instruments of $129.7 million primarily due to falling forward market prices of electricity and natural gas on de-designation cash flow hedges related to PSE’s energy contracts.  PSE discontinued cash flow hedge accounting July 1, 2009.

•	Increase in depreciation expense of $12.5 million primarily due to additional capital expenditures that were placed in service.
•
Increase in interest expense of $11.7 million primarily due to a $6.9 million write off of a regulatory asset for deferred interest paid to the Internal Revenue Service (IRS) related to the Simplified Service Cost Method deduction in prior years which was disallowed for the rate of recovery in the general rate case order of April 2, 2010.

•
The above increases were partially offset by a decrease from one time merger costs of $23.9 million related to the merger of Puget Energy with Puget Holdings.  These costs were primarily related to PSE employee compensation triggered by Puget Energy’s change of control, credit agreement related expenses and the impact of increases in the deferred compensation related liability.

Puget Sound Energy
The following discussion provides the significant items that impact PSE’s results of operations for the three and six months ended June 30, 2010 and 2009.

Regulated Utility Operating Revenues
Electric Operating Revenues. Electric retail sales increased $21.8 million, or 5.0%, to $458.4 million from $436.6 million for the three months ended June 30, 2010 as compared to the same period in 2009.  The increase was primarily due to an electric rate increase effective April 8, 2010 which contributed $14.1 million.  Also contributing to the increase is an $7.6 million increase related to conservation rider revenues and a decrease in benefits of the Residential and Farm Energy Exchange Benefit credited to customers which increased electric operating revenues by $4.2 million.  The credit also increased power costs by a corresponding amount with no impact on earnings.  These increases were partially offset by a decrease in retail electricity usage of 64,575 MWhs, or 1.3%, related to lower customer usage, resulting in a decrease of approximately $6.3 million to electric operating revenue.  The decrease was also due to PSE’s residential and commercial customer conservation programs and the continued effects of a weak Pacific Northwest economy and, to a lesser extent, the energy conservation program.  The decrease in usage related to the continued effects of a weaker economy were somewhat offset by average temperatures which averaged 3 degrees cooler than normal for the three months ended June 30, 2010.
Sales to other utilities and marketers decreased $14.2 million, to $(3.3) million from $10.9 million for the three months ended June 30, 2010.  The decrease consisted of an increase in actual sales to other utilities of $3.6 million which was offset by a carrying value adjustment of $17.8 million related to PSE’s California wholesale energy sales regulatory asset.  The increase in actual sales to other utilities prior to the carrying value adjustment was primarily due to favorable wholesale market conditions that made it cost effective for PSE to generate energy at its company-owned combustion turbine facilities and to sell it in the wholesale market.
Electric retail sales decreased $30.8 million, or 3.0%, to $993.2 million from $1.0 billion for the six months ended June 30, 2010 as compared to the same period in 2009.  The decrease in retail electricity usage of 666,851 MWhs or 6.0% is related to lower customer usage, resulting in a decrease of approximately $63.4 million in electric operating revenue.  The decrease was primarily due to warmer than average temperatures in the first quarter of 2010 as compared to the same period in 2009 and, to a lesser extent, PSE’s residential and commercial customer conservation programs and the continued effects of a weak Pacific Northwest economy.  During the first quarter of 2010, the average temperature was 46.8 degrees, or 6.2 degrees warmer than the same period in 2009, while the second quarter of 2010 the average temperature was 3 degrees colder than the same period in 2009.  The warmer temperatures translates to an 11.8% decrease in heating degree days (difference in average daily temperature compared to 65 degrees) from the prior year.  This decrease was partially offset by a $4.0 million increase related to conservation rider revenues.  The decrease is also offset by the benefits of the Residential and Farm Energy Exchange Benefit credited to customers which increased electric operating revenues by $14.6 million.  The credit also reduced power costs by a corresponding amount with no impact on earnings.  Also offsetting the decrease was an electric rate increase effective April 8, 2010 which contributed $14.1 million.
Sales to other utilities and marketers decreased $6.3 million, or 31.2%, to $13.9 million from $20.2 million for the six months ended June 30, 2010 as compared to the same period in 2009.  The decrease consisted of an increase in actual sales to other utilities of $11.5 million which was offset by carrying value adjustment of $17.8 million related to PSE’s California wholesale energy sales regulatory asset.  The increase in actual sales to other utilities prior to the carrying value adjustment was primarily due to favorable wholesale market conditions that made it cost effective for PSE to generate energy at its company-owned combustion turbine facilities and to sell it in the wholesale market.
Gas Operating Revenues.  Gas retail sales decreased $16.5 million, or 7.6%, to $202.0 million from $218.5 million for the three months ended June 30, 2010 as compared to the same period in 2009.  The decrease was primarily due to a $37.8 million decrease in gas operating revenues as a result of PGA rate decreases on June 1, 2009 and October 1, 2009 which reduced rates by 18.9%.  This decrease was partially offset by a 20.5 million, or 10.1%, increase in gas therm sales which increased revenue by $25.9 million as compared to the same period in 2009.  The PGA mechanism passes through to customer increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs.  PSE’s net income is not affected by changes under the PGA mechanism.  The increase in usage was due to average temperatures which were 3 degrees cooler than normal for the three months ended June 30, 2010 tempered by a weather adjusted reduction in use-per-customer.
Gas retail sales decreased $199.9 million, or 27.9%, to $517.0 million from $716.9 million for the six months ended June 30, 2010 as compared to the same period in 2009.  The decrease was primarily due to a 74.1 million, or 11.7%, decrease in gas therm sales which decreased revenue by $90.8 million and a $107.1 million decrease in gas operating revenues as a result of PGA rate decreases on June 1, 2009 and October 1, 2009.  The PGA mechanism passes through to customer increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs.  PSE’s net income is not affected by changes under the PGA mechanism.  The decrease was due primarily to warmer than average temperatures in the Pacific Northwest for the current year as compared to colder than normal temperatures in 2009 and, to a lesser extent, the impact of PSE’s residential and commercial customer conservation programs and the continued effects of a weak Pacific Northwest economy.

Operating Expenses
Purchased electricity expenses decreased $13.9 million, or 7.4%, and $19.9 million, or 4.4%, for the three and six months ended June 30, 2010, respectively, as compared to the same period in 2009.  The decrease for the three months ended June 30, 2010 is primarily the result of PSE generating electricity from its natural gas-fired combustion turbine facilities due to higher wholesale prices as compared to the price of PSE electric generation and lower customer usage related to a weak economy in the Pacific Northwest.  Offsetting the decreases were higher costs of $11.0 million associated with lower hydroelectric generation of 352,320 MWhs or 18.4% due to lower precipitation as compared to the same period in 2009.  The decrease for the six months ended June 30, 2010 is primarily the result of lower customer usage related to warmer than normal temperatures in the first quarter of 2010, a weak economy in the Pacific Northwest and higher generation of electricity from PSE’s natural gas-fired combustion turbine facilities due to higher wholesale prices as compared to the price of PSE’s electric generation.    PSE purchases less power when the cost of natural gas is lower than the cost of wholesale electricity due to gas-fired generating facilities.  Offsetting the decreases are higher costs of $22.5 million related to lower hydroelectric and wind generation.  Hydroelectric and wind generation for the six months ended June 30, 2010 was lower as compared to the same period in 2009 by 599,980 MWhs or 15.8% as a result of less precipitation and wind.
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
Electric generation fuel expense increased $23.9 million, or 133.8%, and $32.0 million, or 48.5%, for the three and six months ended June 30, 2010, respectively, as compared to the same period in 2009.  The increase for the three months ended June 30, 2010 was primarily due to an $18.5 million increase in costs related to higher volumes of electricity generation from natural gas fuel burned at PSE’s combustion turbine facilities and a $5.3 million increase related to higher generation of electricity at Colstrip due to the Unit 4 extended outage in 2009.  The increase for the six months ended June 30, 2010 was primarily due to a $25.9 million increase in costs related to higher volumes of electricity generation from natural gas fuel costs at PSE’s combustion turbine facilities and a $6.0 million increase related to increased generation at Colstrip in 2010 and the Colstrip Unit 4 extended outage in 2009.  Increased electric generation fuel expense at company-owned natural gas facilities was primarily the result of lower hydroelectric generation at facilities located on the Columbia River where PSE obtains energy produced under take-or-pay purchased electricity contracts.  Also contributing to the increased costs is the increase at Colstrip due to the Unit 4 outage which was taken offline in March 2009 to conduct maintenance and repair.  Unit 4 returned to service in November 2009.
Residential exchange credits decreased $4.1 million and $14.0 million for the three and six months ended June 30, 2010, respectively, as compared to the same period in 2009.  Associated with the Bonneville Power Administration (BPA) Residential Exchange Program (REP), the decreases were the result of lower electric residential and farm customer sales volumes.  REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue; thus, it has no impact on net income.
Purchased gas expenses decreased $25.5 million, or 19.3%, and $168.7, million or 37.3%, for the three and six months ended June 30, 2010, respectively, as compared to the same period in 2009.  The decrease for the three months ended June 30, 2010 was primarily due to a decrease in gas costs reflected in PGA rates.  The decrease related to the reduction in PGA rates was partially offset by a 10.1% usage increase related to 3 degrees cooler than average temperatures.  The decrease for the six months ended June 30, 2010 was primarily due to a 11.7% decrease in customer usage and gas costs reflected in PGA rates.  The decrease in customer usage was mainly due to warmer than average temperatures in the first quarter of 2010 as compared to the same period in 2009 and, to a lesser extent, the impact of PSE’s residential and commercial customer conservation programs and the continued effects of a weak Pacific Northwest economy.  The PGA mechanism provides the rates used to determine gas costs based on customer usage.  The rate decrease was the result of declining costs of wholesale natural gas.  The PGA mechanism allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or liability, any natural gas supply and transportation costs that exceed or fall short of this expected gas cost amount in PGA mechanism rates, including accrued interest.  The PGA mechanism payable balance at June 30, 2010 was $7.4 million as compared to $49.6 million at December 31, 2009.  PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances.  A receivable balance in the PGA mechanism reflects an under recovery of market natural gas cost through rates.  A payable balance reflects over recovery of market natural gas cost through rates.
Net unrealized loss on derivative instruments increased $19.0 million and $129.7 million for the three and six months ended June 30, 2010, respectively, as compared to the same period in 2009.  The loss was mainly due to mark-to-market accounting for PSE’s energy derivative contracts which are no longer cash flow hedges.  On July 1, 2009, PSE elected to de-designate its energy derivative contracts previously designated as cash flow hedges.  The contracts that were de-designated were physical electric supply contracts and natural gas financial swap contracts which were used to fix the price of natural gas for electric generation.  For these contracts, all future mark-to-market accounting impacts will be recognized through earnings.  The amount in accumulated other comprehensive income (OCI) is transferred to earnings when the contracts settle or sooner, if management determines that the forecasted transaction is probable of not occurring.  As a result, PSE will likely continue to experience the earnings impact of these reversals from OCI in future periods.  For the three months ended June 30, 2010, the forward prices of hedge transactions declined by 2.0% related to electricity prices and 3.2% for gas prices as compared to the prior year.  For the three months ended June 30, 2009, the forward price of electricity increased 5.0% and 3.9% for gas power hedge contracts as compared to March 2009 forward prices.  For the six months ended June 30, 2010, the mark-to-market accounting was also impacted by declining forward energy prices over the tenor of PSE’s derivative contracts outstanding which decreased by 13.1% related to electricity prices and 15.3% for gas prices as compared to the prior year.  For the six months ended June 30, 2009, the forward price of electricity increased 5.2% and  5.0% for gas power hedge contracts as compared to December 2008 forward prices.
Merger and related costs associated with the merger with Puget Holdings incurred for the three and six months ended June 30, 2009 was $(3.7) million and $23.9 million, respectively.  For the three months ended June 30, 2009, the decrease relates to a revision to compensation costs as a result of the change in control.  These costs were due to one-time PSE employee compensation costs, expenses related to the termination of credit agreements, legal fees and deferred compensation liability increases triggered by the merger.  Pursuant to the Washington Commission merger order commitments, PSE did not seek recovery of these costs in retail rates.
Depreciation expense increased $7.9 million and $12.5 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  This increase was primarily due to additional capital expenditures that were placed into service.
Amortization expense increased $3.0 million and $3.1 million for the three and six months ended June 30, 2010, respectively, due to the inclusion of Mint Farm and Wild Horse expansion operating and ownership costs in general rates effective April 8, 2010.  PSE ceased deferral of these costs effective April 8, 2010.
Conservation amortization increased $8.6 million and $5.9 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  The increase was due to a lower authorized recovery of electric and natural gas conservation expenditures.  Conservation amortization is a pass-through tariff item with no impact on earnings.
Taxes other than income taxes decreased $16.6 million for the six months ended June 30, 2010, as compared to the same period in 2009.  The decrease was primarily due to a decrease in revenue sensitive taxes due to lower retail sales.

Other Income and Interest Expense and Income Tax Expense
Other Income decreased $2.6 million for the three months ended June 30, 2010, as compared to the same period in 2009.  The decrease is primarily due to the carrying costs associated with the Mint Farm regulatory asset being included in general rates effective April 8, 2010.  Prior to April 8, 2010, the Mint Farm regulatory asset was accruing interest income as authorized by the Washington Commission.
Interest expense increased $3.7 million and $11.7 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  The increase during the three months ended June 30, 2010 is primarily due to increased expense on long-term bonds.  For the six months ended June 30, 2010, the increase was primarily due to a $6.9 million write off of a regulatory asset of deferred interest paid to the IRS related to the Simplified Service Cost Method deduction from prior years which was disallowed in the general rate case order of April 2, 2010.  Also impacting the increase is higher long-term debt outstanding.
Income tax expense decreased $9.5 million and $57.6 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  The decrease is primarily related to lower pre-tax income.

Puget Energy

Summary Results of Operations
All the operations of Puget Energy are conducted through its subsidiary PSE.  “Predecessor” refers to the operations of Puget Energy and PSE prior to the consummation of the merger on February 6, 2009.  “Successor” refers to the operations of Puget Energy and PSE subsequent to the merger.

Puget Energy’s net income for the three months ended June 30 was as follows:

Benefit/(Expense) (Dollars in Thousands)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Percent Change
PSE reported net income	$507	$43,777	(98.8)%
Other operating revenue	--	358	*
Purchased electricity	144	144	0.0
Net unrealized gain on derivative instruments	23,866	28,297	(15.7)
Non-utility expense and other	(1,078)	(2,229)	51.6
Merger and related costs	--	(3,907)	*
Depreciation and amortization	--	76	*
Interest expense 1	(22,523)	(22,883)	1.6
Income tax benefit (expense)	2,747	(63)	*
Puget Energy net income	$3,663	$43,570	(91.6)%
__________
*	Not meaningful
1	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Puget Energy’s net income (loss) for the six months ended June 30 was as follows:

		Successor	Predecessor
Benefit/(Expense) (Dollars in Thousands)	Six Months Ended June 30, 2010	February 6, 2009 – June 30, 2009	January 1, 2009 – February 5, 2009	2009 Combined	Percent Change
PSE reported net income (loss)	$(37,767)	$97,143	$31,611	$128,754	(129.3)%
Other operating revenue	--	358	--	358	*
Purchased electricity	288	241	--	241	19.5
Net unrealized gain on derivative instruments	76,235	38,878	--	38,878	96.1
Non-utility expense and other	(3,203)	(3,502)	(4)	(3,506)	8.6
Merger and related costs	--	(2,731)	(20,416)	(23,147)	*
Depreciation and amortization	--	76	--	76	*
Charitable contribution expense	--	(5,000)	--	(5,000)	*
Interest expense 1	(43,552)	(30,699)	25	(30,674)	(42.0)
Income tax benefit (expense)	(7,529)	866	1,540	2,406	*
Puget Energy net income (loss)	$(15,528)	$95,630	$12,756	$108,386	(114.3)%
__________
*	Not meaningful
1	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Puget Energy’s net income for the three months ended June 30, 2010 was $3.7 million on operating revenues of $673.3 million as compared to net income of $43.6 million on operating revenues of $686.6 million for the same period in 2009.  Puget Energy’s net loss for the six months ended June 30, 2010 was $15.5 million on operating revenues of $1.6 billion as compared to net income of $108.4 million on operating revenues of $1.8 billion for the same period in 2009.  The following are significant factors impacting Puget Energy’s net income (loss):
•
Puget Energy’s net income for the three months ended June 30, 2010 was negatively impacted by $4.4 million change in net unrealized gain on derivative instruments as a result of the required recognition of all contracts at fair value as part of purchase accounting, including derivative contracts previously designated as Normal Purchase Normal Sale (NPNS).  Certain of these contracts were subsequently redesignated as NPNS.  The unrealized gain represents amortization of the fair values recorded.

•
Puget Energy’s net loss for the six months ended June 30, 2010 as compared to net income for the same period in 2009 was positively impacted by a $37.4 million change in net unrealized gain on derivative instruments as a result of the required recognition of all contracts at fair value as part of purchase accounting, including derivative contracts previously designated as NPNS.  Certain of these contracts were subsequently redesignated as NPNS.  The unrealized gain represents amortization of the fair values recorded. Puget Energy’s net income for the same period was negatively impacted by $12.9 million of interest expense due to the long-term debt at Puget Energy, and business combination fair value of PSE’s debt, and PSE’s deferred debt costs.

2010 compared to 2009
Operating Expenses
Net unrealized gain on derivative instruments decreased $4.4 million for the three months ended June 30, 2010 as compared to the same period in 2009, and increased by $37.4 for the first six months of ended June 30, 2010 as compared to the same period in 2009 due to the fair value amortization of the derivative contracts.
Merger and related costs decreased $23.1 million for the six months ended June 30, 2010 as compared to the same period in 2009, due to one-time merger cost of compensation triggered by Puget Energy’s change of control, excise taxes associated with the transaction and financial advisor fees.

Other Income and Expense, Interest Expense and Income Tax Expense
Charitable contribution expense decreased $5.0 million at Puget Energy for the six months ended June 30, 2010 as compared to the same period in 2009, due to a charitable contribution to the PSE Foundation in 2009.
Interest expense at Puget Energy increased $12.9 million for the six months ended June 30, 2010 as compared to the same period in 2009 due to the difference in the length of time the term loan and capital expenditures loan were outstanding and the business combination fair value adjustment amortization.  During the six months ended June 30, 2010, there were six months of interest on the term and capital expenditure loans and six months of business combination fair value adjustments amortization related to PSE’s long-term debt and deferred debt costs, as compared to five months for the same period in 2009.  The interest expense for the term and capital expenditure loans contributed $8.3 million and the business combination fair value amortization contributed $4.6 million.
Income tax expense at Puget Energy decreased $2.8 million for the three months ended June 30, 2010 and increased $9.9 million for the six months ended June 30, 2010, as compared to the same periods in 2009.  The decrease for the three months ended June 30, 2010 is primarily related to lower pre-tax income.  The increase for the six months ended June 30, 2010 is due to higher pretax income from derivative instruments.

Capital Requirements
Contractual Obligations and Commercial Commitments
With the exception of the $250.0 million senior notes issued on June 29, 2010 and the $325.0 million senior notes issued on March 8, 2010, which increased contractual obligations by $1.3 billion net of redemptions (including accrued interest through the life of the issuance), there have been no other changes from the contractual obligations and consolidated commercial commitments set forth in Part II, Item 7 in Puget Energy’s and PSE’s combined annual report on Form 10-K for the year ended December 31, 2009.  The information provided in the contractual obligations and commercial commitments table under “Capital Requirements” in Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the combined Puget Energy and PSE annual report on Form 10-K for the year ended December 31, 2009 is incorporated herein by reference.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  The cash flow from construction expenditures, excluding equity Allowance for Funds Used During Construction (AFUDC), was $426.4 million for the six months ended June 30, 2010.  As a result of a general slowing in the economy and changes to the Company’s proposed resources PSE’s projected construction expenditures have been reduced.  Presently planned utility construction expenditures, excluding AFUDC, for 2010, 2011 and 2012 are:

Capital Expenditure Projections (Dollars in Millions)	2010	2011	2012
Energy delivery, technology and facilities	$547	$595	$591
New resources	324	409	149
Total expenditures	$871	$1,004	$740

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

Capital Resources
Cash From Operations

Puget Sound Energy
Cash generated from operations for the six months ended June 30, 2010 was $401.6 million, a decrease of $109.4 million from the $511.0 million generated during the first six months of 2009.  The decrease was primarily the result of the following factors:
•
Accounts receivable and unbilled revenue decreased $181.4 million during the first six months of 2010 compared to a decrease of $280.2 million during the same period in 2009 causing an operating cash flow decrease of $98.8 million.

•
PGA mechanism provided $42.2 million to customers during the six months ended June 30, 2010 compared to an overrecovery from customers of $54.0 million during the same period in 2009, which resulted in a decrease in cash flows from operating activities of $96.2 million.

•	PSE’s deferred taxes decreased $0.5 million in 2010 as compared to tax savings in 2009 of $68.7 million due to bonus depreciation and repair allowance deductions.

The decrease in cash generated from operating activities in 2010 was partially offset by the following:
•
Net payments of $41.4 million on accounts payable during the six months ended June 30, 2010 compared to net payments of $151.1 million during the same period in 2009 due to the timing of invoice payments, as well as variances in energy payables due to weather fluctuations, which resulted in an increase in operating cash flows of $109.7 million.

•
A decrease in prepaid income taxes of $13.5 million during the six months ended June 30, 2010 compared to an increase of $21.7 million during the same period in 2009, causing an increase in cash from operations of $35.2 million.

Puget Energy
Cash generated from operations for the six months ended June 30, 2010 was $581.8 million, a decrease of $32.9 million from the $614.7 million generated during the first six months of 2009.  The decrease included $109.4 million from the cash provided by the operating activities of PSE, discussed above.  In addition, the decrease was the result of the following:
•
As a result of the merger, $222.9 million in derivative settlement payments were reclassified to financing activities during the six months ended June 30, 2010 compared to $258.2 million during the same period in 2009, resulting in a decrease in operating cash flows of $35.3 million.  These contracts represent proceeds received from derivative instruments that included financing elements at the merger date.

The decrease in cash generated from operating activities in 2010 was partially offset by the following:
•	Puget Energy made $89.8 million greater net payments on accounts payable during the six months ended June 30, 2010 as compared to the same period in 2009.

Financing Program
The Company’s external financing requirements principally reflect the cash needs of its construction program, its schedule of maturing debt and certain operational needs.  PSE anticipates refinancing the redemption of bonds with its credit facilities and/or the issuance of new long-term debt.  Access to funds depends upon factors such as Puget Energy’s and PSE’s credit ratings, prevailing interest rates and investor receptivity to investing in the utility industry and PSE.

Credit Facilities and Commercial Paper
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
PSE’s credit agreements contain usual and customary affirmative and negative covenants that, among other things, place limitations on its ability to incur additional indebtedness and liens, issue equity, pay dividends, transact with affiliates and make asset dispositions and investments.  The credit agreements also contain financial covenants which include: a cash flow interest coverage ratio and to the extent below investment grade, a cash flow to net debt outstanding ratio (each as specified in the facilities).  PSE certifies its compliance with such covenants to participating banks each quarter.  As of June 30, 2010, PSE was in compliance with all applicable covenants.
These credit facilities contain similar terms and conditions and are syndicated among numerous committed lenders.  The agreements provide PSE with the ability to borrow at different interest rate options and include variable fee levels.  The credit agreements allow PSE to borrow at the bank’s prime rate or to make floating rate advances at the London Interbank Offered Rate (LIBOR) plus a spread that is based upon PSE’s credit rating.  The $400.0 million working capital facility and $350.0 million credit agreement to support energy hedging allow for issuing standby letters of credit.  The $400.0 million working capital facility also serves as a backstop for PSE’s commercial paper program.
In May 2010, PSE’s credit facilities were amended, in part, to include a swing line feature allowing same day availability on such borrowings up to $50.0 million.  This feature does not increase the total lending commitments.
As of June 30, 2010, PSE had no debt outstanding under the $400.0 million working capital facility, no debt outstanding under the $400.0 million capital expenditure facility and no amount drawn and outstanding (including letters of credit) under the $350.0 million facility supporting energy hedging.  Outside of the credit agreements, PSE had a $6.2 million letter of credit in support of a long-term transmission contract.  Effective July 1, 2010, the amount of this letter of credit decreased to $5.7 million.
Demand Promissory Note.  On June 1, 2006, PSE entered into a revolving credit facility with its parent, Puget Energy, in the form of a credit agreement and a Demand Promissory Note (Note).  Under the terms of such agreement and Note, PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lowest of the weighted-average interest rate of: (a) PSE’s outstanding commercial paper interest rate or (b) PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%.  At June 30, 2010, the outstanding balance of the Note was $22.9 million.  The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE’s financial statements.

Puget Energy Credit Facilities
Puget Energy has entered into a $1.225 billion five-year term loan and a $1.0 billion credit facility for funding capital expenditures.  Such loan and facility mature in February 2014.  These credit agreements contain usual and customary affirmative and negative covenants which are similar to PSE’s credit facilities.  Puget Energy’s credit agreements contain financial covenants based on the following three ratios:  cash flow interest coverage, cash flow to net debt outstanding and debt service coverage (cash available for debt service to borrower interest), each as specified in the facilities.  Puget Energy certifies its compliance with such covenants each quarter.  As of June 30, 2010, Puget Energy was in compliance with all applicable covenants.
In May 2010, Puget Energy’s credit facilities were amended, in part, to include a provision for the sharing of collateral with future note holders when notes are issued to repay and reduce the size of the bank facilities.
These facilities contain similar terms and conditions, and are syndicated among numerous committed lenders.  The agreements provide Puget Energy with the ability to borrow at different interest rate options and include variable fee levels.  Borrowings may be at the bank’s prime rate or at floating rates based on LIBOR plus a spread that is based upon Puget Energy’s credit rating.  Puget Energy must also pay a commitment fee on the unused portion of the $1.0 billion facility.  The spreads and the commitment fee depend on Puget Energy’s credit ratings.  As of the date of this report, the spread over prime rate is 1.25%, the spread to the LIBOR is 2.25% and the commitment fee is 0.84%.  As of June 30, 2010, the term loan was fully drawn and $258.0 million was outstanding under the $1.0 billion facility.

Dividend Payment Restrictions.  The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At June 30, 2010, approximately $364.8 million of unrestricted retained earnings were available for the payment of dividends under the most restrictive mortgage indenture covenant.
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
At June 30, 2010, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

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
PSE’s ability to issue additional secured debt may be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests, at June 30, 2010, PSE could issue:

•
approximately $1.4 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $2.3 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at June 30, 2010; and

•
no additional first mortgage bonds under PSE’s natural gas mortgage indenture.  Although PSE had approximately $390.0 million of gas bondable property available for issuance, the Company is subject to a combined gas and electric interest coverage test of 1.75 times net earnings available for interest and a gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage).  At June 30, 2010, PSE exceeded the gas 2.0 times net earnings test, but did not meet the combined 1.75 times test primarily as a result of lower energy sales and higher net power costs due to warmer than normal temperatures and lower than normal hydroelectric and wind generation.  The company expects to meet this test by December 2010 as it collects additional revenues from the April 8, 2010 rate increase for electric and natural gas customers.

At June 30, 2010, PSE had approximately $5.5 billion in electric and natural gas ratebase to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations and Long-Term Debt Activity
PSE filed a shelf registration statement to provide for the offering of an aggregate amount of $800.0 million senior notes of PSE, secured by first mortgage bonds and unsecured debentures of PSE.  The Company remains subject to the restrictions of PSE’s indentures on the amount of first mortgage bonds that PSE may issue.
On June 29, 2010, PSE issued $250.0 million of senior notes, secured by first mortgage bonds.  The notes have a term of 30 years and an interest rate of 5.764%.  Net proceeds from the note offering will be used to repay $7.0 million of medium-term notes with a 7.12% interest rate that mature on September 13, 2010 and to repay short-term debt outstanding under the $400.0 million capital expenditure credit facility.
On March 8, 2010, PSE issued $325.0 million of senior notes, secured by first mortgage bonds.  The notes have a term of 30 years and an interest rate of 5.795%.  Net proceeds from the offering were used to replenish funds utilized to repay $225.0 million of senior medium-term notes which matured on February 22, 2010 and carried a 7.96% interest rate.  Remaining net proceeds were used to pay down debt under PSE’s capital expenditure credit facility.

Other

Proceedings Relating to the Bonneville Power Administration
PSE has been a party to certain agreements with BPA that provide payments under its REP to PSE, which PSE passes through to its residential and small farm electric customers.  PSE has agreements with BPA for REP payments to 2012 and for the period 2012 to 2028.  PSE and other parties have sought United States Court of Appeals for the Ninth Circuit (Ninth Circuit) review regarding BPA’s agreements for REP payments during these periods.  The amounts of REP payments under these agreements and the methods utilized in setting them are subject to FERC review or judicial review, or both, and are subject to adjustment, which may affect the amount of REP payments made or to be made by BPA to PSE.  It is not clear what impact, if any, these reviews or other REP-related litigation may ultimately have on PSE.

Equilon Litigation.  On April 21, 2010, Equilon Enterprises (dba Shell Oil Products), the owner of an oil refinery in Skagit County, Washington, filed suit against PSE in the United States District Court for the Western District of Washington in Seattle.  The complaint alleges that PSE violated contractual, legal or regulatory standards in connection with a power outage that occurred on April 23, 2009, and seeks compensation for Equilon’s losses, claimed to exceed $7.0 million.  Western Electricity Coordinating Council (WECC) and North American Electric Reliability Corporation (NERC) previously investigated this event, and concluded that PSE did not violate any mandatory reliability standards.  PSE intends to vigorously defend this litigation but cannot predict the ultimate outcome.

IBEW Union Contract.  The International Brotherhood of Electrical Workers (IBEW) Local 77 union contract, which had been extended following the expiration of its March 31, 2010 term, expired on May 18, 2010.  PSE and the IBEW Local 77 have reached a tentative agreement on a new contract and the results of the IBEW vote will be known on August 31, 2010.

Regulations and Rates
Effective July 1, 2010, the Washington Commission approved a change in PSE’s Wind Power Production Credit (PTC) tariff.  PSE has not been able to utilize PTC’s since 2007 due to insufficient taxable income.  PSE set the PTC tariff to zero which resulted in an increase in electric rates of 1.65%.
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

Colstrip Matters
In May 2003, approximately 50 plaintiffs initiated an action against the owners of Colstrip, including PSE, alleging that: (1) seepage from two different wastewater pond areas caused groundwater contamination and threatened to contaminate domestic water wells and the Colstrip water supply pond; and (2) seepage from the Colstrip water supply pond caused structural damage to buildings and toxic mold.  The defendants reached agreement on a global settlement with all plaintiffs on April 29, 2008 and PSE paid its share of the settlement in July 2008.
On March 29, 2007, a second complaint related to pond seepage was filed on behalf of two ranch owners alleging damage due to the Colstrip Units 3 & 4 effluent holding pond.  A mediation between plaintiffs and PPL took place on July 14, 2010 and parties are working toward a final settlement.
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
On June 21, 2010, EPA issued a Proposed Rulemaking for the “Identification and Listing of Special Wastes: Disposal of Coal Combustion Residuals from Electric Utilities” which proposes different regulatory mechanisms by which to regulate coal combustion residuals, generally referred to as “coal ash,” and requests information from industry on these respective proposals.  PSE has joined other Colstrip owners in requesting an extension to the 120 day comment period, and the owners are currently evaluating the potential impact of these regulations on operations at Colstrip.  PSE’s potential increased cost of operating Colstrip is unknown at this time and dependent on the outcome of this rulemaking.

New Accounting Pronouncements
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
Variable Interest Entities. In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-17, Topic 810, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the FASB ASC for the issuance of pre-codification FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  This standard replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (VIE) with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and: (1) the obligation to absorb losses of the entity; or (2) the right to receive benefits from the entity.  An approach that is primarily qualitative is expected to be more effective for identifying which reporting entity has a controlling financial interest in a VIE.  This standard also requires additional disclosures about a reporting entity’s involvement in VIE relationships, which will enhance the information provided to users of financial statements.  The Company adopted the standard as of January 1, 2010.  There was no impact from adoption.

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
On July 1, 2009, Puget Energy and PSE elected to revalue all energy related derivative contracts that previously had been recorded as cash flow hedges for the purpose of simplifying its financial reporting.  The contracts that were de-designated related to physical electric supply contracts and natural gas swap contracts to fix the price of natural gas for electric generation.  For these contracts initiated after this date, all future mark-to-market adjustments will be recognized through earnings.  The amount previously recorded in accumulated OCI is transferred to earnings in the same period or periods during which the hedged transaction affected earnings or sooner if management determines that the forecasted transaction is probable of not occurring.  As a result, the Company will likely continue to experience the earnings impact of these reversals from OCI in future periods.
The following tables present the Company’s energy derivatives instruments that do not meet the NPNS exception at June 30, 2010 and December 31, 2009:
	Energy Derivatives
Puget Energy Derivative Portfolio (Dollars in thousands)	June 30, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Electric portfolio
Current	$2,851	$124,658	$4,137	$79,732
Long-term	1,250	101,964	1,003	70,367
Total electric derivatives	$4,101	$226,622	$5,140	$150,099
Gas portfolio
Current	$7,897	$96,814	$10,811	$62,207
Long-term	415	40,019	3,602	19,350
Total gas derivatives	$8,312	$136,833	$14,413	$81,557
Total derivatives	$12,413	$363,455	$19,553	$231,656

	Energy Derivatives
Puget Sound Energy Derivative Portfolio (Dollars in thousands)	June 30, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Electric portfolio
Current	$2,851	$124,658	$4,137	$75,323
Long-term	1,250	101,964	1,003	70,367
Total electric derivatives	$4,101	$226,622	$5,140	$145,690
Gas portfolio
Current	$7,897	$96,814	$10,811	$62,207
Long-term	415	40,019	3,602	19,350
Total gas derivatives	$8,312	$136,833	$14,413	$81,557
Total derivatives	$12,413	$363,455	$19,553	$227,247

For further details regarding both the fair value of derivative instruments and the impacts such instruments have on current period earnings and OCI (for cash flow hedges), please see Note 3 and Note 4 of the notes to the consolidated financial statements.
At June 30, 2010, the Company had total assets of $8.3 million and total liabilities of $136.8 million related to financial contracts used to economically hedge the cost of physical natural gas purchased to serve natural gas customers.  All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980 due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism.  As the gains and losses on the hedges are realized in future periods, they will be recorded as gas costs under the PGA mechanism.
A hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company derivative contracts by $115.5 million and would impact the fair value of those contracts marked-to-market in earnings by $75.0 million after-tax related to derivatives not designated as hedges.

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
Where deemed appropriate, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses.  Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.  As of June 30, 2010, PSE held approximately $1.1 million worth of standby letters of credit in support of various electricity and renewable energy credit transactions.
It is possible that volatility in energy commodity prices could cause PSE to have material credit risk exposures with one or more counterparties.  If such counterparties fail to perform their obligations under one or more agreements, PSE could suffer a material financial loss.  However, as of June 30, 2010, approximately 91.6% of PSE’s energy and gas portfolio exposure, including NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies, and 8.4% of PSE’s portfolio are either rated below investment grade or are not rated by rating agencies.  PSE assesses credit risk internally for counterparties that are not rated.
PSE has entered into commodity master arrangements with its counterparties to mitigate credit exposure to those counterparties.  PSE generally enters into the following master arrangements: (1) Western Systems Power Pool (WSPP) agreements – standardized power sales contracts in the electric industry; (2) International Swaps and Derivatives Association (ISDA) agreements – standardized financial gas and electric contracts; and (3) North American Energy Standards Board (NAESB) agreements– standardized physical gas contracts.  PSE believes that entering into such agreements reduces the risk of default by allowing a counterparty the ability to make only one net payment.
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
In response to the Deepwater Horizon disaster that occurred in the Gulf of Mexico in April 2010, PSE examined and continues to carefully monitor its derivative exposure to BP Energy and Anadarko Petroleum, both of whom were downgraded by credit agencies during the second quarter.  As of June 30, 2010, PSE was in a net derivative liability position of $5.3 million with BP Energy and in a net derivative asset position of $0.1 million with Anadarko.  All transactions related to these two counterparties are PSE energy supply purchase contracts and are marked-to-market on a daily basis.
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
The Company computes credit reserves at a master agreement level (i.e., WSPP, ISDA or NAESB) by counterparty.  The Company considers external credit ratings and market factors, such as credit default swaps and bond spreads, in determination of reserves.  The Company recognizes that external ratings may not always reflect how a market participant perceives a counterparty’s risk of default.  The Company uses both default factors published by S&P and factors derived through analysis of market risk, which reflect the application of an industry standard recovery rate.  The Company selects a default factor by counterparty at an aggregate master agreement level based on a weighted average default tenor for that counterparty’s deals.  The default tenor is used by weighting fair values and contract tenors for all deals for each counterparty and coming up with an average value.  The default factor used is dependent upon whether the counterparty is in a net asset or a net liability position after applying the master agreement levels.
The Company applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  Moreover, the Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate.  The fair value of derivatives includes the impact of taking into account credit and non-performance reserves.  As of June 30, 2010, the Company was in a net liability position with the majority of its counterparties so the default factors of counterparties did not have a significant impact on reserves for the year.  Despite its net liability position, PSE was not required to post any additional collateral with any of its counterparties. Additionally, PSE did not trigger any collateral requirements with any of its counterparties, nor were any of PSE’s counterparties required to post additional collateral resulting from credit rating downgrades.

Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments and leases and anticipated long-term debt financing needed to fund capital requirements.  The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities.  The Company utilizes internal cash from operations, commercial paper and line of credit facilities to meet short-term funding needs.  Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable.  The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts.  As of June 30, 2010, Puget Energy had seven interest rate swap contracts outstanding, and PSE did not have any outstanding interest rate swap instruments.
In February 2009, Puget Energy entered into interest rate swap transactions to hedge the risk associated with one-month LIBOR floating rate debt.  As of June 30, 2010, the fair value of the interest rate swaps designated as cash flow hedges was a $56.1 million pre-tax loss.  This fair value considers the risk of Puget Energy’s non-performance by using Puget Energy’s incremental borrowing rate on unsecured debt over the risk-free rate in the valuation estimate.  The ending balance in OCI includes a loss of $36.5 million after tax related to the interest rate swaps designated as cash flow hedges during the current reporting period.
A hypothetical 10% increase in interest rates would increase the fair value of interest rate swaps by $7.2 million, with a corresponding after-tax increase in unrealized loss recorded in accumulated OCI of $4.6 million.  A hypothetical 10% decrease in interest rates would decrease the fair value of interest rate swaps by $7.3 million loss, with a corresponding tax decrease in unrealized losses recorded in accumulated OCI of $4.7 million.

The following table presents Puget Energy’s interest rate derivative instruments designated as cash flow hedges at June 30, 2010 and December 31, 2009:

Puget Energy Derivative Portfolio (Dollars in Thousands)	June 30, 2010		December 31, 2009
Interest Rate Swaps	Assets	Liabilities	Assets	Liabilities
Current	$--	$27,099	$--	$26,844
Long-term	--	29,050	20,854	--
Total	$--	$56,149	$20,854	$26,844

From time to time PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance.  The ending balance in OCI related to the forward starting swaps and previously settled treasury lock contracts at June 30, 2010 is a net loss of $7.4 million after tax and accumulated amortization.  This compares to a loss of $7.6 million in OCI after tax as of December 31, 2009.  All financial hedge contracts of this type are reviewed by an officer, presented to the Asset Management Committee or the Board of Directors, as applicable, and are approved prior to execution.  PSE had no treasury locks or forward starting swap contracts outstanding at June 30, 2010.

Item 4.                      Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010, the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010, the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

Part II                    Other Information

Item 1.                      Legal Proceedings

See the Litigation footnote of this Quarterly Report on Form 10-Q.  Contingencies arising out of the normal course of PSE’s business exist at June 30, 2010.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of these matters.

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

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ James W. Eldredge
James W. Eldredge Vice President, Controller and Chief Accounting Officer
Date: August 12, 2010
Chief Accounting Officer and Officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

The following exhibits are filed herewith:

10.1	Amendment dated May 10, 2010 to Credit Agreement (dated February 6, 2009) among Puget Sound Energy, Inc. as Borrower, Barclays Bank PLC, as Facility Agent, and the lenders party thereto.
10.2
First Amendment dated May 10, 2010 to Credit Agreement (dated May 16, 2008) among Puget Energy, Inc., as Borrower, Barclays Bank PLC, as Facility Agent, and Collateral Agent, and the lenders party thereto.

12.1
Statement setting forth computation of ratios of earnings to fixed charges (2005 through 2008, January 1, 2009 – February 5, 2009 (Predecessor) and February 6, 2009 – December 31, 2009 and 12 months ended June 30, 2010 (Successor)) for Puget Energy.

12.2	Statement setting forth computation of ratios of earnings to fixed charges (2005 through 2009 and 12 months ended June 30, 2010) for Puget Sound Energy.
31.1	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Chief Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.