Form 10-Q
period 2010-11-02
PUGET SOUND ENERGY INC; PUGET ENERGY INC /WA
filed 2010-11-03
CIK 81100, 1085392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Puget Energy, Inc.
Consolidated Statements of Income – Three Months Ended September 30, 2010 and 2009
Consolidated Statements of Income – Nine Months Ended September 30, 2010, February 6, 2009 to September 30, 2009 (Successor) and January 1, 2009 to February 5, 2009 (Predecessor)
Consolidated Statements of Comprehensive Income – Three Months Ended September 30, 2010 and 2009
Consolidated Statements of Comprehensive Income – Nine Months Ended September 30, 2010, February 6, 2009 to September 30, 2009 (Successor) and January 1, 2009 to February 5, 2009 (Predecessor)
Consolidated Balance Sheets – September 30, 2010 and December 31, 2009
Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2010, February 6, 2009 to September 30, 2009 (Successor) and January 1, 2009 to February 5, 2009 (Predecessor)

Puget Sound Energy, Inc.
Consolidated Statements of Income – Three and Nine Months Ended September 30, 2010 and 2009
Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2010 and 2009
Consolidated Balance Sheets – September 30, 2010 and December 31, 2009
Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2010 and 2009

Notes
Combined Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

Exhibit Index

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BPA	Bonneville Power Administration
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
kW	Kilowatt
kWh	Kilowatt Hour
LIBOR	London Interbank Offered Rate
MMBtus	One Million British Thermal Units
MW	Megawatt (one MW equals one thousand kW)
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
OCI	Other Comprehensive Income
PCA	Power Cost Adjustment
PGA	Purchased Gas Adjustment
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Equico	Puget Equico LLC
Puget Holdings	Puget Holdings LLC
PTC	Production Tax Credit
PURPA	Public Utility Regulatory Policies Act
REC	Renewable Energy Credit
REP	Residential Exchange Program
SERP	Supplemental Executive Retirement Plan
VIE	Variable Interest Entity
Washington Commission	Washington Utilities and Transportation Commission

FILING FORMAT
This report on Form 10-Q is a Quarterly Report filed separately by two different registrants, Puget Energy, Inc. (Puget Energy) as a voluntary Securities and Exchange Commission filer, and Puget Sound Energy, Inc. (PSE).  Any references in this report to the “Company” are to Puget Energy and PSE collectively.

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
In addition to other factors and matters discussed elsewhere in this report, some important factors that could cause actual results or outcomes for Puget Energy and PSE to differ materially from those discussed in forward-looking statements include:

•
Governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Utilities and Transportation Commission (Washington Commission), with respect to allowed rates of return, cost recovery, financings, industry and rate structures, transmission and generation business structures within PSE, acquisition and disposal of assets and facilities, operation, maintenance and construction of electric generating facilities, natural gas and electric distribution and transmission facilities, licensing of hydroelectric operations and natural gas storage facilities, recovery of other capital investments, recovery of power and natural gas costs, recovery of regulatory assets, implementation of energy efficiency programs and present or prospective wholesale and retail competition;

•	Failure of PSE to comply with FERC or Washington Commission standards and/or rules, which could result in penalties based on the discretion of either commission;
•
Findings of noncompliance with electric reliability standards developed by the North American Electric Reliability Corporation or the Western Electricity Coordinating Council for users, owners and operators of the power system, which could result in penalties;

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
•
Accidents or natural disasters, such as hurricanes, windstorms, earthquakes, floods, fires and landslides, which can interrupt service and lead to lost revenue, cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials and impose extraordinary costs;

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

•	The effect of wholesale market structures (including, but not limited to, regional market designs or transmission organizations) or other related federal initiatives;
•	PSE electric or natural gas distribution system failure, which may impact PSE’s ability to deliver energy supply to its customers;
•	Changes in climate or weather conditions in the Pacific Northwest, which could affect customer usage and PSE’s revenue and expenses;
•
Regional or national weather, which can have a potentially serious impact on PSE’s ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and the cost of procuring such supplies;

•	Variable hydrological conditions, which can impact streamflow and PSE’s ability to generate electricity from hydroelectric facilities;
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

PART I                      FINANCIAL INFORMATION

Item 1.                      Financial Statements
PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,
	2010	2009
Operating revenue:
Electric	$489,608	$449,658
Gas	132,571	142,128
Other	650	840
Total operating revenue	622,829	592,626
Operating expenses:
Energy costs:
Purchased electricity	127,792	160,723
Electric generation fuel	96,712	77,164
Residential exchange	(15,173)	(19,271)
Purchased gas	60,284	72,463
Net unrealized (gain) loss on derivative instruments	63,275	(74,831)
Utility operations and maintenance	117,155	116,129
Non-utility expense and other	4,207	4,542
Depreciation	73,111	66,932
Amortization	18,355	16,522
Conservation amortization	20,392	12,836
Taxes other than income taxes	58,903	57,785
Total operating expenses	625,013	490,994
Operating income (loss)	(2,184)	101,632
Other income (deductions):
Other income	11,073	13,272
Other expense	(1,074)	(1,299)
Interest charges:
AFUDC	3,924	2,661
Interest expense	(84,473)	(72,930)
Income (loss) before income taxes	(72,734)	43,336
Income tax (benefit) expense	(34,835)	18,829
Net income (loss)	$(37,899)	$24,507

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2010	February 6, 2009 – September 30, 2009	January 1, 2009 – February 5, 2009
Operating revenue:
Electric	$1,507,549	$1,293,024	$213,618
Gas	664,423	685,484	190,001
Other	2,350	4,597	94
Total operating revenue	2,174,322	1,983,105	403,713
Operating expenses:
Energy costs:
Purchased electricity	556,788	518,912	90,737
Electric generation fuel	194,649	131,163	11,961
Residential exchange	(54,510)	(60,063)	(12,542)
Purchased gas	343,779	403,741	120,925
Net unrealized (gain) loss on derivative instruments	109,183	(125,166)	3,867
Utility operations and maintenance	355,569	315,479	37,650
Non-utility expense and other	11,965	11,332	112
Merger and related costs	--	2,731	44,324
Depreciation	217,765	177,269	21,773
Amortization	53,011	43,113	4,969
Conservation amortization	60,874	39,803	7,592
Taxes other than income taxes	210,304	188,889	36,935
Total operating expenses	2,059,377	1,647,203	368,303
Operating income	114,945	335,902	35,410
Other income (deductions):
Other income	32,887	31,938	3,653
Other expense	(4,147)	(5,064)	(369)
Charitable foundation funding	--	(5,000)	--
Interest charges:
AFUDC	9,832	6,210	350
Interest expense	(244,839)	(189,458)	(17,291)
Income (loss) before income taxes	(91,322)	174,528	21,753
Income tax (benefit) expense	(37,895)	54,391	8,997
Net income (loss)	$(53,427)	$120,137	$12,756

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,
	2010	2009
Net income (loss)	$(37,899)	$24,507
Other comprehensive loss:
Net unrealized loss on interest rate swaps during the period, net of tax of $(10,640) and $(11,681), respectively	(19,761)	(21,694)
Reclassification of net unrealized loss on interest rate swaps during the period, net of tax of $3,024 and $2,959, respectively	5,614	5,495
Net unrealized loss from pension and postretirement plans, net of tax of $(90) and $0, respectively	(166)	--
Net unrealized gain on energy derivative instruments during the period, net of tax of $0 and $16, respectively	--	30
Reclassification of net unrealized loss on energy derivative instruments settled during the period, net of tax of $1,276 and $6,699, respectively	2,370	12,440
Other comprehensive loss	(11,943)	(3,729)
Comprehensive income (loss)	$(49,842)	$20,778

	Successor		Predecessor
	Nine Months Ended September 30, 2010	February 6, 2009 – September 30, 2009	January 1, 2009 – February 5, 2009
Net income (loss)	$(53,427)	$120,137	$12,756
Other comprehensive loss:
Net unrealized loss on interest rate swaps during the period, net of tax of $(34,105), $(12,493) and $0, respectively	(63,338)	(23,203)	--
Reclassification of net unrealized loss on interest rate swaps during the period, net of tax of $8,932, $7,178 and $0, respectively	16,588	13,330	--
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(91), $0 and $170, respectively	(169)	--	315
Net unrealized loss on energy derivative instruments during the period, net of tax of $0, $(14,120) and $(13,010), respectively	--	(26,222)	(24,162)
Reclassification of net unrealized loss on energy derivative instruments settled during the period, net of tax of $1,952, $7,824 and $2,428, respectively	3,625	14,531	4,509
Amortization of financing cash flow hedge contracts to earnings, net of tax of $0, $0 and $15, respectively	--	--	26
Other comprehensive loss	(43,294)	(21,564)	(19,312)
Comprehensive income (loss)	$(96,721)	$98,573	$(6,556)

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2010	December 31, 2009
Utility plant (including construction work in progress of $601,366 and $358,732, respectively):
Electric plant	$5,124,065	$4,705,900
Gas plant	2,097,944	1,995,219
Common plant	287,505	284,758
Less: Accumulated depreciation and amortization	(375,034)	(185,474)
Net utility plant	7,134,480	6,800,403
Other property and investments:
Goodwill	1,656,513	1,656,513
Investment in Bonneville Exchange Power contract	23,805	26,450
Other property and investments	123,899	127,073
Total other property and investments	1,804,217	1,810,036
Current assets:
Cash and cash equivalents	86,316	78,527
Restricted cash	5,613	19,844
Accounts receivable, net of allowance for doubtful accounts of $8,057 and $8,094, respectively	230,708	320,016
Unbilled revenue	96,772	208,948
Purchased gas adjustment receivable	3,546	--
Materials and supplies, at average cost	95,710	75,035
Fuel and gas inventory, at average cost	108,043	96,483
Unrealized gain on derivative instruments	8,082	14,948
Income taxes	72,627	134,617
Prepaid expense and other	34,725	13,117
Power contract acquisition adjustment gain	173,860	169,171
Deferred income taxes	81,685	39,977
Total current assets	997,687	1,170,683
Other long-term and regulatory assets:
Regulatory assets for deferred income taxes	75,942	89,303
Regulatory asset for PURPA buyout costs	50,012	78,162
Power cost adjustment mechanism	9,489	8,529
Regulatory assets related to power contracts	137,543	210,340
Other regulatory assets	836,972	751,999
Unrealized gain on derivative instruments	4,550	25,459
Power contract acquisition adjustment gain	731,883	865,020
Other	111,347	90,206
Total other long-term and regulatory assets	1,957,738	2,119,018
Total assets	$11,894,122	$11,900,140

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2010	December 31, 2009
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$--	$--
Additional paid-in capital	3,308,957	3,308,957
Earnings (deficit) reinvested in the business	(65,609)	91,024
Accumulated other comprehensive income (loss) – net of tax	(19,807)	23,487
Total common shareholder’s equity	3,223,541	3,423,468
Long-term debt:
PSE first mortgage bonds and senior notes	2,953,860	2,638,860
PSE junior subordinated notes	250,000	250,000
Puget Energy long-term debt	1,161,508	1,151,838
Total long-term debt	4,365,368	4,040,698
Total capitalization	7,588,909	7,464,166
Current liabilities:
Accounts payable	303,701	321,287
Short-term debt	77,000	105,000
Current maturities of long-term debt	260,000	232,000
Accrued expenses:
Purchased gas adjustment liability	--	49,587
Taxes	57,462	77,302
Salaries and wages	29,622	30,654
Interest	55,340	52,540
Unrealized loss on derivative instruments	312,225	168,783
Power contract acquisition adjustment loss	72,816	94,223
Other	124,811	194,786
Total current liabilities	1,292,977	1,326,162
Long-term and regulatory liabilities:
Deferred income taxes	1,074,626	1,147,667
Unrealized loss on derivative instruments	264,436	89,717
Regulatory liabilities	306,878	261,990
Regulatory liabilities related to power contracts	905,743	1,034,192
Power contract acquisition adjustment loss	65,449	117,272
Other deferred credits	395,104	458,974
Total long-term and regulatory liabilities	3,012,236	3,109,812
Commitments and contingencies
Total capitalization and liabilities	$11,894,122	$11,900,140

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	Successor		Predecessor
	Nine Months Ended September 30, 2010	February 6, 2009 – September 30, 2009	January 1, 2009 – February 5, 2009
Operating activities:
Net income (loss)	$(53,427)	$120,137	$12,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	217,765	177,269	21,773
Amortization	53,011	43,113	4,969
Conservation amortization	60,874	39,803	7,592
Deferred income taxes and tax credits, net	(78,075)	203,757	(512)
Amortization of gas pipeline capacity assignment	(6,474)	(6,236)	(791)
Carrying value adjustment related to California wholesale energy sale regulatory asset	17,763	--	--
Non cash return on regulatory assets	(15,122)	(18,431)	(2,185)
Net unrealized loss (gain) on derivative instruments	109,183	(125,166)	3,867
Power cost adjustment mechanism	(960)	--	(7)
Deferred regulatory costs for generation facilities	(3,169)	744	(2,058)
Renewable energy credit payments received	33,296	22,090	942
Pension funding	(12,000)	(18,000)	--
Change in residential exchange program	1,077	(634)	1,927
Derivative contracts classified as financing activities due to merger	279,073	349,695	--
Other	10,061	(30,065)	4,295
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	201,486	309,376	(31,332)
Materials and supplies	(20,675)	1,522	(3,388)
Fuel and gas inventory	(11,560)	(14,681)	7,605
Income taxes	61,990	(163,246)	18,277
Prepayments and other	(22,127)	(12,432)	(3,295)
Purchased gas adjustment	(53,133)	59,748	1,711
Accounts payable	7,958	(181,082)	(40,203)
Taxes payable	(19,840)	9,468	(3,340)
Accrued expenses and other	10,881	(39,599)	59,172
Net cash provided by operating activities	767,856	727,150	57,775
Investing activities:
Construction expenditures – excluding equity AFUDC	(667,597)	(537,027)	(49,531)
Energy efficiency expenditures	(67,165)	(55,270)	(4,918)
Treasury grant payment received	28,675	--	--
Restricted cash	14,231	816	(10)
Other	2,268	14,035	959
Net cash used in investing activities	(689,588)	(577,446)	(53,500)
Financing activities:
Change in short-term debt and leases, net	(28,059)	(61,191)	(151,800)
Dividends paid	(103,206)	(120,878)	--
Long-term notes and bonds issued	575,000	400,211	250,000
Redemption of preferred stock	--	--	(1,889)
Redemption of bonds and notes	(232,000)	(150,000)	--
Derivative contracts classified as financing activities due to merger	(279,073)	(349,695)	--
Issuance cost of bonds and other	(3,141)	(16,577)	7,133
Net cash provided by (used in) financing activities	(70,479)	(298,130)	103,444
Net increase (decrease) in cash and cash equivalents	7,789	(148,426)	107,719
Cash and cash equivalents at beginning of period	78,527	231,963	38,526
Cash and cash equivalents at end of period	$86,316	$83,537	$146,245
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$208,282	$177,839	$1,239
Cash payments (refunds) for income taxes	(20,622)	129	--

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenue:
Electric	$489,608	$449,658	$1,507,549	$1,506,642
Gas	132,571	142,128	664,423	875,485
Other	650	840	2,350	4,333
Total operating revenue	622,829	592,626	2,174,322	2,386,460
Operating expenses:
Energy costs:
Purchased electricity	127,936	160,867	557,221	610,034
Electric generation fuel	96,712	77,164	194,649	143,124
Residential exchange	(15,173)	(19,271)	(54,510)	(72,604)
Purchased gas	60,284	72,463	343,779	524,666
Net unrealized (gain) loss on derivative instruments	78,559	(27,144)	200,702	(34,734)
Utility operations and maintenance	117,155	116,129	355,569	353,129
Non-utility expense and other	3,188	2,282	7,742	5,677
Merger and related costs	--	--	--	23,908
Depreciation	73,111	66,978	217,765	199,164
Amortization	18,355	16,522	53,011	48,082
Conservation amortization	20,392	12,836	60,874	47,395
Taxes other than income taxes	58,903	57,785	210,304	225,824
Total operating expenses	639,422	536,611	2,147,106	2,073,665
Operating income (loss)	(16,593)	56,015	27,216	312,795
Other income (deductions):
Other income	11,033	13,272	32,846	35,591
Other expense	(1,074)	(1,299)	(4,147)	(5,432)
Interest charges:
AFUDC	3,924	2,661	9,832	6,560
Interest expense	(61,620)	(52,900)	(178,323)	(155,904)
Interest expense on Puget Energy note	(42)	(66)	(152)	(207)
Income (loss) before income taxes	(64,372)	17,683	(112,728)	193,403
Income tax (benefit) expense	(34,813)	9,841	(45,402)	56,806
Net income (loss)	$(29,559)	$7,842	$(67,326)	$136,597

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(29,559)	$7,842	$(67,326)	$136,597
Other comprehensive income:
Net unrealized gain from pension and postretirement plans, net of tax of $596, $516, $2,189 and $284, respectively	1,107	958	4,018	527
Net unrealized gain (loss) on energy derivative instruments during the period, net of tax of $0, $167, $244 and $(33,542), respectively	--	310	453	(62,293)
Reclassification of net unrealized loss on energy derivative instruments settled during the period, net of tax of $6,598, $22,516, $20,414 and $34,454, respectively	12,253	41,815	37,911	63,985
Amortization of financing cash flow hedge contracts to earnings, net of tax of $43, $43, $128 and $128, respectively	79	79	238	238
Other comprehensive income	13,439	43,162	42,620	2,457
Comprehensive income (loss)	$(16,120)	$51,004	$(24,706)	$139,054

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2010	December 31, 2009
Utility plant (at original cost, including construction work in progress of $601,366 and $358,732, respectively):
Electric plant	$7,464,484	$7,046,379
Gas plant	2,730,448	2,637,003
Common plant	397,209	539,296
Less: Accumulated depreciation and amortization	(3,476,967)	(3,453,165)
Net utility plant	7,115,174	6,769,513
Other property and investments:
Investment in Bonneville Exchange Power contract	23,805	26,450
Other property and investments	113,038	116,267
Total other property and investments	136,843	142,717
Current assets:
Cash and cash equivalents	86,278	78,407
Restricted cash	5,613	19,844
Accounts receivable, net of allowance for doubtful accounts of $8,057 and $8,094, respectively	230,835	320,065
Unbilled revenue	96,772	208,948
Purchased gas adjustment receivable	3,546	--
Materials and supplies, at average cost	86,642	64,604
Fuel and gas inventory, at average cost	104,218	95,813
Unrealized gain on derivative instruments	8,082	14,948
Income taxes	58,908	99,948
Prepaid expenses and other	34,194	12,067
Deferred income taxes	93,293	38,781
Total current assets	808,381	953,425
Other long-term and regulatory assets:
Regulatory assets for deferred income taxes	75,942	89,303
Regulatory asset for PURPA buyout costs	50,012	78,162
Power cost adjustment mechanism	9,489	8,529
Other regulatory assets	781,643	665,272
Unrealized gain on derivative instruments	4,550	4,605
Other	125,684	105,045
Total other long-term and regulatory assets	1,047,320	950,916
Total assets	$9,107,718	$8,816,571

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2010	December 31, 2009
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value – 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	2,959,205	2,959,205
Earnings reinvested in the business	99,718	333,128
Accumulated other comprehensive loss – net of tax	(167,500)	(210,120)
Total common shareholder’s equity	2,892,282	3,083,072
Long-term debt:
First mortgage bonds and senior notes	2,953,860	2,638,860
Junior subordinated notes	250,000	250,000
Total long-term debt	3,203,860	2,888,860
Total capitalization	6,096,142	5,971,932
Current liabilities:
Accounts payable	305,074	321,287
Short-term debt	77,000	105,000
Short-term note owed to Puget Energy	22,898	22,898
Current maturities of long-term debt	260,000	232,000
Accrued expenses:
Purchased gas adjustment liability	--	49,587
Taxes	57,462	77,302
Salaries and wages	29,622	30,654
Interest	52,471	47,154
Unrealized loss on derivative instruments	281,784	137,530
Other	54,155	104,148
Total current liabilities	1,140,466	1,127,560
Long-term and regulatory liabilities:
Deferred income taxes	994,576	996,576
Unrealized loss on derivative instruments	216,964	89,717
Regulatory liabilities	297,183	250,586
Other deferred credits	362,387	380,200
Total long-term and regulatory liabilities	1,871,110	1,717,079
Commitments and contingencies
Total capitalization and liabilities	$9,107,718	$8,816,571

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income (loss)	$(67,326)	$136,597
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	217,765	199,164
Amortization	53,011	48,082
Conservation amortization	60,874	47,395
Deferred income taxes and tax credits, net	(66,126)	174,580
Amortization of gas pipeline capacity assignment	(6,474)	(7,027)
Carrying value adjustment related to California wholesale energy sale regulatory asset	17,763	--
Non cash return on regulatory assets	(15,122)	(20,515)
Net unrealized loss (gain) on derivative instruments	200,702	(34,734)
Power cost adjustment mechanism	(960)	--
Deferred regulatory costs for generation facilities	(3,169)	(1,414)
Renewable energy credit payments received	33,296	23,032
Pension funding	(12,000)	(18,000)
Change in residential exchange program	1,077	1,292
Other	3,768	(35,073)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	201,407	282,184
Materials and supplies	(22,038)	(3,926)
Fuel and gas inventory	(8,405)	13,135
Income taxes	41,040	(117,243)
Prepayments and other	(22,127)	(15,824)
Purchased gas adjustment	(53,133)	61,459
Accounts payable	9,330	(131,274)
Taxes payable	(19,840)	(10,099)
Accrued expenses and other	8,430	2,341
Net cash provided by operating activities	551,743	594,132
Investing activities:
Construction expenditures – excluding equity AFUDC	(667,597)	(586,558)
Energy efficiency expenditures	(67,165)	(60,188)
Treasury grant payment received	28,675	--
Restricted cash	14,231	806
Other	2,268	14,994
Net cash used in investing activities	(689,588)	(630,946)
Financing activities:
Change in short-term debt and leases, net	(28,059)	(212,991)
Dividends paid	(166,084)	(167,141)
Long-term notes and bonds issued	575,000	600,000
Loan payment to Puget Energy	--	(3,156)
Redemption of preferred stock	--	(1,889)
Redemption of bonds and notes	(232,000)	(150,000)
Investment from parent	--	25,960
Issuance cost of bonds and other	(3,141)	(8,933)
Net cash provided by financing activities	145,716	81,850
Net increase in cash and cash equivalents	7,871	45,036
Cash and cash equivalents at beginning of period	78,407	38,470
Cash and cash equivalents at end of period	$86,278	$83,506
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$147,388	$132,277
Cash payments (refunds) for income taxes	(19,087)	129

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Consolidation Policy

Basis of Presentation
Puget Energy, Inc. (Puget Energy) is an energy services holding company that owns Puget Sound Energy, Inc. (PSE).  PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering 6,000 square miles, primarily in the Puget Sound region.  On February 6, 2009, Puget Holdings LLC (Puget Holdings) acquired Puget Energy.  The acquisition of Puget Energy was accounted for in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, “Business Combinations” (ASC 805), as of the date of the merger.  ASC 805 requires the acquirer to recognize and measure identifiable assets acquired and liabilities assumed at fair value as of the merger date.  Puget Energy’s consolidated financial statements and accompanying footnotes have been segregated to present pre-merger activity as the “Predecessor” Company and post-merger activity as the “Successor” Company.
The consolidated financial statements of Puget Energy reflect the accounts of Puget Energy and its subsidiary, PSE.  PSE’s consolidated financial statements include the accounts of PSE and its subsidiaries.  Puget Energy and PSE are collectively referred to herein as “the Company.”  The consolidated financial statements are presented after elimination of all significant intercompany items and transactions.  PSE’s accounting continues to be on a historical basis and PSE’s financial statements do not include any ASC 805 purchase accounting adjustments.
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
The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.
PSE collected Washington State excise taxes (which are a component of general retail rates) and municipal taxes totaling $44.4 million and $164.0 million for the three and nine months ended September 30, 2010, respectively, and $43.0 million and $182.6 million for the three and nine months ended September 30, 2009, respectively.  The Company’s policy is to report such taxes on a gross basis in operating revenue and in taxes other than income taxes in the accompanying consolidated statements of income.

Accumulated Other Comprehensive Income (Loss)
The following tables set forth the components of the Company’s accumulated other comprehensive income (loss) at September 30, 2010 and December 31, 2009:

Puget Energy (Dollars in Thousands)	September 30, 2010	December 31, 2009
Net unrealized loss on energy derivatives	$(3,453)	$(7,078)
Net unrealized loss on interest rate swaps	(50,643)	(3,893)
Net unrealized gain and prior service cost on pension plans	34,289	34,458
Total Puget Energy, net of tax	$(19,807)	$23,487

Puget Sound Energy (Dollars in Thousands)	September 30, 2010	December 31, 2009
Net unrealized loss on energy derivatives	$(44,794)	$(83,158)
Settlement of cash flow hedge contracts	(7,336)	(7,574)
Net unrealized loss and prior service cost on pension plans	(115,370)	(119,388)
Total PSE, net of tax	$(167,500)	$(210,120)

(2)	New Accounting Pronouncements

Fair Value Measurements and Disclosures. In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures About Fair Value Measurements” (ASU 2010-6), which requires new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 2 fair value measurements.  ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  As these new requirements relate solely to disclosures, the adoption of this guidance will not impact the Company’s consolidated financial statements.
Variable Interest Entities. In December 2009, the FASB issued ASU 2009-17, Topic 810, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the FASB ASC for the issuance of pre-codification FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  This standard replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (VIE).  An approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and: (1) the obligation to absorb losses of the entity; or (2) the right to receive benefits from the entity.  An approach that is primarily qualitative is expected to be more effective for identifying which reporting entity has a controlling financial interest in a VIE.  This standard also requires additional disclosures about a reporting entity’s involvement in VIE relationships.  The Company adopted the standard as of January 1, 2010, and such adoption did not have an impact on the consolidated financial statements.

(3)	Accounting for Derivative Instruments and Hedging Activities

The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities.  The Company utilizes internal cash from operations, commercial paper, and credit facilities to meet short-term funding needs.  Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable.  The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts.  In February 2009, Puget Energy entered into interest rate swap transactions to hedge the risk associated with the one-month London Interbank Offered Rate (LIBOR) floating debt rate.  As of September 30, 2010, Puget Energy had interest rate swap contracts outstanding and PSE did not have any outstanding interest rate swap instruments.
On the date of the merger, Puget Energy de-designated its derivative contracts that were designated on PSE’s books as Normal Purchase Normal Sale (NPNS) or cash flow hedges and recorded such contracts at fair value as either assets or liabilities.  Certain contracts meeting the criteria defined in ASC 815, “Derivatives and Hedging” (ASC 815), were subsequently re-designated as NPNS or cash flow hedges.  The amount recorded in accumulated other comprehensive income (OCI) at the time of the merger was reflected as goodwill.
PSE employs various portfolio optimization strategies, but is not in the business of assuming risk for the purpose of realizing speculative trading revenue.  The nature of serving regulated electric customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks within the sharing mechanism of the Power Cost Adjustment (PCA).  Therefore, wholesale market transactions are focused on balancing PSE’s energy portfolio, reducing costs and risks where feasible and reducing volatility in costs and margins in the portfolio.  PSE’s energy risk portfolio management function monitors and manages these risks using analytical models and tools.  In order to manage risks effectively, PSE enters into physical and financial transactions which are appropriate for the service territory of PSE and are relevant to its regulated electric and natural gas portfolios.
On July 1, 2009, Puget Energy and PSE elected to de-designate all energy related derivative contracts previously recorded as cash flow hedges for the purpose of simplifying its financial reporting.  The contracts that were de-designated related to physical electric supply contracts and natural gas swap contracts used to fix the price of natural gas for electric generation.  For these contracts and for contracts initiated after such date, all mark-to-market adjustments are recognized through earnings.  The amount previously recorded in accumulated OCI is transferred to earnings in the same period or periods during which the hedged transaction affected earnings or sooner if management determines that the forecasted transaction is probable of not occurring.  As a result, the Company will continue to experience the earnings impact of these reversals from OCI in future periods.

The following tables present the fair value and locations of Puget Energy’s derivative instruments recorded on the balance sheets at September 30, 2010 and December 31, 2009:

Derivatives Designated as Hedging Instruments
Puget Energy	September 30, 2010		December 31, 2009
(Dollars in Thousands)	Assets 1	Liabilities 1	Assets 1	Liabilities 1
Interest rate swaps:
Current	$--	$30,441	$--	$26,844
Long-term	--	47,472	20,854	--
Total derivatives	$--	$77,913	$20,854	$26,844

Derivatives Not Designated as Hedging Instruments
Puget Energy	September 30, 2010		December 31, 2009
(Dollars in Thousands)	Assets 1	Liabilities 1	Assets 1	Liabilities 1
Electric portfolio:
Current	$3,504	$146,407	$4,137	$79,732
Long-term	1,598	140,923	1,003	70,367
Gas portfolio: 2
Current	4,578	135,377	10,811	62,207
Long-term	2,952	76,041	3,602	19,350
Total derivatives	$12,632	$498,748	$19,553	$231,656
___________
1	Balance sheet location: Unrealized (gain) loss on derivative instruments.
2
Puget Energy had a derivative liability and an offsetting regulatory asset of $203.9 million at September 30, 2010 and $67.1 million at December 31, 2009 related to financial contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.  All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980, “Regulated Operations” (ASC 980), due to the Purchased Gas Adjustment (PGA) mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism and the gains and losses on the hedges in future periods will be recorded as gas costs.

The following table presents the fair value and locations of PSE’s derivative instruments recorded on the balance sheet at September 30, 2010 and December 31, 2009:

Derivatives Not Designated as Hedging Instruments
Puget Sound Energy	September 30, 2010		December 31, 2009
(Dollars in Thousands)	Assets 1	Liabilities 1	Assets 1	Liabilities 1
Electric portfolio:
Current	$3,504	$146,407	$4,137	$75,323
Long-term	1,598	140,923	1,003	70,367
Gas portfolio: 2
Current	4,578	135,377	10,811	62,207
Long-term	2,952	76,041	3,602	19,350
Total derivatives	$12,632	$498,748	$19,553	$227,247
___________
1	Balance sheet location: Unrealized (gain) loss on derivative instruments.
2
PSE had a derivative liability and an offsetting regulatory asset of $203.9 million at September 30, 2010 and $67.1 million at December 31, 2009 related to financial contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.  All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980 due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism and the gains and losses on the hedges in future periods will be recorded as gas costs.

For further details regarding the fair value of derivative instruments and their Level categorization please see Note 4 of the notes to the consolidated financial statements.

The following table presents the net unrealized (gain) loss of Puget Energy’s derivative instruments recorded on the statements of income for the three months ended September 30, 2010 and 2009:

Puget Energy	Three Months Ended September 30,
(Dollars in Thousands)	2010	2009
Gas / Power NPNS	$(78)	$1,538
Gas for power generation	18,232	(62,219)
Power exchange	(639)	(163)
Power	45,760	(13,987)
Total net unrealized (gain) loss on derivative instruments	$63,275	$(74,831)

The following table presents the net unrealized (gain) loss of Puget Energy’s derivative instruments recorded on the statements of income for the nine months ended September 30, 2010 and 2009:

	Successor		Predecessor
Puget Energy (Dollars in Thousands)	Nine Months Ended September 30, 2010	February 6, 2009 – September 30, 2009	January 1, 2009 – February 5, 2009
Gas / Power NPNS	$(33,662)	$(34,215)	$--
Gas for power generation	67,151	(70,776)	3,696
Power exchange	(2,096)	(1,563)	(588)
Power	77,790	(30,205)	759
Credit reserve 1	--	11,593	--
Total net unrealized (gain) loss on derivative instruments	$109,183	$(125,166)	$3,867
  ___________
1	Beginning in the second quarter 2009, the credit reserve was incorporated as a component of the individual derivative value and not recorded separately.

The following table presents the net unrealized (gain) loss of PSE’s derivative instruments recorded on the statements of income for the three and nine months ended September 30, 2010 and 2009:

Puget Sound Energy	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2010	2009	2010	2009
Gas for power generation	$31,801	$(21,743)	$109,523	$(30,057)
Power exchange	(639)	(163)	(2,096)	(2,138)
Power	47,397	(5,238)	93,275	(2,621)
Credit reserve 1	--	--	--	82
Total net unrealized (gain) loss on derivative instruments	$78,559	$(27,144)	$200,702	$(34,734)
  ___________
1	Beginning in the second quarter 2009, the credit reserve was incorporated as a component of the individual derivative value and not recorded separately.

The following table presents the effect of hedging instruments on Puget Energy’s OCI and statements of income for the three months ended September 30, 2010 and 2009:

Puget Energy (Dollars in Thousands)	Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives 1 (Effective Portion 2)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 3)			Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing 3)
	2010	2009	Location	2010	2009	Location	2010	2009
Interest rate contracts:	$(19,761)	$(21,694)	Interest Expense	$(8,638)	$(8,454)		$--	$--
Commodity contracts: Electric derivatives:	--	30	Electric generation fuel	(3,285)	(18,361)	Net unrealized gain on derivative instruments	--	--
Electric derivatives	--	--	Purchased electricity	(361)	(778)	Net unrealized loss on derivative instruments	--	--
Total	$(19,761)	$(21,664)		$(12,284)	$(27,593)		$--	$--
___________
1	On July 1, 2009 all electric and gas related cash flow hedge relationships were de-designated. Subsequent measurements of fair value are recorded through earnings, not OCI.
2	Changes in OCI are reported in after-tax dollars.
3	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

The following tables present the effect of hedging instruments on Puget Energy’s OCI and statements of income for the nine months ended September 30, 2010 and 2009:

Puget Energy (Dollars in Thousands)	Nine Months Ended September 30, 2010
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives 1 (Effective Portion 2)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 3)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing 3)
		Location		Location
Interest rate contracts:	$(63,338)	Interest expense	$(25,520)		$--
Commodity contracts: Electric derivatives	--	Electric generation fuel	(3,407)	Net unrealized gain on derivative instruments	--
Electric derivatives	--	Purchased electricity	(2,170)	Net unrealized loss on derivative instruments	--
Total	$(63,338)		$(31,097)		$--
___________
1	On July 1, 2009 all electric and gas related cash flow hedge relationships were de-designated. Subsequent measurements of fair value are recorded through earnings, not OCI.
2	Changes in OCI are reported in after-tax dollars.
3	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

Puget Energy (Dollars in Thousands)	Successor February 6, 2009 - September 30, 2009
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives 1 (Effective Portion 2)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 3)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing 3)
		Location		Location
Interest rate contracts:	$(23,203)	Interest expense	$(20,508)		$--
Commodity contracts: Electric derivatives	(19,933)	Electric generation fuel	(20,005)	Net unrealized loss on derivative instruments	325
Electric derivatives	(6,289)	Purchased electricity	(2,350)	Net unrealized loss on derivative instruments	(2,897)
Total	$(49,425)		$(42,863)		$(2,572)
___________
1	On July 1, 2009 all electric and gas related cash flow hedge relationships were de-designated. Subsequent measurements of fair value are recorded through earnings, not OCI.
2	Changes in OCI are reported in after-tax dollars.
3	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

Puget Energy (Dollars in Thousands)	Predecessor January 1, 2009 - February 5, 2009
Derivatives in Cash Flow Hedging Relationships	Gain(Loss) Recognized in OCI on Derivatives (Effective Portion 1,2)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 3)		Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing 3)
		Location		Location
Interest rate contracts:	$--	Interest expense	$(41)		$--
Commodity contracts: Electric derivatives	(20,791)	Electric generation fuel	(5,003)	Net unrealized loss on derivative instruments	--
Electric derivatives	(3,371)	Purchased electricity	(1,934)	Net unrealized loss on derivative instruments	(986)
Total	$(24,162)		$(6,978)		$(986)
____________
1	Changes in OCI are reported in after-tax dollars.
2
The balances associated with the components of accumulated other comprehensive income (loss) on the Predecessor basis were eliminated as a result of push-down accounting effective February 6, 2009, when the Successor period began.

3	Amounts are reported in pre-tax dollars.

The following table presents the effect of hedging instruments on PSE’s OCI and statements of income for the three months ended September 30, 2010 and 2009:

Puget Sound Energy (Dollars in Thousands)	Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives 1 (Effective Portion 2)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 3)			Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009	Location	2010	2009	Location	2010	2009
Interest rate contracts:	$--	$--	Interest Expense	$(122)	$(122)		$--	$--
Commodity contracts: Electric derivatives:	--	438	Electric generation fuel	(16,855)	(58,480)	Net unrealized gain on derivative instruments	--	--
Electric derivatives	--	(128)	Purchased electricity	(1,996)	(5,851)	Net unrealized loss on derivative instruments	--	--
Total	$--	$310		$(18,973)	$(64,453)		$--	$--
___________
1	On July 1, 2009 all electric and gas related cash flow hedge relationships were de-designated. Subsequent measurements of fair value are recorded through earnings, not OCI.
2	Changes in OCI are reported in after-tax dollars.
3	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

The following table presents the effect of hedging instruments on PSE’s OCI and statements of income for the nine months ended September 30, 2010 and 2009:

Puget Sound Energy (Dollars in Thousands)	Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives 1 (Effective Portion 2)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 3)			Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing 3)
	2010	2009	Location	2010	2009	Location	2010	2009
Interest rate contracts:	$--	$--	Interest Expense	$(366)	$(366)		$--	$--
Commodity contracts: Electric derivatives:	453	(50,864)	Electric generation fuel	(45,081)	(85,429)	Net unrealized gain on derivative instruments	--	--
Electric derivatives	--	(11,429)	Purchased electricity	(13,244)	(13,010)	Net unrealized loss on derivative instruments	--	(2,749)
Total	$453	$(62,293)		$(58,691)	$(98,805)		$--	$(2,749)
___________
1	On July 1, 2009 all electric and gas related cash flow hedge relationships were de-designated. Subsequent measurements of fair value are recorded through earnings, not OCI.
2	Changes in OCI are reported in after-tax dollars.
3	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings.  Puget Energy expects that $33.4 million of losses in OCI will be reclassified into earnings within the next twelve months.  PSE expects that $44.2 million of losses in OCI will be reclassified into earnings within the next twelve months.  The maximum length of time over which Puget Energy and PSE are hedging their exposure to the variability in future cash flows extends to February 2015 for purchased electricity contracts and to August 2013 for gas for power generation contracts.  For Puget Energy interest rate swaps, the maximum length extends to February 2014.
The following tables present the effect of Puget Energy’s derivatives not designated as hedging instruments on income during the three and nine months ended September 30, 2010 and 2009:

Puget Energy		Three Months Ended September 30,
(Dollars in Thousands)	Location	2010		2009
Commodity contracts:
Electric derivatives	Net unrealized gain (loss) on derivative instruments	$(63,353	) 1	$76,369	2
	Electric generation fuel	(36,571)		(45,887)
	Purchased electricity	(9,329)		(6,747)
Total gain (loss) recognized in income on derivatives		$(109,253)		$23,735
___________
1
Differs from the amount stated in the statements of income as it does not include $0.1 million of amortization expense related to contracts that were recorded at fair value at the time of the merger and subsequently designated as NPNS.

2
Differs from the amount stated in the statements of income as it does not include $(1.5) million of amortization expense related to contracts that were recorded at fair value at the time of the merger and subsequently designated as NPNS.

Puget Energy		Nine Months Ended September 30,		Successor February 6, 2009 – September 30,		Predecessor January 1, 2009 – February 5,
(Dollars in Thousands)	Location	2010		2009		2009
Commodity contracts:
Electric derivatives	Net unrealized gain (loss) on derivative instruments	$(142,846	) 1	$94,192	2	$(2,881	) 3
	Electric generation fuel	(69,571)		(56,891)		(863)
	Purchased electricity	(27,529)		(23,042)		(243)
Total gain (loss) recognized in income on derivatives		$(239,946)		$14,259		$(3,987)
___________
1
Differs from the amount stated in the statements of income as it does not include $33.7 million of amortization expense related to contracts that were recorded at fair value at the time of the merger and subsequently designated as NPNS.

2
Differs from the amount stated in the statements of income as it does not include $33.5 million of amortization expense related to contracts that were recorded at fair value at the time of the merger and subsequently designated as NPNS and $(2.6) million related to hedge ineffectiveness.

3	Differs from the amount stated in the statements of income as it does not include $(1.0) million related to hedge ineffectiveness.

The following table presents the effect of PSE’s derivatives not designated as hedging instruments on income during the three and nine months ended September 30, 2010 and 2009:

Puget Sound Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Location	2010	2009	2010	2009
Commodity contracts:
Electric derivatives	Net unrealized gain (loss) on derivative instruments	$(78,559)	$27,144	$(200,702)	$37,483	1
	Electric generation fuel	(36,571)	(45,887)	(69,571)	(57,962)
	Purchased electricity	(9,329)	(6,747)	(27,529)	(7,314)
Total gain (loss) recognized in income on derivatives		$(124,459)	$(25,490)	$(297,802)	$(27,793)
___________
1	Differs from the amount stated in the statements of income as it does not include $(2.7) million related to hedge ineffectiveness.

The Company had the following outstanding commodity contracts as of September 30, 2010:

Puget Energy at September 30, 2010	Number of Units
Derivatives designated as hedging instruments:
Interest rate swaps	$1.483 billion
Derivatives not designated as hedging instruments:
Gas derivatives 1	412,179,273 MMBtus
Electric generation fuel	97,230,500 MMBtus
Purchased electricity	8,941,405 MWhs

Puget Sound Energy at September 30, 2010	Number of Units
Derivatives not designated as hedging instruments:
Gas derivatives 1	412,179,273 MMBtus
Electric generation fuel	97,230,500 MMBtus
Purchased electricity	8,941,405 MWhs
__________
1	Unrealized gains (losses) on gas derivatives are offset by a regulatory asset or liability in accordance with ASC 980 due to the PGA mechanism.

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties.  If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss.  However, as of September 30, 2010, approximately 99.9% of the Company’s energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies and 0.1% are either rated below investment grade or not rated by rating agencies.  The Company assesses credit risk internally for counterparties that are not rated.
The Company generally enters into the following master agreements: (1) WSPP, Inc. (WSPP) agreements – standardized power sales contract in the electric industry; (2) International Swaps and Derivatives Association (ISDA) agreements – standardized financial gas and electric contracts; and (3) North American Energy Standards Board (NAESB) agreements – standardized physical gas contracts.  The Company believes that such agreements reduce credit risk exposure because such agreements provide for the netting and offset of monthly payments and, in the event of counterparty default, termination payments.
The Company computes credit reserves at a master agreement level by counterparty (i.e., WSPP, ISDA, or NAESB).  The Company considers external credit ratings and market factors, such as credit default swaps and bond spreads, in determination of reserves.  The Company recognizes that external ratings may not always reflect how a market participant perceives a counterparty’s risk of default.  The Company uses both default factors published by Standard & Poor’s and factors derived through analysis of market risk, which reflect the application of an industry standard recovery rate.  The Company selects a default factor by counterparty at an aggregate master agreement level based on a weighted average default tenor for that counterparty’s deals.  The default tenor is used by weighting the fair value and contract tenors for all deals for each counterparty and coming up with an average value.  The default factor used is dependent upon whether the counterparty is in a net asset or a net liability position after applying the master agreement levels.
The Company applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  Moreover, the Company applies its own default factor to compute credit reserves for counterparties that are in a net liability position.  Credit reserves are booked as contra accounts to unrealized gain (loss) positions.  As of September 30, 2010, the Company was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the year.  The majority of the Company’s derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council.  Despite its net liability position, PSE was not required to post any additional collateral with any of its counterparties.  Additionally, PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE’s counterparties required to post additional collateral resulting from credit rating downgrades.
As of September 30, 2010, the Company did not have any outstanding energy supply contracts with counterparties that contained credit risk related contingent features, which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in a net liability position.

The table below presents the fair value of the overall contractual contingent liability positions for the Company’s derivative activity at September 30, 2010:

Puget Energy and Puget Sound Energy Contingent Feature (Dollars in Thousands)	Fair Value 1 Liability	Posted Collateral	Contingent Collateral
Credit rating 2	$(49,684)	$--	$49,684
Requested credit for adequate assurance	(99,928)	--	--
Forward value of contract 3	(21,965)	--	--
Total	$(171,577)	$--	$49,684
__________
1
Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions at September 30, 2010.  Excludes NPNS, accounts payable and accounts receivable liability.

2	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating’s agencies provides counterparties a contractual right to demand collateral.
3	Collateral requirements may vary, based on changes in forward value of underlying transactions relative to contractually defined collateral thresholds.

(4)	Fair Value Measurements

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.  Level 2 includes those financial instruments that are valued using models or other valuation methodologies.  These models are primarily industry-standard models that consider various assumptions including, quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.  Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards and options.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. If a fair value measurement relies on inputs from different levels of the hierarchy, the entire measurement must be placed based on the lowest level input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  On a daily basis, the Company obtains quoted forward prices for the electric and natural gas market from an independent external pricing service.  These forward price quotes are then used in addition to other various inputs to determine the reported fair value.  Some of the inputs include the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), assumptions for time value, and also the impact of the Company’s nonperformance risk of its liabilities.
As of September 30, 2010, the Company considered the markets for its electric and natural gas Level 2 derivative instruments to be actively traded.  Management’s assessment is based on the trading activity volume in real-time and forward electric and natural gas markets.  The Company regularly confirms the validity of pricing service quoted prices (e.g., Level 2 in the fair value hierarchy) used to value commodity contracts to the actual prices of commodity contracts entered into during the most recent quarter.

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and the reconciliation of the changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy as of September 30, 2010 and December 31, 2009:

Puget Energy	Fair Value Measurement at September 30, 2010				Fair Value Measurement at December 31, 2009
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$--	$156	$4,946	$5,102	$--	$2,469	$2,671	$5,140
Gas derivative instruments	--	3,091	4,439	7,530	--	14,298	115	14,413
Cash equivalents	68,602	5,327	--	73,929	38,835	5,465	--	44,300
Restricted cash	3,387	--	--	3,387	3,305	--	--	3,305
Interest rate derivative instruments	--	--	--	--	--	20,854	--	20,854
Total assets	$71,989	$8,574	$9,385	$89,948	$42,140	$43,086	$2,786	$88,012
Liabilities:
Electric derivative instruments	$--	$167,083	$120,247	$287,330	$--	$51,099	$99,000	$150,099
Gas derivative instruments	--	201,293	10,125	211,418	--	77,438	4,119	81,557
Interest rate derivative instruments	--	77,913	--	77,913	--	26,844	--	26,844
Total liabilities	$--	$446,289	$130,372	$576,661	$--	$155,381	$103,119	$258,500

Puget Energy Level 3 Roll-Forward Net (Liability)	Three Months Ended September 30,
(Dollars in Thousands)	2010	2009
Balance at beginning of period	$(135,121)	$(136,677)
Changes during period:
Realized and unrealized energy derivatives
- included in earnings	(46,223)	14,987
- included in other comprehensive income	--	--
- included in regulatory assets / liabilities	(1,017)	(962)
Purchases, issuances and settlements	7,798	5,825
Transferred into Level 3	761	--
Transferred out of Level 3	52,815	14,543
Balance at end of period	$(120,987)	$(102,284)

	Successor		Predecessor
Puget Energy Level 3 Roll-Forward Net (Liability) (Dollars in Thousands)	Nine Months Ended September 30, 2010	February 6, 2009 – September 30, 2009 1	January 1, 2009 – February 5, 2009
Balance at beginning of period	$(100,333)	$(185,813)	$(132,256)
Changes during period:
Realized and unrealized energy derivatives
- included in earnings	(125,839)	5,241	(627)
- included in other comprehensive income	--	(17, 429)	(14,821)
- included in regulatory assets / liabilities	(1,856)	(3,404)	(1,410)
Purchases, issuances and settlements	21,138	19,541	2,154
Transferred into Level 3	225	(8,611)	--
Transferred out of Level 3	85,678	88,191	8,560
Balance end of period	$(120,987)	$(102,284)	$(138,400)
___________
1	The beginning balance for the Successor period was adjusted to reflect the impact of certain fair value adjustments from the merger transaction.

Puget Sound Energy	Fair Value Measurement at September 30, 2010				Fair Value Measurement at December 31, 2009
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$--	$156	$4,946	$5,102	$--	$2,469	$2,671	$5,140
Gas derivative instruments	--	3,091	4,439	7,530	--	14,298	115	14,413
Cash equivalents	68,602	5,327	--	73,929	38,835	5,465	--	44,300
Restricted cash	3,387	--	--	3,387	3,305	--	--	3,305
Total assets	$71,989	$8,574	$9,385	$89,948	$42,140	$22,232	$2,786	$67,158
Liabilities:
Electric derivative instruments	$--	$167,083	$120,247	$287,330	$--	$46,690	$99,000	$145,690
Gas derivative instruments	--	201,293	10,125	211,418	--	77,438	4,119	81,557
Total liabilities	$--	$368,376	$130,372	$498,748	$--	$124,128	$103,119	$227,247

Puget Sound Energy Level 3 Roll-Forward Net (Liability)	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2010	2009	2010	2009
Balance at beginning of period	$(135,121)	$(136,677)	$(100,333)	$(132,256)
Changes during period:
Realized and unrealized energy derivatives
- included in earnings	(46,223)	14,987	(125,839)	19,270
- included in other comprehensive income	--	--	--	(38,047)
- included in regulatory assets / liabilities	(1,017)	(962)	(1,856)	(6,883)
Purchases, issuances and settlements	7,798	5,825	21,138	21,973
Transferred into Level 3	761	--	225	(6,778)
Transferred out of Level 3	52,815	14,543	85,678	40,437
Balance at end of period	$(120,987)	$(102,284)	$(120,987)	$(102,284)

Realized gains and losses on energy derivatives for Level 3 recurring items are included in energy costs in the Company’s consolidated income statement under purchased electricity, electric generation fuel or purchased natural gas when settled.
Unrealized gains and losses for Level 3 inputs on energy derivative recurring items are included in the net unrealized (gain) loss on derivative instruments section in the Company’s consolidated income statement.  The Company does not believe that the fair value diverges materially from the amounts the Company currently anticipates realizing on settlement or maturity.
Certain energy derivative instruments are classified as Level 3 in the fair value hierarchy because Level 3 inputs are significant to their fair value measurement.  Energy derivatives transferred out of Level 3 represent existing assets or liabilities that were classified as Level 3 at the start of the reporting period for which the lowest significant input became observable during the current reporting period and were transferred into Level 2.  Conversely, energy derivatives transferred into Level 3 from Level 2 represent scenarios in which the lowest significant input became unobservable during the current reporting period.  The Company had no transfers between Level 2 and Level 1 during the three and nine months ended September 30, 2010 or 2009.

(5)	Estimated Fair Value of Financial Instruments

Puget Energy
The following table presents the carrying amounts and estimated fair value of Puget Energy’s financial instruments at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$86,316	$86,316	$78,527	$78,527
Restricted cash	5,613	5,613	19,844	19,844
Notes receivable and other	70,889	70,889	74,063	74,063
Electric derivatives	5,102	5,102	5,140	5,140
Gas derivatives	7,530	7,530	14,413	14,413
Interest rate derivatives	--	--	20,854	20,854
Financial liabilities:
Short-term debt	$77,000	$77,000	$105,000	$105,000
Junior subordinated notes	250,000	234,341	250,000	232,684
Current maturities of long-term debt (fixed-rate)	260,000	266,027	232,000	234,632
Long-term debt (fixed-rate)	2,953,860	3,394,700	2,638,860	2,815,048
Long-term debt (variable-rate)	1,483,000	1,523,639	1,483,000	1,478,632
Electric derivatives	287,330	287,330	150,099	150,099
Gas derivatives	211,418	211,418	81,557	81,557
Interest rate derivatives	77,913	77,913	26,844	26,844

Puget Sound Energy
The following table presents the carrying amounts and estimated fair value of PSE’s financial instruments at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$86,278	$86,278	$78,407	$78,407
Restricted cash	5,613	5,613	19,844	19,844
Notes receivable and other	70,889	70,889	74,063	74,063
Electric derivatives	5,102	5,102	5,140	5,140
Gas derivatives	7,530	7,530	14,413	14,413
Financial liabilities:
Short-term debt	$77,000	$77,000	$105,000	$105,000
Short-term debt owed by PSE to Puget Energy 1	22,898	22,898	22,898	22,898
Junior subordinated notes	250,000	234,341	250,000	232,684
Current maturities of long-term debt (fixed-rate)	260,000	266,027	232,000	234,632
Non-current maturities of long-term debt (fixed-rate)	2,953,860	3,394,700	2,638,860	2,815,048
Electric derivatives	287,330	287,330	145,690	145,690
Gas derivatives	211,418	211,418	81,557	81,557
___________
1	Short-term debt owed by PSE to Puget Energy is eliminated upon consolidation of Puget Energy.

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

PSE has a defined benefit pension plan covering substantially all PSE employees.  Pension benefits earned are a function of age, salary and years of service.  The Company also maintains a non-qualified Supplemental Executive Retirement Plan (SERP) for its key senior management employees.  In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees.  These benefits are provided principally through an insurance company.  The insurance premiums are based on the benefits provided during the year, and are paid primarily by retirees.
The February 6, 2009 merger of Puget Energy with Puget Holdings triggered a new basis of accounting for PSE’s retirement benefit plans in the Puget Energy consolidated financial statements.  Such purchase accounting adjustments associated with the remeasurement of retirement plans are recorded at Puget Energy.

Puget Energy
The following table summarizes Puget Energy’s net periodic benefit cost for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2010	2009	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$4,009	$3,401	$256	$259	$26	$31
Interest cost	6,965	7,067	541	594	220	244
Expected return on plan assets	(8,087)	(7,523)	--	--	(127)	(103)
Amortization of net gain	--	--	--	--	(17)	--
Net periodic benefit cost	$2,887	$2,945	$797	$853	$102	$172

The following tables summarize Puget Energy’s net periodic benefit cost for the nine months ended September 30, 2010 and 2009:

Qualified Pension Benefits	Successor		Predecessor
(Dollars in Thousands)	Nine Months Ended September 30, 2010	February 6, 2009 – September 30, 2009 1	January 1, 2009 – February 5, 2009
Components of net periodic benefit cost:
Service cost	$12,083	$9,068	$1,090
Interest cost	21,030	18,845	2,302
Expected return on plan assets	(24,501)	(20,060)	(3,585)
Amortization of prior service cost	--	--	95
Amortization of net loss	--	--	269
Net periodic benefit cost	$8,612	$7,853	$171

SERP Pension Benefits	Successor		Predecessor
(Dollars in Thousands)	Nine Months Ended September 30, 2010	February 6, 2009 – September 30, 2009 1	January 1, 2009 – February 5, 2009
Components of net periodic benefit cost:
Service cost	$768	$692	$89
Interest cost	1,624	1,584	193
Amortization of prior service cost	--	--	51
Amortization of net loss (gain)	--	--	74
Net periodic benefit cost	$2,392	$2,276	$407
___________
1	The disclosed information is based on an initial January 31, 2009 measurement date, and as a result, the expense numbers are shown pro-rated for the second quarter 2009.

Other Benefits	Successor		Predecessor
(Dollars in Thousands)	Nine Months Ended September 30, 2010	February 6, 2009 – September 30, 2009 1	January 1, 2009 – February 5, 2009
Components of net periodic benefit cost:
Service cost	$79	$83	$11
Interest cost	660	650	88
Expected return on plan assets	(381)	(275)	(37)
Amortization of prior service cost	--	--	7
Amortization of net gain	(51)	--	(15)
Amortization of transition obligation	--	--	4
Net periodic benefit cost	$307	$458	$58
___________
1	The disclosed information is based on an initial January 31, 2009 measurement date, and as a result, the expense numbers are shown pro-rated for the second quarter 2009.

The following table summarizes Puget Energy’s change in benefit obligation for the periods ended September 30, 2010 and December 31, 2009:

	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Change in benefit obligation:
Benefit obligation at beginning of period	$504,786	$453,731	$39,152	$38,750	$15,953	$15,807
Beginning of year remeasurement	456	--	--	--	86	--
Service cost	12,083	12,469	768	951	79	114
Interest cost	21,030	25,912	1,624	2,178	660	894
Actuarial loss	--	33,458	--	1,433	--	770
Benefits paid	(26,400)	(20,784)	(1,262)	(4,160)	(1,413)	(2,050)
Medicare part D subsidy received	--	--	--	--	803	418
Benefit obligation at end of period	$511,955	$504,786	$40,282	$39,152	$16,168	$15,953

The fair value of plan assets increased from $485.7 million at December 31, 2009 to $497.8 million at September 30, 2010, which includes employer contributions of $12.0 million.

Puget Sound Energy
The following table summarizes PSE’s net periodic benefit cost for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2010	2009	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$4,009	$3,535	$256	$267	$26	$31
Interest cost	6,965	6,934	541	579	220	240
Expected return on plan assets	(10,875)	(10,863)	--	--	(127)	(114)
Amortization of prior service cost	185	283	141	154	33	21
Amortization of net loss (gain)	1,781	925	192	221	(138)	(115)
Amortization of transition obligation	--	--	--	--	12	13
Net periodic benefit cost	$2,065	$814	$1,130	$1,221	$26	$76

The following table summarizes PSE’s net periodic benefit cost for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2010	2009	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$12,083	$10,605	$768	$801	$79	$94
Interest cost	21,030	20,801	1,624	1,736	660	720
Expected return on plan assets	(32,864)	(32,590)	--	--	(381)	(341)
Amortization of prior service cost	555	850	422	462	99	62
Amortization of net loss (gain)	5,193	2,777	576	664	(414)	(345)
Amortization of transition obligation	--	--	--	--	36	37
Net periodic benefit cost	$5,997	$2,443	$3,390	$3,663	$79	$227

The following table summarizes PSE’s change in benefit obligation for the periods ended September 30, 2010 and December 31, 2009:

	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Change in benefit obligation:
Benefit obligation at beginning of period	$504,786	$460,586	$39,152	$39,348	$15,953	$18,088
Beginning of year remeasurement	456	--	--	--	86	--
Service cost	12,083	14,141	768	1,068	79	125
Interest cost	21,030	27,734	1,624	2,315	660	960
Actuarial loss (gain)	--	25,094	--	707	--	(1,296)
Benefits paid	(26,400)	(22,769)	(1,262)	(4,286)	(1,413)	(2,342)
Medicare part D subsidiary received	--	--	--	--	803	418
Benefit obligation at end of period	$511,955	$504,786	$40,282	$39,152	$16,168	$15,953

The fair value of plan assets increased from $485.7 million at December 31, 2009 to $497.8 million at September 30, 2010.
The Company expects contributions to fund the qualified pension plan and to meet SERP and the other postretirement plan obligations for the year ending December 31, 2010 to be $12.0 million, $3.0 million and $0.5 million, respectively.  During the three months ended September 30, 2010, the Company contributed $0.4 million to meet the SERP plan requirements.  During the nine months ended September 30, 2010, the Company contributed $12.0 million to fund the qualified retirement plan and paid participants $1.3 million and $0.3 million for SERP and other postretirement obligations, respectively.
As a result of the Patient Protection and Affordable Care Act of 2010, PSE recorded a one-time tax expense of $0.8 million during the three months ended March 31, 2010, related to a Medicare D subsidy that PSE receives.  These subsidies have been non-taxable in the past and will be subject to federal income taxes after 2012 as a result of the legislation.
As part of the Company's new contract with the International Brotherhood of Electrical Workers (IBEW) Local 77 union, which took effect September 1, 2010, the benefit calculation formula has changed for Company employees covered by the contract.  New IBEW represented employees and employees not vested in a plan benefit as of July 31, 2010 will participate in the cash balance formula of the retirement program, with any accrued benefit converted to a beginning cash balance account.  Employees who were vested in a plan benefit as of July 31, 2010 have a choice to convert to the cash balance formula or remain on a final average earnings formula based on qualified pay and years of service.  Participants in the cash balance formula receive an enhanced Company match in the Company’s 401(k) program effective December 1, 2010.

(7)	Regulation and Rates

On April 2, 2010, the Washington Utilities and Transportation Commission (Washington Commission) issued its order in PSE’s consolidated electric and natural gas general rate case filed in May 2009, supplemented by an order of clarification on April 8, 2010, approving a general rate increase for electric customers of 3.7% annually or $74.1 million.  The rate increase was $36.2 million, or 1.8%, less than PSE requested.  The electric general rate order also created a tariff rider intended to allow PSE to collect in electric rates $52.3 million related to the recovery of certain deferred costs that were part of the general rates and will be fully amortized at the end of 2011.  The natural gas rate increase approved was 0.8% annually or $10.1 million.  The rate increase was $18.3 million, or 1.5%, less than PSE requested.  The rate increase for electric and natural gas customers was effective April 8, 2010.  In its order, the Washington Commission approved a weighted cost of capital of 8.1% and a capital structure that included 46.0% common equity with an after-tax return on equity of 10.1%.
In response to a petition filed by the Company in 2007, the Washington Commission issued an order on May 20, 2010 relating to how Renewable Energy Credit (REC) proceeds should be handled for regulatory accounting and ratemaking purposes.  In its May 2010 order, the Washington Commission stated that the REC proceeds should be recorded as regulatory liabilities as proposed by the Company and that amounts recorded would accrue interest at a rate to be determined in a later filing.  In its petition, PSE had sought approval for the use of $21.1 million of REC proceeds as an offset against its California wholesale energy sales regulatory asset.  In its May 20, 2010 order, the Washington Commission allowed PSE to use $3.3 million of the REC proceeds to offset the regulatory asset.  In response to the order, PSE adjusted the carrying value of its regulatory asset in the second quarter of 2010 by $17.8 million (from $21.1 million to $3.3 million), with the $3.3 million then offset against the Company’s renewable energy credits regulatory liability as provided in the order.  The Company’s California wholesale energy sales regulatory asset represented unpaid bills for power sold into the markets maintained by the California Independent System Operator during the California Energy Crisis, the claims of which were settled along with all counterclaims against PSE in a settlement agreement approved by the Federal Energy Regulatory Commission (FERC) on July 1, 2009.
Effective July 1, 2010, the Washington Commission approved a change in PSE’s Production Tax Credit (PTC) tariff as PSE has not been able to utilize PTCs since 2007, due to insufficient taxable income caused primarily by bonus tax depreciation.  The Washington Commission approved PSE suspending its PTC tariff, effective July 1, 2010.  This resulted in an overall increase in PSE’s electric rates of 1.65%.  PSE anticipates filing a tariff with the Washington Commission no later than November 1, 2010 which will propose that PTCs be provided to customers after PSE is able to utilize the tax credits on its tax return.
On September 22, 2010, a joint proposal and accounting petition was filed with the Washington Commission by PSE, Washington Commission Staff and Industrial Customers of Northwest Utilities which addressed how to recover PTCs provided to customers that have not been utilized and addresses REC proceeds to be returned to customers.  On October 26, 2010, the Washington Commission issued an order granting the joint proposal and accounting petition.  The order allows the Company to credit customers for REC revenues received and deferred through November 2009.  This credit will reduce rates by $27.7 million, or 2.47%, over five months beginning November 2010 through March 2011.  RECs received after November 2009 will be retained by the Company and will be used to recapture PTCs previously provided to customers.  Once these recaptured PTCs are utilized by the Company on its tax return, the customers will receive the credit.
On October 1, 2010, PSE filed an electric tariff filing with the Washington Commission to implement changes to rates to pass-through a reduction in the benefits PSE expects to receive from the Bonneville Power Administration’s (BPA) Residential Exchange Program (REP).  PSE is requesting a reduction in the tariff credit rate compared to the amount currently being credited to customers, resulting in a 1.0% increase to electric rates.
On October 1, 2010, PSE filed a natural gas tariff filing with the Washington Commission to implement changes to natural gas rates that would result in an overall increase in revenue of $24.4 million and a customer rate increase of 2.3%.   PSE requested the new rates be made effective by February 1, 2011.
On October 1, 2010, PSE filed a PGA natural gas tariff filing with the Washington Commission to adjust the PGA rates, which cover expected natural gas costs from sales to customers.  On an average annual basis, the PGA rates included in this filing reflect a 3.1% decrease in natural gas costs due to decreases in forward market prices.  The PGA rates also reflect a decrease in the PGA deferred natural gas cost credit which will result in a 5.0% increase to overall natural gas rates.  Collectively, the annual dollar amount of these changes, if approved, would result in an increase of $18.3 million, or 1.9%.  This rate adjustment will have no impact on PSE’s net income.  PSE requested the new rates be made effective November 1, 2011.

(8)	Litigation

Residential Exchange.  PSE is a party to certain agreements with the BPA that provide payments under its REP to PSE, which PSE passes through to its residential and small farm electric customers.  PSE has agreements with the BPA for REP payments until 2011 and for the period 2011 to 2028.  PSE and other parties have sought United States Court of Appeals for the Ninth Circuit review regarding BPA’s agreements for REP payments during these periods.  The amounts of REP payments under these agreements and the methods utilized in setting them are subject to FERC review or judicial review, or both, and are subject to adjustment, which may affect the amount of REP payments made or to be made by BPA to PSE.  It is not clear what impact, if any, these reviews or other REP-related litigation may ultimately have on PSE.

Equilon Litigation.  On April 21, 2010, Equilon Enterprises (dba Shell Oil Products), the owner of an oil refinery in Skagit County, Washington, filed suit against PSE in the United States District Court for the Western District of Washington in Seattle.  PSE and Equilon resolved the dispute in October 2010 and dismissal of the court action will follow.

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
On March 29, 2007, a second complaint related to pond seepage was filed on behalf of two ranch owners alleging damage due to the Colstrip Units 3 & 4 effluent holding pond.  A mediation between plaintiffs and PPL Montana, LLC, the operator of Units 3 & 4, took place on July 14, 2010 and parties are working toward a final settlement.
The federal Clean Air Mercury Rule, enacted by the Environmental Protection Agency (EPA) in May 2005, was vacated by the D.C. Circuit Court in February 2008.  Final resolution of this matter is still pending.  However the Montana Board of Environmental Review approved a Montana mercury control rule to limit mercury emissions from coal-fired plants on October 16, 2006 (with a limit of 0.9 lbs/Trillion British thermal units for plants burning coal like that used at Colstrip) which remains in effect.  In 2008, the Colstrip owners, based on testing performed in 2006, 2007 and 2008, ordered mercury control equipment intended to achieve the new limit.  The equipment has been fully installed and is in regular operation.  The Colstrip mercury control equipment is operating at a level that meets the current Montana limit, which is based on a rolling 12 month average so compliance cannot be fully confirmed until January 1, 2011.  Optimization of the feed rates of calcium bromide and activated carbon is underway.  An evaluation will be conducted to determine whether additional controls, if any, are necessary, depending on actual long-term performance.
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
On June 21, 2010, the EPA issued a Proposed Rulemaking for the “Identification and Listing of Special Wastes: Disposal of Coal Combustion Residuals from Electric Utilities” which proposes different regulatory mechanisms to regulate coal combustion residuals, generally referred to as “coal ash,” and requests information from industry on these respective proposals.  PSE has joined other Colstrip owners in requesting an extension to the 120 day comment period, and the owners are currently evaluating the potential impact of these regulations on operations at Colstrip.  PSE’s potential increased cost of operating Colstrip is unknown at this time and dependent on the outcome of this rulemaking.

Snoqualmie Falls.  On July 7, 2010, a lawsuit was filed by the Snoqualmie Valley Preservation Alliance against the United States Army Corps of Engineers (Corps) challenging permits issued by the Corps in connection with the redevelopment of the Snoqualmie Falls Hydroelectric Project.  PSE sought and was granted permission to intervene in the proceeding.  Motions for summary judgment have been filed by the plaintiff and the Corps.  PSE joined the Corps’ motion and filed a motion for summary judgment arguing the plaintiff’s claims are barred as untimely and improper.  The court has set a schedule for summary judgment motions to be heard in November 2010.  The ultimate impact of the suit, if any, on PSE or the work currently underway on the project cannot be determined at this time.

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
The Company evaluated its power purchase agreements and determined it was not the primary beneficiary of any VIEs.  The Company had previously disclosed two potentially significant variable interests in prior periods; both entities are qualifying facilities contracts that expire at the end of 2011.  The Company requested information from the relevant entities; however, they have refused to provide the necessary information to the Company, as they are not required to do so under their contracts.  Due to the short duration of the remaining life of the contracts, if the variable interests were determined to be VIEs, the Company has concluded it is not the primary beneficiary of these entities based on available information and it has no exposure to losses on these contracts.  For the three months ended September 30, 2010 and 2009, the Company’s purchased power expense for these entities was $54.0 million and $52.9 million, respectively.  For the nine months ended September 30, 2010 and 2009, the Company’s purchased power expense for these entities was $141.1 million and $132.0 million, respectively.

(10)	Other

Snoqualmie Falls Project.  Under the Snoqualmie Falls hydroelectric facility’s federal operating license granted by FERC in 2004 and finalized in 2009, PSE is performing a major, three and a half year redevelopment project to upgrade aging energy infrastructure, enhance park and recreation amenities and preserve cultural and historical artifacts.  This project will enable Snoqualmie Falls to continue to produce clean, renewable energy for decades to come.
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

Bond Issuances. On June 29, 2010, PSE issued $250.0 million of senior notes, secured by first mortgage bonds.  The notes have a term of 30 years and an interest rate of 5.764%.  Net proceeds from the offering were used to repay $7.0 million of medium-term notes with a 7.12% interest rate that matured on September 13, 2010 and to repay short-term debt outstanding under the $400.0 million capital expenditure credit facility.
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

(11)	Income Taxes

The Company reported income tax expense for the third quarter using the discrete period method as opposed to the estimated annual effective tax rate (ETR) method, which is the generally prescribed method for interim reporting periods. The Company employed the discrete method in lieu of the estimated annual ETR method because relatively small movements in projected income for the year could result in extreme variability in the ETR.  Therefore, the Company does not believe it can reliably estimate its ETR for the full year.

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

Overview

Puget Energy is an energy services holding company and all of its operations are conducted through its subsidiary PSE, a regulated electric and natural gas utility company.  PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution, generation and natural gas distribution.  Puget Energy’s business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE.  On February 6, 2009, Puget Holdings LLC (Puget Holdings) completed its merger with Puget Energy.  Puget Holdings is a consortium of long-term infrastructure investors including Macquarie Infrastructure Partners I, Macquarie Infrastructure Partners II, Macquarie Capital Group Limited, Macquarie-FSS Infrastructure Trust, the Canada Pension Plan Investment Board, the British Columbia Investment Management Corporation, and the Alberta Investment Management Corporation.  As a result of the merger, Puget Energy is a direct wholly owned subsidiary of Puget Equico LLC (Puget Equico), which is an indirect wholly owned subsidiary of Puget Holdings.  In connection with the merger transaction, Puget Energy applied Accounting Standards Codification (ASC) 805, “Business Combinations” (ASC 805).  PSE’s basis of accounting will continue to be on a historical basis and PSE’s financial statements do not include any ASC 805 purchase accounting adjustments.  Puget Energy and PSE are collectively referred to herein as “the Company.”
PSE generates revenue and cash flow primarily from the sale of electric and natural gas services to residential and commercial customers within a service territory covering approximately 6,000 square miles, principally in the Puget Sound region of the state of Washington.  To meet customer growth, to replace expiring power contracts and to meet Washington state’s renewable energy portfolio standards, PSE is increasing its energy efficiency programs to reduce the demand for additional energy generation and is pursuing additional renewable energy production resources (primarily wind) and base load natural gas-fired generation.  The Company’s external financing requirements principally reflect the cash needs of its construction program, its schedule of maturing debt and certain operational needs.  PSE requires access to bank and capital markets to meet its financing needs.
For the three and nine months ended September 30, 2010, PSE’s net income was affected primarily by the following three factors:  (1) the impact of falling natural gas prices on energy derivative contracts; (2) a decline in electric and natural gas sales due largely to weather and weak economic conditions; (3) the effect of higher power costs resulting from below average hydroelectric and wind conditions; and (4) the general tariff increases approved in April 2010 were insufficient to recover capital and operating costs incurred and are anticipated to incur in the future until sufficient rate recoveries are approved.  Further detail on each of these primary drivers, as well as other factors affecting PSE’s performance, are set forth below in this “Overview” section as well as in other sections of the Management’s Discussion & Analysis.
Energy derivatives had a significant negative impact on net income for the three and nine months ended September 30, 2010 due to continued declines in forward wholesale energy prices.  As of July 1, 2009, PSE no longer designates energy derivatives as cash flow hedges, resulting in all of the mark-to-market changes being recorded in the income statement.  Over the tenor of PSE’s outstanding derivative contracts, the forward wholesale prices of electricity and natural gas declined 13.1% and 14.5%, respectively, from June 30, 2010 to September 30, 2010 and declined 24.2% and 27.5%, respectively, from December 31, 2009 to September 30, 2010.  These declines have caused significant unrealized losses on derivative instruments for the three and nine months ended September 30, 2010.  PSE enters into energy derivative instruments to balance its energy portfolio, reduce costs where feasible and reduce volatility in costs and margins in the energy portfolio.
The number of PSE’s electric and natural gas customers continued to increase in 2010, but at a significantly slower rate.  Electric retail kilowatt sales and gas therm sales for the nine months ended September 30, 2010 declined 4.9% and 8.7%, respectively, as compared to the same period in 2009.  The decline in sales volumes in 2010 is due primarily to warmer temperatures in the first quarter of 2010 which is one of its highest revenue quarters for the year, and to a lesser extent, the impact of PSE’s residential and commercial customer conservation programs, as well as continued effects of weak economic conditions in the Pacific Northwest.  The average temperature in PSE’s service territory during the first quarter of 2010 was 46.8 degrees, or 6.2 degrees warmer than the same period in 2009 which was 40.6 degrees which caused significant lost of revenue.  Normal temperature for the same period is 43.5 degrees.
The Pacific Northwest also experienced below normal hydroelectric and wind conditions that adversely impacted PSE’s power costs in the first quarter of 2010.  In total, hydroelectric and wind generation for the nine months ended September 30, 2010 decreased by 468,673 megawatt hours (MWhs), or 9.0% as compared to 2009.  As a result, PSE’s power costs increased due to purchasing or generating higher cost electricity to replace the decrease in generation from hydroelectric and wind generating projects.
As a result of the Washington Utilities and Transportation Commission’s (Washington Commission) order of May 20, 2010, PSE adjusted the carrying value of its California wholesale energy sales regulatory asset in the second quarter of 2010 by $17.8 million (from $21.1 million to $3.3 million), with the $3.3 million then offset against the Company’s renewable energy credits regulatory liability as provided in the order.  The Company’s California wholesale energy sales regulatory asset represented unpaid bills for power sold into the markets maintained by the California Independent System Operator during the California Energy Crisis, the claims of which were settled along with all counterclaims against PSE in a settlement agreement approved by the Federal Energy Regulatory Commission (FERC) on July 1, 2009.  PSE’s settlement with the California parties was expressly conditioned upon two other actions: (1) the California Energy Commission approval of PSE’s Wild Horse and Hopkins Ridge wind farms as qualifying facilities under California renewable energy rules; and (2) the approval by the California Public Utilities Commission of a renewable power agreement between PSE and Southern California Edison (SCE), under which PSE sold qualifying renewable power to SCE in 2009 and 2010.  PSE had sought approval for the use of $21.1 million of such proceeds be used as an offset against its California wholesale energy sales regulatory asset.

Factors and Trends Affecting PSE’s Performance.  PSE’s regulatory requirements and operational needs require the investment of substantial capital in 2010 and future years.  Because PSE intends to seek recovery of such investments through the regulatory process, its financial results depend heavily upon positive outcomes from that process.  Further, PSE’s financial performance is heavily influenced by general economic conditions in its service territory, which affect customer growth and use-per-customer and thus utility sales, as well as the effects of its customers’ conservation investments, which also tend to reduce energy sales.  The principal business, economic and other factors that affect PSE’s operations and financial performance include:

•	The rates PSE is allowed to charge for its services;
•	Weather conditions, including snow-pack affecting hydrological conditions;
•	Demand for electricity and natural gas among customers in PSE’s service territory;
•	Regulatory decisions allowing PSE to recover costs, including purchased power and fuel costs, on a timely basis;
•	PSE’s ability to supply electricity and natural gas, either through company-owned generation, purchase power contracts or by procuring natural gas or electricity in wholesale markets;
•	Availability and access to capital and the cost of capital;
•
Regulatory compliance costs, including those related to new and developing federal regulations of electric system reliability, state regulations of natural gas pipelines and federal and state environmental standards;

•	The impact of energy efficiency programs on sales and margins; and
•	Wholesale commodity prices of electricity and natural gas.

Regulation of PSE Rates and Recovery of PSE Costs. The rates that PSE is allowed to charge for its services is an important item influencing its financial condition, results of operations and liquidity.  PSE is highly regulated and the rates that it charges its retail customers are determined by the Washington Commission.  The Washington Commission determines these rates based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year.  Incremental customer growth and sales typically do not provide sufficient revenue to cover year-to-year cost growth, thus rate increases are required.  If, in a particular rate year, PSE’s costs are higher than what is allowed to be recovered in rates, revenue may not be sufficient to permit PSE to earn its allowed return.  In addition, the Washington Commission determines whether expenses and investments are reasonable and prudent in providing electric and natural gas service.  If the Washington Commission determines that part of PSE’s costs do not meet the standard applied, those costs may be disallowed partially or entirely and not recovered in rates.

Electric Rates
On April 2, 2010, the Washington Commission issued its order in PSE’s consolidated electric rate case filed in May 2009, supplemented by an order of clarification on April 8, 2010, approving a general rate increase for electric customers of 3.7% annually, or $74.1 million.  The rate increase was $36.2 million, or 1.8%, less than PSE requested.  The electric general rate order also created a tariff rider intended to allow PSE to collect in electric rates $52.3 million related to the recovery of certain deferred costs that were part of the general rates and will be fully amortized at the end of 2011.  The rate increase for electric customers was effective April 8, 2010.  In its order, the Washington Commission approved a weighted cost of capital of 8.1% and a capital structure that included 46.0% common equity with an after-tax return on equity of 10.1%.
Effective July 1, 2010, the Washington Commission approved a change in PSE’s Production Tax Credit (PTC) tariff as PSE has not been able to utilize PTCs since 2007, due to insufficient taxable income caused primarily by bonus tax depreciation.  The Washington Commission approved PSE suspending its PTC tariff, effective July 1, 2010.  This resulted in an overall increase in PSE’s electric rates of 1.65%.  PSE anticipates filing a tariff with the Washington Commission no later than November 1, 2010 which will propose that PTCs be provided to customers after PSE is able to utilize the tax credits on its tax return.
On September 22, 2010, a joint proposal and accounting petition was filed with the Washington Commission by PSE, Washington Commission Staff and Industrial Customers of Northwest Utilities which addressed how to recover PTCs provided to customers that have not been utilized and addresses Renewable Energy Credit (REC) proceeds to be returned to customers.  On October 26, 2010, the Washington Commission issued an order granting the joint proposal and accounting petition.  The order allows the Company to credit customers for REC revenues received and deferred through November 2009.  This credit will reduce rates by $27.7 million, or 2.47%, over five months beginning November 2010 through March 2011.  RECs received after November 2009 will be retained by the Company and will be used to recapture PTCs previously provided to customers.  Once these recaptured PTCs are utilized by the Company on its tax return, the customers will receive the credit.
On October 1, 2010, PSE filed an electric tariff filing with the Washington Commission to implement changes to rates to pass-through a reduction in the benefits PSE expects to receive from the Bonneville Power Administration’s (BPA) Residential Exchange Program (REP).  PSE is requesting a reduction in the tariff credit rate compared to the amount currently being credited to customers, resulting in a 1.0% increase to electric rates.
Currently, PSE has a Power Cost Adjustment (PCA) mechanism that provides for recovery of power costs from customers or refunding of power cost savings to customers, as those costs vary from the “power cost baseline” level of power costs which are set, in part, based on normalized assumptions about weather and hydroelectric conditions.  Excess power costs or power cost savings are apportioned between PSE and its customers pursuant to the graduated scale set forth in the PCA mechanism.  As a result, if power costs are significantly higher than the baseline rate, PSE’s expenses could significantly increase.
The graduated scale is as follows:

Annual Power Cost Variability	Customers’ Share	Company’s Share
+/- $20 million	0%	100%
+/- $20 million - $40 million	50%	50%
+/- $40 million - $120 million	90%	10%
+/- $120 + million	95%	5%

The following table sets forth electric rate changes that were approved by the Washington Commission and the corresponding impact on PSE’s annual revenue based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase in Rates	Annual Increase in Revenue (Dollars in Millions)
Electric General Rate Case	April 8, 2010	3.7%	$ 74.1

Gas Rates
On April 2, 2010, the Washington Commission issued its order, effective April 8, 2010, in PSE’s natural gas general rate case filed in May 2009, approving a general rate increase of 0.8% annually or $10.1 million.  The rate increase was $18.3 million, or 1.5%, less than PSE requested.  In its order, the Washington Commission approved a weighted cost of capital of 8.1% and a capital structure that included 46.0% common equity with an after-tax return on equity of 10.1%.
On May 28, 2009, the Washington Commission approved a Purchased Gas Adjustment (PGA) rate decrease of $21.2 million, or 1.8% annually, effective June 1, 2009.  On September 24, 2009, the Washington Commission approved a PGA rate decrease of $198.1 million, or 17.1% annually, effective October 1, 2009.  PSE has a PGA mechanism in retail natural gas rates to recover variations in natural gas supply and transportation costs.  Variations in natural gas rates are passed through to customers; therefore, PSE’s net income is not affected by such variations.
On October 1, 2010, PSE filed a natural gas tariff filing with the Washington Commission to implement changes to natural gas rates that would result in an overall increase in revenue of $24.4 million and a customer rate increase of 2.3%.  PSE requested the new rates be made effective by February 1, 2011.
On October 1, 2010, PSE filed a PGA natural gas tariff filing with the Washington Commission to adjust the PGA rates, which cover expected natural gas costs from sales to customers.  On an average annual basis, the PGA rates included in this filing reflect a 3.1% decrease in natural gas costs due to decreases in forward market prices.  The PGA rates also reflect a decrease in the PGA deferred natural gas cost credit which will result in a 5.0% increase to overall natural gas rates.  Collectively, the annual dollar amount of these changes, if approved, would result in an increase of $18.3 million, or 1.9%.  This rate adjustment will have no impact on PSE’s net income.  PSE requested the new rates be made effective November 1, 2011.
The following table sets forth natural gas rate changes that were approved by the Washington Commission and the corresponding impact to PSE’s annual revenue based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenue (Dollars in Millions)
Gas General Rate Case	April 8, 2010	0.8%	$ 10.1
Purchased Gas Adjustment	October 1, 2009	(17.1)	(198.1)
Purchased Gas Adjustment	June 1, 2009 - May 31, 2010	(1.8)	(21.2)

Weather Conditions.  Weather conditions in PSE’s service territory have a significant impact on customer energy usage, affecting PSE’s revenue and energy supply expenses.  PSE’s operating revenue and associated energy supply expenses are not generated evenly throughout the year.  While both PSE’s electric and natural gas sales are generally greatest during winter months, variations in energy usage by customers occur from season to season and from month to month within a season, primarily as a result of weather conditions.  PSE normally experiences its highest retail energy sales and, subsequently, higher power costs during the winter heating season in the first and fourth quarters of the year and its lowest sales in the third quarter of the year.  Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult.  PSE reported higher customer usage in the three months ended September 30, 2010 primarily due to Pacific Northwest temperatures averaging 2.5 degrees cooler than the same period in 2009 tempered by lower customer usage when weather adjusted, reflecting a weak Pacific Northwest economy and PSE’s conservation programs.  PSE reported lower customer usage for the nine months ended September 30, 2010 primarily due to warmer temperatures in the Pacific Northwest during the first quarter of 2010 than the same period in 2009.  The average temperature during the first quarter of 2010 was 46.8 degrees, or 6.2 degrees warmer than the same period in 2009.  The warmer than average temperatures for the first quarter was partially mitigated by cooler than average temperatures for the second and third quarters of 2010 by 3.0 and 2.5 degrees, respectively, compared to the same periods in 2009.
Customer Demand. PSE expects the number of natural gas customers to grow at rates slightly above electric customers.  Both residential electric and natural gas customers are expected to continue a long-term trend of slow decline of energy usage based on continued energy efficiency improvements and the effect of higher retail rates.  The effects of the current recession on Washington’s economy have exacerbated a decline in customer usage throughout 2010.
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
Regulatory Compliance Costs and Expenditures. PSE’s operations are subject to extensive federal, state and local laws and regulations.  Such regulations cover electric system reliability, gas pipeline system safety and energy market transparency, among other areas.  Environmental regulations of air and water quality, generation by-products disposal and endangered species protection also impact the Company’s operations, as would possible climate change legislation or the regulation of generation by-products, such as coal ash.  PSE must spend significant amounts funding regulatory agencies, many of which have greatly expanded mandates, and on measures including resource planning, remediation, monitoring, pollution control equipment and emissions-related abatement and fees in order to comply with these regulatory requirements.
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
Infrastructure Investment. PSE is investing in its utility infrastructure and customer service functions in order to meet regulatory requirements, serve customers’ energy needs and replace aging infrastructure.  These investments and operating requirements give rise to significant growth in depreciation expense and operating expense, which are not recovered through the ratemaking process in a timely manner.  This “regulatory lag” is expected to continue for the foreseeable future.
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

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this document.  Set forth below are the consolidated financial results of PSE for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,			Nine Months Ended September 30,
Puget Sound Energy (Dollars in Thousands)	2010	2009	Percent Change	2010	2009	Percent Change
Operating revenue:
Electric
Residential sales	$215,651	$195,589	10.3%	$790,457	$794,782	(0.5)%
Commercial sales	205,240	199,289	3.0	620,193	628,832	(1.4)
Industrial sales	26,429	23,959	10.3	76,466	74,408	2.8
Other retail sales, including unbilled revenue	10,736	12,847	(16.4)	(35,818)	(42,249)	(15.2)
Total retail sales	458,056	431,684	6.1	1,451,298	1,455,773	(0.3)
Transportation sales	2,594	3,076	(15.7)	8,477	7,919	7.0
Sales to other utilities and marketers	31,963	33,177	(3.7)	45,878	53,416	(14.1)
Other	(3,005)	(18,279)	(83.6)	1,896	(10,466)	(118.1)
Total electric operating revenue	489,608	449,658	8.9	1,507,549	1,506,642	0.1
Gas
Residential sales	73,817	77,184	(4.4)	418,770	563,525	(25.7)
Commercial sales	45,595	50,281	(9.3)	201,204	257,855	(22.0)
Industrial sales	6,158	6,619	(7.0)	22,610	29,638	(23.7)
Total retail sales	125,570	134,084	(6.3)	642,584	851,018	(24.5)
Transportation sales	3,474	3,304	5.1	10,516	9,554	10.1
Other	3,527	4,740	(25.6)	11,323	14,913	(24.1)
Total gas operating revenue	132,571	142,128	(6.7)	664,423	875,485	(24.1)
Non-utility operating revenue	650	840	(22.6)	2,350	4,333	(45.8)
Total operating revenue	622,829	592,626	5.1	2,174,322	2,386,460	(8.9)
Operating expenses:
Energy costs:
Purchased electricity	127,936	160,867	20.5	557,221	610,034	8.7
Electric generation fuel	96,712	77,164	(25.3)	194,649	143,124	(36.0)
Residential exchange	(15,173)	(19,271)	21.3	(54,510)	(72,604)	24.9
Purchased gas	60,284	72,463	16.8	343,779	524,666	34.5
Net unrealized (gain) loss on derivative instruments	78,559	(27,144)	*	200,702	(34,734)	*
Utility operations and maintenance	117,155	116,129	(0.9)	355,569	353,129	(0.7)
Non-utility expense and other	3,188	2,282	(39.7)	7,742	5,677	(36.4)
Merger and related costs	--	--	--	--	23,908	*
Depreciation	73,111	66,978	(9.2)	217,765	199,164	(9.3)
Amortization	18,355	16,522	(11.1)	53,011	48,082	(10.3)
Conservation amortization	20,392	12,836	(58.9)	60,874	47,395	(28.4)
Taxes other than income taxes	58,903	57,785	(1.9)	210,304	225,824	6.9
Total operating expenses	639,422	536,611	(19.2)	2,147,106	2,073,665	(3.5)
Operating income (loss)	(16,593)	56,015	(129.6)	27,216	312,795	(91.3)
Other income	11,033	13,272	(16.9)	32,846	35,591	(7.7)
Other expense	(1,074)	(1,299)	(17.3)	(4,147)	(5,432)	(23.7)
Interest expense	(57,738)	(50,305)	14.8	(168,643)	(149,551)	12.8
Income (loss) before income taxes	(64,372)	17,683	*	(112,728)	193,403	(158.3)
Income tax (benefit) expense	(34,813)	9,841	*	(45,402)	56,806	179.9
Net income (loss)	$(29,559)	$7,842	* %	$(67,326)	$136,597	(149.3)%
__________
*	Not meaningful

Puget Sound Energy

Summary Results of Operations
PSE’s net loss for the three months ended September 30, 2010 was $(29.6) million with operating revenue of $622.8 million as compared to net income of $7.8 million with operating revenue of $592.6 million for the same period in 2009.  Operating revenue for the three months ended September 30, 2010 included an increase in electric operating revenue of $40.0 million and a decrease in natural gas operating revenue of $9.6 million.
The following are significant factors impacting PSE’s net loss for the three months ended September 30, 2010:
•
Increase in net unrealized loss on derivative instruments of $105.7 million primarily due to falling forward market prices of electricity, natural gas on de-designation cash flow hedges and for derivative contracts initiated after July 1, 2009 related to PSE’s energy contracts.  PSE discontinued cash flow hedge accounting on July 1, 2009.

•	Increase in interest expense of $7.4 million primarily due to increased expense on long-term bonds and interest on regulatory liability associated with RECs.
•
Decrease in purchased electricity and electric generation fuel of $13.4 million primarily due to a 2.4% reduction in electric customer retail sales volumes, lower wholesale costs and higher hydroelectric and wind generation.

•	Increase in depreciation expense of $6.1 million primarily due to additional capital expenditures that were placed in service.

PSE’s net loss for the nine months ended September 30, 2010 was $(67.3) million with operating revenue of $2.2 billion as compared to the net income of $136.6 million with operating revenue of $2.4 billion for the same period in 2009.  Operating revenue for the nine months ended September 30, 2010 included an increase in electric operating revenue of $0.9 million despite a $17.8 million carrying value adjustment related to the California wholesale energy sales regulatory asset and a decrease in natural gas operating revenue of $211.1 million.
The following are significant factors impacting PSE’s net loss for the nine months ended September 30, 2010:
•
Increase in net unrealized loss on derivative instruments of $235.4 million primarily due to falling forward market prices of electricity, natural gas on de-designation cash flow hedges and for derivative contracts initiated after July 1, 2009 related to PSE’s energy contracts.  PSE discontinued cash flow hedge accounting on July 1, 2009.

•
Increase in interest expense of $19.1 million primarily due to a write off of a regulatory asset for deferred interest paid to the Internal Revenue Service (IRS) related to the Simplified Service Cost Method deduction in prior years which was disallowed for the rate of recovery in the general rate case order of April 2, 2010, increase in long-term bonds and interest on regulatory liability associated with RECs.

•	Increase in depreciation expense of $18.6 million primarily due to additional capital expenditures that were placed in service.
•
The above increases were partially offset by a decrease from one-time merger costs of $23.9 million related to the merger of Puget Energy with Puget Holdings.  These costs were primarily related to PSE employee compensation triggered by Puget Energy’s change of control, credit agreement related expenses and the impact of increases in the deferred compensation related liability.

Puget Sound Energy
The following discussion provides the significant items that impact PSE’s results of operations for the three and nine months ended September 30, 2010 and 2009.

Regulated Utility Operating Revenue
Electric Operating Revenue. Electric retail sales increased $26.4 million, or 6.1%, to $458.1 million from $431.7 million for the three months ended September 30, 2010 as compared to the same period in 2009.  This increase was primarily due to a $15.6 million electric rate increase effective April 8, 2010 and a $7.5 million increase related to the suspension of the PTC tariff effective July 1, 2010.  Revenue also increased due to a $7.2 million increase related to conservation rider revenue and a $4.3 million increase attributable to a decrease in benefits of the Residential and Small Farm Energy Exchange Benefit which is a program that provides benefits (or credits) to customers.  The Residential and Small Farm Energy Exchange Benefit credits also increase power costs by a corresponding amount resulting in no impact to earnings.  Partially offsetting the increase to electric retail sales was a decrease of $10.3 million due to a decline in retail electricity usage of 114,099 MWhs, or 2.4%.  This decline in retail electricity usage was primarily due to the continued effects of a weak Pacific Northwest economy and an increase in energy conservation programs, partially offset by temperatures which averaged 2.5 degrees cooler than the same period in 2009.
Electric retail sales decreased $4.5 million, or 0.3%, to $1.45 billion from $1.46 billion for the nine months ended September 30, 2010 as compared to the same period in 2009.  This decrease included a $71.8 million decline in retail electricity usage of 780,949 MWhs, or 4.9%, which was primarily due to warmer than average temperatures during the first quarter of 2010 as compared to the same period in 2009.  During the first quarter of 2010, the average temperature was 46.8 degrees, or 6.2 degrees warmer than the same period in 2009.  The average temperature for the nine months ended September 2010 was slightly warmer than the same period in 2009 which had cooler temperatures in the second and third quarters.  The average warmer temperatures translate to an 8.1% decrease in heating degree days from the prior year (difference in average daily temperature compared to 65 degrees).  The decline in retail electricity usage was also due to an increase in PSE’s residential and commercial customer conservation programs and the continued effects of a weak Pacific Northwest economy.  Partially offsetting the decrease in electric retail sales was an $18.9 million increase attributable to a decrease in benefits of the Residential and Small Farm Energy Exchange Benefit, a $29.5 million electric rate increase and regulatory asset tracker effective April 8, 2010 and May 1, 2010, an $11.2 million increase related to conservation rider revenue and an $8.5 million increase related to the suspension of the PTC tariff effective July 1, 2010.
Sales to other utilities and marketers decreased $7.5 million, or 14.1%, to $45.9 million from $53.4 million for the nine months ended September 30, 2010 as compared to the same period in 2009.  This decrease was due to a carrying value adjustment of $17.8 million related to PSE’s California wholesale energy sales regulatory asset which offset an increase in actual sales to other utilities of $10.3 million.  The increase in actual sales to other utilities, prior to the carrying value adjustment, was primarily due to favorable wholesale market conditions that made it cost effective for PSE to generate energy at its company-owned combustion turbine facilities and to sell it in the wholesale market.
Gas Operating Revenue.  Natural gas retail sales decreased $8.5 million, or 6.3%, to $125.6 million from $134.1 million for the three months ended September 30, 2010 as compared to the same period in 2009.  This decrease was primarily due to an $18.3 million decrease in natural gas operating revenue as a result of PGA rate decrease on October 1, 2009 which reduced rates by 17.1%.  The PGA mechanism passes through to customer’s increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs.  PSE’s net income is not affected by changes under the PGA mechanism.  The decrease in natural gas retail sales was partially offset by an increase of 7.2 million in natural gas therm sales, or 5.4%, which increased gas retail sales by $11.6 million due to the third quarter average temperatures which were 2.5 degrees cooler than the same period in 2009 tempered by a reduction in use-per-customer.
Natural gas retail sales decreased $208.4 million, or 24.5%, during the nine months ended September 30, 2010 as compared to the same period in 2009.  This decrease was primarily due to a $127.2 million decrease in gas operating revenue as a result of PGA rate decreases on June 1, 2009 and October 1, 2009.  The PGA mechanism passes through to customer increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs.  PSE’s net income is not affected by changes under the PGA mechanism.  The decrease in natural gas retail sales is also due to a decrease of 66.9 million in natural gas therm sales, or 8.7%, which decreased revenue by $90.1 million.  The decrease was due primarily to warmer than average temperatures in the Pacific Northwest for the current year as compared to colder than normal temperatures in 2009, an increase in PSE’s residential and commercial customer conservation programs and the continued effects of a weak Pacific Northwest economy.

Operating Expenses
Purchased electricity expenses decreased $32.9 million, or 20.5%, and $52.8 million, or 8.7%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  The decrease for the three months ended September 30, 2010 was primarily the result of lower wholesale market prices which contributed $28.8 million and a decrease in purchased power of 156,042 MWhs or 5.7% resulting in a decrease of $8.0 million. This decrease was primarily due to lower customer usage related to weak economic conditions and higher hydroelectric and wind generation of 9.5% or 131,308 MWhs and an increase in coal generation of 32.8% or 342,449 MWhs.  This decrease was partially offset by an increase in transmission and other expenses of $3.9 million.
The decrease for the nine months ended September 30, 2009 was primarily the result of a decrease in purchased power of 1,375,746 MWhs or 12.2% resulting in a decrease of $66.8 million partially offset by higher wholesale market prices which contributed $11.4 million. The decrease for the nine months ended September 30, 2010 was primarily the result of lower customer usage related to warmer than normal temperatures during 2010, a weak economy in the Pacific Northwest and 22.1% higher generation of electricity from PSE’s coal generating facility, Colstrip.  This decrease was further offset by an increase in transmission and other expenses which contributed $3.5 million.
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
Electric generation fuel expense increased $19.6 million, or 25.3%, and $51.5 million, or 36.0%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  The increase for the three months ended September 30, 2010 was primarily due to an $11.5 million increase in costs related to higher volumes of electricity generation from PSE’s combustion turbine facilities and an $8.1 million increase related to a 22.1% increase in generation of electricity at Colstrip due to the Unit 4 extended outage in 2009.  The increase for the nine months ended September 30, 2010 was primarily due to a $37.4 million increase in costs at PSE’s combustion turbine facilities and a $14.1 million increase related to increased generation at Colstrip in 2010 and because of the Colstrip Unit 4 extended outage in 2009.  Increased electric generation fuel expense at company-owned natural gas facilities was primarily the result of a 13.8% decrease in hydroelectric generation at facilities located on the Columbia River where PSE obtains energy produced under take-or-pay purchased electricity contracts.
Residential exchange credits decreased $4.1 million and $18.1 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009 as a result of lower electric residential and farm customer sales volumes associated with the BPA REP.  The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue; thus, it has no impact on net income.
Purchased gas expenses decreased $12.2 million, or 16.8%, and $180.9 million, or 34.5%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  The decrease for the three months ended September 30, 2010 was primarily due to a decrease in natural gas costs reflected in PGA rates partially offset by a 5.4% usage increase related to 2.5 degrees cooler than average temperatures than the same period in 2009.  The decrease for the nine months ended September 30, 2010 was primarily due to an 8.7% decrease in customer usage and natural gas costs reflected in PGA rates.  The decrease in customer usage was mainly due to warmer than average temperatures during 2010 as compared to the same period in 2009, the impact of PSE’s residential and commercial customer conservation programs and the continued effects of a weak Pacific Northwest economy.  The PGA mechanism provides the rates used to determine natural gas costs based on customer usage.  The rate decrease was the result of declining costs of wholesale natural gas.  The PGA mechanism allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or liability, any natural gas supply and transportation costs that exceed or fall short of this expected natural gas cost amount in PGA mechanism rates, including accrued interest.  The PGA mechanism receivable balance at September 30, 2010 was $3.5 million as compared to payable balance of $49.6 million at December 31, 2009.  PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances.  A receivable balance in the PGA mechanism reflects an under recovery of market natural gas cost through rates.  A payable balance reflects over recovery of market natural gas cost through rates.
Net unrealized loss on derivative instruments increased $105.7 million and $235.4 million during the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  The loss was primarily due to mark-to-market accounting for PSE’s energy derivative contracts which are no longer cash flow hedges and the decline in wholesale energy prices.  On July 1, 2009, PSE elected to de-designate its energy related derivative contracts previously designated as cash flow hedges.  The contracts that were de-designated were physical electric supply contracts and natural gas swap contracts used to fix the price of natural gas for electric generation.  For these contracts and for contracts initiated after such date, all mark-to-market accounting impacts are recognized through earnings.  The amount in accumulated other comprehensive income (OCI) is transferred to earnings when the contracts settle or sooner, if management determines that the forecasted transaction is probable of not occurring.  As a result, PSE will continue to experience the earnings impact of these reversals from OCI in future periods.  For the three months ended September 30, 2010, the forward prices of contracts declined by 13.1% related to electricity prices and 14.5% for natural gas prices as compared to the prior year.  For the three months ended September 30, 2009, the forward price of electricity was flat and the forward price of gas for power contracts decreased 1.0% as compared to June 2009 forward prices.  For the nine months ended September 30, 2010, the mark-to-market accounting was also impacted by declining forward energy prices over the tenor of PSE’s derivative contracts outstanding which decreased 24.2% related to electricity prices and 27.5% for natural gas prices as compared to the prior year.  For the nine months ended September 30, 2009, the forward price of electricity increased 4.3% and 5.7% for gas for power hedge contracts as compared to December 2008 forward prices.
Merger and related costs associated with the merger with Puget Holdings incurred for the nine months ended September 30, 2010 decreased $23.9 million.  The decrease relates to a revision to compensation costs as a result of the change in control.  These costs were due to one-time PSE employee compensation costs, expenses related to the termination of credit agreements, legal fees and deferred compensation liability increases triggered by the merger.  Pursuant to the Washington Commission merger order commitments, PSE did not seek recovery of these costs in retail rates.
Depreciation expense increased $6.1 million and $18.6 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  This increase was primarily due to additional capital expenditures that were placed into service.
Amortization expense increased $1.8 million and $4.9 million for the three and nine months ended September 30, 2010, respectively, due to the inclusion of Mint Farm and Wild Horse expansion operating and ownership costs in general rates effective April 8, 2010.  PSE ceased deferral of these costs effective April 8, 2010.
Conservation amortization increased $7.6 million and $13.5 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  The increase was due to a higher authorized recovery of electric and natural gas conservation expenditures.  Conservation amortization is a pass-through tariff item with no impact on earnings.
Taxes other than income taxes decreased $15.5 million for the nine months ended September 30, 2010, as compared to the same period in 2009.  The decrease was primarily due to a decrease in revenue sensitive taxes due to lower retail sales and property taxes.

Other Income and Interest Expense and Income Tax Expense
Other Income decreased $2.7 million for the nine months ended September 30, 2010, as compared to the same period in 2009.  The decrease was primarily due to the carrying costs associated with the Mint Farm regulatory asset being included in general rates effective April 8, 2010.  Prior to April 8, 2010, the Mint Farm regulatory asset was accruing interest income as authorized by the Washington Commission. This decrease was partially offset by increased income related to PTC carrying costs and the Wild Horse expansion.
Interest expense increased $7.4 million and $19.1 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  The increase during the three months ended September 30, 2010 was primarily due to increased expense on long-term bonds.  The increase during the nine months ended September 30, 2010, was primarily due to a write off of a regulatory asset of deferred interest paid to the IRS related to the Simplified Service Cost Method deduction from prior years which was disallowed in the Washington Commission general rate case order of April 2, 2010.  Also impacting the increase was higher long-term debt outstanding and interest on regulatory liability associated with RECs.
Income tax expense decreased $44.7 million and $102.2 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  The decrease was primarily related to lower pre-tax income.

Puget Energy

Summary Results of Operations
All the operations of Puget Energy are conducted through its subsidiary PSE.  “Predecessor” refers to the operations of Puget Energy and PSE prior to the consummation of the merger on February 6, 2009.  “Successor” refers to the operations of Puget Energy and PSE subsequent to the merger.
Puget Energy’s net income (loss) for the three months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,
Benefit/(Expense) (Dollars in Thousands)	2010	2009	Percent Change
PSE net income (loss)	$(29,559)	$7,842	*	%
Purchased electricity	144	144	--
Net unrealized gain on derivative instruments	15,284	47,687	(67.9)
Non-utility expense and other	(1,019)	(2,260)	54.9
Depreciation and amortization	--	46	*
Interest income/expense 1	(22,771)	(19,964)	(14.1)
Income tax benefit (expense)	22	(8,988)	*
Puget Energy net income (loss)	$(37,899)	$24,507	*	%
__________
*	Not meaningful
1	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Puget Energy’s net income (loss) for the nine months ended September 30, 2010 and 2009 was as follows:

		Successor	Predecessor
Benefit/(Expense) (Dollars in Thousands)	Nine Months Ended September 30, 2010	February 6, 2009 – September 30, 2009	January 1, 2009 – February 5, 2009	2009 Combined	Percent Change
PSE net income (loss)	$(67,326)	$104,986	$31,611	$136,597	(149.3)%
Other operating revenue	--	358	--	358	*
Purchased electricity	433	385	--	385	12.5
Net unrealized gain on derivative instruments	91,519	86,565	--	86,565	5.7
Non-utility expense and other	(4,223)	(5,763)	(4)	(5,767)	26.8
Merger and related costs	--	(2,731)	(20,416)	(23,147)	*
Depreciation and amortization	--	122	--	122	*
Charitable contribution expense	--	(5,000)	--	(5,000)	*
Interest income/expense 1	(66,323)	(50,663)	25	(50,638)	(31.0)
Income tax benefit (expense)	(7,507)	(8,122)	1,540	(6,582)	(14.1)
Puget Energy net income (loss)	$(53,427)	$120,137	$12,756	$132,893	(140.2)%
__________
*	Not meaningful
1	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Puget Energy’s net loss for the three months ended September 30, 2010 was $(37.9) million with operating revenue of $622.8 million as compared to net income of $24.5 million with operating revenue of $592.6 million for the same period in 2009.  Puget Energy’s net loss for the nine months ended September 30, 2010 was $(53.4) million with operating revenue of $2.2 billion as compared to net income of $132.9 million with operating revenue of $2.4 billion for the same period in 2009.

The following are significant factors impacting Puget Energy’s net loss:
•
Puget Energy’s net income for the three months ended September 30, 2010 was negatively impacted by $32.4 million change in net unrealized gain on derivative instruments as a result of the required recognition of all contracts at fair value as part of purchase accounting, including derivative contracts previously designated as Normal Purchase Normal Sale (NPNS).  Certain of these contracts were subsequently redesignated as NPNS.  The unrealized gain represents amortization of the fair value recorded.  Also Puget Energy’s net loss was favorably impacted by a $9.0 million change in income tax.

•
Puget Energy’s net loss for the nine months ended September 30, 2010, as compared to net income for the same period in 2009, was positively impacted by a $5.0 million change in net unrealized gain on derivative instruments as a result of the required recognition of all contracts at fair value as part of purchase accounting, including derivative contracts previously designated as NPNS.  Certain of these contracts were subsequently redesignated as NPNS.  The unrealized gain represents amortization of the fair value recorded.  Puget Energy’s net income for the same period was negatively impacted by $15.7 million of interest income/expense due to the long-term debt at Puget Energy, business combination fair value amortization of PSE’s debt and PSE’s deferred debt costs.

2010 compared to 2009
Operating Expenses
Net unrealized gain on derivative instruments decreased $32.4 million for the three months ended September 30, 2010 as compared to the same period in 2009, and increased by $5.0 million for the nine months ended September 30, 2010 as compared to the same period in 2009 due to the fair value amortization of the derivative contracts.
Merger and related costs decreased $23.1 million for the nine months ended September 30, 2010 as compared to the same period in 2009, due to one-time merger cost of compensation triggered by Puget Energy’s change of control, excise taxes associated with the transaction and financial advisor fees.

Other Income and Expense, Interest Expense and Income Tax Expense
Charitable contribution expense decreased $5.0 million for the nine months ended September 30, 2010 as compared to the same period in 2009, due to a charitable contribution to the PSE Foundation in 2009.
Interest expense increased $2.8 million for the three months ended September 30, 2010 as compared to the same period in 2009 due to the $2.0 million increase in business combination fair value amortization adjustments related to PSE’s long-term debt and deferred debt costs and $0.6 million increase of interest rate swap expense.  Interest expense increased $15.7 million for the nine months ended September 30, 2010 as compared to the same period in 2009 due to the difference in the length of time the term loan and the capital expenditures loan were outstanding and the business combination fair value adjustment amortization.  During the nine months ended September 30, 2010, there were nine months of interest on the term and capital expenditure loans and nine months of business combination fair value adjustments amortization related to PSE’s long-term debt and deferred debt costs, as compared to eight months for the same period in 2009.  The interest expense for the term and capital expenditure loans contributed $8.8 million and the business combination fair value amortization contributed $6.7 million.
Income tax expense decreased $9.0 million for the three months ended September 30, 2010 as compared to the same periods in 2009.  The decrease for the three months ended September 30, 2010 is primarily related to lower pre-tax income.

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

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  The cash flow from construction expenditures, excluding equity Allowance for Funds Used During Construction (AFUDC), was $667.6 million for the nine months ended September 30, 2010.  As a result of a general slowing in the economy and changes to the Company’s proposed resources, PSE’s projected construction expenditures have been reduced.  Presently planned utility construction expenditures, excluding AFUDC, for 2010, 2011 and 2012 are as follows:

Capital Expenditure Projections (Dollars in Millions)	2010	2011	2012
Energy delivery, technology and facilities	$550	$637	$672
New resources	307	386	46
Total expenditures	$857	$1,023	$718

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

Capital Resources
Cash From Operations

Puget Sound Energy
Cash generated from operations for the nine months ended September 30, 2010 was $551.7 million, a decrease of $42.4 million from the $594.1 million generated during the first nine months of 2009.  The decrease was primarily the result of the following factors:
•
Accounts receivable and unbilled revenue decreased $201.4 million during the first nine months of 2010 compared to a decrease of $282.2 million during the same period in 2009, causing an operating cash flow decrease of $80.8 million.

•
PGA mechanism provided $53.1 million payment to customers related to overcollection of prior year plan related rates during the first nine months of 2010 compared to an overrecovery from customers of $61.5 million during the same period in 2009, which decreased cash flow from operating activities by $114.6 million.

•	PSE’s deferred taxes decreased $66.1 million in 2010 compared to tax savings in 2009 of $174.6 million due to bonus depreciation and repair allowance deductions.

The decrease in cash generated from operating activities in 2010 was partially offset by the following:
•
Net purchases of $9.3 million on accounts payable during the first nine months of 2010 compared to net payments of $131.3 million during the same period in 2009, due to the timing of payments resulting in an increase in operating cash flows of $140.6 million.

•
A decrease in prepaid income taxes of $41.0 million during the first nine months of 2010 compared to an increase of $117.2 million during the same period in 2009, causing an increase in cash from operations of $158.2 million.

•
Cash received from the sale of renewable energy credits of $33.3 million during the first nine months of 2010 compared to payments received of $23.0 million during the same period in 2009, causing an increase in cash from operations of $10.3 million.

•	Pension funding of $12.0 million during the first nine months of 2010 compared to funding of $18.0 million during the same period in 2009, causing an increase in cash from operations of $6.0 million.
•	PSE received tax refunds of $19.1 million during the first nine months of 2010 compared to tax payments of $0.1 million during the same period in 2009, causing an increase of $19.2 million.

Puget Energy
Cash generated from operations for the nine months ended September 30, 2010 was $767.9 million, a decrease of $17.0 million from the $784.9 million generated during the first nine months of 2009.  The decrease included $42.4 million from the cash provided by the operating activities of PSE, discussed above.  In addition, the decrease was the result of the following:
•
As a result of the merger, $279.1 million in derivative settlement payments were reclassified to financing activities during the first nine months of 2010 compared to $349.7 million during the same period in 2009, resulting in a decrease in operating cash flows of $70.6 million.  These contracts represent proceeds received from derivative instruments that included financing elements at the merger date.

The decrease in cash generated from operating activities in 2010 was partially offset by the following:
•	Puget Energy made $88.6 million less net payments on accounts payable during the first nine months of 2010 compared to the same period in 2009, causing an increase in cash from operations.

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
PSE’s credit agreements contain usual and customary affirmative and negative covenants that, among other things, place limitations on its ability to incur additional indebtedness and liens, issue equity, pay dividends, transact with affiliates and make asset dispositions and investments.  The credit agreements also contain financial covenants which include a cash flow interest coverage ratio and, to the extent below investment grade, a cash flow to net debt outstanding ratio (each as specified in the facilities).  PSE certifies its compliance with such covenants to participating banks each quarter.  As of September 30, 2010, PSE was in compliance with all applicable covenants.
These credit facilities contain similar terms and conditions and are syndicated among numerous committed lenders.  The agreements provide PSE with the ability to borrow at different interest rate options and include variable fee levels.  The credit agreements allow PSE to borrow at the bank’s prime rate or to make floating rate advances at the London Interbank Offered Rate (LIBOR) plus a spread that is based upon PSE’s credit rating.  The $400.0 million working capital facility and $350.0 million credit agreement to support energy hedging allow for issuing standby letters of credit.  PSE must also pay a commitment fee on the unused portion of the credit facilities.  The spreads and the commitment fee depend on PSE’s credit ratings.  As of the date of this report, the spread to the LIBOR is 0.85% and the commitment fee is 0.26%.  The $400.0 million working capital facility also serves as a backstop for PSE’s commercial paper program.
In May 2010, PSE’s credit facilities were amended, in part, to include a swing line feature allowing same day availability on such borrowings up to $50.0 million.  This feature does not increase the total lending commitments.
As of September 30, 2010, utilization under PSE’s $400.0 million working capital facility included $77.0 million drawn and outstanding plus a $12.6 million letter of credit supporting BPA contracts.  There was no debt outstanding under the $400.0 million capital expenditure facility and no amount drawn and outstanding (including letters of credit) under the $350.0 million facility supporting energy hedging.  Outside of the credit agreements, PSE had a $5.7 million letter of credit in support of a long-term transmission contract.
Demand Promissory Note.  On June 1, 2006, PSE entered into a revolving credit facility with its parent, Puget Energy, in the form of a credit agreement and a Demand Promissory Note (Note).  Under the terms of such agreement and Note, PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lowest of the weighted-average interest rate of: (a) PSE’s outstanding commercial paper interest rate or (b) PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%.  At September 30, 2010, the outstanding balance of the Note was $22.9 million.  The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE’s financial statements.

Puget Energy Credit Facilities
Puget Energy has entered into a $1.225 billion five-year term loan and a $1.0 billion credit facility for funding capital expenditures.  Such loan and facility mature in February 2014.  These credit agreements contain usual and customary affirmative and negative covenants which are similar to PSE’s credit facilities.  Puget Energy’s credit agreements contain financial covenants based on the following three ratios:  cash flow interest coverage, cash flow to net debt outstanding and debt service coverage (cash available for debt service to borrower interest), each as specified in the facilities.  Puget Energy certifies its compliance with such covenants each quarter.  As of September 30, 2010, Puget Energy was in compliance with all applicable covenants.
In May 2010, Puget Energy’s credit facilities were amended, in part, to include a provision for the sharing of collateral with future note holders when notes are issued to repay and reduce the size of the bank facilities.
These facilities contain similar terms and conditions and are syndicated among numerous committed lenders.  The agreements provide Puget Energy with the ability to borrow at different interest rate options and include variable fee levels.  Borrowings may be at the bank’s prime rate or at floating rates based on LIBOR plus a spread that is based upon Puget Energy’s credit rating.  Puget Energy must also pay a commitment fee on the unused portion of the $1.0 billion facility.  The spreads and the commitment fee depend on Puget Energy’s credit ratings.  As of the date of this report, the spread over prime rate is 1.25%, the spread to the LIBOR is 2.25% and the commitment fee is 0.84%.  As of September 30, 2010, the term loan was fully drawn and $258.0 million was outstanding under the $1.0 billion facility.

New Legislation on Derivative Contracts.  In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  The new legislation established a framework for the regulation of certain over-the-counter derivative contracts which are used for hedging and trading.  The legislation could expand collateral requirements of derivative contracts which may make it more costly for companies.  The Company is evaluating the new legislation to determine its impact, if any, on the Company’s hedging program, results of operations and liquidity.  The Company will not know the full impact of the new legislation until the regulations are finalized.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At September 30, 2010, approximately $365.9 million of unrestricted retained earnings were available for the payment of dividends under the most restrictive mortgage indenture covenant.
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
At September 30, 2010, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Debt Restrictive Covenants
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
PSE’s ability to issue additional secured debt may be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests, at September 30, 2010, PSE could issue:

•
approximately $1.4 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $2.3 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at September 30, 2010; and

•
no additional first mortgage bonds under PSE’s natural gas mortgage indenture until it meets the required net earnings available for interest coverage test.  Although PSE had approximately $384.2 million of gas bondable property available for issuance, the Company is subject to a combined gas and electric interest coverage test of 1.75 times net earnings available for interest and a gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage).  At September 30, 2010, PSE exceeded the gas 2.0 times net earnings test, but did not meet the combined 1.75 times test primarily as a result of lower energy sales and higher net power costs due to warmer than normal temperatures and lower than normal hydroelectric and wind generation.  The company expects to meet this test by December 2010 as it collects additional revenue from the April 8, 2010 rate increase for electric and natural gas customers.

At September 30, 2010, PSE had approximately $5.6 billion in electric and natural gas ratebase to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations and Long-Term Debt Activity
PSE filed a shelf registration statement to provide for the offering of an aggregate amount of $800.0 million of debentures or senior notes of PSE secured by first mortgage bonds.  The Company remains subject to the restrictions of PSE’s indentures on the amount of first mortgage bonds that PSE may issue.
On June 29, 2010, PSE issued $250.0 million of senior notes, secured by first mortgage bonds.  The notes have a term of 30 years and an interest rate of 5.764%.  Net proceeds from the note offering were used to repay $7.0 million of medium-term notes with a 7.12% interest rate that matured on September 13, 2010 and to repay short-term debt outstanding under the $400.0 million capital expenditure credit facility.
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

Other

Proceedings Relating to the Bonneville Power Administration
PSE has been a party to certain agreements with the BPA that provide payments under its REP to PSE, which PSE passes through to its residential and small farm electric customers.  PSE has agreements with the BPA for REP payments until 2011 and for the period 2011 to 2028.  PSE and other parties have sought United States Court of Appeals for the Ninth Circuit  review regarding BPA’s agreements for REP payments during these periods.  The amounts of REP payments under these agreements and the methods utilized in setting them are subject to FERC review or judicial review, or both, and are subject to adjustment, which may affect the amount of REP payments made or to be made by BPA to PSE.  It is not clear what impact, if any, these reviews or other REP-related litigation may ultimately have on PSE.

Proceedings Relating to Equilon
On April 21, 2010, Equilon Enterprises (dba Shell Oil Products), the owner of an oil refinery in Skagit County, Washington, filed suit against PSE in the United States District Court for the Western District of Washington in Seattle.  PSE and Equilon resolved the dispute in October 2010 and dismissal of the court action will follow.

Proceedings Relating to Snoqualmie Falls
On July 7, 2010, a lawsuit was filed by the Snoqualmie Valley Preservation Alliance against the United States Army Corps of Engineers (Corps) challenging permits issued by the Corps in connection with the redevelopment of the Snoqualmie Falls Hydroelectric Project.  PSE sought and was granted permission to intervene in the proceeding.  Motions for summary judgment have been filed by the plaintiff and the Corps.  PSE joined the Corps’ motion and filed a motion for summary judgment arguing the plaintiff’s claims are barred as untimely and improper.  The court has set a schedule for summary judgment motions to be heard in November 2010.  The ultimate impact of the suit, if any, on PSE or the work currently underway on the project cannot be determined at this time.

Other
IBEW Union Contract.  The International Brotherhood of Electrical Workers (IBEW) Local 77 union and PSE reached an agreement on a new contract, which took effect September 1, 2010 upon the IBEW vote approving the provisions.  The contract is for four years and will expire March 31, 2014.

UA Union Contract.  The United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry (UA) and PSE reached an agreement on a new contact, which took effect October 1, 2010 upon UA vote approving the contract.  The contract is for three years and will expire September 30, 2013.

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
On March 29, 2007, a second complaint related to pond seepage was filed on behalf of two ranch owners alleging damage due to the Colstrip Units 3 & 4 effluent holding pond.  A mediation between plaintiffs and PPL Montana, LLC, the operator of Units 3 & 4, took place on July 14, 2010 and parties are working toward a final settlement.
The federal Clean Air Mercury Rule, enacted by the Environmental Protection Agency (EPA) in May 2005, was vacated by the D.C. Circuit Court in February 2008.  Final resolution of this matter is still pending.  However the Montana Board of Environmental Review approved a Montana mercury control rule to limit mercury emissions from coal-fired plants on October 16, 2006 (with a limit of 0.9 lbs/Trillion British thermal units for plants burning coal like that used at Colstrip) which remains in effect.  In 2008, the Colstrip owners, based on testing performed in 2006, 2007 and 2008, ordered mercury control equipment intended to achieve the new limit.  The equipment has been fully installed and is in regular operation.  The Colstrip mercury control equipment is operating at a level that meets the current Montana limit, which is based on a rolling 12 month average so compliance cannot be fully confirmed until January 1, 2011.  Optimization of the feed rates of calcium bromide and activated carbon is underway.  An evaluation will be conducted to determine whether additional controls, if any, are necessary, depending on actual long-term performance.
On June 15, 2005, the EPA issued the Clean Air Visibility rule to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide, particulate matter and nitrogen oxide controls for larger units.  In February 2007, Colstrip was notified by the EPA that Colstrip Units 1 & 2 were determined to be subject to the EPA’s BART requirements.  PSE submitted a BART engineering analysis for Colstrip Units 1 & 2 in August 2007 and responded to an EPA request for additional analyses with an addendum in June 2008.  PSE cannot yet determine the outcome.
On June 21, 2010, the EPA issued a Proposed Rulemaking for the “Identification and Listing of Special Wastes: Disposal of Coal Combustion Residuals from Electric Utilities” which proposes different regulatory mechanisms to regulate coal combustion residuals, generally referred to as “coal ash,” and requests information from industry on these respective proposals.  PSE has joined other Colstrip owners in requesting an extension to the 120 day comment period, and the owners are currently evaluating the potential impact of these regulations on operations at Colstrip.  PSE’s potential increased cost of operating Colstrip is unknown at this time and dependent on the outcome of this rulemaking.

New Accounting Pronouncements
Fair Value Measurements and Disclosures. In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures About Fair Value Measurements” (ASU 2010-6), which requires new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 2 fair value measurements.  ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  As these new requirements relate solely to disclosures, the adoption of this guidance will not impact the Company’s consolidated financial statements.
Variable Interest Entities. In December 2009, the FASB issued ASU 2009-17, Topic 810, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the FASB ASC for the issuance of pre-codification FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  This standard replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (VIE).  An approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and: (1) the obligation to absorb losses of the entity; or (2) the right to receive benefits from the entity.  An approach that is primarily qualitative is expected to be more effective for identifying which reporting entity has a controlling financial interest in a VIE.  This standard also requires additional disclosures about a reporting entity’s involvement in VIE relationships.  The Company adopted the standard as of January 1, 2010, and such adoption did not have an impact on the consolidated financial statements.

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
PSE is focused on the commodity price exposure and risks associated with volumetric variability in the natural gas and electric portfolios and related effects noted above.  It is not engaged in the business of assuming risk for the purpose of speculative trading.  PSE hedges open gas and electric positions to reduce both the portfolio risk and the volatility risk in prices.  The exposure position is determined by using a probabilistic risk system that models 250 simulations of how PSE’s natural gas and power portfolios will perform under various weather, hydroelectric and unit performance conditions.  The objectives of the hedging strategy are to:

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
PSE employs various portfolio optimization strategies but is not in the business of assuming risk for the purpose of realizing speculative trading revenue.  PSE’s portfolio of owned and contracted electric generation resources exposes PSE and its retail electric customers to volumetric and commodity price risks within the sharing mechanism of the PCA.  PSE’s natural gas retail customers are served by natural gas purchase contracts which expose PSE’s customers to commodity price risks through the PGA mechanism.  All purchased natural gas costs are recovered through customer rates with no direct impact on PSE.  Therefore, wholesale market transactions are focused on balancing PSE’s energy portfolio, reducing costs and risks where feasible and reducing volatility.  PSE’s energy risk portfolio management function monitors and manages these risks.  In order to manage risks effectively, PSE enters into forward physical electricity and natural gas purchase and sale agreements, and floating for fixed swap contracts that are related to its regulated electric and natural gas portfolios.  The forward physical electricity contracts are both fixed and variable (at index) while the physical natural gas contracts are variable with investment grade counterparties that do not require collateral calls on the contracts.  To fix the price of natural gas, PSE may enter into natural gas floating for fixed swap (financial) contracts with various counterparties.
On July 1, 2009, Puget Energy and PSE elected to de-designate all energy related derivative contracts that previously had been recorded as cash flow hedges for the purpose of simplifying its financial reporting.  The contracts that were de-designated related to physical electric supply contracts and natural gas swap contracts to fix the price of natural gas for electric generation.  For these contracts and contracts initiated after this date, all mark-to-market adjustments are recognized through earnings.  The amount previously recorded in accumulated OCI is transferred to earnings in the same period or periods during which the hedged transaction affected earnings or sooner if management determines that the forecasted transaction is probable of not occurring.  As a result, the Company will continue to experience the earnings impact of these reversals from OCI in future periods.

The following tables present the Company’s energy derivatives instruments that do not meet the NPNS exception at September 30, 2010 and December 31, 2009:

	Energy Derivatives
Puget Energy Derivative Portfolio (Dollars in thousands)	September 30, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Electric portfolio:
Current	$3,504	$146,407	$4,137	$79,732
Long-term	1,598	140,923	1,003	70,367
Total electric derivatives	$5,102	$287,330	$5,140	$150,099
Gas portfolio:
Current	$4,578	$135,377	$10,811	$62,207
Long-term	2,952	76,041	3,602	19,350
Total gas derivatives	$7,530	$211,418	$14,413	$81,557
Total derivatives	$12,632	$498,748	$19,553	$231,656

	Energy Derivatives
Puget Sound Energy Derivative Portfolio (Dollars in thousands)	September 30, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Electric portfolio:
Current	$3,504	$146,407	$4,137	$75,323
Long-term	1,598	140,923	1,003	70,367
Total electric derivatives	$5,102	$287,330	$5,140	$145,690
Gas portfolio:
Current	$4,578	$135,377	$10,811	$62,207
Long-term	2,952	76,041	3,602	19,350
Total gas derivatives	$7,530	$211,418	$14,413	$81,557
Total derivatives	$12,632	$498,748	$19,553	$227,247

For further details regarding both the fair value of derivative instruments and the impacts such instruments have on current period earnings and OCI (for cash flow hedges), please see Note 3 and Note 4 of the notes to the consolidated financial statements.
At September 30, 2010, the Company had total assets of $7.5 million and total liabilities of $211.4 million related to financial contracts used to economically hedge the cost of physical natural gas purchased to serve natural gas customers.  All fair value adjustments of derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980, “Regulated Operations,” (ASC 980) due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism.  As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.
A hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company derivative contracts by $113.4 million and would impact the fair value of those contracts marked-to-market in earnings by $73.7 million after-tax related to derivatives not designated as hedges.

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
Where deemed appropriate, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses.  Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.  As of September 30, 2010, PSE held approximately $1.1 million worth of standby letters of credit in support of various electricity and renewable energy credit transactions.
It is possible that volatility in energy commodity prices could cause PSE to have material credit risk exposures with one or more counterparties.  If such counterparties fail to perform their obligations under one or more agreements, PSE could suffer a material financial loss.  However, as of September 30, 2010, approximately 92.2% of PSE’s energy and natural gas portfolio exposure, including NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies, and 7.8% of PSE’s portfolio are either rated below investment grade or are not rated by rating agencies.  PSE assesses credit risk internally for counterparties that are not rated.
PSE has entered into commodity master arrangements with its counterparties to mitigate credit exposure to those counterparties.  PSE generally enters into the following master arrangements: (1) WSPP, Inc. (WSPP) agreements – standardized power sales contracts in the electric industry; (2) International Swaps and Derivatives Association (ISDA) agreements – standardized financial gas and electric contracts; and (3) North American Energy Standards Board (NAESB) agreements– standardized physical gas contracts.  PSE believes that entering into such agreements reduces the risk of default by allowing a counterparty the ability to make only one net payment.
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
The Company computes credit reserves at a master agreement level by counterparty (i.e., WSPP, ISDA or NAESB).  The Company considers external credit ratings and market factors, such as credit default swaps and bond spreads, in determination of reserves.  The Company recognizes that external ratings may not always reflect how a market participant perceives a counterparty’s risk of default.  The Company uses both default factors published by Standard & Poor’s and factors derived through analysis of market risk, which reflect the application of an industry standard recovery rate.  The Company selects a default factor by counterparty at an aggregate master agreement level based on a weighted average default tenor for that counterparty’s deals.  The default tenor is used by weighting the fair value and contract tenors for all deals for each counterparty and coming up with an average value.  The default factor used is dependent upon whether the counterparty is in a net asset or a net liability position after applying the master agreement levels.
The Company applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  Moreover, the Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate.  The fair value of derivatives includes the impact of taking into account credit and non-performance reserves.  As of September 30, 2010, the Company was in a net liability position with the majority of its counterparties so the default factors of counterparties did not have a significant impact on reserves for the year.  Despite its net liability position, PSE was not required to post any additional collateral with any of its counterparties. Additionally, PSE did not trigger any collateral requirements with any of its counterparties, nor were any of PSE’s counterparties required to post additional collateral resulting from credit rating downgrades.

Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments and leases and anticipated long-term debt financing needed to fund capital requirements.  The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities.  The Company utilizes internal cash from operations, commercial paper and credit facilities to meet short-term funding needs.  Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable.  The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts.  As of September 30, 2010, Puget Energy had seven interest rate swap contracts outstanding, and PSE did not have any outstanding interest rate swap instruments.
In February 2009, Puget Energy entered into interest rate swap transactions to hedge the risk associated with one-month LIBOR floating rate debt.  As of September 30, 2010, the fair value of the interest rate swaps designated as cash flow hedges was a $77.9 million pre-tax loss.  This fair value considers the risk of Puget Energy’s non-performance by using Puget Energy’s incremental borrowing rate on unsecured debt over the risk-free rate in the valuation estimate.  The ending balance in OCI includes a loss of $50.6 million after tax related to the interest rate swaps designated as cash flow hedges during the current reporting period.
A hypothetical 10.0% increase or decrease in interest rates would change the fair value of interest rate swaps by $4.4 million, with a corresponding after-tax increase in unrealized loss recorded in accumulated OCI of $2.9 million.
The following table presents Puget Energy’s interest rate derivative instruments designated as cash flow hedges at September 30, 2010 and December 31, 2009:

Puget Energy Derivative Portfolio (Dollars in Thousands)	September 30, 2010		December 31, 2009
Interest Rate Swaps	Assets	Liabilities	Assets	Liabilities
Current	$--	$30,441	$--	$26,844
Long-term	--	47,472	20,854	--
Total	$--	$77,913	$20,854	$26,844

From time to time PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance.  The ending balance in OCI related to the forward starting swaps and previously settled treasury lock contracts at September 30, 2010 is a net loss of $7.4 million after tax and accumulated amortization.  This compares to a loss of $7.6 million in OCI after tax as of December 31, 2009.  All financial hedge contracts of this type are reviewed by an officer, presented to the Asset Management Committee or the Board of Directors, as applicable, and are approved prior to execution.  PSE had no treasury locks or forward starting swap contracts outstanding at September 30, 2010.

Item 4.                      Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010, the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010, the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

Part II                      Other Information

Item 1.                      Legal Proceedings

For details on legal proceedings, see the Litigation footnote in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q.  Contingencies arising out of the normal course of PSE’s business existed as of September 30, 2010.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of these matters.

Item 1A.                   Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A in Puget Energy’s and PSE’s Form 10-K for the year ended December 31, 2009.

Item 6.                      Exhibits

Included in the Exhibit Index are a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ James W. Eldredge
James W. Eldredge Vice President, Controller and Chief Accounting Officer
Date: November 2, 2010	Chief Accounting Officer and Officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

The following exhibits are filed herewith:

12.1
Statement setting forth computation of ratios of earnings to fixed charges (2005 through 2008, January 1, 2009 – February 5, 2009 (Predecessor) and February 6, 2009 – December 31, 2009 and 12 months ended September 30, 2010 (Successor)) for Puget Energy.

12.2	Statement setting forth computation of ratios of earnings to fixed charges (2005 through 2009 and 12 months ended September 30, 2010) for Puget Sound Energy.
31.1	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Chief Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.