Form 10-Q
period 2011-05-10
PUGET SOUND ENERGY INC
filed 2011-05-11
CIK 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Table of Contents

Definitions
Filing Format
Forward-Looking Statements

Signatures

Exhibit Index

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
BPA	Bonneville Power Administration
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
kW	Kilowatt
kWh	Kilowatt Hour
LIBOR	London Interbank Offered Rate
MMBtus	One Million British Thermal Units
MW	Megawatt (one MW equals one thousand kW)
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
OCI	Other Comprehensive Income
PCA	Power Cost Adjustment
PGA	Purchased Gas Adjustment
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Equico	Puget Equico LLC
Puget Holdings	Puget Holdings LLC
PTC	Production Tax Credit
PURPA	Public Utility Regulatory Policies Act
REC	Renewable Energy Credit
REP	Residential Exchange Program
SERP	Supplemental Executive Retirement Plan
VIE	Variable Interest Entity
Washington Commission	Washington Utilities and Transportation Commission

FILING FORMAT
This report on Form 10-Q is a Quarterly Report filed separately by two registrants, Puget Energy, Inc. (Puget Energy) as a voluntary Securities and Exchange Commission filer, and Puget Sound Energy, Inc. (PSE).  Any references in this report to the “Company” are to Puget Energy and PSE collectively.

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

•
Financial or operational difficulties of other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways, adversely affect the availability of and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;

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

Any forward-looking statement speaks only as of the date on which such statement is made and except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  You are also advised to consult Item 1A –“Risk Factors” in the Company’s most recent annual report on Form 10-K.

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements
PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating revenue:
Electric	$599,733	$554,635
Gas	418,624	322,405
Other	1,236	1,166
Total operating revenue	1,019,593	878,206
Operating expenses:
Energy costs:
Purchased electricity	227,896	254,163
Electric generation fuel	45,223	56,245
Residential exchange	(21,682)	(22,462)
Purchased gas	236,754	176,864
Net unrealized (gain) loss on derivative instruments	(33,119)	60,648
Utility operations and maintenance	117,967	116,179
Non-utility expense and other	2,922	3,602
Depreciation	74,781	70,528
Amortization	17,973	15,468
Conservation amortization	32,213	18,153
Taxes other than income taxes	100,520	83,415
Total operating expenses	801,448	832,803
Operating income	218,145	45,403
Other income (deductions):
Other income	12,538	12,000
Other expense	(954)	(989)
Non-hedged interest rate derivative expense	(48)	--
Interest charges:
AFUDC	4,404	2,750
Interest expense	(81,048)	(82,713)
Income (loss) before income taxes	153,037	(23,549)
Income tax (benefit) expense	45,606	(4,358)
Net income (loss)	$107,431	$(19,191)

The accompanying notes are an integral part of the financial statements.

 PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$107,431	$(19,191)
Other comprehensive income (loss):
Net unrealized loss on interest rate swaps during the period, net of tax of $0 and $(9,394), respectively	--	(17,446)
Reclassification of net unrealized loss on interest rate swaps during the period, net of tax of $2,279 and $2,987, respectively	4,233	5,547
Net unrealized loss from pension and postretirement plans, net of tax of $(142) and $(453), respectively	(262)	(841)
Reclassification of net unrealized loss on energy derivative instruments settled during the period, net of tax of $101 and $531, respectively	187	987
Other comprehensive income (loss)	4,158	(11,753)
Comprehensive income (loss)	$111,589	$(30,944)

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2011	December 31, 2010
Utility plant (including construction work in progress of $855,997 and $628,387, respectively):
Electric plant	$5,513,482	$5,253,786
Gas plant	2,139,430	2,129,200
Common plant	335,826	318,615
Less: Accumulated depreciation and amortization	(487,956)	(429,038)
Net utility plant	7,500,782	7,272,563
Other property and investments:
Goodwill	1,656,513	1,656,513
Investment in Bonneville Exchange Power contract	22,041	22,923
Other property and investments	126,108	125,918
Total other property and investments	1,804,662	1,805,354
Current assets:
Cash and cash equivalents	43,599	36,557
Restricted cash	4,925	5,470
Accounts receivable, net of allowance for doubtful accounts of $9,534 and $9,784, respectively	359,995	327,615
Unbilled revenue	135,292	194,088
Purchased gas adjustment receivable	--	5,992
Materials and supplies, at average cost	89,896	85,413
Fuel and gas inventory, at average cost	61,498	96,633
Unrealized gain on derivative instruments	10,355	7,500
Income taxes	12,926	76,183
Prepaid expense and other	16,175	14,835
Power contract acquisition adjustment gain	116,641	134,553
Deferred income taxes	68,016	83,086
Total current assets	919,318	1,067,925
Other long-term and regulatory assets:
Regulatory assets for deferred income taxes	68,786	73,337
Regulatory asset for PURPA buyout costs	30,472	40,629
Power cost adjustment mechanism	14,675	15,618
Regulatory assets related to power contracts	95,126	116,116
Other regulatory assets	690,906	773,974
Unrealized gain on derivative instruments	9,706	8,233
Power contract acquisition adjustment gain	598,405	624,667
Other	159,903	130,920
Total other long-term and regulatory assets	1,667,979	1,783,494
Total assets	$11,892,741	$11,929,336

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2011	December 31, 2010
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$--	$--
Additional paid-in capital	3,308,957	3,308,957
Earnings reinvested in the business	66,288	17,024
Accumulated other comprehensive income (loss) – net of tax	1,089	(3,069)
Total common shareholder’s equity	3,376,334	3,322,912
Long-term debt:
PSE first mortgage bonds and senior notes	3,092,000	3,052,000
PSE pollution control revenue bonds:
Revenue refunding 2003 series, due 2031	161,860	161,860
PSE junior subordinated notes	250,000	250,000
Puget Energy long-term debt	1,665,000	1,490,000
PSE long-term debt due within one year	--	(260,000)
Debt discount and other	(306,714)	(311,147)
Total long-term debt	4,862,146	4,382,713
Total capitalization	8,238,480	7,705,625
Current liabilities:
Accounts payable	247,228	291,148
Short-term debt	126,600	247,000
Current maturities of long-term debt	--	260,000
Accrued expenses:
Purchased gas adjustment liability	2,758	--
Taxes	97,055	81,505
Salaries and wages	24,169	34,453
Interest	56,828	59,182
Unrealized loss on derivative instruments	240,659	273,100
Power contract acquisition adjustment loss	53,997	69,915
Other	99,365	114,409
Total current liabilities	948,659	1,430,712
Long-term and regulatory liabilities:
Deferred income taxes	1,155,938	1,127,611
Unrealized loss on derivative instruments	129,483	183,135
Regulatory liabilities	296,833	305,936
Regulatory liabilities related to power contracts	715,046	759,220
Power contract acquisition adjustment loss	41,562	46,779
Other deferred credits	366,740	370,318
Total long-term and regulatory liabilities	2,705,602	2,792,999
Commitments and contingencies
Total capitalization and liabilities	$11,892,741	$11,929,336

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income (loss)	$107,431	$(19,191)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	74,781	70,528
Amortization	17,973	15,468
Conservation amortization	32,213	18,153
Deferred income taxes and tax credits, net	45,710	(2,758)
Net unrealized (gain) loss on derivative instruments	(36,845)	60,648
Transmission service prepayment	(20,000)	--
Pension funding	(5,000)	(6,500)
Derivative contracts classified as financing activities due to merger	97,684	158,770
Other	(125)	4,665
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	26,416	98,391
Materials and supplies	(4,483)	(12,386)
Fuel and gas inventory	35,575	14,733
Income taxes	63,257	22,297
Prepayments and other	(1,463)	26
Purchased gas adjustment	8,750	(41,764)
Accounts payable	(29,865)	(33,780)
Taxes payable	15,550	5,941
Accrued expenses and other	(21,663)	(1,548)
Net cash provided by operating activities	405,896	351,693
Investing activities:
Construction expenditures – excluding equity AFUDC	(317,710)	(184,424)
Energy efficiency expenditures	(18,794)	(25,686)
Treasury grant payment received	--	28,675
Restricted cash	545	2,501
Other	479	2,927
Net cash used in investing activities	(335,480)	(176,007)
Financing activities:
Change in short-term debt and leases, net	(120,400)	(65,059)
Dividends paid	(58,167)	(54,230)
Long-term notes and bonds issued	475,000	325,000
Redemption of bonds and notes	(260,000)	(225,000)
Derivative contracts classified as financing activities due to merger	(97,684)	(158,770)
Issuance cost of bonds and other	(2,123)	2,353
Net cash used in financing activities	(63,374)	(175,706)
Net increase (decrease) in cash and cash equivalents	7,042	(20)
Cash and cash equivalents at beginning of period	36,557	78,527
Cash and cash equivalents at end of period	$43,599	$78,507
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$67,829	$66,345
Cash payments (refunds) for income taxes	(63,204)	(22,513)

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating revenue:
Electric	$599,733	$554,635
Gas	418,624	322,405
Other	1,236	1,166
Total operating revenue	1,019,593	878,206
Operating expenses:
Energy costs:
Purchased electricity	228,041	254,307
Electric generation fuel	45,223	56,245
Residential exchange	(21,682)	(22,462)
Purchased gas	236,754	176,864
Net unrealized (gain) loss on derivative instruments	(5,984)	113,017
Utility operations and maintenance	117,967	116,179
Non-utility expense and other	3,351	1,476
Depreciation	74,781	70,528
Amortization	17,973	15,468
Conservation amortization	32,213	18,153
Taxes other than income taxes	100,520	83,415
Total operating expenses	829,157	883,190
Operating income (loss)	190,436	(4,984)
Other income (deductions):
Other income	12,534	12,000
Other expense	(954)	(989)
Interest charges:
AFUDC	4,404	2,750
Interest expense	(56,605)	(61,622)
Interest expense on Puget Energy note	(65)	(62)
Income (loss) before income taxes	149,750	(52,907)
Income tax (benefit) expense	46,311	(14,633)
Net income (loss)	$103,439	$(38,274)

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$103,439	$(38,274)
Other comprehensive income:
Net unrealized gain from pension and postretirement plans, net of tax of $1,265 and $291, respectively	1,398	539
Net unrealized gain on energy derivative instruments during the period, net of tax of $752 and $26, respectively	1,397	49
Reclassification of net unrealized loss on energy derivative instruments settled during the period, net of tax of $6,027 and $10,238, respectively	11,193	19,014
Amortization of financing cash flow hedge contracts to earnings, net of tax of $43 and $43, respectively	80	80
Other comprehensive income	14,068	19,682
Comprehensive income (loss)	$117,507	$(18,592)

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2011	December 31, 2010
Utility plant (at original cost, including construction work in progress of $855,997 and $628,387, respectively):
Electric plant	$7,842,583	$7,586,208
Gas plant	2,759,883	2,752,962
Common plant	442,060	427,227
Less: Accumulated depreciation and amortization	(3,555,327)	(3,509,277)
Net utility plant	7,489,199	7,257,120
Other property and investments:
Investment in Bonneville Exchange Power contract	22,041	22,923
Other property and investments	115,248	115,056
Total other property and investments	137,289	137,979
Current assets:
Cash and cash equivalents	37,547	36,320
Restricted cash	4,925	5,470
Accounts receivable, net of allowance for doubtful accounts of $9,534 and $9,784, respectively	359,719	327,341
Unbilled revenue	135,292	194,088
Purchased gas adjustment receivable	--	5,992
Materials and supplies, at average cost	88,705	84,222
Fuel and gas inventory, at average cost	56,647	92,222
Unrealized gain on derivative instruments	10,355	7,500
Income taxes	12,404	62,114
Prepaid expense and other	15,875	14,412
Deferred income taxes	69,533	80,215
Total current assets	791,002	909,896
Other long-term and regulatory assets:
Regulatory assets for deferred income taxes	68,786	73,337
Regulatory asset for PURPA buyout costs	30,472	40,629
Power cost adjustment mechanism	14,675	15,618
Other regulatory assets	656,817	729,115
Unrealized gain on derivative instruments	9,706	8,233
Other	167,816	138,857
Total other long-term and regulatory assets	948,272	1,005,789
Total assets	$9,365,762	$9,310,784

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2011	December 31, 2010
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value – 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,134,205	2,959,205
Earnings reinvested in the business	201,310	172,490
Accumulated other comprehensive loss – net of tax	(143,579)	(157,647)
Total common shareholder’s equity	3,192,795	2,974,907
Long-term debt:
First mortgage bonds and senior notes	3,092,000	3,052,000
Pollution control revenue bonds:
Revenue refunding 2003 series, due 2031	161,860	161,860
Junior subordinated notes	250,000	250,000
Long-term debt due within one year	--	(260,000)
Debt discount	(15)	--
Total long-term debt	3,503,845	3,203,860
Total capitalization	6,696,640	6,178,767
Current liabilities:
Accounts payable	247,729	291,765
Short-term debt	126,600	247,000
Short-term note owed to Puget Energy	29,998	22,598
Current maturities of long-term debt	--	260,000
Accrued expenses:
Purchased gas adjustment liability	2,758	--
Taxes	97,055	81,505
Salaries and wages	24,169	34,453
Interest	44,683	54,723
Unrealized loss on derivative instruments	210,518	243,053
Other	52,783	49,661
Total current liabilities	836,293	1,284,758
Long-term and regulatory liabilities:
Deferred income taxes	1,073,786	1,034,517
Unrealized loss on derivative instruments	111,860	155,179
Regulatory liabilities	288,142	296,884
Other deferred credits	359,041	360,679
Total long-term and regulatory liabilities	1,832,829	1,847,259
Commitments and contingencies
Total capitalization and liabilities	$9,365,762	$9,310,784

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income (loss)	$103,439	$(38,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	74,781	70,528
Amortization	17,973	15,468
Conservation amortization	32,213	18,153
Deferred income taxes and tax credits, net	46,415	(21,237)
Net unrealized (gain) loss on derivative instruments	(5,984)	113,017
Transmission service prepayment	(20,000)	--
Pension funding	(5,000)	(6,500)
Other	(16,888)	1,202
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	26,418	98,331
Materials and supplies	(4,483)	(13,744)
Fuel and gas inventory	35,575	17,742
Income taxes	49,710	30,391
Prepayments and other	(1,463)	26
Purchased gas adjustment	8,750	(41,764)
Accounts payable	(29,979)	(33,780)
Taxes payable	15,550	5,941
Accrued expenses and other	(17,201)	(1,244)
Net cash provided by operating activities	309,826	214,256
Investing activities:
Construction expenditures – excluding equity AFUDC	(317,710)	(184,424)
Energy efficiency expenditures	(18,794)	(25,686)
Treasury grant payment received	--	28,675
Restricted cash	545	2,501
Other	1,943	2,927
Net cash used in investing activities	(334,016)	(176,007)
Financing activities:
Change in short-term debt and leases, net	(120,400)	(65,059)
Dividends paid	(74,619)	(75,522)
Long-term notes and bonds issued	300,000	325,000
Loan payment to Puget Energy	7,400	--
Redemption of bonds and notes	(260,000)	(225,000)
Investment from parent	175,000	--
Issuance cost of bonds and other	(1,964)	2,353
Net cash provided by (used in) financing activities	25,417	(38,228)
Net increase in cash and cash equivalents	1,227	21
Cash and cash equivalents at beginning of period	36,320	78,407
Cash and cash equivalents at end of period	$37,547	$78,428
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$59,799	$53,690
Cash payments (refunds) for income taxes	(49,657)	(22,404)

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Consolidation Policy

Basis of Presentation
Puget Energy, Inc. (Puget Energy) is an energy services holding company that owns Puget Sound Energy, Inc. (PSE).  PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering 6,000 square miles, primarily in the Puget Sound region.  Following the merger with Puget Holdings LLC (Puget Holdings) on February 6, 2009, Puget Energy is an indirect wholly-owned subsidiary of Puget Holdings.
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
The consolidated financial statements contained in this Form 10-Q are unaudited.  In the respective opinions of the management of Puget Energy and PSE, all adjustments necessary for a fair statement of the results for the interim periods have been reflected and were of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the audited financial statements (and the Combined Notes thereto) included in the combined Puget Energy and PSE Annual Report on Form 10-K for the year ended December 31, 2010.
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
PSE collected Washington State excise taxes (which are a component of general retail rates) and municipal taxes totaling $80.3 million and $67.2 million for the three months ended March 31, 2011 and 2010, respectively.  The Company reports such taxes on a gross basis in operating revenue and in taxes other than income taxes in the accompanying consolidated statements of income.

Accumulated Other Comprehensive Income (Loss)
The following tables present the components of the Company’s accumulated other comprehensive income (OCI) at March 31, 2011 and December 31, 2010:

Puget Energy (Dollars in Thousands)	March 31, 2011	December 31, 2010
Net unrealized loss on energy derivative instruments	$(2,471)	$(2,658)
Net unrealized loss on interest rate swaps	(35,808)	(40,041)
Net unrealized gain and prior service cost on pension plans	39,368	39,630
Total Puget Energy, net of tax	$1,089	$(3,069)

Puget Sound Energy (Dollars in Thousands)	March 31, 2011	December 31, 2010
Net unrealized loss on energy derivative instruments	$(22,022)	$(34,612)
Settlement of treasury rate cash flow hedge contracts	(7,177)	(7,257)
Net unrealized loss and prior service cost on pension plans	(114,380)	(115,778)
Total PSE, net of tax	$(143,579)	$(157,647)

(2)	Accounting for Derivative Instruments and Hedging Activities

The Company manages its interest rate risk primarily through the issuance of fixed-rate debt of various maturities.  The Company utilizes internal cash from operations, commercial paper and credit facilities to meet short-term funding needs.  Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable.  The Company may also enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with its debt.  At the date of the merger, Puget Energy entered into interest rate swap transactions to hedge the risk associated with its one-month London Interbank Offered Rate (LIBOR) floating rate debt.  As of March 31, 2011, Puget Energy had seven interest rate swap contracts outstanding and PSE did not have any outstanding interest rate swap instruments.
Effective December 6, 2010, Puget Energy elected to de-designate its interest rate derivatives previously recorded as cash flow hedges based on its intent to refinance the underlying debt over the next few years.  The outstanding interest rate derivative loss on December 6, 2010 of $61.8 million was recorded in OCI and will be amortized as the future interest payments on the debt occur.  In addition, a portion of the related forecasted transactions was determined to be remote of occurring and was reclassified to other deductions in 2010.  After December 6, 2010, all gains or losses associated with the interest rate swaps are marked-to-market and recorded in Puget Energy’s earnings.  Puget Energy recorded a $3.7 million gain related to the swaps to other deductions and interest expense in the statement of income during the first quarter of 2011.  As of March 31, 2011, Puget Energy had not unwound or terminated any of the swaps corresponding to the de-designated cash flow hedge.  A portion of those swaps may remain un-hedged (not linked to any debt) until December 6, 2011, or the Company may unwind or follow other strategies to mitigate the risk of these open positions at any time during the intervening period.  During the period for which these swaps remain un-hedged, the Company is subject to additional interest rate risk.
In July 2009, the Company discontinued cash flow hedge accounting for all energy related derivatives. As a result, the natural gas and electric derivative portfolios are marked-to-market and changes in value are recorded in earnings. However, many of the contracts in position at the time of de-designation are still in place and any related gains or losses will continue to be reclassified from OCI into earnings in the period in which they settle.
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
The following tables present the fair value and locations of the Company’s derivative instruments recorded on the balance sheets at March 31, 2011 and December 31, 2010:

Derivatives Not Designated as Hedging Instruments
Puget Energy	March 31, 2011		December 31, 2010
(Dollars in Thousands)	Assets 1	Liabilities 1	Assets 1	Liabilities 1
Interest rate swaps:
Current	$--	$30,141	$--	$30,047
Long-term	--	17,623	--	27,956
Electric portfolio:
Current	5,411	135,325	4,716	142,780
Long-term	4,523	82,071	5,046	99,801
Gas portfolio: 2
Current	4,944	75,193	2,784	100,273
Long-term	5,183	29,789	3,187	55,378
Total derivatives	$20,061	$370,142	$15,733	$456,235

Derivatives Not Designated as Hedging Instruments
Puget Sound Energy	March 31, 2011		December 31, 2010
(Dollars in Thousands)	Assets 1	Liabilities 1	Assets 1	Liabilities 1
Electric portfolio:
Current	$5,411	$135,325	$4,716	$142,780
Long-term	4,523	82,071	5,046	99,801
Gas portfolio: 2
Current	4,944	75,193	2,784	100,273
Long-term	5,183	29,789	3,187	55,378
Total derivatives	$20,061	$322,378	$15,733	$398,232
___________
1	Balance sheet location: Unrealized (gain) loss on derivative instruments.
2
The Company had a derivative liability and an offsetting regulatory asset of $94.9 million and $149.7 million at March 31, 2011 and December 31, 2010, respectively, related to financial contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.  All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with Accounting Standards Codification 980, “Regulated Operations” (ASC 980), due to the Purchased Gas Adjustment (PGA) mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism and the gains and losses on the hedges in future periods will be recorded as gas costs.

For further details regarding the fair value of derivative instruments, see Note 3.

The following tables present the net unrealized (gain) loss of the Company’s derivative instruments recorded on the statements of income for the three months ended March 31, 2011 and 2010:

Puget Energy	Three Months Ended March 31,
(Dollars in Thousands)	2011	2010
Gas / Power NPNS 1	$(8,050)	$(25,599)
Gas for power generation	(41,523)	48,990
Power exchange	--	(927)
Power	16,454	38,184
Total net unrealized (gain) loss on derivative instruments	$(33,119)	$60,648
Interest expense – interest rate swaps	$(1,926)	$--
Other deductions – interest rate swaps	$(1,800)	$--
___________
1	Gains related to Normal Purchase Normal Sale (NPNS) contracts at the merger date are subsequently amortized over the remaining life.

Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2011	2010
Gas for power generation	$(24,678)	$72,205
Power exchange	--	(927)
Power	18,694	41,739
Total net unrealized (gain) loss on derivative instruments	$(5,984)	$113,017

Many of the hedging instruments which were in position at the time of de-designation are still in place and any related gains or losses continue to be reclassified from OCI into earnings.  The following tables present the effect of hedging instruments on the Company’s OCI and statements of income, which are based on derivatives that were in a previous cash flow hedging relationship, for the three months ended March 31, 2011 and 2010:

Puget Energy (Dollars in Thousands)	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion 1)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 2)
	2011	2010	Location	2011	2010
Interest rate contracts:	$--	$(17,446)	Interest expense	$(6,512)	$8,534
Commodity contracts: Electric derivatives	--	--	Electric generation fuel	(30)	122
			Purchased electricity	(258)	1,396
Total	$--	$(17,446)		$(6,800)	$10,052

Puget Sound Energy (Dollars in Thousands)	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion 1)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 2)
	2011	2010	Location	2011	2010
Interest rate contracts:	$--	$--	Interest expense	$(123)	$(123)
Commodity contracts: Electric derivatives	1,397	49	Electric generation fuel	(14,724)	23,262
			Purchased electricity	(2,496)	5,990
Total	$1,397	$49		$(17,343)	$29,129
___________
1	Changes in OCI are reported in after-tax dollars.
2	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

For derivative instruments that met cash flow hedge criteria, the effective portion of the gain or loss on the derivative was reported as a component of accumulated OCI during the hedging period and will be reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings.  Puget Energy expects that $25.2 million of losses in accumulated OCI will be reclassified into earnings within the next twelve months.  PSE expects that $16.9 million of losses in accumulated OCI will be reclassified into earnings within the next twelve months.  The maximum length of time over which the Company is economically hedging its exposure to the variability in future cash flows extends to February 2015 for purchased electricity contracts, October 2015 for gas for power generation contracts and February 2014 for interest rate swaps.  Additionally, the maximum length of forecasted transactions deferred in accumulated OCI extends to February 2015 for purchased electricity contracts, January 2012 for gas for power generation contracts and February 2014 for interest rate swaps.
The following tables present the effect of the Company’s derivatives not designated as hedging instruments on income during the three months ended March 31, 2011 and 2010:

Puget Energy		Three Months Ended March 31,
(Dollars in Thousands)	Location	2011	2010
Interest Rate Contracts:	Other deductions	$ (48)	$ --
	Interest expense	(4,577)	--
Commodity contracts:
Electric derivatives	Net unrealized gain (loss) on derivative instruments 1	$ 25,069	$ (86,247)
	Electric generation fuel	(40,814)	(24,656)
	Purchased electricity	(14,672)	(6,723)
Total gain (loss) recognized in income on derivatives		$ (35,042)	$ (117,626)
___________
1
Differs from the amounts stated in the statements of income as it does not include amortization expense related to contracts that were recorded at fair value at the time of the February 2009 merger and subsequently designated as NPNS of $8.1 million and $25.6 million for the three months ended March 31, 2011 and 2010, respectively.

Puget Sound Energy		Three Months Ended March 31,
(Dollars in Thousands)	Location	2011	2010
Commodity contracts:
Electric derivatives	Net unrealized gain (loss) on derivative instruments	$ 5,984	$ (113,017)
	Electric generation fuel	(40,814)	(24,656)
	Purchased electricity	(14,672)	(6,723)
Total gain (loss) recognized in income on derivatives		$ (49,502)	$ (144,396)

The Company had the following outstanding commodity contracts as of March 31, 2011:

Derivatives not designated as hedging instruments:	Number of Units
Puget Energy:
Interest rate swaps	$1.483 billion
Puget Energy and Puget Sound Energy:
Gas derivatives 1	365,971,909 MMBtus
Electric generation fuel	94,114,160 MMBtus
Purchased electricity	10,227,525 MWhs
__________
1	Unrealized gains (losses) on gas derivatives are offset by a regulatory asset or liability in accordance with ASC 980 due to the PGA mechanism.

The Company is exposed to credit risk primarily through buying and selling electricity and natural gas to serve its customers.  Credit risk is the potential loss resulting from a counterparty’s non-performance under an agreement.  The Company manages credit risk with policies and procedures for, among other things, counterparty credit analysis, exposure measurement, exposure monitoring and exposure mitigation.
The Company monitors counterparties with significant swings in credit default swap rates, credit rating changes by external rating agencies, changes in ownership or that are experiencing financial problems.  Where deemed appropriate, the Company may request collateral or other security from its counterparties to mitigate potential credit default losses.  Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.
It is possible that volatility of energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties.  If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss.  As of March 31, 2011, approximately 99.9% of the Company’s energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies while 0.1% are either rated below investment grade or are not rated by rating agencies.  The Company assesses credit risk internally for counterparties that are not rated.
The Company generally enters into the following master agreements: (1) WSPP, Inc. (WSPP) agreements – standardized power sales contracts in the electric industry; (2) International Swaps and Derivatives Association (ISDA) agreements – standardized financial gas and electric contracts; and (3) North American Energy Standards Board (NAESB) agreements – standardized physical gas contracts.  The Company believes that such agreements reduce credit risk exposure because such agreements provide for the netting and offsetting of monthly payments and, in the event of counterparty default, termination payments.
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
The Company applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  The Company applies its own default factor to compute credit reserves for counterparties that are in a net liability position.  Credit reserves are booked as contra accounts to unrealized gain (loss) positions.  As of March 31, 2011, the Company was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the quarter.  The majority of the Company’s derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council.  Despite its net liability position, PSE was not required to post additional collateral with any of its counterparties.  Additionally, PSE did not trigger collateral requirements with any of its counterparties nor were any of PSE’s counterparties required to post additional collateral resulting from credit rating downgrades.
As of March 31, 2011, the Company did not have any outstanding energy supply contracts with counterparties that contained credit risk-related contingent features, which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in a net liability position.
The following table presents the fair value of the overall contractual contingent liability positions for the Company’s derivative activity at March 31, 2011:

Puget Energy and Puget Sound Energy Contingent Feature (Dollars in Thousands)	Fair Value 1 Liability	Posted Collateral	Contingent Collateral
Credit rating 2	$(49,531)	$--	$49,531
Requested credit for adequate assurance	(98,275)	--	--
Forward value of contract 3	(11,917)	--	--
Total	$(159,723)	$--	$49,531
__________
1
Represents the fair value of derivative contracts with contingent features for counterparties in net derivative liability positions at March 31, 2011.  Excludes NPNS, accounts payable and accounts receivable.

2	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating’s agencies provides counterparties a contractual right to demand collateral.
3	Collateral requirements may vary, based on changes in forward value of underlying transactions relative to contractually defined collateral thresholds.

(3)	Fair Value Measurements

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

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.  At each balance sheet date, the Company performs an analysis of all instruments subject to ASC 820 and include in Level 3 all of those instruments whose fair value is based on significant unobservable inputs.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. If a fair value measurement relies on inputs from different levels of the hierarchy, the entire measurement must be placed based on the lowest level input that is significant to the fair value measurement.  The Company primarily determines fair value measurements classified as Level 2 or Level 3 using a combination of the income and market valuation approaches.  On a daily basis, the Company obtains quoted forward prices for the electric and natural gas market from an independent external pricing service.  These forward price quotes are then used in addition to other various inputs to determine the reported fair value.  Some of the inputs include the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), assumptions for time value, and also the impact of the Company’s nonperformance risk of its liabilities.
As of March 31, 2011, the Company considered the markets for its electric and natural gas Level 2 derivative instruments to be actively traded.  Management’s assessment is based on the trading activity volume in real-time and forward electric and natural gas markets.  The Company regularly confirms the validity of pricing service quoted prices (e.g., Level 2 in the fair value hierarchy) used to value commodity contracts with the actual prices of commodity contracts entered into during the most recent quarter.
The following tables present the Company’s financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis and the reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy as of March 31, 2011 and December 31, 2010:

Puget Energy	Fair Value Measurement at March 31, 2011				Fair Value Measurement at December 31, 2010
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$--	$2,605	$7,329	$9,934	$--	$1,874	$7,888	$9,762
Gas derivative instruments	--	4,947	5,180	10,127	--	1,487	4,484	5,971
Cash equivalents	11,000	5,253	--	16,253	15,184	5,450	--	20,634
Restricted cash	2,849	--	--	2,849	3,246	--	--	3,246
Total assets	$13,849	$12,805	$12,509	$39,163	$18,430	$8,811	$12,372	$39,613
Liabilities:
Electric derivative instruments	$--	$120,310	$97,086	$217,396	$--	$147,257	$95,324	$242,581
Gas derivative instruments	--	98,016	6,966	104,982	--	147,308	8,343	155,651
Interest rate derivative instruments	--	47,764	--	47,764	--	58,003	--	58,003
Total liabilities	$--	$266,090	$104,052	$370,142	$--	$352,568	$103,667	$456,235

Puget Sound Energy	Fair Value Measurement at March 31, 2011				Fair Value Measurement at December 31, 2010
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$--	$2,605	$7,329	$9,934	$--	$1,874	$7,888	$9,762
Gas derivative instruments	--	4,947	5,180	10,127	--	1,487	4,484	5,971
Cash equivalents	11,000	5,253	--	16,253	15,184	5,450	--	20,634
Restricted cash	2,849	--	--	2,849	3,246	--	--	3,246
Total assets	$13,849	$12,805	$12,509	$39,163	$18,430	$8,811	$12,372	$39,613
Liabilities:
Electric derivative instruments	$--	$120,310	$97,086	$217,396	$--	$147,257	$95,324	$242,581
Gas derivative instruments	--	98,016	6,966	104,982	--	147,308	8,343	155,651
Total liabilities	$--	$218,326	$104,052	$322,378	$--	$294,565	$103,667	$398,232

Puget Energy and Puget Sound Energy Level 3 Roll-Forward Net (Liability)	Three Months Ended March 31,
(Dollars in Thousands)	2011		2010
Balance at beginning of period	$(91,295)		$(100,333)
Changes during period:
Realized and unrealized energy derivatives
- included in earnings	(15,707	) 1	(69,598	) 2
- included in regulatory assets / liabilities	1,119		(196)
Settlements 3	10,440		7,828
Transferred out of Level 3	3,900		33,464
Balance at end of period	$(91,543)		$(128,835)
__________
1	Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric and gas derivatives of $(14.4) million and $1.1 million, respectively.
2	Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric and gas derivatives of $(35.4) million and $(21.8) million, respectively.
3	The Company had no purchases or issuances during the reported periods.

Realized gains and losses on energy derivatives for Level 3 recurring items are included in energy costs in the Company’s consolidated statements of income under purchased electricity, electric generation fuel or purchased natural gas when settled.
Unrealized gains and losses on energy derivatives for Level 3 recurring items are included in net unrealized (gain) loss on derivative instruments in the Company’s consolidated statements of income.  The fair value does not diverge materially from the amounts the Company anticipates realizing on settlement or maturity.
Certain energy derivative instruments are classified as Level 3 in the fair value hierarchy since Level 3 inputs are significant to the fair value measurement.  Energy derivatives transferred out of Level 3 represent existing assets or liabilities that were classified as Level 3 at the beginning of the reporting period for which the lowest significant input became observable during the current reporting period and were transferred into Level 2.  Conversely, energy derivatives transferred into Level 3 from Level 2 represent scenarios in which the lowest significant input became unobservable during the current reporting period.  The Company had no transfers between Level 2 and Level 1 during the three months ended March 31, 2011 or 2010.

(4)	Estimated Fair Value of Financial Instruments

The following tables present the carrying amounts and estimated fair value of the Company’s financial instruments at March 31, 2011 and December 31, 2010:
	March 31, 2011		December 31, 2010
Puget Energy (Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$43,599	$43,599	$36,557	$36,557
Restricted cash	4,925	4,925	5,470	5,470
Notes receivable and other	72,906	72,906	72,419	72,419
Electric derivatives	9,934	9,934	9,762	9,762
Gas derivatives	10,127	10,127	5,971	5,971
Financial liabilities:
Short-term debt	$126,600	$126,600	$247,000	$247,000
Junior subordinated notes	250,000	242,610	250,000	246,864
Current maturities of long-term debt (fixed-rate)	--	--	260,000	261,472
Long-term debt (fixed-rate), net of discount	3,421,924	4,011,965	3,119,660	3,718,303
Long-term debt (variable-rate), net of discount	1,190,222	1,281,030	1,013,053	1,083,117
Electric derivatives	217,396	217,396	242,581	242,581
Gas derivatives	104,982	104,982	155,651	155,651
Interest rate derivatives	47,764	47,764	58,003	58,003

	March 31, 2011		December 31, 2010
Puget Sound Energy (Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$37,547	$37,547	$36,320	$36,320
Restricted cash	4,925	4,925	5,470	5,470
Notes receivable and other	72,906	72,906	72,419	72,419
Electric derivatives	9,934	9,934	9,762	9,762
Gas derivatives	10,127	10,127	5,971	5,971
Financial liabilities:
Short-term debt	$126,600	$126,600	$247,000	$247,000
Short-term debt owed by PSE to Puget Energy 1	29,998	29,998	22,598	22,598
Junior subordinated notes	250,000	242,610	250,000	246,864
Current maturities of long-term debt (fixed-rate)	--	--	260,000	261,472
Non-current maturities of long-term debt (fixed-rate)	3,253,845	3,551,435	2,953,860	3,267,994
Electric derivatives	217,396	217,396	242,581	242,581
Gas derivatives	104,982	104,982	155,651	155,651
___________
1	Short-term debt owed by PSE to Puget Energy is eliminated upon consolidation of Puget Energy.

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

(5)	Retirement Benefits

PSE has a defined benefit pension plan covering substantially all PSE employees.  Pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates.  PSE also maintains a non-qualified Supplemental Executive Retirement Plan (SERP) for its key senior management employees.  In addition to providing pension benefits, PSE provides health care and life insurance benefits for certain retired employees.  These benefits are provided principally through an insurance company.  The insurance premiums are based on the benefits provided during the year and are paid primarily by retirees.
The February 6, 2009 merger of Puget Energy with Puget Holdings triggered a new basis of accounting for PSE’s retirement benefit plans in the Puget Energy consolidated financial statements.  Such purchase accounting adjustments associated with the remeasurement of retirement plans are recorded at Puget Energy.

The following tables summarize the Company’s net periodic benefit cost for the three months ended March 31, 2011 and 2010:
Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in Thousands)	2011	2010	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$4,059	$4,037	$310	$256	$31	$30
Interest cost	6,630	7,032	548	541	204	218
Expected return on plan assets	(8,860)	(8,206)	--	--	(125)	(124)
Amortization of prior service cost	(495)	--	--	--	--	--
Amortization of net loss (gain)	--	--	90	--	1	(2)
Net periodic benefit cost	$1,334	$2,863	$948	$797	$111	$122

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in Thousands)	2011	2010	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$4,059	$4,037	$310	$256	$31	$30
Interest cost	6,630	7,032	548	541	204	218
Expected return on plan assets	(11,056)	(10,994)	--	--	(125)	(124)
Amortization of prior service cost	(393)	185	141	141	16	33
Amortization of net loss (gain)	2,694	1,706	298	192	(109)	(119)
Amortization of transition obligation	--	--	--	--	13	12
Net periodic benefit cost	$1,934	$1,966	$1,297	$1,130	$30	$50

The following table summarizes the Company’s change in benefit obligation for the periods ended March 31, 2011 and December 31, 2010:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Change in benefit obligation:
Benefit obligation at beginning of period	$532,615	$504,786	$44,322	$39,152	$16,579	$15,953
Service cost	4,059	16,089	310	1,024	31	106
Interest cost	6,630	27,975	548	2,165	204	880
Amendment	--	(21,866)	--	--	--	--
Actuarial loss	--	32,163	--	3,663	--	867
Benefits paid	(8,851)	(26,532)	(423)	(1,682)	(458)	(2,030)
Medicare part D subsidiary received	--	--	--	--	2	803
Benefit obligation at end of period	$534,453	$532,615	$44,757	$44,322	$16,358	$16,579

The fair value of the Company’s pension plan assets was $546.6 million and $526.5 million at March 31, 2011 and December 31, 2010, respectively.  Employer contributions of $5.0 million were made during the first quarter of 2011.
The Company anticipates its aggregate contributions to fund the retirement plan, and payments to the SERP and the other postretirement plan to be $5.0 million, $3.5 million and $0.5 million, respectively, for the year ended December 31, 2011.  During the three months ended March 31, 2011, the Company contributed $5.0 million, $0.4 million and $0.3 million to fund the qualified retirement plan, SERP and the other postretirement plan, respectively.
As a result of the Patient Protection and Affordable Care Act of 2010, PSE recorded a one-time tax expense of $0.8 million during the three months ended March 31, 2010, related to a Medicare D subsidy that PSE receives.  These subsidies have been non-taxable in the past and will be subject to federal income taxes after 2012 as a result of the legislation.

(6)	Regulation and Rates

On March 14, 2011, the Washington Utilities and Transportation Commission (Washington Commission) issued an order authorizing PSE to increase its natural gas general tariff rates by $19.0 million on an annual basis, or 1.8%, effective April 1, 2011.

(7)	Litigation

Residential Exchange. PSE is a party to certain agreements with the Bonneville Power Administration (BPA) that provide payments under its Residential Exchange Program (REP) to PSE, which PSE passes through to its residential and small farm electric customers.  PSE has agreements with the BPA for REP payments until 2011 and for the period 2011 to 2028.  On December 3, 2008, PSE and other parties have sought United States Court of Appeals for the Ninth Circuit review regarding BPA’s agreements for REP payments during these periods.  The amounts of REP payments under these agreements and the methods utilized in setting them are subject to Federal Energy Regulatory Commission (FERC) review or judicial review, or both, and are subject to adjustment, which may affect the amount of REP payments made or to be made by BPA to PSE.  It is not clear what impact, if any, these reviews or other REP-related litigation may ultimately have on PSE.

Colstrip Matters. In May 2003, approximately 50 plaintiffs initiated an action against the owners of Colstrip, including PSE, regarding seepage from two different wastewater pond areas and from the Colstrip water supply pond.  The defendants reached an agreement on a global settlement with all plaintiffs and PSE expensed its share of the settlement in 2008.  PSE received a partial reimbursement for its share from insurers in December 2010 and January 2011.
On March 29, 2007, a second complaint related to pond seepage was filed on behalf of two ranch owners alleging damage due to the Colstrip Units 3 & 4 effluent holding pond.  A mediation between plaintiffs and PPL Montana, LLC, the operator of Units 3 & 4, took place on July 14, 2010 and parties are working toward a final settlement.

Snoqualmie Falls.  On July 7, 2010, a lawsuit was filed in the U.S. District Court for the Western District of Washington by the Snoqualmie Valley Preservation Alliance, a group of downstream landowners, against the United States Army Corps of Engineers (Corps) challenging permits issued by the Corps in connection with the redevelopment of the Snoqualmie Falls Hydroelectric Project.  Plaintiffs requested an order to stop work at the project pending further review of downstream impacts.  PSE sought and was granted permission to intervene in the proceeding.  Motions for summary judgment were filed by the plaintiff and the Corps.  PSE joined the Corps’ motion and filed a motion for summary judgment arguing the plaintiff’s claims were barred as untimely and improper.  On March 30, 2011, the Court issued an order granting the Corps’ motion for summary judgment, denying the plaintiff’s motion for summary judgment and dismissing the plaintiff’s lawsuit.  Parties have sixty days from the date of the order to appeal.

(8)	Variable Interest Entities

In accordance with ASC 810, “Consolidation” (ASC 810), a business entity which has a controlling financial interest in a Variable Interest Entity (VIE) should consolidate the VIE in its financial statements.  A primary beneficiary of a VIE is the variable interest holder that has both the power to direct matters that significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits.  The Company enters into a variety of contracts for energy with other counterparties and evaluates all contracts to determine if they are variable interests.  The Company’s variable interests primarily arise through power purchase agreements where it is required to buy all or a majority of generation from a plant at rates set forth in the agreement.
The Company evaluated its power purchase agreements and determined it was not the primary beneficiary of any VIEs.  The Company previously disclosed two potentially significant variable interests in prior periods, both of which are qualifying facilities contracts that expire at the end of 2011.  The Company requested information from the relevant entities; however, they refused to provide the necessary information to the Company since they are not required to do so under their contracts.  If the variable interests were determined to be VIEs, the Company has concluded it is not the primary beneficiary of these entities based on available information and it has no exposure to losses on these contracts.  For the three months ended March 31, 2011 and 2010, the Company’s purchased power expense for these entities was $48.1 million and $47.5 million, respectively.

(9)	Other

Bond Issuances. On March 25, 2011, PSE issued $300.0 million of senior secured notes secured by first mortgage bonds.  The notes have a term of 30-years and an interest rate of 5.638%.  Net proceeds from the note offering were used by PSE to repay short-term debt outstanding under its capital expenditures credit facility, which debt was incurred to fund utility capital expenditures and replenish cash used to repay the February 2011 maturity of $260.0 million of medium-term notes with a 7.69% interest rate.

Capital Contribution.  On February 3, 2011, Puget Energy drew $175.0 million from its capital expenditures credit facility to make a capital contribution to PSE.  Proceeds were used by PSE to fund capital expenditures.

Allowance for Funds Used During Construction (AFUDC).  AFUDC represents the cost of both debt and equity funds used to finance utility plant additions during the construction period.  The amount of AFUDC recorded in each accounting period varies depending principally upon the level of construction work in progress and the AFUDC rate used.  AFUDC is capitalized as a part of the cost of utility plant and is credited to interest expense and as a non-cash item to other income.  Cash inflow related to AFUDC does not occur until these charges are reflected in rates.
The AFUDC rates authorized by the Washington Commission for natural gas and electric utility plant additions based on the effective dates are as follows:

Effective Date	Washington Commission AFUDC Rates
April 8, 2010 - present	8.10%
November 1, 2008 - April 7, 2010	8.25

The Washington Commission authorized the Company to calculate AFUDC using its allowed rate of return.  To the extent amounts calculated using this rate exceed the AFUDC calculated rate using the FERC formula, PSE capitalizes the excess as a deferred asset, crediting other income.  The deferred asset is amortized over the average useful life of PSE’s non-project electric utility plant, which is approximately 30 years.
The following table presents the Company’s AFUDC amounts for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Dollars in Thousands)	2011	2010
Equity AFUDC	$3,734	$1,919
Washington Commission AFUDC	3,905	1,272
Total in other income	7,639	3,191
Debt AFUDC	4,404	2,750
Total AFUDC	$12,043	$5,941

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q.  The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc.’s (Puget Energy) and Puget Sound Energy, Inc.’s (PSE) objectives, expectations and intentions.  Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,”  “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements.  However, these words are not the exclusive means of identifying such statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Puget Energy’s and PSE’s actual results could differ materially from results that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this report.  Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy’s and PSE’s other reports filed with the United States Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect Puget Energy’s and PSE’s business, prospects and results of operations.

Overview

Puget Energy is an energy services holding company and all of its operations are conducted through its subsidiary PSE, a regulated electric and natural gas utility company.  PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution and generation and natural gas distribution.  Puget Energy’s business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE.  Following the merger on February 6, 2009, Puget Energy is a direct wholly-owned subsidiary of Puget Equico LLC (Puget Equico), which is an indirect wholly-owned subsidiary of Puget Holdings LLC (Puget Holdings), a consortium of long-term infrastructure investors including Macquarie Infrastructure Partners I, Macquarie Infrastructure Partners II, Macquarie Capital Group Limited, Macquarie-FSS Infrastructure Trust, the Canada Pension Plan Investment Board, the British Columbia Investment Management Corporation, and the Alberta Investment Management Corporation.  Puget Energy and PSE are collectively referred to herein as “the Company.”
PSE generates revenue and cash flow primarily from the sale of electric and natural gas services to residential and commercial customers within a service territory covering approximately 6,000 square miles, principally in the Puget Sound region of the state of Washington.  To meet customer growth, to replace expiring power contracts and to meet Washington state’s renewable energy portfolio standards, PSE manages customer energy efficiency programs to reduce the demand for additional energy generation and is pursuing additional renewable energy production resources (primarily wind) and base load natural gas-fired generation.  The Company’s external financing requirements principally reflect the cash needs of its construction program, its schedule of maturing debt and certain operational needs.  PSE requires access to bank and capital markets to meet its financing needs.
For the three months ended March 31, 2011 as compared to the same period in 2010, PSE’s net income was positively affected by the following three factors:  (1) an increase in net unrealized gain on derivative instruments primarily due to rising gas prices and the reversal of prior period losses on settled gas and power contracts; (2) an increase in electric and natural gas retail sales primarily due to cooler temperatures in 2011 as compared to warmer than normal temperatures in 2010; and (3) lower power costs resulting from above-average hydroelectric and wind conditions that positively impacted PSE’s electric generation in 2011 as compared to higher costs resulting from below-average hydroelectric and wind conditions in 2010.  Further detail on each of these primary drivers, as well as other factors affecting PSE’s performance, is set forth below in this “Overview” section as well as in other sections of the Management’s Discussion & Analysis.

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

•	The impact of energy efficiency programs on sales and margins;
•	Wholesale commodity prices of electricity and natural gas; and
•	Increasing depreciation and related property taxes.

Regulation of PSE Rates and Recovery of PSE Costs. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity.  PSE is highly regulated and the rates that it charges its retail customers are determined by the Washington Utilities and Transportation Commission (Washington Commission).  The Washington Commission determines these rates based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year.  Incremental customer growth and sales typically do not provide sufficient revenue to cover year-to-year cost growth, thus rate increases are required.  If, in a particular rate year, PSE’s costs are higher than what is allowed to be recovered in rates, revenue may not be sufficient to permit PSE to earn its allowed return.  In addition, the Washington Commission determines whether expenses and investments are reasonable and prudent in providing electric and natural gas service.  If the Washington Commission determines that part of PSE’s costs do not meet the standard applied, those costs may be disallowed partially or entirely and not recovered in rates.

Electric Rates
PSE has a Power Cost Adjustment (PCA) mechanism that provides for the recovery of power costs from customers or refunding of power cost savings to customers in the event those costs vary from the “power cost baseline” level of power costs.  The “power cost baseline” levels are set, in part, based on normalized assumptions about weather and hydroelectric conditions.  Excess power costs or power cost savings are apportioned between PSE and its customers pursuant to the graduated scale set forth in the PCA mechanism.  Therefore, if power costs are significantly higher than the baseline rate, PSE’s expenses could significantly increase.
PSE had a favorable PCA imbalance for the three months ended March 31, 2011, which was $4.4 million below the “power cost baseline” level as compared to an unfavorable imbalance of $36.3 million for the same period in the prior year.
The graduated scale is as follows:
Annual Power Cost Variability	Customers’ Share	Company’s Share
+/- $20 million	0%	100%
+/- $20 million - $40 million	50%	50%
+/- $40 million - $120 million	90%	10%
+/- $120 + million	95%	5%

The following table sets forth electric rate adjustments that were approved by the Washington Commission and the corresponding impact on PSE’s annual revenue based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase in Rates	Annual Increase in Revenue (Dollars in Millions)
Electric General Rate Case	April 8, 2010	3.7%	$ 74.1

Natural Gas Rates
On March 14, 2011, The Washington Commission issued its order authorizing PSE to increase its natural gas general tariff rate by $19.0 million on an annual basis, or 1.8%.
PSE has a Purchased Gas Adjustment (PGA) mechanism in retail natural gas rates to recover variations in natural gas supply and transportation costs.  Variations in natural gas rates are passed through to customers; therefore, PSE’s net income is not affected by such variations.  Changes in the PGA rates affect PSE’s revenue, but do not impact net income as the changes to revenue are offset by increased or decreased purchased gas and gas transportation costs.
The following table sets forth natural gas rate adjustments that were approved by the Washington Commission and the corresponding impact to PSE’s annual revenue based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenue (Dollars in Millions)
Natural Gas General Tariff Rate Case	April 1, 2011	1.8%	$ 19.0
Purchased Gas Adjustment	November 1, 2010	1.9	18.3
Natural Gas General Rate Case	April 8, 2010	0.8	10.1
Purchased Gas Adjustment	October 1, 2009 – October 31, 2010	(17.1)	(198.1)
Purchased Gas Adjustment	June 1, 2009 – May 31, 2010	(1.8)	(21.2)

Weather Conditions.  Weather conditions in PSE’s service territory have a significant impact on customer energy usage, affecting PSE’s revenue and energy supply expenses.  PSE’s operating revenue and associated energy supply expenses are not generated evenly throughout the year.  While both PSE’s electric and natural gas sales are generally greatest during winter months, variations in energy usage by customers occur from season to season and from month to month within a season, primarily as a result of weather conditions.  PSE normally experiences its highest retail energy sales, and subsequently higher power costs, during the winter heating season in the first and fourth quarters of the year and its lowest sales in the third quarter of the year.  Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult.  PSE reported higher customer usage in the three months ended March 31, 2011 primarily due to Pacific Northwest temperatures being 4.8 degrees cooler as compared to the same period in 2010.
Customer Demand. PSE expects the number of natural gas customers to grow at rates slightly above electric customers.  Both residential electric and natural gas customers are expected to continue a long-term trend of slow decline of energy usage based on continued energy efficiency improvements and the effect of higher retail rates.  The effects of the current recession on Washington’s economy have exacerbated a decline in customer usage in the first quarter of 2011.
Access to Debt Capital. PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term debt markets to fund its utility construction program and to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy.  Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade.  However, a ratings downgrade could adversely affect the Company’s ability to renew existing, or obtain access to, new credit facilities and could increase the cost of such facilities.  For example, under Puget Energy’s and PSE’s credit facilities, both of which expire in 2014, the borrowing costs and commitment fees increase as their respective credit ratings decline.  If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or acquisitions, including generating capacity, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected.  PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs.
Regulatory Compliance Costs and Expenditures. PSE’s operations are subject to extensive federal, state and local laws and regulations.  Such regulations cover electric system reliability, gas pipeline system safety and energy market transparency, among other areas.  Environmental laws and regulations related to air and water quality, (including climate change) and endangered species protection, waste handling and disposal (including generation byproducts such as coal ash), remediation of contamination and siting new facilities also impact the Company’s operations.  PSE must spend significant amounts to fulfill requirements set by regulatory agencies, many of which have greatly expanded mandates, and on measures including, but not limited to, resource planning, remediation, monitoring, pollution control equipment and emissions-related abatement and fees in order to comply with these regulatory requirements.
Compliance with these or other future regulations, such as those pertaining to climate change and generation by-products, could require significant capital expenditures by PSE and may adversely affect PSE’s financial position, results of operations, cash flows and liquidity.

Other Challenges and Strategies
Energy Supply.  PSE’s Integrated Resource Plan (IRP), as filed with the Washington Commission, projects that future energy needs will exceed current resources from long-term power purchase agreements and Company-controlled power resources.  The IRP identifies reductions in contractual supplies of energy and capacity available under certain long-term power purchase agreements, requiring replacement of supplies to meet projected demands.  Therefore, PSE’s IRP sets forth a multi-part strategy of implementing energy efficiency programs and pursuing additional renewable resources (primarily wind) and the additional base load natural gas-fired generation to meet the growing needs of its customers.  If PSE cannot acquire needed energy supply resources at a reasonable cost, it may be required to purchase additional power in the open market at a cost that could, in the absence of regulatory relief, significantly increase its expenses and reduce earnings and cash flows.  On April 1, 2011, PSE released a draft of its 2011 IRP for review and comment by the public and various stakeholders.  The draft IRP guides PSE’s efforts for acquiring new energy resources in the most cost-effective and environmentally responsible manner over the coming 20 years.  The final IRP is expected to be filed with the Washington Commission by May 31, 2011.
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

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.  The following table presents the consolidated financial results of PSE for the three months ended March 31, 2011 and 2010:
	Three Months Ended March 31,
Puget Sound Energy (Dollars in Thousands)	2011	2010	Percent Change
Operating revenue:
Electric
Residential sales	$369,316	$322,242	14.6%
Commercial sales	230,484	216,202	6.6
Industrial sales	27,494	25,443	8.1
Other retail sales, including unbilled revenue	(22,813)	(29,047)	(21.5)
Total retail sales	604,481	534,840	13.0
Transportation sales	2,541	3,127	(18.7)
Sales to other utilities and marketers	8,948	17,208	(48.0)
Other	(16,237)	(540)	*
Total electric operating revenue	599,733	554,635	8.1
Gas
Residential sales	281,615	214,165	31.5
Commercial sales	118,569	91,590	29.5
Industrial sales	11,075	9,219	20.1
Total retail sales	411,259	314,974	30.6
Transportation sales	3,726	3,375	10.4
Other	3,639	4,056	(10.3)
Total gas operating revenue	418,624	322,405	29.8
Non-utility operating revenue	1,236	1,166	6.0
Total operating revenue	1,019,593	878,206	16.1
Operating expenses:
Energy costs:
Purchased electricity	228,041	254,307	10.3
Electric generation fuel	45,223	56,245	19.6
Residential exchange	(21,682)	(22,462)	3.5
Purchased gas	236,754	176,864	(33.9)
Net unrealized (gain) loss on derivative instruments	(5,984)	113,017	105.3
Utility operations and maintenance	117,967	116,179	(1.5)
Non-utility expense and other	3,351	1,476	(127.0)
Depreciation	74,781	70,528	(6.0)
Amortization	17,973	15,468	(16.2)
Conservation amortization	32,213	18,153	(77.5)
Taxes other than income taxes	100,520	83,415	(20.5)
Total operating expenses	829,157	883,190	6.1
Operating income (loss)	190,436	(4,984)	*
Other income	12,534	12,000	4.5
Other expense	(954)	(989)	(3.5)
Interest expense	(52,266)	(58,934)	(11.3)
Income (loss) before income taxes	149,750	(52,907)	*
Income tax (benefit) expense	46,311	(14,633)	*
Net income (loss)	$103,439	$(38,274)	* %
__________
*	Not meaningful

Puget Sound Energy

Summary Results of Operations
PSE’s net income for the three months ended March 31, 2011 was $103.4 million with operating revenue of $1.0 billion as compared to a net loss of $38.3 million with operating revenue of $878.2 million for the same period in 2010.
The following are significant factors impacting PSE’s net income for the three months ended March 31, 2011:
•
Increase in electric operating revenue of $45.1 million primarily due to an 8.1% increase in retail electric usage as a result of cooler temperatures and an electric rate increase effective April 8, 2010.

•	Increase in gas operating revenue of $96.2 million primarily due to a 22.8% increase in natural gas therm sales as a result of cooler temperatures and a PGA increase effective November 1, 2010.
•	Increase in net unrealized gain on derivative instruments of $119.0 million primarily due to rising gas prices and the reversal of prior period losses on settled gas and power contracts.
•
Decrease in purchased electricity and electric generation fuel of $37.3 million primarily resulting from lower wholesale costs due to available hydroelectric generation in the region and higher hydroelectric and wind generation in PSE’s portfolio.

•
Decrease in interest expense of $6.7 million due to a $6.9 million write off in the prior year of a regulatory asset of deferred interest paid to the Internal Revenue Service (IRS) related to the Simplified Service Cost Method deduction from prior years which was disallowed in the general rate case order of April 2, 2010.

•	Increase in income tax expense of $60.9 million primarily due to higher taxable income.
•
Increase in depreciation and amortization expense of $6.8 million primarily due to additional capital expenditures on utility plant placed in service and the inclusion of Mint Farm and Wild Horse expansion operating and ownership costs in general rates effective April 8, 2010.

Puget Sound Energy
The following discussion provides the significant items that impacted PSE’s results of operations for the three months ended March 31, 2011 and 2010.

Regulated Utility Operating Revenue
Electric Operating Revenue. Electric retail sales increased $69.7 million, or 13.0%, to $604.5 million from $534.8 million for the three months ended March 31, 2011, as compared to the same period in 2010.  This increase in electric retail sales was due to a $43.4 million increase in retail electricity usage of 461,718 megawatt hours (MWhs), or 8.2%, primarily due to cooler temperatures in PSE’s service territory during the first three months of 2011, as compared to the same period in the prior year.  The average temperature during the first quarter of 2011 was 42.1 degrees, or 4.7 degrees colder than the same period in the prior year, which resulted in a 26.8% increase in heating degree days.  Additionally, the electric rate increase effective April 8, 2010 contributed $22.0 million to the increase in electric retail sales.  Also contributing to the increase in retail sales were pass-through items with no impact to earnings including an $11.4 million increase in conservation rider program rates and a $9.3 million increase related to the suspension of the Production Tax Credit (PTC) tariff effective July 1, 2010.  PTCs that are generated and provided to customers are recorded as a reduction in other electric operating revenue until PSE utilizes the tax credit on its tax return, at which time the PTCs will be credited to customers in retail sales.  Additionally, PSE’s customers were credited $15.9 million for REC revenue, effective November 1, 2010, resulting in a decrease in electric retail sales.  The $15.9 million credits to customers are offset in other electric operating revenue with no impact to earnings.  PSE’s customers continued to receive credits through April 30, 2011.
Sales to other utilities and marketers decreased $8.3 million, or 48.0%, to $8.9 million from $17.2 million for the three months ended March 31, 2011, as compared to the same period in 2010.  The decline was primarily due to a decrease in sales volume of 119,036 MWh, or 27.6%, which decreased revenue $3.5 million.  Additionally, PSE’s average wholesale electric sale prices declined, which decreased revenue $4.8 million.
Other electric operating revenue decreased $15.7 million to $(16.2) million from $(0.5) million for the three months ended March 31, 2011, as compared to the same period in 2010.  The decrease was primarily due to losses in non-core gas sales of $24.8 million and reduction in revenue of $9.3 million related to PTCs, which are deferred until PSE utilizes the tax credit on its tax return. Partially offsetting the decrease to other revenue was an increase in REC revenue of $15.9 million.  As discussed above, REC revenue is an offset of the REC credit provided to PSE’s customers in electric retail sales with no impact to earnings.
Gas Operating Revenue.  Natural gas retail sales increased $96.3 million, or 30.6%, to $411.3 million from $315.0 million for the three months ended March 31, 2011, as compared to the same period in 2010.  The increase in natural gas retail sales was primarily due to an increase of 77.0 million, or 22.8%, in natural gas therm sales which increased gas retail sales by $79.2 million due to cooler temperatures in the first quarter of 2011 as compared to the same period in 2010.  Also contributing to the increase was a $16.0 million increase in natural gas operating revenue as a result of a PGA rate increase, effective on November 1, 2010, which increased rates 1.8%.  The PGA mechanism passes through to customers increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs.  PSE’s net income is not affected by changes under the PGA mechanism.

Operating Expenses
Purchased electricity expenses decreased $26.3 million, or 10.3%, for the three months ended March 31, 2011, as compared to the same period in 2010.  The decrease was primarily the result of lower wholesale market prices, which contributed $119.7 million to the decrease.  This decrease was partially offset by an increase in purchased power of 1,272,506 MWhs, or 34.3%, resulting in an increase of $82.5 million, which was driven by cooler temperatures during the three months ended March 31, 2011, as compared to the same period in the prior year.  Partially offsetting the decrease was an overrecovery of power costs of $1.0 million for the three months ended March 31, 2011, which reduced the customer PCA deferral, as compared to an underrecovery of power costs of $7.4 million in the same period in 2010, which increased the customer PCA deferral.  The underrecovery of power costs for the three months ended March 31, 2010 was due to lower hydroelectric generation resulting in increased costs associated with purchased electricity and fuel costs of PSE’s combustion turbines.
The April 27, 2011 Columbia Basin Runoff Forecast published by the National Weather Service Northwest River Forecast Center indicated that the total forecasted runoff above Grand Coulee Reservoir for the period January through July 2011 is 119% of normal.
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
Electric generation fuel expense decreased $11.0 million, or 19.6%, for the three months ended March 31, 2011, as compared to the same period in 2010.  The decrease was primarily due to lower volumes of electricity generation from PSE’s combustion turbine facilities as a result of increases in hydroelectric and wind generation of 716,852 MWhs, or 55.2%.  Additionally, it was more economical to purchase wholesale energy than to generate energy from PSE’s combustion turbine facilities due to low wholesale market prices.
Purchased gas expenses increased $59.9 million, or 33.9%, for the three months ended March 31, 2011, as compared to the same period in 2010.  The increase was primarily due to higher natural gas costs reflected in PGA rates in addition to a 22.8% increase in customer usage related to cooler temperatures during the first quarter of 2011 as compared to the same period in 2010.  The PGA mechanism provides the rates used to determine natural gas costs based on customer usage.  The rate increase was the result of increasing costs of wholesale natural gas.  The PGA mechanism allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or liability, any natural gas supply and transportation costs that exceed or fall short of this expected natural gas cost amount in PGA mechanism rates, including accrued interest.  The PGA mechanism payable balance at March 31, 2011 was $2.8 million as compared to a receivable balance of $6.0 million at December 31, 2010.  PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances.  A receivable balance in the PGA mechanism reflects an under recovery of market natural gas cost through rates.  A payable balance reflects over recovery of market natural gas cost through rates.
Net unrealized (gain) loss on derivative instruments increased $119.0 million, or 105.3%, to a gain of $(6.0) million during the three months ended March 31, 2011, from a loss of $113.0 million at March 31, 2010.  The gain was primarily due to a combination of rising natural gas prices and a reversal of prior period losses on settled gas contracts.  Those gas contracts were recorded in previous periods at a loss, and at settlement, the losses were reversed leading to gains.  While power prices declined during the period, associated derivative losses were offset by similar gains from the reversal of prior period losses upon settlement.  Conversely, for the three months ended March 31, 2010, the forward prices of electricity and gas for power contracts declined by 17.0% and 24.0%, respectively.
Depreciation expense increased $4.3 million, or 6.0%, for the three months ended March 31, 2011, as compared to the same period in 2010.  The increase was primarily due to additional capital expenditures that were placed into service, net of retirements.
Amortization expense increased $2.5 million, or 16.2%, for the three months ended March 31, 2011, as compared to the same period in 2010 due to the inclusion of Mint Farm and Wild Horse expansion operating and ownership costs in general rates effective April 8, 2010.  PSE ceased deferral of these costs effective April 8, 2010.
Conservation amortization increased $14.1 million, or 77.5%, for the three months ended March 31, 2011, as compared to the same periods in 2010.  The increase was due to a higher authorized recovery of electric and natural gas conservation expenditures.  Conservation amortization is a pass-through tariff item with no impact on earnings.
Taxes other than income taxes increased $17.1 million, or 20.5%, for the three months ended March 31, 2011, as compared to the same period in 2010.  The increase was primarily due to an increase in revenue sensitive taxes due to higher retail sales and an increase in property tax levy rates.

Other Income and Interest Expense and Income Tax Expense
Interest expense decreased $6.7 million, or 11.3%, for the three months ended March 31, 2011, as compared to the same period in 2010.  The decrease was primarily due to a $6.9 million write off in the prior year of a regulatory asset of deferred interest paid to the IRS related to the Simplified Service Cost Method deduction from prior years, which was disallowed in the general rate case order of April 2, 2010.
Income tax expense increased $60.9 million to $46.3 million for the three months ended March 31, 2011 from a benefit of $(14.6) million in the same period in the prior year, primarily due to higher taxable income.

Puget Energy

Summary Results of Operations
All the operations of Puget Energy are conducted through its subsidiary PSE.
Puget Energy’s net income (loss) for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
Benefit/(Expense) (Dollars in Thousands)	2011	2010	Percent Change
PSE net income (loss)	$103,439	$(38,274)	* %
Purchased electricity	145	144	(0.7)
Net unrealized gain on derivative instruments	27,135	52,369	(48.2)
Non-utility expense and other	429	(2,126)	(120.2)
Other income	4	--	*
Non-hedged interest rate derivative expense	(48)	--	*
Interest expense 1	(24,378)	(21,029)	(15.9)
Income tax benefit (expense)	705	(10,275)	106.9
Puget Energy net income (loss)	$107,431	$(19,191)	* %
__________
*	Not meaningful
1	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Puget Energy’s net income for the three months ended March 31, 2011 was $107.4 million with operating revenue of $1.0 billion, as compared to net loss of $19.2 million with operating revenue of $878.2 million for the same period in 2010.  The following are significant factors that impacted Puget Energy’s net income which are not included in PSE’s discussion:
Net unrealized gain on derivative instruments decreased $25.2 million for the three months ended March 31, 2011, as compared to the same period in 2010 due to the effects of purchase accounting and the fair value amortization of derivative contracts.  During the three months ended March 31, 2010, the forward prices of electricity and gas for power declined 17.0% and 24.0%, respectively.
Interest expense increased $3.3 million for the three months ended March 31, 2011, as compared to the same period in 2010 due to increased outstanding debt.  In December 2010, Puget Energy issued a fixed rate 10-year note with a higher interest rate to refinance and extend the debt maturity of a portion of a five-year term-loan which is due February 2014.  Also contributing to the increase was amortized loan issuance costs associated with the lower term-loan balance and business combination fair value amortization adjustments related to PSE’s long-term debt and deferred debt costs and, to a lesser extent, a $175.0 million draw from Puget Energy’s capital expenditures credit facility to make a capital contribution to PSE.
Income tax benefit increased $11.0 million for the three months ended March 31, 2011 as compared to the same period in 2010 due primarily to lower pre-tax income.

Capital Requirements
Contractual Obligations and Commercial Commitments
With the exception of the $300.0 million senior notes issued by PSE on March 25, 2011 and the maturity of $260.0 million of senior notes in February 2011, which increased contractual obligations by $548.4 million net of redemptions (including accrued interest through the life of the issuance), there have been no other changes from the contractual obligations and consolidated commercial commitments set forth in Part II, Item 7 in Puget Energy’s and PSE’s combined annual report on Form 10-K for the year ended December 31, 2010.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  Construction expenditures, excluding equity Allowance for Funds Used During Construction (AFUDC), were $317.7 million for the three months ended March 31, 2011.  Presently planned utility construction expenditures, excluding AFUDC, for 2011, 2012 and 2013 are as follows:

Capital Expenditure Projections (Dollars in Thousands)	2011	2012	2013
Energy delivery, technology and facilities	$636,728	$672,417	$621,310
New generating resources	386,446	45,877	119,622
Total expenditures	$1,023,174	$718,294	$740,932

The program is subject to change based upon general business, economic and regulatory conditions.  Utility construction expenditures and any new generation resource expenditures may be funded from a combination of sources which may include cash from operations, short-term debt, long-term debt and/or equity.  PSE’s planned capital expenditures may result in a level of spending that will exceed its cash flow from operations.  As a result, execution of PSE’s strategy is dependent in part on continued access to capital markets.  The largest single projects include the following:
Snoqualmie Falls Project.  Under the Snoqualmie Falls hydroelectric facility’s federal operating license granted by Federal Energy Regulatory Commission (FERC) in 2004 and amended in 2009, PSE is performing a major, three year redevelopment project to upgrade aging energy infrastructure, enhance park and recreation amenities and preserve cultural and historical artifacts.  This project will enable Snoqualmie Falls to continue to produce clean, renewable energy for decades to come.
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
Baker Project.  Under the terms of the FERC issued 50-year operating license for the Baker power generating facility, PSE has completed several capital projects and is currently undertaking several more, each of which implements various license provisions and upgrades this 80-year old facility.
Lower Snake River.  The Lower Snake River wind project is PSE’s newest renewable energy development project.  The project was designed to be built in five phases.  PSE began construction on Phase 1 in 2010 which will total 343 MW of capacity when complete.  PSE anticipates that Phase 1 will be commercially available in April 2012.

Capital Resources
Cash From Operations

Puget Sound Energy
Cash generated from operations for the three months ended March 31, 2011 was $309.8 million, an increase of $95.5 million from the $214.3 million generated during the three months ended March 31, 2010.  The increase was primarily the result of the following:
•
PSE’s deferred taxes decreased $46.4 million during the three months ended March 31, 2011, as compared to an increase of $21.2 million during the same period in 2010 due to bonus depreciation allowed in 2011, which increased cash flow from operating activities $67.6 million.

•
PSE’s PGA mechanism had an $8.8 million over recovery from customers during the three months ended March 31, 2011, as compared to $41.7 million of under recovery to customers during the same period in 2010, which increased cash flow from operating activities $50.5 million.

•
Income taxes decreased $49.7 million during the three months ended March 31, 2011, as compared to a decrease of $30.4 million during the same period in 2010 due primarily to an IRS refund received in 2011, which increased cash flow from operating activities $19.3 million.

•
Fuel and gas inventory decreased $35.6 million during the three months ended March 31, 2011, as compared to a decrease of $17.8 million during the same period in 2010, which increased cash flows from operating activities $17.8 million.

The increase in cash generated from operating activities in 2011 was partially offset by the following:
•
Accounts receivable and unbilled revenue decreased $26.4 million during the three months ended March 31, 2011, as compared to a decrease of $98.3 million during the same period in 2010, which decreased cash flow from operating activities $71.9 million.

•
A prepayment of $20.0 million was made to the Bonneville Power Administration (BPA) for transmission service at the Lower Snake River Project during the three months ended March 31, 2011, whereas no payment was made during the same period in 2010, which decreased cash flow from operating activities.

•
Renewable energy credit refunds provided to customers was recorded for $15.9 million during the three months ended March 31, 2011, whereas no payments were made during the same period in 2010, which decreased cash flow from operating activities.

•
Accrued expenses increased $17.2 million during the three months ended March 31, 2011, as compared to an increase of $1.2 million during the same period in 2010, which decreased cash flow from operating activities $16.0 million.

Puget Energy
Cash generated from operations for the three months ended March 31, 2011 was $405.9 million, an increase of $54.2 million from the $351.7 million generated during the three months ended March 31, 2010.  The increase included $95.6 million from the cash provided by the operating activities of PSE as previously discussed.  Other factors contributing to Puget Energy’s cash from operating activities include the following:
•
Puget Energy received an IRS cash refund in 2011 which increased cash flow by $21.6 million related to income taxes during the three months ended March 31, 2011, as compared to the same period in 2010.

•
Derivative settlement payments of $97.7 million were reclassified to financing activities during the three months ended March 31, 2011 as compared to $158.8 million during the same period in 2010, resulting in a decrease in operating cash flows of $61.1 million.  This decrease was due to a decline in the number of contracts settled during 2011 as compared to the prior period.  Due to the merger, the purchase price paid for Puget Energy common stock included the valued of derivative contracts and is considered an upfront payment for derivatives which is a financing element.

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

Puget Sound Energy Credit Facilities
PSE maintains three committed unsecured revolving credit facilities that provide, in the aggregate, $1.15 billion in short-term borrowing capability and which mature concurrently in February 2014.  These facilities include a $400.0 million credit agreement for working capital needs, a $400.0 million credit facility for funding capital expenditures and a $350.0 million facility to support energy hedging activities.
PSE’s credit agreements contain usual and customary affirmative and negative covenants that, among other things, place limitations on PSE’s ability to incur additional indebtedness and liens, issue equity, pay dividends, transact with affiliates and make asset dispositions and investments.  The credit agreements also contain financial covenants which include a cash flow interest coverage ratio and, in addition, if PSE has a below investment grade credit rating, a cash flow to net debt outstanding ratio (each as specified in the facilities).  PSE certifies its compliance with such covenants to participating banks each quarter.  As of March 31, 2011, PSE was in compliance with all applicable covenants.
These credit facilities contain similar terms and conditions and are syndicated among numerous committed lenders.  The agreements provide PSE with the ability to borrow at different interest rate options and include variable fee levels.  The credit agreements allow PSE to borrow at the bank’s prime rate or to make floating rate advances at the London Interbank Offered Rate (LIBOR) plus a spread that is based upon PSE’s credit rating.  The working capital facility, as amended, includes a swing line feature allowing same day availability on borrowings up to $50.0 million.  The $400.0 million working capital facility and $350.0 million credit agreement to support energy hedging allow for issuing standby letters of credit.  PSE must pay a commitment fee on the unused portion of the credit facilities.  The spreads and the commitment fee depend on PSE’s credit ratings.  As of the date of this report, the spread to the LIBOR is 0.85% and the commitment fee is 0.26%.  The $400.0 million working capital facility also serves as a backstop for PSE’s commercial paper program.
As of March 31, 2011, $55.0 million was drawn and outstanding under PSE’s $400.0 million working capital facility in addition to a $12.6 million letter of credit supporting contracts.   The $400.0 million capital expenditure facility had $71.6 million drawn and outstanding.  No amounts were drawn or outstanding (including letters of credit) under PSE’s $350.0 million facility supporting energy hedging.  Outside of the credit agreements, PSE had a $5.7 million letter of credit in support of a long-term transmission contract.
Demand Promissory Note.  On June 1, 2006, PSE entered into a revolving credit facility with Puget Energy in the form of a credit agreement and a Demand Promissory Note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lowest of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%.  At March 31, 2011, the outstanding balance of the Note was $30.0 million.  The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE’s financial statements.

Puget Energy Credit Facilities
Puget Energy entered into a $1.225 billion five-year term loan and a $1.0 billion credit facility for funding capital expenditures.  On December 6, 2010, Puget Energy issued $450.0 million of senior secured notes.  The net proceeds of $443.0 million from these notes were used to repay a portion of the $1.225 billion five-year term-loan.   As of March 31, 2011, Puget Energy had fully drawn the five-year term-loan which had a remaining outstanding balance of $782.0 million and had drawn $433.0 million under the $1.0 billion facility.  The term-loan and facility mature in February 2014.  On February 3, 2011, Puget Energy drew $175.0 million from its capital expenditure credit facility to make a capital contribution to PSE.  Proceeds were used by PSE to fund capital expenditures.  These credit agreements contain usual and customary affirmative and negative covenants which are similar to PSE’s credit facilities.  Puget Energy’s credit agreements contain financial covenants based on the following three ratios:  cash flow interest coverage, cash flow to net debt outstanding and debt service coverage (cash available for debt service to borrower interest), each as specified in the facilities.  Puget Energy certifies its compliance with these covenants each quarter.  As of March 31, 2011, Puget Energy was in compliance with all applicable covenants.
In May 2010, Puget Energy’s credit facilities were amended, in part, to include a provision for the sharing of collateral with future note holders when notes are issued to repay and reduce the size of the credit facilities.
These facilities contain similar terms and conditions and are syndicated among numerous committed lenders.  The agreements provide Puget Energy with the ability to borrow at different interest rate options and include variable fee levels.  Borrowings may be at the bank’s prime rate or at floating rates based on LIBOR plus a spread based upon Puget Energy’s credit rating.  Puget Energy must pay a commitment fee on the unused portion of the $1.0 billion facility.  The spreads and the commitment fee depend on Puget Energy’s credit ratings.  The spread over prime rate is 1.0%, the spread to the LIBOR is 2.0% and the commitment fee is 0.75%.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At March 31, 2011, approximately $440.8 million of unrestricted retained earnings were available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit rating is below investment grade, PSE’s ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than three to one.  The common equity ratio calculated on a regulatory basis, was 48.5% at March 31, 2011 and the EBITDA to interest expense for the twelve months ended March 31, 2011 was 4.4 to one.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities pursuant to which PSE is not permitted to pay dividends during any Event of Default, or if the payment of dividends would result in an Event of Default (as defined in the facilities), such as failure to comply with certain financial covenants.
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission as well as by the terms of its credit facilities.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than two to one.  For the twelve months ended March 31, 2011, the EBITDA to interest expense ratio was 3.1 to one.  In accordance with the terms of the Puget Energy credit facilities, Puget Energy is limited to paying a dividend within an eight-day period that begins seven days following the delivery of quarterly or annual financial statements to the facility agent.  Puget Energy is not permitted to pay dividends during any Event of Default, or if the payment of dividends would result in an Event of Default (as defined in the facilities), such as failure to comply with certain financial covenants.  In addition, in order to declare or pay unrestricted dividends, Puget Energy’s interest coverage ratio may not be less than 1.5 to one and its cash flow to net debt outstanding ratio may not be less than 8.25% for the 12 months ending each quarter-end.  Puget Energy is also subject to other restrictions, such as a “lock up” provision that, in certain circumstances, such as failure to meet certain cash flow tests, may further restrict Puget Energy’s ability to pay dividends.
At March 31, 2011, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

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
PSE’s ability to issue additional secured debt may be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests, at March 31, 2011, PSE could issue:

•
approximately $1.3 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $2.2 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at March 31, 2011; and

•
approximately $160.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $267.0 million of gas bondable property available for issuance, subject to a combined gas and electric interest coverage test of 1.75 times net earnings available for interest and a gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at March 31, 2011.

At March 31, 2011, PSE had approximately $5.7 billion in electric and natural gas ratebase to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations and Long-Term Debt Activity
PSE has in effect a shelf registration statement under which it may issue, from time to time, senior notes secured by first mortgage bonds.  The Company remains subject to the restrictions of PSE’s indentures and credit agreements on the amount of first mortgage bonds that PSE may issue.
On March 25, 2011, PSE issued $300.0 million of senior notes secured by first mortgage bonds.  The notes have a term of 30 years and an interest rate of 5.638%.  Net proceeds from the note offering were used by PSE to repay short-term debt outstanding under its capital expenditure credit facility, which debt was incurred to fund utility capital expenditures and replenish cash used to repay the February 2011 maturity of $260.0 million medium-term notes with a 7.69% interest rate.

Other

Proceedings Relating to the Bonneville Power Administration
PSE has been a party to certain agreements with the BPA that provide payments under its Residential Exchange Program (REP) to PSE, which PSE passes through to its residential and small farm electric customers.  PSE has agreements with the BPA for REP payments until 2011 and for the period 2011 to 2028.  On December 3, 2008, PSE and other parties have sought United States Court of Appeals for the Ninth Circuit review regarding BPA’s agreements for REP payments during these periods.  The amounts of REP payments under these agreements and the methods utilized in setting them are subject to FERC review or judicial review, or both, and are subject to adjustment, which may affect the amount of REP payments made or to be made by BPA to PSE.  It is not clear what impact, if any, these reviews or other REP-related litigation may ultimately have on PSE.

Proceedings Relating to Snoqualmie Falls
On July 7, 2010, a lawsuit was filed in the U.S. District Court for the Western District of Washington by the Snoqualmie Valley Preservation Alliance, a group of downstream landowners, against the United States Army Corps of Engineers (Corps) challenging permits issued by the Corps in connection with the redevelopment of the Snoqualmie Falls Hydroelectric Project.  Plaintiffs requested an order to stop work at the project pending further review of downstream impacts.  PSE sought and was granted permission to intervene in the proceeding.  Motions for summary judgment were filed by the plaintiff and the Corps.  PSE joined the Corps’ motion and filed a motion for summary judgment arguing the plaintiff’s claims were barred as untimely and improper.  On March 30, 2011, the Court issued an order granting the Corps’ motion for summary judgment, denying the plaintiff’s motion for summary judgment and dismissing the plaintiff’s lawsuit.  Parties have sixty days from the date of the order to appeal.

Colstrip Matters
In May 2003, approximately 50 plaintiffs initiated an action against the owners of Colstrip, including PSE, regarding seepage from two different wastewater pond areas and from the Colstrip water supply pond.  The defendants reached an agreement on a global settlement with all plaintiffs and PSE expensed its share of the settlement in 2008.  PSE received a partial reimbursement for its share from insurers in December 2010 and January 2011.
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

Accounting Standards Codification (ASC) 815, “Derivatives and Hedging” (ASC 815) requires a significant amount of disclosure regarding PSE’s derivative activities and the nature of such derivatives impact on PSE’s financial position, financial performance and cash flows.  Such detail should serve as an accompaniment to Management’s Discussion and Analysis included in Item 2 of this report.
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
On July 1, 2009, the Company elected to de-designate all energy related derivative contracts that previously had been recorded as cash flow hedges for the purpose of simplifying its financial reporting.  The contracts that were de-designated related to physical electric supply contracts and natural gas swap contracts to fix the price of natural gas for electric generation.  For these contracts and contracts initiated after this date, all mark-to-market adjustments are recognized through earnings.  The amount previously recorded in accumulated other comprehensive income (OCI) is transferred to earnings in the same period or periods during which the hedged transaction affected earnings or sooner if management determines that the forecasted transaction is not probable of occurring.  As a result, the Company will continue to experience the earnings impact of these reversals from OCI in future periods.
The following table presents the Company’s energy derivatives instruments that do not meet the Normal Purchase Normal Sale (NPNS) exception at March 31, 2011 and December 31, 2010:

	Energy Derivatives
Puget Energy and Puget Sound Energy Derivative Portfolio (Dollars in thousands)	March 31, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Electric portfolio:
Current	$5,411	$135,325	$4,716	$142,780
Long-term	4,523	82,071	5,046	99,801
Total electric derivatives	$9,934	$217,396	$9,762	$242,581
Gas portfolio:
Current	$4,944	$75,193	$2,784	$100,273
Long-term	5,183	29,789	3,187	55,378
Total gas derivatives	10,127	$104,982	$5,971	$155,651
Total derivatives	$20,061	$322,378	$15,733	$398,232

For further details regarding both the fair value of derivative instruments and the impacts such instruments have on current period earnings and OCI (for cash flow hedges), see Notes 2 and 3 to the consolidated financial statements.
At March 31, 2011, the Company had total assets of $10.1 million and total liabilities of $105.0 million related to financial contracts used to economically hedge the cost of physical natural gas purchased to serve natural gas customers.  All fair value adjustments of derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980, “Regulated Operations,” (ASC 980) due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism.  As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.
A hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company derivative contracts by $108.6 million and would impact the fair value of those contracts marked-to-market in earnings by $70.6 million after-tax related to derivatives not designated as hedges.

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
Where deemed appropriate, and when allowed under the terms of the agreements, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses.  Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.  As of March 31, 2011, PSE held approximately $11.1 million worth of standby letters of credit in support of various electricity and REC transactions.
It is possible that volatility in energy commodity prices could cause PSE to have material credit risk exposures with one or more counterparties.  If such counterparties fail to perform their obligations under one or more agreements, PSE could suffer a material financial loss.  As of March 31, 2011, approximately 90.8% of PSE’s energy and natural gas portfolio exposure, including NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies, while 9.2% are either rated below investment grade or are not rated by rating agencies.  PSE assesses credit risk internally for counterparties that are not rated.
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

Accumulated OCI of the cash flow hedge is also impacted by a counterparty’s deterioration of credit under ASC 815 guidelines.  If a forecasted transaction associated with cash flow hedge is not probable of occurring, PSE will reclassify the amounts deferred in accumulated OCI into earnings.
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
The Company applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate.  The fair value of derivatives includes the impact of taking into account credit and non-performance reserves.  As of March 31, 2011, the Company was in a net liability position with the majority of its counterparties, therefore the default factors of counterparties did not have a significant impact on reserves for the year.  Despite its net liability position, PSE was not required to post any additional collateral with any of its counterparties. Additionally, PSE did not trigger collateral requirements with any of its counterparties, nor were any of PSE’s counterparties required to post additional collateral resulting from credit rating downgrades.

Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, leases and anticipated long-term debt financing needed to fund capital requirements.  The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities.  The Company utilizes internal cash from operations, commercial paper and credit facilities to meet short-term funding needs.  Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable.  The Company may also enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with its debt.  As of March 31, 2011, Puget Energy had seven interest rate swap contracts outstanding and PSE did not have any outstanding interest rate swap instruments.
In February 2009, Puget Energy entered into interest rate swap transactions to hedge the risk associated with one-month LIBOR floating rate debt.  Subsequently, in order to satisfy a commitment the Company made to the Washington Commission and to mitigate refinancing risk, the Company refinanced a portion of the underlying debt hedged by the interest rate swaps. In December 2010, as a result of the refinance, the Company de-designated the cash flow hedging relationship related to the interest rate swaps. Going forward, all changes in market value will be recorded in earnings instead of OCI. At March 31, 2011, the fair value of the interest rate swaps designated as marked-to-market was a $47.8 million pre-tax loss.  This fair value considers the risk of Puget Energy’s non-performance by using Puget Energy’s incremental borrowing rate on unsecured debt over the risk-free rate in the valuation estimate.  The ending balance in OCI includes a loss of $55.1 million pre-tax and $35.8 after tax, related to the interest rate swaps designated as marked-to-market during the current reporting period. The OCI balance relates to the loss that was recorded when the cash flow hedge was de-designated in December 2010.
A hypothetical 10.0% increase or decrease in interest rates would change the fair value of interest rate swaps by $5.9 million, with a corresponding after-tax increase in unrealized loss recorded in accumulated OCI of $3.8 million.
The following table presents Puget Energy’s interest rate swaps at March 31, 2011 and December 31, 2010:

Puget Energy Derivative Portfolio (Dollars in Thousands)	March 31, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps:
Current	$--	$30,141	$--	$30,047
Long-term	--	17,623	--	27,956
Total	$--	$47,764	$--	$58,003

From time to time PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance.  The ending balance in OCI related to the forward starting swaps and previously settled treasury lock contracts at March 31, 2011 is a net loss of $7.2 million after tax and accumulated amortization.  This compares to an after-tax loss of $7.3 million in OCI as of December 31, 2010.  All financial hedge contracts of this type are reviewed by an officer, presented to the Asset Management Committee or the Board of Directors, as applicable, and are approved prior to execution.  PSE had no treasury locks or forward starting swap contracts outstanding at March 31, 2011.

Item 4.                      Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and the Vice President Finance, Treasurer and Principal Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Vice President Finance, Treasurer and Principal Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and the Vice President Finance, Treasurer and Principal Financial Officer , PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Vice President Finance, Treasurer and Principal Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

Part II                    Other Information

Item 1.                      Legal Proceedings

For details on legal proceedings, see the Litigation footnote in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q.  Contingencies arising out of the normal course of PSE’s business existed as of March 31, 2011.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of these matters.

Item 1A.                   Risk Factors

Other than the risk factor set forth below, there have been no material changes from the risk factors set forth in Part I, Item 1A in Puget Energy’s and PSE’s Form 10-K for the year ended December 31, 2010.

PSE is subject to the commodity price, delivery and credit risks associated with the energy markets as well as to supply and price risks affecting PSE’s construction and maintenance programs.
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
Further, as a consequence of its electric generation construction and reconstruction programs and investments in its electric and gas distribution systems, PSE contracts to purchase substantial quantities of steel, cable, and similar materials, and thus is subject to supply and price risks affecting these items.  To lower its financial exposure related to commodity price fluctuations, PSE may use forward delivery agreements, swaps and option contracts to hedge commodity price risk with a diverse group of counterparties.  However, PSE does not always cover the entire exposure of its assets or positions to market price volatility and the coverage will vary over time.  To the extent PSE has unhedged positions or its hedging procedures do not work as planned, fluctuating commodity prices could adversely impact its results of operations.

Item 6.                 Exhibits

Included in the Exhibit Index are a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ James W. Eldredge
James W. Eldredge Vice President, Controller and Chief Accounting Officer
Date: May 10, 2011	Chief Accounting Officer and Officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

The following exhibits are filed herewith:

12.1	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2006 through 2010, and 12 months ended March 31, 2011).
12.2	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2006 through 2010 and 12 months ended March 31, 2011).
31.1	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.