Form 10-Q
period 2011-07-28
PUGET SOUND ENERGY INC; PUGET ENERGY INC /WA
filed 2011-07-29
CIK 81100, 1085392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Forward-looking statements reflect current expectations and involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed.  Puget Energy’s and PSE’s expectations, beliefs and projections are expressed in good faith and are believed by Puget Energy and PSE, as applicable, to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in Company records and other data available from third parties.  However, there can be no assurance that Puget Energy’s and PSE’s expectations, beliefs or projections will be achieved or accomplished.
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

•	The ability to recover costs arising from changes in enacted federal, state or local tax laws in a timely manner;
•	Changes in tax law, related regulations or differing interpretation or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdictions;
•	Inability to realize deferred tax assets and use production tax credits (PTCs) due to insufficient future taxable income;
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
•
Changes in Puget Energy’s or PSE’s credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy or PSE generally, or the failure to comply with the covenants in Puget Energy’s or PSE’s credit facilities, which would limit the Company’s ability to utilize such facilities for capital; and

•
Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE’s retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder.

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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements
PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenue:
Electric	$487,721	$463,306	$1,087,454	$1,017,941
Gas	245,014	209,447	663,638	531,852
Other	(60)	534	1,176	1,700
Total operating revenue	732,675	673,287	1,752,268	1,551,493
Operating expenses:
Purchased electricity	180,022	174,833	407,918	428,996
Electric generation fuel	25,886	41,692	71,109	97,937
Residential exchange	(15,293)	(16,875)	(36,975)	(39,336)
Purchased gas	127,174	106,632	363,928	283,496
Unrealized (gain) loss on derivative instruments, net	(16,995)	(14,740)	(50,113)	45,908
Utility operations and maintenance	123,852	122,235	241,820	238,414
Non-utility expense and other	2,022	4,157	4,941	7,756
Depreciation	73,579	74,126	148,361	144,654
Amortization	18,450	19,187	36,423	34,655
Conservation amortization	23,871	22,329	56,084	40,482
Taxes other than income taxes	75,414	67,985	175,935	151,401
Total operating expenses	617,982	601,561	1,419,431	1,434,363
Operating income	114,693	71,726	332,837	117,130
Other income (deductions):
Other income	15,679	9,814	28,218	21,814
Other expense	(1,278)	(2,085)	(2,233)	(3,074)
Non-hedged interest rate derivative expense	(25,412)	--	(25,460)	--
Interest charges:
AFUDC	7,597	3,158	12,001	5,908
Interest expense	(108,961)	(77,653)	(190,009)	(160,366)
Income (loss) before income taxes	2,318	4,960	155,354	(18,588)
Income tax (benefit) expense	(2,717)	1,297	42,888	(3,060)
Net income (loss)	$5,035	$3,663	$112,466	$(15,528)

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$5,035	$3,663	$112,466	$(15,528)
Other comprehensive income (loss):
Net unrealized gain (loss) on interest rate swaps during the period, net of tax	--	(26,131)	--	(43,577)
Reclassification of net unrealized loss on interest rate swaps during the period, net of tax	15,760	5,427	19,993	10,974
Net unrealized gain (loss) from pension and postretirement plans, net of tax	(263)	839	(525)	(3)
Reclassification of net unrealized loss on energy derivative instruments during the period, net of tax	177	268	364	1,255
Other comprehensive income (loss)	15,674	(19,597)	19,832	(31,351)
Comprehensive income (loss)	$20,709	$(15,934)	$132,298	$(46,879)

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2011	December 31, 2010
Utility plant (including construction work in progress of $1,049,342 and $628,387, respectively):
Electric plant	$5,729,509	$5,253,786
Gas plant	2,164,404	2,129,200
Common plant	387,256	318,615
Less: Accumulated depreciation and amortization	(556,403)	(429,038)
Net utility plant	7,724,766	7,272,563
Other property and investments:
Goodwill	1,656,513	1,656,513
Investment in exchange power contract	21,160	22,923
Other property and investments	122,106	125,918
Total other property and investments	1,799,779	1,805,354
Current assets:
Cash and cash equivalents	22,872	36,557
Restricted cash	4,452	5,470
Accounts receivable, net of allowance for doubtful accounts of $8,136 and $9,784, respectively	259,657	327,615
Unbilled revenue	92,207	194,088
Purchased gas adjustment receivable	--	5,992
Materials and supplies, at average cost	78,997	85,413
Fuel and gas inventory, at average cost	68,196	96,633
Unrealized gain on derivative instruments	9,819	7,500
Income taxes	12,290	76,183
Prepaid expense and other	16,772	14,835
Power contract acquisition adjustment gain	108,650	134,553
Deferred income taxes	57,842	83,086
Total current assets	731,754	1,067,925
Other long-term and regulatory assets:
Regulatory assets for deferred income taxes	65,853	73,337
Regulatory asset for PURPA buyout costs	20,314	40,629
Power cost adjustment mechanism	10,601	15,618
Regulatory assets related to power contracts	76,015	116,116
Other regulatory assets	674,938	773,974
Unrealized gain on derivative instruments	8,063	8,233
Power contract acquisition adjustment gain	583,720	624,667
Other	149,873	130,920
Total other long-term and regulatory assets	1,589,377	1,783,494
Total assets	$11,845,676	$11,929,336

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2011	December 31, 2010
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$--	$--
Additional paid-in capital	3,308,957	3,308,957
Earnings reinvested in the business	12,799	17,024
Accumulated other comprehensive income (loss), net of tax	16,763	(3,069)
Total common shareholder’s equity	3,338,519	3,322,912
Long-term debt:
First mortgage bonds and senior notes	3,092,000	2,792,000
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Long-term debt	1,793,000	1,490,000
Debt discount and other	(295,228)	(311,147)
Total long-term debt	5,001,632	4,382,713
Total capitalization	8,340,151	7,705,625
Current liabilities:
Accounts payable	231,450	291,148
Short-term debt	--	247,000
Current maturities of long-term debt	--	260,000
Accrued expenses:
Purchased gas adjustment liability	12,724	--
Taxes	74,779	81,505
Salaries and wages	30,577	34,453
Interest	61,783	59,182
Unrealized loss on derivative instruments	231,622	273,100
Power contract acquisition adjustment loss	36,788	69,915
Other	88,968	114,409
Total current liabilities	768,691	1,430,712
Long-term and regulatory liabilities:
Deferred income taxes	1,148,840	1,127,611
Unrealized loss on derivative instruments	131,493	183,135
Regulatory liabilities	316,148	305,936
Regulatory liabilities related to power contracts	692,370	759,220
Power contract acquisition adjustment loss	39,516	46,779
Other deferred credits	408,467	370,318
Total long-term and regulatory liabilities	2,736,834	2,792,999
Commitments and contingencies
Total capitalization and liabilities	$11,845,676	$11,929,336

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$112,466	$(15,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	148,361	144,654
Amortization	36,423	34,655
Conservation amortization	56,084	40,482
Deferred income taxes and tax credits, net	43,278	26,467
Net unrealized (gain) loss on derivative instruments	(23,542)	45,908
Long-term service prepayment	(18,200)	--
Pension funding	(5,000)	(12,000)
Derivative contracts classified as financing activities due to merger	123,951	222,858
Other	40,124	27,893
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	169,838	181,652
Materials and supplies	6,416	(13,503)
Fuel and gas inventory	28,880	681
Income taxes	63,893	(5,786)
Prepayments and other	(2,154)	(2,319)
Purchased gas adjustment	18,716	(42,207)
Accounts payable	(51,557)	(41,413)
Taxes payable	(6,726)	(11,816)
Accrued expenses and other	116	1,148
Net cash provided by operating activities	741,367	581,826
Investing activities:
Construction expenditures – excluding equity AFUDC	(567,837)	(426,366)
Energy efficiency expenditures	(37,758)	(49,111)
Treasury grant payment received	--	28,675
Restricted cash	1,018	3,303
Other	1,525	1,331
Net cash used in investing activities	(603,052)	(442,168)
Financing activities:
Change in short-term debt and leases, net	(248,765)	(105,059)
Dividends paid	(116,691)	(103,076)
Long-term notes and bonds issued	1,087,000	575,000
Redemption of bonds and notes	(744,000)	(225,000)
Derivative contracts classified as financing activities due to merger	(123,951)	(222,858)
Issuance cost of bonds and other	(5,593)	(4,266)
Net cash provided by (used in) financing activities	(152,000)	(85,259)
Net increase (decrease) in cash and cash equivalents	(13,685)	54,399
Cash and cash equivalents at beginning of period	36,557	78,527
Cash and cash equivalents at end of period	$22,872	$132,926
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$152,789	$140,472
Cash payments (refunds) for income taxes	(64,018)	(22,513)

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenue:
Electric	$487,721	$463,306	$1,087,454	$1,017,941
Gas	245,014	209,447	663,638	531,852
Other	629	534	1,865	1,700
Total operating revenue	733,364	673,287	1,752,957	1,551,493
Operating expenses:
Purchased electricity	180,166	174,977	408,207	429,284
Electric generation fuel	25,886	41,692	71,109	97,937
Residential exchange	(15,293)	(16,875)	(36,975)	(39,336)
Purchased gas	127,174	106,632	363,928	283,496
Unrealized (gain) loss on derivative instruments, net	(9,648)	9,126	(15,632)	122,143
Utility operations and maintenance	123,852	122,235	241,820	238,414
Non-utility expense and other	2,533	3,079	5,880	4,553
Depreciation	73,579	74,126	148,361	144,654
Amortization	18,450	19,187	36,423	34,655
Conservation amortization	23,871	22,329	56,084	40,482
Taxes other than income taxes	75,414	67,985	175,935	151,401
Total operating expenses	625,984	624,493	1,455,140	1,507,683
Operating income (loss)	107,380	48,794	297,817	43,810
Other income (deductions):
Other income	15,677	9,814	28,211	21,814
Other expense	(1,278)	(2,085)	(2,233)	(3,074)
Interest charges:
AFUDC	7,597	3,158	12,001	5,908
Interest expense	(57,812)	(55,081)	(114,417)	(116,704)
Interest expense on parent note	(30)	(49)	(95)	(110)
Income (loss) before income taxes	71,534	4,551	221,284	(48,356)
Income tax (benefit) expense	20,621	4,044	66,932	(10,589)
Net income (loss)	$50,913	$507	$154,352	$(37,767)

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$50,913	$507	$154,352	$(37,767)
Other comprehensive income:
Net unrealized gain (loss) from pension and postretirement plans, net of tax	1,729	2,369	3,127	2,911
Reclassification of net unrealized loss on energy derivative instruments during the period, net of tax	3,185	7,049	15,774	26,111
Amortization of financing cash flow hedge contracts to earnings, net of tax	80	79	160	159
Other comprehensive income (loss)	4,994	9,497	19,061	29,181
Comprehensive income (loss)	$55,907	$10,004	$173,413	$(8,586)

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2011	December 31, 2010
Utility plant (at original cost, including construction work in progress of $1,049,342 and $628,387, respectively):
Electric plant	$8,059,340	$7,586,208
Gas plant	2,782,984	2,752,962
Common plant	493,454	427,227
Less: Accumulated depreciation and amortization	(3,618,735)	(3,509,277)
Net utility plant	7,717,043	7,257,120
Other property and investments:
Investment in exchange power contract	21,160	22,923
Other property and investments	111,934	115,056
Total other property and investments	133,094	137,979
Current assets:
Cash and cash equivalents	16,347	36,320
Restricted cash	4,452	5,470
Accounts receivable, net of allowance for doubtful accounts of $8,136 and $9,784, respectively	259,610	327,341
Unbilled revenue	92,207	194,088
Purchased gas adjustment receivable	--	5,992
Materials and supplies, at average cost	77,806	84,222
Fuel and gas inventory, at average cost	63,342	92,222
Unrealized gain on derivative instruments	9,819	7,500
Income taxes	11,718	62,114
Prepaid expense and other	16,566	14,412
Deferred income taxes	68,058	80,215
Total current assets	619,925	909,896
Other long-term and regulatory assets:
Regulatory assets for deferred income taxes	65,853	73,337
Regulatory asset for PURPA buyout costs	20,314	40,629
Power cost adjustment mechanism	10,601	15,618
Other regulatory assets	651,336	729,115
Unrealized gain on derivative instruments	8,063	8,233
Other	152,630	138,857
Total other long-term and regulatory assets	908,797	1,005,789
Total assets	$9,378,859	$9,310,784

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2011	December 31, 2010
Common shareholder’s equity:
Common stock $0.01 par value – 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,246,205	2,959,205
Earnings reinvested in the business	162,721	172,490
Accumulated other comprehensive loss – net of tax	(138,586)	(157,647)
Total common shareholder’s equity	3,271,199	2,974,907
Long-term debt:
First mortgage bonds and senior notes	3,092,000	2,792,000
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Debt discount	(15)	--
Total long-term debt	3,503,845	3,203,860
Total capitalization	6,775,044	6,178,767
Current liabilities:
Accounts payable	231,758	291,765
Short-term debt	--	247,000
Short-term note owed to parent	29,998	22,598
Current maturities of long-term debt	--	260,000
Accrued expenses:
Purchased gas adjustment liability	12,724	--
Taxes	74,779	81,505
Salaries and wages	30,577	34,453
Interest	55,900	54,723
Unrealized loss on derivative instruments	204,827	243,053
Other	58,630	49,661
Total current liabilities	699,193	1,284,758
Long-term and regulatory liabilities:
Deferred income taxes	1,092,924	1,034,517
Unrealized loss on derivative instruments	104,472	155,179
Regulatory liabilities	307,704	296,884
Other deferred credits	399,522	360,679
Total long-term and regulatory liabilities	1,904,622	1,847,259
Commitments and contingencies
Total capitalization and liabilities	$9,378,859	$9,310,784

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$154,352	$(37,767)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	148,361	144,654
Amortization	36,423	34,655
Conservation amortization	56,084	40,482
Deferred income taxes and tax credits, net	67,272	(470)
Net unrealized (gain) loss on derivative instruments	(15,632)	122,143
Long-term service prepayment	(18,200)	--
Pension funding	(5,000)	(12,000)
Other	15,218	23,614
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	169,612	181,441
Materials and supplies	6,416	(14,866)
Fuel and gas inventory	28,880	3,702
Income taxes	50,396	13,514
Prepayments and other	(2,154)	(2,319)
Purchased gas adjustment	18,716	(42,207)
Accounts payable	(51,865)	(41,413)
Taxes payable	(6,726)	(11,816)
Accrued expenses and other	(1,308)	253
Net cash provided by operating activities	650,845	401,600
Investing activities:
Construction expenditures – excluding equity AFUDC	(567,837)	(426,366)
Energy efficiency expenditures	(37,758)	(49,111)
Treasury grant payment received	--	28,675
Restricted cash	1,018	3,303
Other	12,042	1,331
Net cash used in investing activities	(592,535)	(442,168)
Financing activities:
Change in short-term debt and leases, net	(248,765)	(105,059)
Dividends paid	(164,121)	(145,611)
Long-term notes and bonds issued	300,000	575,000
Loan from (payment to) parent	7,400	--
Redemption of bonds and notes	(260,000)	(225,000)
Investment from parent	287,000	--
Issuance cost of bonds and other	203	(4,266)
Net cash provided by (used in) financing activities	(78,283)	95,064
Net increase (decrease) in cash and cash equivalents	(19,973)	54,496
Cash and cash equivalents at beginning of period	36,320	78,407
Cash and cash equivalents at end of period	$16,347	$132,903
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$96,703	$99,433
Cash payments (refunds) for income taxes	(50,421)	(22,404)

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Consolidation Policy

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
The consolidated financial statements of Puget Energy reflect the accounts of Puget Energy and its subsidiary, PSE.  PSE’s consolidated financial statements include the accounts of PSE and its subsidiaries.  Puget Energy and PSE are collectively referred to herein as “the Company.”  The consolidated financial statements are presented after elimination of all significant intercompany items and transactions.  PSE’s consolidated financial statements continue to be accounted for on a historical basis and do not include any purchase accounting adjustments.
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
PSE collected Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes totaling $57.1 million and $137.3 million for the three and six months ended June 30, 2011, respectively, and $52.4 million and $119.6 million for the three and six months ended June 30, 2010, respectively.  The Company reports such taxes on a gross basis in operating revenue and in taxes other than income taxes in the accompanying consolidated statements of income.

Accumulated Other Comprehensive Income (Loss)
The following tables present the components of the Company’s accumulated other comprehensive income (OCI) at June 30, 2011 and December 31, 2010:

Puget Energy (Dollars in Thousands)	June 30, 2011	December 31, 2010
Net unrealized loss on energy derivative instruments	$(2,294)	$(2,658)
Net unrealized loss on interest rate swaps	(20,048)	(40,041)
Net unrealized gain and prior service cost on pension plans	39,105	39,630
Total Puget Energy, net of tax	$16,763	$(3,069)

Puget Sound Energy (Dollars in Thousands)	June 30, 2011	December 31, 2010
Net unrealized loss on energy derivative instruments	$(18,838)	$(34,612)
Settlement of treasury rate cash flow hedge contracts	(7,097)	(7,257)
Net unrealized loss and prior service cost on pension plans	(112,651)	(115,778)
Total PSE, net of tax	$(138,586)	$(157,647)

(2)	New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of OCI as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income.
ASU 2011-05 should be applied retrospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and therefore will become effective for the Company on January 1, 2012 for the quarter ending March 31, 2012.  The Company already complies with the presentation requirement, as the Company presents the total of comprehensive income, the components of net income, and the components of OCI in two separate statements.  Therefore ASU No. 2011-05 will not have an impact on the Company’s consolidated financial statements.
The FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. Many of the amendments to Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures” (ASC 820), eliminate unnecessary wording differences between International Financial Reporting Standards (IFRS) and GAAP.  The ASU expands ASC 820’s existing disclosure requirements for fair value measurements categorized in Level 3 by requiring (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs.  In addition, the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position whose fair value must be disclosed.
Other amendments to ASC 820 include clarifying the highest and best use and valuation premise for nonfinancial assets, net risk position fair value measurement option for financial assets and liabilities with offsetting positions in market risks or counterparty credit risk, premiums and discounts in fair value measurement, and fair value of an instrument classified in a reporting entity’s shareholders’ equity.
ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011, and therefore will become effective for the Company on January 1, 2012 for the quarter ending March 31, 2012.  Other than the disclosure requirements, ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

(3)	Accounting for Derivative Instruments and Hedging Activities

The Company manages its interest rate risk primarily through the issuance of fixed-rate debt of various maturities.  The Company utilizes internal cash from operations, commercial paper and credit facilities to meet short-term funding needs.  Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable.  The Company may also enter into swap instruments or other financial hedge instruments to manage interest rate risk associated with its debt.  At the date of the merger in 2009, Puget Energy entered into interest rate swap transactions to hedge the risk associated with its one-month London Interbank Offered Rate (LIBOR) floating rate debt.  As of June 30, 2011, Puget Energy had four remaining interest rate swap contracts outstanding and PSE did not have any outstanding interest rate swap instruments.
Effective December 6, 2010, Puget Energy de-designated its interest rate derivatives previously recorded as cash flow hedges, as it intends to refinance the underlying debt over the next few years.  A portion of the outstanding interest rate swap derivative loss on December 6, 2010 remained in OCI and is being amortized as the future interest payments on the debt occur.  The portion of the outstanding interest rate swap derivative loss associated with interest payments on the debt where future occurrence became remote was reclassified from OCI into earnings.  After December 6, 2010, all gains or losses associated with the interest rate swaps are marked-to-market and recorded in Puget Energy’s earnings.
On June 3, 2011, Puget Energy issued $500.0 million of senior secured notes, with a maturity of September 1, 2021, to repay a portion of Puget Energy’s five-year term-loan.  Puget Energy paid down $484.0 million of the term-loan and, due to existing debt covenants with its banks, concurrently net settled three interest rate swaps with a total notional amount of $205.6 million for a $9.9 million loss.  Since the future debt payments related to the $484.0 million repayment were determined to be remote of occurring, Puget Energy reclassified $18.4 million loss from accumulated OCI into earnings.  At June 30, 2011, the fair value of the interest rate swap contracts outstanding in accumulated OCI was a $53.8 million pre-tax loss.
In July 2009, the Company discontinued cash flow hedge accounting for all energy related derivatives. As a result, the natural gas and electric derivative portfolios are marked-to-market and changes in value are recorded in earnings. However, amounts previously recorded in accumulated OCI continue to be deferred until the forecasted transaction occurs or management determines that the forecasted transaction is remote.  Amounts deferred are reclassified into earnings in the period in which the forecasted transaction settles or is deemed probable of not occurring.
PSE employs various portfolio optimization strategies, but is not in the business of assuming risk for the purpose of realizing speculative trading revenue.  The nature of serving regulated electric customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to volumetric and commodity price risks within the sharing mechanism of the Power Cost Adjustment (PCA).  Therefore, wholesale market transactions are focused on balancing PSE’s energy portfolio, reducing costs and risks where feasible and reducing volatility in costs and margins in the portfolio.  PSE’s energy risk portfolio management function monitors and manages these risks using analytical models and tools.  In order to manage risks effectively, PSE enters into physical and financial transactions which are appropriate for the service territory of PSE and are relevant to its regulated electric and natural gas portfolios.

The following tables present the fair value and locations of the Company’s derivative instruments recorded on the balance sheets at June 30, 2011 and December 31, 2010:

Derivatives Not Designated as Hedging Instruments
Puget Energy	June 30, 2011		December 31, 2010
(Dollars in Thousands)	Assets 1	Liabilities 2	Assets 1	Liabilities 2
Interest rate swaps:
Current	$--	$26,795	$--	$30,047
Long-term	--	27,021	--	27,956
Electric portfolio:
Current	5,145	130,701	4,716	142,780
Long-term	4,300	71,660	5,046	99,801
Gas portfolio: 3
Current	4,674	74,126	2,784	100,273
Long-term	3,763	32,812	3,187	55,378
Total derivatives	$17,882	$363,115	$15,733	$456,235

Derivatives Not Designated as Hedging Instruments
Puget Sound Energy	June 30, 2011		December 31, 2010
(Dollars in Thousands)	Assets 1	Liabilities 2	Assets 1	Liabilities 2
Electric portfolio:
Current	$5,145	$130,701	$4,716	$142,780
Long-term	4,300	71,660	5,046	99,801
Gas portfolio: 3
Current	4,674	74,126	2,784	100,273
Long-term	3,763	32,812	3,187	55,378
Total derivatives	$17,882	$309,299	$15,733	$398,232
___________
1	Balance sheet location: Unrealized gain on derivative instruments.
2	Balance sheet location: Unrealized loss on derivative instruments.
3
The Company had a derivative liability and an offsetting regulatory asset of $98.5 million and $149.7 million at June 30, 2011 and December 31, 2010, respectively, related to financial contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.  All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980, “Regulated Operations” (ASC 980), due to the Purchased Gas Adjustment (PGA) mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism and the gains and losses on the hedges in future periods will be recorded as gas costs.

For further details regarding the fair value of derivative instruments, see Note 4.
The following tables present the net unrealized (gain) loss of the Company’s derivative instruments recorded on the statements of income for the three and six months ended June 30, 2011 and 2010:

Puget Energy	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2011	2010	2011	2010
Gas / Power NPNS 1	$(2,720)	$(7,985)	$(10,769)	$(33,584)
Gas for power generation	1,261	(71)	(40,262)	48,919
Power exchange	--	(530)	--	(1,457)
Power	(15,536)	(6,154)	918	32,030
Total net unrealized (gain) loss on derivative instruments	$(16,995)	$(14,740)	$(50,113)	$45,908
Interest expense – interest rate swaps	$14,171	$--	$12,245	$--
Other deductions – interest rate swaps	$16,126	$--	$14,326	$--
___________
1	Gains related to Normal Purchase Normal Sale (NPNS) contracts at the merger date are subsequently amortized over the remaining life.

Puget Sound Energy	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2011	2010	2011	2010
Gas for power generation	$1,476	$5,516	$(23,201)	$77,721
Power exchange	--	(530)	--	(1,457)
Power	(11,124)	4,140	7,569	45,879
Total net unrealized (gain) loss on derivative instruments	$(9,648)	$9,126	$(15,632)	$122,143

The following tables present the effect of hedging instruments on the Puget Energy’s OCI and statements of income, which are based on derivatives that were in a previous cash flow hedging relationship, for the three and six months ended June 30, 2011 and 2010:

Puget Energy (Dollars in Thousands)	Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion 1)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 2)
	2011	2010	Location	2011	2010
Interest rate contracts:	$--	$(26,131)	Interest expense	$(24,246)	$(8,349)
Commodity contracts: Electric derivatives	--	--	Electric generation fuel	(20)	--
			Purchased electricity	(252)	(412)
Total	$--	$(26,131)		$(24,518)	$(8,761)

Puget Energy (Dollars in Thousands)	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion 1)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 2)
	2011	2010	Location	2011	2010
Interest rate contracts:	$--	$(43,577)	Interest expense	$(30,758)	$(16,883)
Commodity contracts: Electric derivatives	--	--	Electric generation fuel	(50)	(122)
			Purchased electricity	(510)	(1,809)
Total	$--	$(43,577)		$(31,318)	$(18,814)
___________
1	Changes in OCI are reported in after-tax dollars.
2	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

The following tables present the effect of hedging instruments on PSE’s OCI and statements of income, which are based on derivatives that were in a previous cash flow hedging relationship, for the three and six months ended June 30, 2011 and 2010:

Puget Sound Energy (Dollars in Thousands)	Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion 1)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 2)
	2011	2010	Location	2011	2010
Interest rate contracts:	$--	$--	Interest expense	$(123)	$(122)
Commodity contracts: Electric derivatives	--	--	Electric generation fuel	(237)	(5,587)
			Purchased electricity	(4,663)	(5,259)
Total	$--	$--		$(5,023)	$(10,968)

Puget Sound Energy (Dollars in Thousands)	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion 1)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 2)
	2011	2010	Location	2011	2010
Interest rate contracts:	$--	$--	Interest expense	$(246)	$(245)
Commodity contracts: Electric derivatives	--	--	Electric generation fuel	(17,109)	(28,923)
			Purchased electricity	(7,159)	(11,248)
Total	$--	$--		$(24,514)	$(40,416)
___________
1	Changes in OCI are reported in after-tax dollars.
2	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

For derivative instruments that met cash flow hedge criteria, the effective portion of the gain or loss on the derivative was reported as a component of accumulated OCI during the hedging period and will be reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings.  Puget Energy expects that $17.6 million of losses in accumulated OCI will be reclassified into earnings within the next twelve months.  PSE expects that $16.5 million of losses in accumulated OCI will be reclassified into earnings within the next twelve months.  The maximum length of time over which the Company is economically hedging its exposure to the variability of future cash flows extends to February 2015 for purchased electricity contracts, October 2015 for gas for power generation contracts and February 2014 for interest rate swaps.  Additionally, the maximum length of contract transactions deferred in accumulated OCI extends to February 2015 for purchased electricity contracts, January 2012 for gas for power generation contracts and February 2014 for interest rate swaps.
The following tables present the effect of the Company’s derivatives not designated as hedging instruments on income during the three and six months ended June 30, 2011 and 2010:

Puget Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Location	2011	2010	2011	2010
Interest rate contracts:	Other deductions	$(25,412)	$--	$(25,460)	$--
	Interest expense	(22,699)	--	(27,276)	--
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net 1	14,275	6,754	39,344	(79,493)
	Electric generation fuel	(8,808)	(8,343)	(49,622)	(33,000)
	Purchased electricity	(19,158)	(11,476)	(33,830)	(18,200)
Total gain (loss) recognized in income on derivatives		$(61,802)	$(13,065)	$(96,844)	$(130,693)
___________
1
Differs from the amounts stated in the statements of income as it does not include amortization expense related to contracts that were recorded at fair value at the time of the February 2009 merger and subsequently designated as NPNS of $2.7 million and $10.8 million for the three and six months ended June 30, 2011 and $8.0 million and $33.6 million for the three and six months ended June 30, 2010, respectively.

Puget Sound Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Location	2011	2010	2011	2010
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net	$9,648	$(9,126)	$15,632	$(122,143)
	Electric generation fuel	(8,808)	(8,343)	(49,622)	(33,000)
	Purchased electricity	(19,158)	(11,476)	(33,830)	(18,200)
Total gain (loss) recognized in income on derivatives		$(18,318)	$(28,945)	$(67,820)	$(173,343)

The Company had the following outstanding commodity contracts as of June 30, 2011:

Derivatives not designated as hedging instruments:	Number of Units
Puget Energy:
Interest rate swaps	$1.277 billion
Puget Energy and Puget Sound Energy:
Gas derivatives 1	374,812,103 MMBtus
Electric generation fuel	92,925,279 MMBtus
Purchased electricity	10,351,400 MWhs
__________
1	Unrealized gains (losses) on gas derivatives are offset by a regulatory asset or liability in accordance with ASC 980 due to the PGA mechanism.

The Company is exposed to credit risk primarily through buying and selling electricity and natural gas to serve its customers and through interest rate swaps.  Credit risk is the potential loss resulting from a counterparty’s non-performance under an agreement.  The Company manages credit risk with policies and procedures for, among other things, counterparty credit analysis, exposure measurement, exposure monitoring and exposure mitigation.
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
It is possible that volatility of energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties.  If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss.  As of June 30, 2011, approximately 99.9% of the Company’s energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies while 0.1% are either rated below investment grade or are not rated by rating agencies.  The Company assesses credit risk internally for counterparties that are not rated.
The Company generally enters into the following master agreements: (1) WSPP, Inc. (WSPP) agreements – standardized power sales contracts in the electric industry; (2) International Swaps and Derivatives Association (ISDA) agreements – standardized financial gas and electric contracts; and (3) North American Energy Standards Board (NAESB) agreements – standardized physical gas contracts.  The Company believes that such agreements reduce credit risk exposure because the agreements provide for the netting and offsetting of monthly payments and, in the event of counterparty default, termination payments.
The Company computes credit reserves at a master agreement level by counterparty (i.e., WSPP, ISDA, or NAESB).  The Company considers external credit ratings and market factors, such as credit default swaps and bond spreads, in determination of reserves.  The Company recognizes that external ratings may not always reflect how a market participant perceives a counterparty’s risk of default.  The Company uses both default factors published by Standard & Poor’s and factors derived through analysis of market risk, which reflect the application of an industry standard recovery rate.  The Company selects a default factor by counterparty at an aggregate master agreement level based on a weighted-average default tenor for that counterparty’s deals.  The default tenor is used by weighting the fair value and contract tenors for all deals for each counterparty and arriving at an average value.  The default factor used is dependent upon whether the counterparty is in a net asset or a net liability position after applying the master agreement levels.
The Company applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  The Company applies its own default factor to compute credit reserves for counterparties that are in a net liability position.  Credit reserves are booked as contra accounts to unrealized gain (loss) positions.  As of June 30, 2011, the Company was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the quarter.  The majority of the Company’s derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council.  Despite its net liability position, PSE was not required to post additional collateral with any of its counterparties.  Additionally, PSE did not trigger collateral requirements with any of its counterparties nor were any of PSE’s counterparties required to post additional collateral resulting from credit rating downgrades.
As of June 30, 2011, the Company did not have any outstanding energy supply contracts with counterparties that contained credit risk-related contingent features, which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in a net liability position.
The following table presents the fair value of the overall contractual contingent liability positions for the Company’s derivative activity at June 30, 2011:

Puget Energy and Puget Sound Energy Contingent Feature (Dollars in Thousands)	Fair Value 1 Liability	Posted Collateral	Contingent Collateral
Credit rating 2	$(39,652)	$--	$39,652
Requested credit for adequate assurance	(102,051)	--	--
Forward value of contract 3	(11,485)	--	--
Total	$(153,188)	$--	$39,652
__________
1
Represents the fair value of derivative contracts with contingent features for counterparties in net derivative liability positions at June 30, 2011.  Excludes NPNS, accounts payable and accounts receivable.

2	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating’s agencies provides counterparties a contractual right to demand collateral.
3	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(4)	Fair Value Measurements

GAAP established a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy categorizes the inputs into three levels with the highest priority given to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority given to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy are as follows:

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.  Level 2 includes those financial instruments that are valued using models or other valuation methodologies.  Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards and options.

Level 3 – Pricing inputs include significant inputs that have little or no observability as of the reporting date.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. If a fair value measurement relies on inputs from different levels of the hierarchy, the entire measurement must be placed based on the lowest level input that is significant to the fair value measurement.  The Company primarily determines fair value measurements classified as Level 2 or Level 3 using a combination of the income and market valuation approaches.  On a daily basis, the Company obtains quoted forward prices for the electric and natural gas market from an independent external pricing service.  These forward price quotes are used in addition to other various inputs to determine the reported fair value.  Some of the inputs include the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), assumptions for time value, and also the impact of the Company’s nonperformance risk of its liabilities.
As of June 30, 2011, the Company considered the markets for its electric and natural gas as Level 2 derivative instruments, since such contracts are commonly traded as over-the-counter forwards with indirectly observable price quotes.  Management’s assessment was based on the trading activity volume in real-time and forward electric and natural gas markets.  The Company regularly confirms the validity of pricing service quoted prices (e.g., Level 2 in the fair value hierarchy) used to value commodity contracts with the actual prices of commodity contracts entered into during the most recent quarter.
The following tables present the Company’s financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis and the reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy as of June 30, 2011 and December 31, 2010:

Puget Energy	Fair Value Measurement at June 30, 2011				Fair Value Measurement at December 31, 2010
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$--	$1,675	$7,770	$9,445	$--	$1,874	$7,888	$9,762
Gas derivative instruments	--	2,345	6,092	8,437	--	1,487	4,484	5,971
Cash equivalents	5,606	4,779	--	10,385	15,184	5,450	--	20,634
Restricted cash	2,340	--	--	2,340	3,246	--	--	3,246
Total assets	$7,946	$8,799	$13,862	$30,607	$18,430	$8,811	$12,372	$39,613
Liabilities:
Electric derivative instruments	$--	$113,297	$89,064	$202,361	$--	$147,257	$95,324	$242,581
Gas derivative instruments	--	100,603	6,335	106,938	--	147,308	8,343	155,651
Interest rate derivative instruments	--	53,816	--	53,816	--	58,003	--	58,003
Total liabilities	$--	$267,716	$95,399	$363,115	$--	$352,568	$103,667	$456,235

Puget Sound Energy	Fair Value Measurement at June 30, 2011				Fair Value Measurement at December 31, 2010
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$--	$1,675	$7,770	$9,445	$--	$1,874	$7,888	$9,762
Gas derivative instruments	--	2,345	6,092	8,437	--	1,487	4,484	5,971
Cash equivalents	--	4,779	--	4,779	15,184	5,450	--	20,634
Restricted cash	2,340	--	--	2,340	3,246	--	--	3,246
Total assets	$2,340	$8,799	$13,862	$25,001	$18,430	$8,811	$12,372	$39,613
Liabilities:
Electric derivative instruments	$--	$113,297	$89,064	$202,361	$--	$147,257	$95,324	$242,581
Gas derivative instruments	--	100,603	6,335	106,938	--	147,308	8,343	155,651
Total liabilities	$--	$213,900	$95,399	$309,299	$--	$294,565	$103,667	$398,232

Puget Energy and Puget Sound Energy Level 3 Roll-Forward Net (Liability)	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Thousands)	2011		2010		2011		2010
Balance at beginning of period	$(91,543)		$(128,835)		$(91,295)		$(100,333)
Changes during period:
Realized and unrealized energy derivatives
- included in earnings	(4,244	) 1	(10,017	) 2	(19,951	) 1	(79,616	) 2
- included in regulatory assets / liabilities	1,860		(644)		2,979		(839)
Settlements 3	7,107		5,512		17,547		13,340
Transferred into Level 3	363		(536)		363		(536)
Transferred out of Level 3	4,920		(601)		8,820		32,863
Balance at end of period	$(81,537)		$(135,121)		$(81,537)		$(135,121)
__________
1
Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric and gas derivatives of $(3.1) million and $(1.9) million, respectively, for the three months ended June 30, 2011 and $(17.5) million and $(0.8) million for electric and gas derivatives for the six months ended June 30, 2011, respectively.

2
Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric and gas derivatives of $(3.9) million and $(6.2) million, respectively, for the three months ended June 30, 2010 and $(39.3) million and $(28.0) million for electric and gas derivatives for the six months ended June 30, 2010, respectively.

3	The Company had no purchases or issuances during the reported periods.

Realized gains and losses on energy derivatives for Level 3 recurring items are included in energy costs in the Company’s consolidated statements of income under purchased electricity, electric generation fuel or purchased natural gas when settled.
Unrealized gains and losses on energy derivatives for Level 3 recurring items are included in net unrealized (gain) loss on derivative instruments in the Company’s consolidated statements of income.  Certain energy derivative instruments are classified as Level 3 in the fair value hierarchy since Level 3 inputs are significant to the fair value measurement.  Energy derivatives transferred out of Level 3 represent existing assets or liabilities that were classified as Level 3 at the beginning of the reporting period for which the lowest significant input became observable during the current reporting period and were transferred into Level 2.  Conversely, energy derivatives transferred into Level 3 from Level 2 represent scenarios in which the lowest significant input became unobservable during the current reporting period.  The Company did not have any transfers between Level 2 and Level 1 during the three and six months ended June 30, 2011 or 2010.

(5)	Estimated Fair Value of Financial Instruments

The following tables present the carrying amounts and estimated fair value of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
Puget Energy (Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$22,872	$22,872	$36,557	$36,557
Restricted cash	4,452	4,452	5,470	5,470
Notes receivable and other	70,582	70,582	72,419	72,419
Electric derivatives	9,445	9,445	9,762	9,762
Gas derivatives	8,437	8,437	5,971	5,971
Liabilities:
Short-term debt	$--	$--	$247,000	$247,000
Junior subordinated notes	250,000	249,789	250,000	246,864
Current maturities of long-term debt (fixed-rate)	--	--	260,000	261,472
Long-term debt (fixed-rate), net of discount	3,924,904	4,633,191	3,119,660	3,718,303
Long-term debt (variable-rate), net of discount	826,728	887,421	1,013,053	1,083,117
Electric derivatives	202,361	202,361	242,581	242,581
Gas derivatives	106,938	106,938	155,651	155,651
Interest rate derivatives	53,816	53,816	58,003	58,003

	June 30, 2011		December 31, 2010
Puget Sound Energy (Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$16,347	$16,347	$36,320	$36,320
Restricted cash	4,452	4,452	5,470	5,470
Notes receivable and other	70,582	70,582	72,419	72,419
Electric derivatives	9,445	9,445	9,762	9,762
Gas derivatives	8,437	8,437	5,971	5,971
Liabilities:
Short-term debt	$--	$--	$247,000	$247,000
Short-term debt owed by PSE to Puget Energy 1	29,998	29,998	22,598	22,598
Junior subordinated notes	250,000	249,789	250,000	246,864
Current maturities of long-term debt (fixed-rate)	--	--	260,000	261,472
Non-current maturities of long-term debt (fixed-rate)	3,253,845	3,670,945	2,953,860	3,267,994
Electric derivatives	202,361	202,361	242,581	242,581
Gas derivatives	106,938	106,938	155,651	155,651
___________
1	Short-term debt owed by PSE to Puget Energy is eliminated upon consolidation of Puget Energy.

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
The February 6, 2009 merger of Puget Energy with Puget Holdings triggered a new basis of accounting for PSE’s retirement benefit plans in the Puget Energy consolidated financial statements.  Such purchase accounting adjustments associated with the remeasurement of the retirement plans are recorded at Puget Energy.
The following tables summarize the Company’s net periodic benefit cost for the three and six months ended June 30, 2011 and 2010:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in Thousands)	2011	2010	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$4,059	$4,037	$310	$267	$31	$12
Interest cost	6,630	7,032	548	555	204	208
Expected return on plan assets	(8,860)	(8,207)	--	--	(125)	(130)
Amortization of prior service cost	(495)	--	--	--	--	--
Amortization of net loss (gain)	--	--	90	(1)	1	(31)
Net periodic benefit cost	$1,334	$2,862	$948	$821	$111	$59

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2011	2010	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$8,119	$8,074	$620	$523	$62	$42
Interest cost	13,259	14,064	1,096	1,096	409	426
Expected return on plan assets	(17,720)	(16,413)	--	--	(250)	(254)
Amortization of prior service cost	(990)	--	--	--	--	--
Amortization of net loss (gain)	--	--	180	(1)	1	(33)
Net periodic benefit cost	$2,668	$5,725	$1,896	$1,618	$222	$181

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in Thousands)	2011	2010	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$4,059	$4,037	$310	$267	$31	$12
Interest cost	6,629	7,032	548	555	204	208
Expected return on plan assets	(11,056)	(10,994)	--	--	(125)	(130)
Amortization of prior service cost	(393)	185	141	175	16	(1)
Amortization of net loss (gain)	2,695	1,706	298	154	(109)	(120)
Amortization of transition obligation	--	--	--	--	13	12
Net periodic benefit cost	$1,934	$1,966	$1,297	$1,151	$30	$(19)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2011	2010	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$8,119	$8,074	$621	$523	$62	$42
Interest cost	13,259	14,064	1,096	1,096	409	426
Expected return on plan assets	(22,112)	(21,988)	--	--	(250)	(254)
Amortization of prior service cost	(786)	370	281	316	31	32
Amortization of net loss (gain)	5,389	3,412	597	346	(217)	(239)
Amortization of transition obligation	--	--	--	--	25	24
Net periodic benefit cost	$3,869	$3,932	$2,595	$2,281	$60	$31

The following table summarizes the Company’s change in benefit obligation for the periods ended June 30, 2011 and December 31, 2010:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Change in benefit obligation:
Benefit obligation at beginning of period	$532,615	$504,786	$44,322	$39,152	$16,579	$15,953
Service cost	8,118	16,089	620	1,024	62	106
Interest cost	13,259	27,975	1,096	2,165	409	880
Amendment	--	(21,866)	--	--	--	--
Actuarial loss	--	32,163	--	3,663	--	867
Benefits paid	(17,700)	(26,532)	(1,176)	(1,682)	(921)	(2,030)
Medicare part D subsidiary received	--	--	--	--	2	803
Benefit obligation at end of period	$536,292	$532,615	$44,862	$44,322	$16,131	$16,579

The fair value of the Company’s pension plan assets was $541.7 million and $526.5 million at June 30, 2011 and December 31, 2010, respectively.
The Company anticipates its aggregate contributions to fund the retirement plan, and payments to the SERP and the other post retirement plan to be at least $5.0 million, $3.5 million and $0.5 million, respectively, for the year ending December 31, 2011.  During the three months ended June 30, 2011, the Company contributed $0.8 million and $0.3 million to meet the SERP and the other postretirement obligations, respectively.  During the six months ended June 30, 2011, the Company contributed $5.0 million, $1.2 million and $0.6 million to fund the qualified retirement plan, SERP and the other postretirement plan, respectively.
As a result of the Patient Protection and Affordable Care Act of 2010, PSE recorded a one-time tax expense of $0.8 million during the six months ended June 30, 2010, related to a Medicare D subsidy that PSE receives.  These subsidies have been non-taxable in the past and will be subject to federal income taxes after 2012 as a result of the legislation.

(7)	Regulation and Rates

On March 14, 2011, the Washington Commission issued an order authorizing PSE to increase its natural gas general tariff rates by $19.0 million on an annual basis, or 1.8%, effective April 1, 2011.
On June 13, 2011, PSE filed a general rate increase with the Washington Commission which proposed an increase in electric rates of $160.7 million or 8.1%, and an increase in natural gas rates of $31.9 million or 3.0%, to be effective May 2012.  PSE requested a weighted cost of capital of 8.42%, or 7.29% after-tax, and a capital structure of 48.0% in common equity with a return on equity of 10.8%.  The filing also proposes a conservation savings adjustment mechanism related to energy efficiency services for business and residential customers.

(8)	Litigation

Residential Exchange. PSE has been a party to certain agreements with the Bonneville Power Administration (BPA) that provide payments under its Residential Exchange Program (REP) to PSE, which PSE passes through to its residential and small farm electric customers.  PSE has agreements with the BPA for REP payments through 2011 and for the period 2011 to 2028.  In December 2008, PSE and other parties sought United States Court of Appeals for the Ninth Circuit review regarding BPA’s agreements for REP payments during these periods.  The amounts of REP payments under these agreements and the methods utilized in setting them are subject to FERC review or judicial review, or both, and are subject to adjustment, which may affect the amount of REP payments made or to be made by BPA to PSE.  It is not clear what impact, if any, these reviews or other REP-related litigation may ultimately have on PSE.

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
On March 29, 2007, a second complaint related to pond seepage was filed in Montana State District Court in Rosebud County, on behalf of two ranch owners alleging damage due to the Colstrip Units 3 & 4 effluent holding pond.  A mediation between plaintiffs and PPL Montana, LLC, the operator of Units 3 & 4, took place on July 14, 2010 and parties are working toward a final settlement.

Snoqualmie Falls.  On July 7, 2010, a lawsuit was filed in the U.S. District Court for the Western District of Washington by the Snoqualmie Valley Preservation Alliance, a group of downstream landowners, against the United States Army Corps of Engineers (Corps) challenging permits issued by the Corps in connection with the redevelopment of the Snoqualmie Falls Hydroelectric Project.  PSE sought and was granted permission to intervene in the proceeding.  Motions for summary judgment were filed by the plaintiffs and the Corps.  PSE joined the Corps’ motion and filed a motion for summary judgment arguing the plaintiffs’ claims were barred as untimely and improper.  On March 30, 2011, the District Court issued an order granting the Corps’ motion for summary judgment, denying the plaintiffs’ motion for summary judgment and dismissing the plaintiffs’ lawsuit.  On May 26, 2011, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit, claiming that the District Court erred in dismissing the lawsuit.  All briefing must be submitted by October 20, 2011.  Oral argument on the appeal will occur thereafter, with a decision by the Court of Appeals to follow.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of this matter.

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
The Company evaluated its power purchase agreements and determined it was not the primary beneficiary of any VIEs.  The Company previously disclosed two potentially significant variable interests in prior periods, both of which are qualifying facilities contracts that expire at the end of 2011.  The Company requested information from the relevant entities; however, they refused to provide the necessary information to the Company since they are not required to do so under their contracts.  If the variable interests were determined to be VIEs, the Company has concluded it is not the primary beneficiary of these entities based on available information and it has no exposure to losses on these contracts.  For the three months ended June 30, 2011 and 2010, the Company’s purchased power expense for these entities was $37.4 million and $39.6 million, respectively.  For the six months ended June 30, 2011 and 2010, the Company’s purchased power expense for these entities was $85.5 million and $87.2 million, respectively.

(10)	Other

Bond Issuances. On June 3, 2011, Puget Energy issued $500.0 million of senior secured notes.  The notes are secured by an interest in substantially all of Puget Energy’s assets, which consists mainly of all the issued and outstanding stock of PSE and the stock of Puget Energy held by Puget Equico LLC (Puget Equico).  The notes mature on September 1, 2021 and have an interest rate of 6.0%.  Net proceeds from the note offering were used by Puget Energy to repay $484.0 million of its five-year term-loans and $9.9 million to unwind three outstanding interest rate swaps.
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

Capital Contribution.  On February 3, 2011, and on May 23, 2011, Puget Energy drew $175.0 million and $112.0 million from its capital expenditures credit facility to make capital contributions to PSE.  Proceeds were used by PSE to fund capital expenditures.

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

The following table presents the Company’s AFUDC amounts for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2011	2010	2011	2010
Equity AFUDC	$8,299	$2,432	$12,033	$4,351
Washington Commission AFUDC	365	1,047	4,271	2,319
Total in other income	8,664	3,479	16,304	6,670
Debt AFUDC	7,597	3,157	12,001	5,907
Total AFUDC	$16,261	$6,636	$28,305	$12,577

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
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, PSE’s net income was positively affected by the following three factors:  (1) an increase in net unrealized gain on derivative instruments primarily due to reversal of prior period losses on settled gas and power contracts partially offset by declining wholesale electricity and natural gas prices; (2) an increase in electric and natural gas retail sales primarily due to cooler temperatures in 2011 as compared to warmer than normal temperatures in 2010 during the first quarter; and (3) lower power costs resulting from above-average hydroelectric and wind conditions that positively impacted PSE’s electric generation in 2011 as compared to higher costs resulting from below-average hydroelectric and wind conditions in 2010.  Further detail on each of these primary drivers, as well as other factors affecting PSE’s performance, is set forth in this “Overview” section, as well as in other sections of the Management’s Discussion & Analysis.

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

Regulation of PSE Rates and Recovery of PSE Costs. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity.  PSE is highly regulated and the rates that it charges its retail customers are determined by the Washington Utilities and Transportation Commission (Washington Commission).  The Washington Commission determines these rates based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year.  Incremental customer growth and sales typically do not provide sufficient revenue to cover year-to-year cost growth, thus rate increases are required.  If, in a particular year, PSE’s costs are higher than what is allowed to be recovered in rates, revenue may not be sufficient to permit PSE to earn its allowed return.  In addition, the Washington Commission determines whether expenses and investments are reasonable and prudent in providing electric and natural gas service.  If the Washington Commission determines that part of PSE’s costs do not meet the standard applied, those costs may be disallowed partially or entirely and not recovered in rates.

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

PSE had a favorable PCA imbalance for the three and six months ended June 30, 2011, which was $24.0 million and $30.4 million, respectively, below the “power cost baseline” level as compared to a favorable imbalance of $9.8 million for the three months ended June 30, 2010 and an unfavorable imbalance of $25.0 million for the six months ended June 30, 2010.
The following table sets forth electric rate adjustments approved by the Washington Commission and the corresponding impact on PSE’s annual revenue based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase in Rates	Annual Increase in Revenue (Dollars in Millions)
Electric General Rate Case	April 8, 2010	3.7%	$ 74.1

Natural Gas Rates
On April 26, 2011, PSE filed a new tariff for a Pipeline Integrity Program.  This program is intended to enhance pipeline safety by providing for the timely recovery of the Company’s replacement of certain natural gas system infrastructure that would emphasize system reliability, integrity and safety.  The Washington Commission suspended this tariff for hearings on July 14, 2011.
On March 14, 2011, the Washington Commission issued its order authorizing PSE to increase its natural gas general tariff rates by $19.0 million or 1.8% on an annual basis effective April 1, 2011.
PSE has a Purchased Gas Adjustment (PGA) mechanism in retail natural gas rates to recover variations in natural gas supply and transportation costs.  Variations in natural gas rates are passed through to customers, therefore, PSE’s net income is not affected by such variations.  Changes in the PGA rates affect PSE’s revenue, but do not impact net income as the changes to revenue are offset by increased or decreased purchased gas and gas transportation costs.
The following table sets forth natural gas rate adjustments approved by the Washington Commission and the corresponding impact to PSE’s annual revenue based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenue (Dollars in Millions)
Natural Gas General Tariff Adjustment	April 1, 2011	1.8%	$ 19.0
Purchased Gas Adjustment	November 1, 2010	1.9	18.3
Natural Gas General Rate Case	April 8, 2010	0.8	10.1
Purchased Gas Adjustment	October 1, 2009 – October 31, 2010	(17.1)	(198.1)
Purchased Gas Adjustment	June 1, 2009 – May 31, 2010	(1.8)	(21.2)

Weather Conditions.  Weather conditions in PSE’s service territory have a significant impact on customer energy usage, affecting PSE’s revenue and energy supply expenses.  PSE’s operating revenue and associated energy supply expenses are not generated evenly throughout the year.  While both PSE’s electric and natural gas sales are generally greatest during winter months, variations in energy usage by customers occur from season to season and month to month within a season, primarily as a result of weather conditions.  PSE normally experiences its highest retail energy sales, and subsequently higher power costs, during the winter heating season in the first and fourth quarters of the year and its lowest sales in the third quarter of the year.  Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult.  PSE reported higher customer usage in the three and six months ended June 30, 2011 primarily due to Pacific Northwest temperatures being 1.1 and 2.9 degrees cooler, respectively, as compared to the same periods in 2010.
Customer Demand. PSE expects the number of natural gas customers to grow at rates slightly above electric customers.  Both residential electric and natural gas customers are expected to continue a long-term trend of slow decline of energy usage based on continued energy efficiency improvements and the effect of higher retail rates.  The effects of the current recession on Washington’s economy have exacerbated a decline in customer usage in the second quarter of 2011.
Access to Debt Capital. PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term debt markets to fund its utility construction program and to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from operations or equity investment from its parent, Puget Energy.  Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade.  However, a ratings downgrade could adversely affect the Company’s ability to renew existing, or obtain access to, new credit facilities and could increase the cost of such facilities.  For example, under Puget Energy’s and PSE’s credit facilities, both of which expire in 2014, the borrowing costs and commitment fees increase as their respective credit ratings decline.  If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or acquisitions, including generating capacity, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected.  PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs.
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

Other Challenges and Strategies
Energy Supply.  PSE’s current Integrated Resource Plan (IRP), as filed with the Washington Commission on May 31, 2011 following a period of review and comment, projects that future energy needs will exceed current resources from long-term power purchase agreements and Company-controlled power resources.  The IRP identifies reductions in contractual supplies of energy and capacity available under certain long-term power purchase agreements, requiring replacement of supplies to meet projected demands over its 20 year planning horizon.  Therefore, PSE’s IRP sets forth a multi-part strategy of implementing energy efficiency programs and pursuing additional renewable resources (primarily wind) and the additional base load natural gas-fired generation to meet the growing needs of its customers.  If PSE cannot acquire needed energy supply resources at a reasonable cost, it may be required to purchase additional power in the open market at a cost that could, in the absence of regulatory relief, significantly increase its expenses and reduce earnings and cash flows.  Factors influencing the Company’s decision-making as to the development or purchase of electric generation (and the timing of such development or purchase) include forecasted future customer energy demands, trends in energy markets, existing and proposed state and federal legislation, regulation and, especially with respect to PSE’s wind development assets, the status and availability of production tax credits, treasury grants, or other supportive programs.
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
Operational Risks Associated With Generating Facilities. PSE owns and operates coal, natural gas-fired, hydroelectric, wind-powered, solar and oil-fired generating facilities.  Operation of electric generating facilities involves risks that can adversely affect energy output and efficiency levels, including facility shutdowns due to equipment and process failures or fuel supply interruptions.  PSE does not have business interruption insurance coverage to cover replacement power costs.
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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.  The following table presents the consolidated financial results of PSE for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
Puget Sound Energy (Dollars in Thousands)	2011	2010	Percent Change	2011	2010	Percent Change
Operating revenue:
Electric
Residential sales	$266,097	$252,564	5.4%	$635,413	$574,806	10.5%
Commercial sales	198,732	198,750	*	429,216	414,952	3.4
Industrial sales	25,889	24,594	5.3	53,384	50,037	6.7
Other retail sales, including unbilled revenue	(9,496)	(17,507)	(45.8)	(32,309)	(46,554)	(30.6)
Total retail sales	481,222	458,401	5.0	1,085,704	993,241	9.3
Transportation sales	2,298	2,755	(16.6)	4,839	5,883	(17.7)
Sales to other utilities and marketers	5,495	(3,293)	*	14,443	13,915	3.8
Other	(1,294)	5,443	*	(17,532)	4,902	*
Total electric operating revenue	487,721	463,306	5.3	1,087,454	1,017,941	6.8
Gas
Residential sales	155,350	130,787	18.8	436,965	344,952	26.7
Commercial sales	74,712	64,019	16.7	193,281	155,609	24.2
Industrial sales	7,621	7,232	5.4	18,697	16,452	13.6
Total retail sales	237,683	202,038	17.6	648,943	517,013	25.5
Transportation sales	3,662	3,667	(0.1)	7,388	7,042	4.9
Other	3,669	3,742	(2.0)	7,307	7,797	(6.3)
Total gas operating revenue	245,014	209,447	17.0	663,638	531,852	24.8
Non-utility operating revenue	629	534	17.8	1,865	1,700	9.7
Total operating revenue	733,364	673,287	8.9	1,752,957	1,551,493	13.0
Operating expenses:
Energy costs:
Purchased electricity	180,166	174,977	(3.0)	408,207	429,284	4.9
Electric generation fuel	25,886	41,692	37.9	71,109	97,937	27.4
Residential exchange	(15,293)	(16,875)	9.4	(36,975)	(39,336)	6.0
Purchased gas	127,174	106,632	(19.3)	363,928	283,496	(28.4)
Net unrealized (gain) loss on derivative instruments	(9,648)	9,126	*	(15,632)	122,143	*
Utility operations and maintenance	123,852	122,235	(1.3)	241,820	238,414	(1.4)
Non-utility expense and other	2,533	3,079	17.8	5,880	4,553	(29.1)
Depreciation	73,579	74,126	0.7	148,361	144,654	(2.6)
Amortization	18,450	19,187	3.8	36,423	34,655	(5.1)
Conservation amortization	23,871	22,329	(6.9)	56,084	40,482	(38.5)
Taxes other than income taxes	75,414	67,985	(10.9)	175,935	151,401	(16.2)
Total operating expenses	625,984	624,493	(0.2)	1,455,140	1,507,683	3.5
Operating income (loss)	107,380	48,794	120.1	297,817	43,810	*
Other income	15,677	9,814	59.7	28,211	21,814	29.3
Other expense	(1,278)	(2,085)	38.7	(2,233)	(3,074)	27.4
Interest expense	(50,245)	(51,972)	3.3	(102,511)	(110,906)	7.6
Income (loss) before income taxes	71,534	4,551	*	221,284	(48,356)	*
Income tax (benefit) expense	20,621	4,044	*	66,932	(10,589)	*
Net income (loss)	$50,913	$507	* %	$154,352	$(37,767)	* %
__________
*	Not meaningful

Non-GAAP Financial Measures – Electric and Gas Margins
The following discussion includes financial information prepared in accordance with Generally Accepted Accounting Principles (GAAP), as well as two other financial measures, electric margin and gas margin, that are considered “non-GAAP financial measures.”  Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.  The presentation of electric margin and gas margin is intended to supplement an understanding of PSE’s operating performance.  Electric margin and gas margin are used by PSE to determine whether PSE is collecting the appropriate amount of energy costs from its customers to allow recovery of operating costs.  PSE’s electric margin and gas margin measures may not be comparable to other companies’ electric margin and gas margin measures.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

Electric Margin
The following table displays the details of PSE’s electric margin changes for the three and six months ended June 30, 2011 as compared to the same periods in 2010.  Electric margin represents electric sales to retail and transportation customers less pass-through tariff items, revenue-sensitive taxes and the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE’s service territory.

	Three Months Ended June 30,			Six Months Ended June 30,
Electric Margin (Dollars in Thousands)	2011	2010	Percent Change	2011	2010	Percent Change
Electric operating revenue1	$487,721	$463,306	5.3%	$1,087,454	$1,017,941	6.8%
Add (less) : Other electric operating revenue	1,294	(5,443)	*	17,532	(4,902)	*
Less: Other electric operating revenue-gas supply resale	(5,976)	(4,185)	42.8	(38,645)	(12,106)	219.2
Less: Other electric operating revenue-RECs & PTCs	(6,679)	--	*	(67)	--	*
Total electric revenue for margin	476,360	453,678	5.0	1,066,274	1,000,933	6.5
Adjustments for amounts included in revenue:
Pass-through tariff items	(23,351)	(22,627)	3.2	(52,963)	(40,566)	30.6
Pass-through revenue-sensitive taxes	(36,371)	(34,765)	4.6	(81,817)	(75,012)	9.1
Net electric revenue for margin	416,638	396,286	5.1	931,494	885,355	5.2
Minus power costs:
Purchased electricity1	(180,166)	(174,977)	3.0	(408,207)	(429,284)	(4.9)
Electric generation fuel1	(25,886)	(41,692)	(37.9)	(71,109)	(97,937)	(27.4)
Residential exchange1	15,293	16,875	(9.4)	36,975	39,336	(6.0)
Total electric power costs	(190,759)	(199,794)	(4.5)	(442,341)	(487,885)	(9.3)
Electric margin2	$225,879	$196,492	15.0%	$489,153	$397,470	23.1%
______________
1	As reported on PSE’s Consolidated Statement of Income.
2	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.
*	Percent change not applicable or meaningful.

Electric margin increased $29.4 million and $91.7 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.  Following is a discussion of significant items that impact electric operating revenue and electric energy costs which are included in electric margin:

Electric Operating Revenue
Electric operating revenues increased $24.4 million, or 5.3%, to $487.7 million from $463.3 million for the three months ended June 30, 2011 as compared to the same period in 2010.  The increase in operating revenues of $24.4 million is due to higher electric retail sales of $22.8 million, higher sales to other utilities and marketers of $8.8 million offset by lower miscellaneous operating revenues of $6.7 million.  These items are discussed in detail below.
Electric operating revenues increased $69.5 million, or 6.8%, to $1,087.4 million from $1,017.9 million for the six months ended June 30, 2011 as compared to the same period in 2010.  The increase in operating revenues of $69.5 million is due to higher electric retail sales of $92.5 million offset by lower miscellaneous operating revenues of $22.4 million.  These items are discussed in detail below.
Electric retail sales. Electric retail sales increased $22.8 million, or 5.0%, to $481.2 million from $458.4 million for the three months ended June 30, 2011, as compared to the same period in 2010.  This increase in electric retail sales was due to a $18.5 million increase in retail electricity usage of 190,196 megawatt hours (MWhs), or 4.0%, primarily due to cooler temperatures in PSE’s service territory during the three months ended June 30, 2011 as compared to the same period in the prior year.  The average temperature during the second quarter of 2011 was 51.8 degrees, or 1.1 degrees colder than the same period in the prior year, which resulted in a 11.4% increase in heating degree days.  Also contributing to the increase in retail sales were pass-through items, with no impact to earnings, including a $5.4 million decrease related to the suspension of the Production Tax Credit (PTC) tariff effective July 1, 2010, a $1.7 million decrease in the residential exchange rate credit and various other pass-through items.  PTCs that are generated and provided to customers are recorded as a reduction in other electric operating revenue until PSE utilizes the tax credit on its tax return, at which time the PTCs will be credited to customers in retail sales.  Additionally, effective November 1, 2010, PSE’s customers were credited $4.8 million for REC revenue resulting in a decrease in electric retail sales.  The $4.8 million credits to customers are offset in other electric operating revenue with no impact to earnings.  PSE’s customers continued to receive credits through April 30, 2011.
Electric retail sales increased $92.5 million, or 9.3%, to $1,085.7 million from $939.2 million for the six months ended June 30, 2011, as compared to the same period in 2010.  This increase in electric retail sales was due to a $61.9 million increase in retail electricity usage of 651,915 MWhs, or 6.3%, primarily due to cooler temperatures in PSE’s service territory during the six months ended June 30, 2011 as compared to the same period in the prior year.  The average temperature during the six months ended June 2011 was 46.9 degrees, or 2.9 degrees colder than the same period in the prior year, which resulted in a 20.9% increase in heating degree days.  Additionally, the electric rate increase effective April 8, 2010 contributed $20.3 million to the increase in electric retail sales.  Also contributing to the increase in retail sales were pass-through items with no impact to earnings including a $12.0 million increase in conservation rider program rates, a $11.9 million decrease related to the suspension of the PTC tariff effective July 1, 2010, a $2.5 million decrease in the residential exchange rate credit and various other pass-through items.  PTCs that are generated and provided to customers are recorded as a reduction in other electric operating revenue until PSE utilizes the tax credit on its tax return, at which time the PTCs will be credited to customers in retail sales.  Additionally, PSE’s customers were credited $21.5 million for REC revenue, effective November 1, 2010, resulting in a decrease in electric retail sales.  The $21.5 million credits to customers are offset in other electric operating revenue with no impact to earnings.  PSE’s customers continued to receive credits through April 30, 2011.
Sales to other utilities and marketers.  Sales to other utilities and marketers increased $8.8 million for the three months ended June 30, 2011, as compared to the same period in 2010.  The increase for the three months ended June 30, 2011 was primarily due to a prior year carrying value adjustment of $17.8 million related to PSE’s California wholesale energy sales regulatory asset.  This increase was partially offset by a reduction in sales volumes of 188,803 MWhs, or 31.8% which decreased revenue $4.6 million.  In addition, wholesale electricity prices declined which decreased revenue $4.4 million.
Other electric operating revenue.  Other electric operating revenue decreased $6.7 million and $22.4 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.  The decreases were primarily due to losses in non-core gas sales of $1.8 million and $26.5 million for the three and six months ended June 30, 2011, respectively, and a reduction in revenue of $11.3 million and $20.6 million, respectively, related to PTCs, which are deferred until PSE utilizes the tax credit on its tax return.  Partially offsetting the decrease to other revenue was an increase in REC revenue of $4.6 million and $20.5 million for the three and six months ended June 30, 2011, respectively.  As discussed above, REC revenue is an offset of the REC credit provided to PSE’s customers in electric retail sales with no impact to earnings.

Electric Energy Costs
Purchased electricity expenses increased $5.2 million, or 3.0%, and decreased $21.1 million, or 4.9%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.  The increase for the three months ended June 30, 2011 was primarily the result of an increase in purchased power of 1,091,649 MWhs, or 30.3%, resulting in an increase of $44.8 million, which was driven by cooler temperatures during the three months ended June 30, 2011, as compared to the same period in the prior year.  This increase was partially offset by lower wholesale market prices, which contributed $39.4 million.  The three months ended June 30, 2011 continued to have above-average hydroelectric and wind generation which caused wholesale prices to be low in the Pacific Northwest.
The $21.1 million decrease for the six months ended June 30, 2011 was primarily the result of lower wholesale market prices, which contributed $157.4 million to the decrease.  This decrease was partially offset by an increase in purchased power of 2,364,155 MWhs, or 32.3%, resulting in an increase of $125.6 million, which was driven by cooler temperatures during the six months ended June 30, 2011, as compared to the same period in the prior year.  Partially offsetting the decrease was an overrecovery of power costs of $5.2 million for the six months ended June 30, 2011, which reduced the customer PCA deferral, as compared to an underrecovery of power costs of $2.5 million in the same period in 2010.  The overrecovery of power costs for the six months ended June 30, 2011 was due to above-average hydroelectric and wind generation resulting in decreased power costs associated with purchased electricity and fuel costs of PSE’s combustion turbines.
The June 30, 2011 Columbia Basin Runoff Forecast published by the National Weather Service Northwest River Forecast Center indicated that the total forecasted runoff above Grand Coulee Reservoir for the period January through July 2011 is 126% of normal.
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
Electric generation fuel expense decreased $15.8 million, or 37.9%, and $26.8 million, or 27.4%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.  The decrease for the three and six months ended June 30, 2011 was primarily due to lower volumes of electricity generation from PSE’s combustion turbine facilities as a result of an increases in hydroelectric and wind generation of 221,771 MWhs, or 11.6% and 938,624 MWhs, or 29.3%, respectively.  Additionally, due to low wholesale market prices, it was more economical to purchase wholesale energy than to generate energy from PSE’s combustion turbine facilities.
Residential exchange credits decreased $2.4 million, or 6.0%, for the six months ended June 30, 2011, as compared to the same period in 2010.  Associated with the Bonneville Power Administration (BPA) Residential Exchange Program (REP), the decreases were the result of lower electric residential and farm customer sales volumes.  REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue and it has no impact on net income.

Natural Gas Margin
The following table displays the details of PSE’s natural gas margin for the three and six months ended June 30, 2011 as compared to the same periods in 2010.  Gas margin is natural gas sales to retail and transportation customers less pass-through tariff items and revenue-sensitive taxes and the cost of natural gas purchased, including transportation costs to bring natural gas to PSE’s service territory.

	Three Months Ended June 30,			Six Months Ended June 30,
Natural Gas Margin (Dollars in Thousands)	2011	2010	Percent Change	2011	2010	Percent Change
Gas operating revenue1	$245,014	$209,447	17.0%	$663,638	$531,852	24.8%
Less: Other gas operating revenue	(3,668)	(3,742)	(2.0)	(7,307)	(7,797)	(6.3)
Total gas revenue for margin	241,346	205,705	17.3	656,331	524,055	25.2
Adjustments for amounts included in revenue:
Pass-through tariff items	(5,122)	(3,961)	29.3	(14,169)	(9,234)	53.4
Pass-through revenue-sensitive taxes	(20,710)	(17,634)	17.4	(55,561)	(44,547)	24.7
Net gas revenue for margin	215,514	184,110	17.1	586,601	470,274	24.7
Minus purchased gas costs1	(127,174)	(106,632)	19.3	(363,928)	(283,496)	28.4
Natural gas margin2	$88,340	$77,478	14.0%	$222,673	$186,778	19.2%
____________________
1	As reported on PSE’s Consolidated Statement of Income.
2	Gas margin does not include any allocation for amortization/depreciation expense or electric generation operations and maintenance expense.

Natural gas margin increased $10.9 million and $35.9 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.  Following is a discussion of significant items of gas operating revenue and gas energy costs which are included in gas margin:

Gas Operating Revenue
Gas operating revenues increased $35.6 million, or 17%, to $245.0 million from $209.4 million for the three months ended June 30, 2011 as compared to the same period in 2010.  The increase in gas operating revenues of $35.6 million is due to higher natural gas retail sales of $35.7 million.  Gas operating revenues increased $131.8 million, or 24.8%, to $663.6 million from $531.8 million for the six months ended June 30, 2011 as compared to the same period in 2010.  The increase in gas operating revenues of $131.8 million is due to higher natural gas retail sales of $131.9 million.  These items are discussed in detail below.

Natural gas retail sales. Natural gas retail sales increased $35.7 million, or 17.6%, to $237.7 million from $202.0 million for the three months ended June 30, 2011 and $131.9 million, or 25.5%, to $648.9 million from $517.0 million for the six months ended June 30, 2011, as compared to the same periods in 2010.  The increases in natural gas retail sales were primarily due to an increase of 23.6 million, or 10.6%, and 100.6 million, or 17.9% in natural gas therm sales for the three and six months ended June 30, 2011, respectively, which increased gas retail sales by $24.6 million and $104.8 million, respectively, due to cooler temperatures during 2011 as compared to 2010 and the 1.8% natural gas general rate increase effective April 1, 2011.  Additionally, natural gas operating revenue increased $7.6 million and $23.7 million for the three and six months ended June 30, 2011, respectively, as a result of a PGA rate increase, effective on November 1, 2010, which increased rates 1.8%.  The PGA mechanism passes through to customers increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs.  PSE’s net income is not affected by changes under the PGA mechanism.

Gas Energy Costs
Purchased gas expenses increased $20.5 million, or 19.3%, and $80.4 million, or 28.4%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.  The increase for the three and six months ended June 30, 2011 was primarily due to higher natural gas costs reflected in PGA rates in addition to a increase of 10.6% and 17.9%, respectively, in customer usage related to cooler temperatures during 2011 as compared to 2010.  The PGA mechanism provides the rates used to determine natural gas costs based on customer usage.  The rate increase was the result of increasing costs of wholesale natural gas.  The PGA mechanism allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or liability, any natural gas supply and transportation costs that exceed or fall short of this expected natural gas cost amount in PGA mechanism rates, including accrued interest.  The PGA mechanism payable balance at June 30, 2011 was $12.7 million as compared to a receivable balance of $6.0 million at December 31, 2010.  PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances.  A receivable balance in the PGA mechanism reflects an under recovery of market natural gas cost through rates.  A payable balance reflects over recovery of market natural gas cost through rates.

Other Operating Expenses
Net unrealized gain on derivative instruments increased $18.7 million to a gain of $9.6 million during the three months ended June 30, 2011 from a loss of $9.1 million during the same period in 2010.  Net unrealized gain on derivative instruments increased $137.7 million, to a gain of $15.6 million during the six months ended June 30, 2011 from a loss of $122.1 million during the same period in 2010.  The gains were primarily due to a reversal of prior period losses on settled contracts offset by losses due to declining natural gas and wholesale electricity prices.  The contracts that were recorded in previous periods as losses were reversed at settlement, leading to gains.  Forward prices of electricity and natural gas declined by 3.1% and 5.0%, respectively, for the three months ended June 30, 2011 and 8.9% and 1.2%, respectively, for the six months ended June 30, 2011.
Utility operations and maintenance expense increased $3.4 million, or 1.4%, for the six months ended June 30, 2011, as compared to the same periods in 2010.  The increase was driven by increases of $3.8 million in production and electric transmission and distribution, $1.4 million in gas operations costs and $1.3 million related to low income program.  Partially offsetting the increase is a $1.8 million decrease in customer service expenses.
Depreciation expense increased $3.7 million, or 2.6%, for the six months ended June 30, 2011, respectively, as compared to the same periods in 2010.  The increase was primarily due to additional capital expenditures placed into service, net of retirements.
Conservation amortization increased $15.6 million, or 38.5%, for the six months ended June 30, 2011, as compared to the same periods in 2010.  The increase was due to a higher authorized recovery of electric and natural gas conservation expenditures.  Conservation amortization is a pass-through tariff item with no impact on earnings.
Taxes other than income taxes increased $7.4 million, or 10.9%, and $24.5 million, or 16.2%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.  The increase was primarily due to an increase in revenue sensitive taxes due to higher retail sales and an increase in property taxes.

Other Income and Interest Expense and Income Tax Expense
Other Income increased $5.9 million, or 59.7%, and $6.4 million, or 29.3%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.  The increase is primarily due to income related to the equity component and Washington Commission Allowance for Funds Used During Construction (AFUDC).  AFUDC increased $5.2 million and $9.6 million for the three and six months ended June 30, 2011, respectively, reflecting an increase in the average construction work in progress balance in 2011 due primarily to construction of wind and hydroelectric generation construction projects.
Interest expense decreased $8.4 million, or 7.6%, for the six months ended June 30, 2011, as compared to the same periods in 2010.  The decrease was primarily due to a $6.9 million write off in the prior year of a regulatory asset of deferred interest paid to the Internal Revenue Service (IRS) related to the Simplified Service Cost Method deduction from prior years, which was disallowed in the general rate case order of April 2, 2010 partially offset by a $4.6 million increase in interest expense related to additional outstanding debt.  Also contributing to the decrease is an increase of $6.1 million in the debt component of AFUDC which was included as construction expenditures and which is due to an increase in the average construction work in progress balance in 2011 for wind and hydroelectric generation construction projects.
Income tax expense increased $16.6 million and $77.5 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in the prior year, primarily due to higher pre-tax income.

Puget Energy

Summary Results of Operations
All the operations of Puget Energy are conducted through its subsidiary PSE.
Puget Energy’s net income (loss) for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Benefit/(Expense) (Dollars in Thousands)	2011	2010	Percent Change	2011	2010	Percent Change
PSE net income (loss)	$50,913	$507	* %	$154,352	$(37,767)	*	%
Other operating revenue	(689)	--	*	(689)	--	*
Purchased electricity	145	144	0.7	288	288	*
Net unrealized gain on energy derivative instruments	7,347	23,866	(69.2)	34,482	76,235	(54.8)
Non-utility expense and other	510	(1,078)	(147.3)	939	(3,203)	(129.3)
Other income	2	--	*	7	--	*
Non-hedged interest rate derivative expense	(25,412)	--	*	(25,460)	--	*
Interest expense 1	(51,119)	(22,523)	127.0	(75,497)	(43,552)	73.3
Income tax benefit (expense)	23,338	2,747	*	24,044	(7,529)	*
Puget Energy net income (loss)	$5,035	$3,663	37.5%	$112,466	$(15,528)	*	%
__________
*	Not meaningful
1	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Puget Energy’s net income for the three months ended June 30, 2011 was $5.0 million with operating revenue of $732.7 million, as compared to net income of $3.7 million with operating revenue of $673.3 million for the same period in 2010.  Puget Energy’s net income for the six months ended June 30, 2011 was $112.5 million with operating revenue of $1,752.3 million, as compared to a net loss of $15.5 million with operating revenue of $1,551.5 million for the same period in 2010.  The following are significant factors that impacted Puget Energy’s net income which are not included in PSE’s discussion:
Net unrealized gain on derivative instruments decreased $16.5 million and $41.8 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010 due to the effects of purchase accounting and the fair value amortization of derivative contracts.  The forward prices of electricity and natural gas declined 3.1% and 5.0%, respectively, for the three months ended June 30, 2011 and declined 8.9% and 1.2%, respectively, for the six months ended June 30, 2011.
Non-hedged interest rate derivative expense increased $25.4 million and $25.5 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010 as a result of paying down a portion of a five-year term-loan due February 2014 in December 2010 and June 2011.  The five-year variable rate term-loan was initially fully hedged; however a portion of the hedge was unwound during the three months ended June 30, 2011.  Puget Energy settled three interest rate swap contracts in June 2011.  Puget Energy has $434.4 million notional amount of interest rate swaps that are not presently used to hedge variable interest payments.
Interest expense increased $28.6 million and $31.9 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010 due to increased outstanding debt.  In December 2010 and June 2011, Puget Energy issued fixed rate notes with higher interest rates to refinance and extend the debt maturity of a portion of a five-year term-loan due February 2014.  Also contributing to the increase was the write-off of debt issuance costs related to the pay down of the term-loan balance and business combination fair value amortization adjustments related to PSE’s long-term debt and deferred debt cost.
Income tax benefit increased $20.6 million and $31.6 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010 due primarily to lower pre-tax income.

Capital Requirements
Contractual Obligations and Commercial Commitments
The only changes to the contractual obligations and consolidated commercial commitments set forth in Part II, Item 7 in Puget Energy’s and PSE’s combined annual report on Form 10-K for the year ended December 31, 2010 are as follows: (1) PSE’s issuance of $300.0 million senior notes on March 25, 2011 and the maturity of $260.0 million of senior notes in February 2011, which increased contractual obligations by $548.1 million net of redemptions (including accrued interest through the life of the issuance); (2) Puget Energy’s issuance of $500.0 million in senior secured notes on June 3, 2011 and the concurrent paydown of $484.0 million under the Puget Energy term-loan and (3) a $287.0 million draw on Puget Energy’s capital expenditure facility, which increased contractual obligations by $587.8 million net of redemptions (including accrued interest through the life of the issuance).

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  Construction expenditures, excluding equity AFUDC, were $567.8 million for the six months ended June 30, 2011.  Presently planned utility construction expenditures, excluding AFUDC, for 2011, 2012 and 2013 are as follows:

Capital Expenditure Projections (Dollars in Thousands)	2011	2012	2013
Energy delivery, technology and facilities	$659,189	$679,110	$704,301
New generating resources	394,468	58,159	119,826
Total expenditures	$1,053,657	$737,269	$824,127

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
The substantial upgrades and enhancements to its power-generating infrastructure include new generators, water-intake structures, penstocks and flow-control systems at Plant 1 and Plant 2.  The upgrades will boost the project’s authorized output (currently 44 megawatt (MW)) to 54 MW.  Plant 1 and Plant 2 are now offline and are expected to return to service in March 2013.  PSE has engaged a general contractor to perform this work on its behalf, pursuant to a guaranteed maximum price construction contract.
Baker Project.  Under the terms of the FERC issued 50-year operating license for the Baker power generating facility, PSE has completed several capital projects and is currently undertaking several more, each of which implements various license provisions and upgrades for the 80-year old facility.
Lower Snake River.  The Lower Snake River wind project is PSE’s newest renewable energy development project.  The project was designed to be built in five phases.  PSE began construction on Phase 1 in 2010 which will total 343 MW of capacity when complete.  PSE anticipates that Phase 1 will be commercially available in April 2012.

Capital Resources
Cash From Operations

Puget Sound Energy
Cash generated from operations for the six months ended June 30, 2011 was $650.8 million, an increase of $249.2 million from the $401.6 million generated during the six months ended June 30, 2010.  The increase was primarily the result of the following:
•
Net income increased $192.1 million during the six months ended June 30, 2011 as compared to the same period in 2010.  This increase was partially offset by a non-cash unrealized derivative instruments loss of $137.8 million, causing an operating cash flow increase of $54.3 million.

•
PSE’s deferred tax savings increased $67.3 million during the six months ended June 30, 2011 as compared to a decrease in 2010 of $0.5 million, causing an operating cash flow increase of $67.8 million.

•
PSE’s PGA mechanism had an $18.7 million over recovery from customers during the six months ended June 30, 2011 as compared to $42.2 million of under recovery to customers during the same period in 2010, causing an operating cash flow increase of $60.9 million.

•
Income tax receivable decreased $50.4 million during the six months ended June 30, 2011 as compared to a decrease of $13.5 million during the same period in 2010, due to an IRS refund received in 2011, causing an operating cash flow increase of $36.9 million.

•
Fuel and gas inventory decreased $28.9 million during the six months ended June 30, 2011 as compared to a decrease of $3.7 million during the same period in 2010, causing an operating cash flow increase of $25.2 million.

•
Material and supplies inventory decreased $6.4 million during the six months ended June 30, 2011 as compared to an increase of $14.9 million during the same period in 2010, causing an operating cash flow increase of $21.3 million.

•
Conservation amortization increased by $56.1 million during the six months ended June 30, 2011 as compared to an increase of $40.5 million during the same period in 2010, causing an operating cash flow increase of $15.6 million.

The increase in cash generated from operating activities in 2011 was partially offset by the following:
•
A prepayment of $18.2 million was made for the Lower Snake River wind project in Columbia and Garfield counties during the six months ended June 30, 2011; whereas no payment was made during the same period in 2010, causing a decrease in cash flow from operating activities.

•
Accounts receivable and unbilled revenue decreased $169.6 million during the six months ended June 30, 2011 as compared to a decrease of $181.4 million during the same period in 2010, causing an operating cash flow decrease of $11.8 million.

•
Accounts payable increased by $51.9 million during the six months ended June 30, 2011 as compared to a decrease of $41.4 million during the same period in 2010, causing an operating cash flow decrease of $10.5 million.

Puget Energy
Cash generated from operations for the six months ended June 30, 2011 was $741.3 million, an increase of $159.5 million from the $581.8 million generated during the six months ended June 30, 2010.  The increase included $249.2 million from the cash provided by the operating activities of PSE as previously discussed.  Other factors contributing to the increase included the following:
•
Puget Energy’s income tax receivable decreased $32.8 million during the six months ended June 30, 2011 compared to the same period in 2010 due primarily to an IRS cash refund, causing an increase in cash from operations.

•
Puget Energy’s net unrealized loss (gain) on derivative instruments was a gain of $23.5 million during the six months ended June 30, 2011 compared to a loss of $45.9 million in the same period in 2010, causing an increase in cash from operations of $68.3 million.

The increase in cash generated from operating activities in 2011 was partially offset by the following:
•
As a result of the merger, $124.0 million in derivative settlement payments were reclassified to financing activities during the six months ended June 30, 2011 as compared to $222.9 million during the same period in 2010, resulting in a decrease in operating cash flows of $98.9 million.  This decrease was due to a decline in the number of contracts settled during 2011 as compared to the prior period.  These contracts represent proceeds received from derivative instruments that included financing elements at the merger date.

•	Puget Energy’s deferred tax savings decreased $50.9 million during the six months ended June 30, 2011 as compared to the same period of the prior year, causing a decrease in cash from operations.

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

Puget Sound Energy Credit Facilities
PSE maintains three committed unsecured revolving credit facilities that provide, in the aggregate, $1.15 billion in short-term borrowing capability which mature concurrently in February 2014.  These facilities include a $400.0 million credit agreement for working capital needs, a $400.0 million credit facility for funding capital expenditures and a $350.0 million facility to support energy hedging activities.
PSE’s credit agreements contain usual and customary affirmative and negative covenants that, among other things, place limitations on PSE’s ability to incur additional indebtedness and liens, issue equity, pay dividends, transact with affiliates and make asset dispositions and investments.  The credit agreements also contain financial covenants which include a cash flow interest coverage ratio and, in addition, if PSE has a below investment grade credit rating, a cash flow to net debt outstanding ratio (each as specified in the facilities).  PSE certifies its compliance with such covenants to participating banks each quarter.  As of June 30, 2011, PSE was in compliance with all applicable covenants.
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
As of June 30, 2011, no loan amounts were drawn or outstanding under PSE’s $400.0 million working capital facility.  A $12.5 million letter of credit supporting contracts was outstanding under the facility.   The $400.0 million capital expenditure facility had no amounts drawn and outstanding.  No amounts were drawn or outstanding (including letters of credit) under PSE’s $350.0 million facility supporting energy hedging.  Outside of the credit agreements, PSE had a $5.7 million letter of credit in support of a long-term transmission contract.
Demand Promissory Note.  On June 1, 2006, PSE entered into a revolving credit facility with Puget Energy in the form of a credit agreement and a Demand Promissory Note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%.  At June 30, 2011, the outstanding balance of the Note was $30.0 million.  The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE’s financial statements.

Puget Energy Credit Facilities
At the time of the merger in February 2009, Puget Energy entered into a $1.225 billion five-year term-loan and a $1.0 billion credit facility for funding capital expenditures.  On June 3, 2011, Puget Energy issued $500.0 million of senior secured notes.  Proceeds from the notes totaling $484.0 million were used to repay a portion of the outstanding balance of the five-year term-loan.   As of June 30, 2011, Puget Energy had fully drawn the five-year term-loan which, after the described repayment, had a remaining outstanding balance of $298.0 million.  Also, as of June 30, 2011, Puget Energy had drawn $545.0 million under the $1.0 billion capital expenditure funding facility.  These outstanding borrowings include a $175.0 million draw made on February 3, 2011, and $112.0 million draw made on May 23, 2011, which was fully contributed as capital to PSE and used by PSE to fund capital expenditures.  The term-loan and capital expenditure facility mature in February 2014.  These credit agreements contain usual and customary affirmative and negative covenants which are similar to PSE’s credit facilities.  Puget Energy’s credit agreements contain financial covenants based on the following three ratios:  cash flow interest coverage, cash flow to net debt outstanding and debt service coverage (cash available for debt service to borrower interest), each as specified in the facilities.  Puget Energy certifies its compliance with these covenants each quarter.  As of June 30, 2011, Puget Energy was in compliance with all applicable covenants.
In May 2010, Puget Energy’s credit facilities were amended, in part, to include a provision for the sharing of collateral with future note holders when notes are issued to repay and reduce the size of the credit facilities.
These facilities contain similar terms and conditions and are syndicated among numerous committed lenders.  The agreements provide Puget Energy with the ability to borrow at different interest rate options and include variable fee levels.  Borrowings may be at the bank’s prime rate or at floating rates based on LIBOR plus a spread based upon Puget Energy’s credit rating.  Puget Energy must pay a commitment fee on the unused portion of the $1.0 billion facility.  The spreads and the commitment fee depend on Puget Energy’s credit ratings.  As of the date of this report, the spread over prime rate is 1.0%, the spread over LIBOR is 2.0% and the commitment fee is 0.75%.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At June 30, 2011, approximately $396.0 million of unrestricted retained earnings were available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit rating is below investment grade, PSE’s ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than three to one.  The common equity ratio calculated on a regulatory basis, was 49.8% at June 30, 2011 and the EBITDA to interest expense for the twelve months ended June 30, 2011 was 4.4 to one.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities pursuant to which PSE is not permitted to pay dividends during any Event of Default, or if the payment of dividends would result in an Event of Default (as defined in the facilities), such as failure to comply with certain financial covenants.
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission as well as by the terms of its credit facilities.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than two to one.  For the twelve months ended June 30, 2011, the EBITDA to interest expense ratio was 2.9 to one.  In accordance with the terms of the Puget Energy credit facilities, Puget Energy is limited to paying a dividend within an eight-day period that begins seven days following the delivery of quarterly or annual financial statements to the facility agent.  Puget Energy is not permitted to pay dividends during any Event of Default, or if the payment of dividends would result in an Event of Default (as defined in the facilities), such as failure to comply with certain financial covenants.  In addition, in order to declare or pay unrestricted dividends, Puget Energy’s interest coverage ratio may not be less than 1.5 to one and its cash flow to net debt outstanding ratio may not be less than 8.25% for the 12 months ending each quarter-end.  Puget Energy is also subject to other restrictions, such as a “lock up” provision that, in certain circumstances, such as failure to meet certain cash flow tests, may further restrict Puget Energy’s ability to pay dividends.
At June 30, 2011, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

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
PSE’s ability to issue additional secured debt may be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests, at June 30, 2011, PSE could issue:

•
approximately $1.6 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $2.7 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at June 30, 2011; and

•
approximately $152.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $253.3 million of gas bondable property available for issuance, subject to a combined gas and electric interest coverage test of 1.75 times net earnings available for interest and a gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at June 30, 2011.

At June 30, 2011, PSE had approximately $5.8 billion in electric and natural gas ratebase to support the interest coverage ratio limitation test for net earnings available for interest.

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
On June 17, 2011, Puget Energy exchanged $449.9 million of its 6.5% senior secured notes that were originally issued in a December 2010 private placement for registered notes of the same amount.
On June 3, 2011, Puget Energy issued $500.0 million of senior secured notes.  The notes have a term of 10 years and 3 months and mature on September 1, 2021.  The interest rate on the notes is 6.0%.  The notes are secured by an interest in substantially all of Puget Energy’s assets, which consists mainly of all the issued and outstanding stock of PSE and the stock of Puget Energy held by Puget Equico.  The notes contain a change of control provision pursuant to which holders of the notes may have the right to require Puget Energy to repurchase all or any part of the notes at a purchase price in cash equal to 101.0% of the principal amount of the notes, plus accrued and unpaid interest.  Net proceeds from the issue of the notes were used to repay a portion of the $782.0 million remaining balance on the $1.225 billion Puget Energy five-year term-loan and to retire a portion of the interest rate hedges associated with that loan.
On June 29, 2011, Puget Energy filed an S-4 Registration Statement with the Securities and Exchange Commission, which was declared effective subsequent to the end of the fiscal quarter ended June 30, 2011, pursuant to which Puget Energy offered to exchange up to $500.0 million of its senior secured notes issued in a June 2011 private placement for registered notes.  The exchange offer expires August 10, 2011.

Other

Proceedings Relating to the Bonneville Power Administration
PSE has been a party to certain agreements with the BPA that provide payments under its REP to PSE, which PSE passes through to its residential and small farm electric customers.  PSE has agreements with the BPA for REP payments through 2011 and for the period 2011 to 2028.  In December 2008, PSE and other parties sought United States Court of Appeals for the Ninth Circuit review regarding BPA’s agreements for REP payments during these periods.  The amounts of REP payments under these agreements and the methods utilized in setting them are subject to FERC review or judicial review, or both, and are subject to adjustment, which may affect the amount of REP payments made or to be made by BPA to PSE.  It is not clear what impact, if any, these reviews or other REP-related litigation may ultimately have on PSE.

Proceedings Relating to Snoqualmie Falls
On July 7, 2010, a lawsuit was filed in the U.S. District Court for the Western District of Washington by the Snoqualmie Valley Preservation Alliance, a group of downstream landowners, against the United States Army Corps of Engineers (Corps) challenging permits issued by the Corps in connection with the redevelopment of the Snoqualmie Falls Hydroelectric Project.  PSE sought and was granted permission to intervene in the proceeding.  Motions for summary judgment were filed by the plaintiffs and the Corps.  PSE joined the Corps’ motion and filed a motion for summary judgment arguing the plaintiffs’ claims were barred as untimely and improper.  On March 30, 2011, the District Court issued an order granting the Corps’ motion for summary judgment, denying the plaintiffs’ motion for summary judgment and dismissing the plaintiffs’ lawsuit.  On May 26, 2011, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit, claiming that the District Court erred in dismissing the lawsuit.  All briefing must be submitted by October 20, 2011.  Oral argument on the appeal will occur thereafter, with a decision by the Court of Appeals to follow.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of this matter.

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
On March 29, 2007, a second complaint related to pond seepage was filed in Montana State District Court in Rosebud County, on behalf of two ranch owners alleging damage due to the Colstrip Units 3 & 4 effluent holding pond.  A mediation between plaintiffs and PPL Montana, LLC, the operator of Units 3 & 4, took place on July 14, 2010 and parties are working toward a final settlement.

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

Accounting Standards Codification (ASC) 815, “Derivatives and Hedging” (ASC 815), requires a significant amount of disclosure regarding PSE’s derivative activities and the nature of such derivatives impact on PSE’s financial position, financial performance and cash flows.  Such detail should serve as an accompaniment to Management’s Discussion and Analysis included in Item 2 of this report.
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
The following table presents the Company’s energy derivative instruments that do not meet the Normal Purchase Normal Sale (NPNS) exception at June 30, 2011 and December 31, 2010:

Puget Energy and Puget Sound Energy	Energy Derivatives
Derivative Portfolio (Dollars in thousands)	June 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Electric portfolio:
Current	$5,145	$130,701	$4,716	$142,780
Long-term	4,300	71,660	5,046	99,801
Total electric derivatives	$9,445	$202,361	$9,762	$242,581
Gas portfolio:
Current	$4,674	$74,126	$2,784	$100,273
Long-term	3,763	32,812	3,187	55,378
Total gas derivatives	$8,437	$106,938	$5,971	$155,651
Total derivatives	$17,882	$309,299	$15,733	$398,232

For further details regarding both the fair value of derivative instruments and the impacts such instruments have on current period earnings and OCI (for cash flow hedges), see Notes 3 and 4 to the consolidated financial statements.
At June 30, 2011, the Company had total assets of $8.4 million and total liabilities of $106.9 million related to financial contracts used to economically hedge the cost of physical natural gas purchased to serve natural gas customers.  All fair value adjustments of derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980, “Regulated Operations” (ASC 980), due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism.  As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.
A hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company derivative contracts by $113.5 million and would impact the fair value of those contracts marked-to-market in earnings by $73.7 million after-tax related to derivatives not designated as hedges.

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
Where deemed appropriate, and when allowed under the terms of the agreements, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses.  Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.  As of June 30, 2011, PSE held approximately $11.1 million worth of standby letters of credit in support of various electricity and REC transactions.
It is possible that volatility in energy commodity prices could cause PSE to have material credit risk exposures with one or more counterparties.  If such counterparties fail to perform their obligations under one or more agreements, PSE could suffer a material financial loss.  As of June 30, 2011, approximately 93.8% of PSE’s energy and natural gas portfolio exposure, including NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies, while 6.2% are either rated below investment grade or are not rated by rating agencies.  PSE assesses credit risk internally for counterparties that are not rated.
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
PSE monitors counterparties that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies or have changes in ownership.  Counterparty credit risk impacts PSE’s decisions on derivative accounting treatment.  A counterparty may have a deterioration of credit below investment grade, potentially indicating it is no longer probable that it will fulfill its obligations under a contract (e.g., make a physical delivery upon the contract’s maturity).  ASC 815 specifies the requirements for derivative contracts to qualify for the NPNS scope exception.  When performance is no longer probable, PSE records the fair value of the contract on the balance sheet with the corresponding amount recorded in the statements of income.

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
The Company computes credit reserves at a master agreement level by counterparty (i.e., WSPP, ISDA or NAESB).  The Company considers external credit ratings and market factors, such as credit default swaps and bond spreads, in determination of reserves.  The Company recognizes that external ratings may not always reflect how a market participant perceives a counterparty’s risk of default.  The Company uses both default factors published by Standard & Poor’s and factors derived through analysis of market risk, which reflect the application of an industry standard recovery rate.  The Company selects a default factor by counterparty at an aggregate master agreement level based on a weighted average default tenor for that counterparty’s deals.  The default tenor is used by weighting the fair value and contract tenors of all deals for each counterparty and arriving at with an average value.  The default factor used is dependent upon whether the counterparty is in a net asset or a net liability position after applying the master agreement levels.
The Company applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate.  The fair value of derivatives includes the impact of taking into account credit and non-performance reserves.  As of June 30, 2011, the Company was in a net liability position with the majority of its counterparties, therefore the default factors of counterparties did not have a significant impact on reserves for the year.  Despite its net liability position, PSE was not required to post any additional collateral with any of its counterparties. Additionally, PSE did not trigger collateral requirements with any of its counterparties, nor were any of PSE’s counterparties required to post additional collateral resulting from credit rating downgrades.

Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, leases and anticipated long-term debt financing needed to fund capital requirements.  The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities.  The Company utilizes internal cash from operations, commercial paper and credit facilities to meet short-term funding needs.  Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable.  The Company may also enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with its debt.  As of June 30, 2011, Puget Energy had four interest rate swap contracts outstanding and PSE did not have any outstanding interest rate swap instruments.
In February 2009, Puget Energy entered into interest rate swap transactions to hedge the risk associated with one-month LIBOR floating rate debt.  Subsequently, in order to satisfy a commitment the Company made to the Washington Commission and to mitigate refinancing risk, the Company refinanced a portion of the underlying debt hedged by the interest rate swaps in December 2010.  As a result of the refinance, the Company de-designated the cash flow hedging relationship related to the interest rate swaps. Going forward, all changes in market value will be recorded in earnings instead of OCI.
On June 3, 2011, Puget Energy issued $500.0 million of senior secured notes to repay a portion of the outstanding balance of Puget Energy’s term-loan.  Puget Energy paid down $484.0 million of the term-loan and, due to existing debt covenants with its banks, concurrently net settled three interest rate swaps with a total notional amount of $205.6 million.  Since the future debt payments related to the $484.0 million repayment were determined to be remote of occurring, Puget Energy reclassified $18.4 million loss from accumulated OCI into earnings.
At June 30, 2011, the fair value of the interest rate swaps in accumulated OCI was a $53.8 million pre-tax loss.  This fair value considers the risk of Puget Energy’s non-performance by using Puget Energy’s incremental borrowing rate on unsecured debt over the risk-free rate in the valuation estimate.  The ending balance in OCI includes a loss of $30.8 million pre-tax and $20.0 million after tax, related to the interest rate swaps designated as marked-to-market during the current reporting period. The OCI balance relates to the loss that was recorded when the cash flow hedge was de-designated in December 2010.
A hypothetical 10% increase or decrease in interest rates would change the fair value of Puget Energy interest rate swaps by $3.0 million, with a corresponding after-tax increase in unrealized gain or loss recorded in earnings of $2.0 million that related to interest rates swaps not designated as hedges.
The following table presents Puget Energy’s interest rate swaps at June 30, 2011 and December 31, 2010:

Puget Energy Derivative Portfolio (Dollars in Thousands)	June 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps:
Current	$--	$26,795	$--	$30,047
Long-term	--	27,021	--	27,956
Total	$--	$53,816	$--	$58,003

From time to time PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance.  The ending balance in OCI related to the forward starting swaps and previously settled treasury lock contracts at June 30, 2011 was a net loss of $7.1 million after tax and accumulated amortization.  This compares to an after-tax loss of $7.3 million in OCI as of December 31, 2010.  All financial hedge contracts of this type are reviewed by an officer, presented to the Board of Directors or a committee of the Board, as applicable, and are approved prior to execution.  PSE had no treasury locks or forward starting swap contracts outstanding at June 30, 2011.

Item 4.                      Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and the Vice President Finance, Treasurer and Principal Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Vice President Finance, Treasurer and Principal Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and the Vice President Finance, Treasurer and Principal Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Vice President Finance, Treasurer and Principal Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

Part II                    Other Information

Item 1.                      Legal Proceedings

For details on legal proceedings, see the Litigation footnote in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q.  Contingencies arising out of the normal course of PSE’s business existed as of June 30, 2011.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of these matters.

Item 1A.                   Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A in Puget Energy’s and PSE’s Form 10-K for the period ended December 31, 2010 and in Part II, Item 1A in Puget Energy’s and PSE’s Form 10-Q for the period ended March 31, 2011.

Item 6.              Exhibits

Included in the Exhibit Index are a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ James W. Eldredge
James W. Eldredge Vice President, Controller and Chief Accounting Officer
Date: July 28, 2011	Chief Accounting Officer and Officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

12.1*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2006 through 2010, and 12 months ended June 30, 2011).
12.2*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2006 through 2010 and 12 months ended June 30, 2011).
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
Financial statements from the quarterly report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended June 30, 2011, filed on July 28, 2011, formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text (submitted electronically herewith).

           __________________
*	Filed herewith.
**
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.