Form 10-Q
period 2011-11-09
PUGET SOUND ENERGY INC; PUGET ENERGY INC /WA
filed 2011-11-09
CIK 81100, 1085392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Table of Contents

Definitions
Filing Format
Forward-Looking Statements

Signatures

Exhibit Index

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
BPA	Bonneville Power Administration
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
FERC	Federal Energy Regulatory Commission
GAAP	U.S. Generally Accepted Accounting Principles
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
kW	Kilowatt
kWh	Kilowatt Hour
LIBOR	London Interbank Offered Rate
MMBtus	One Million British Thermal Units
MW	Megawatt (one MW equals one thousand kW)
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
OCI	Other Comprehensive Income
PCA	Power Cost Adjustment
PGA	Purchased Gas Adjustment
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Equico	Puget Equico LLC
Puget Holdings	Puget Holdings LLC
PTC	Production Tax Credit
PURPA	Public Utility Regulatory Policies Act
REC	Renewable Energy Credit
REP	Residential Exchange Program
SERP	Supplemental Executive Retirement Plan
VIE	Variable Interest Entity
Washington Commission	Washington Utilities and Transportation Commission

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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements
PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenue:
Electric	$458,010	$489,608	$1,545,464	$1,507,549
Gas	139,246	132,571	802,884	664,423
Other	520	650	1,696	2,350
Total operating revenue	597,776	622,829	2,350,044	2,174,322
Operating expenses:
Energy costs:
Purchased electricity	137,674	127,792	545,592	556,788
Electric generation fuel	61,596	96,712	132,705	194,649
Residential exchange	(12,546)	(15,173)	(49,521)	(54,510)
Purchased gas	63,087	60,284	427,016	343,779
Unrealized (gain) loss on derivative instruments, net	30,193	63,275	(19,920)	109,183
Utility operations and maintenance	121,049	117,155	362,868	355,569
Non-utility expense and other	2,175	4,207	7,117	11,965
Depreciation	74,062	73,111	222,422	217,765
Amortization	18,562	18,355	54,985	53,011
Conservation amortization	20,438	20,392	76,522	60,874
Taxes other than income taxes	60,823	58,903	236,757	210,304
Total operating expenses	577,113	625,013	1,996,543	2,059,377
Operating income	20,663	(2,184)	353,501	114,945
Other income (deductions):
Other income	15,089	11,073	43,307	32,887
Other expense	(1,239)	(1,074)	(3,472)	(4,147)
Non-hedged interest rate derivative expense	(3,395)	--	(28,855)	--
Interest charges:
AFUDC	8,764	3,924	20,764	9,832
Interest expense	(96,278)	(84,473)	(286,287)	(244,839)
Income (loss) before income taxes	(56,396)	(72,734)	98,958	(91,322)
Income tax (benefit) expense	(19,926)	(34,835)	22,962	(37,895)
Net income (loss)	$(36,470)	$(37,899)	$75,996	$(53,427)

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(36,470)	$(37,899)	$75,996	$(53,427)
Other comprehensive income (loss):
Net unrealized gain (loss) on interest rate swaps during the period, net of tax	--	(19,761)	--	(63,338)
Reclassification of net unrealized loss on interest rate swaps during the period, net of tax	2,802	5,614	22,795	16,588
Net unrealized gain (loss) from pension and postretirement plans, net of tax	2,154	(166)	1,630	(169)
Reclassification of net unrealized loss on energy derivative instruments during the period, net of tax	782	2,370	1,146	3,625
Other comprehensive income (loss)	5,738	(11,943)	25,571	(43,294)
Comprehensive income (loss)	$(30,732)	$(49,842)	$101,567	$(96,721)

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2011	December 31, 2010
Utility plant (including construction work in progress of $1,163,951 and $628,387, respectively):
Electric plant	$5,888,741	$5,253,786
Gas plant	2,202,350	2,129,200
Common plant	390,995	318,615
Less: Accumulated depreciation and amortization	(609,646)	(429,038)
Net utility plant	7,872,440	7,272,563
Other property and investments:
Goodwill	1,656,513	1,656,513
Investment in exchange power contract	20,278	22,923
Other property and investments	124,733	125,918
Total other property and investments	1,801,524	1,805,354
Current assets:
Cash and cash equivalents	26,086	36,557
Restricted cash	4,261	5,470
Accounts receivable, net of allowance for doubtful accounts of $8,122 and $9,784, respectively	205,916	327,615
Unbilled revenue	100,834	194,088
Purchased gas adjustment receivable	--	5,992
Materials and supplies, at average cost	76,741	85,413
Fuel and gas inventory, at average cost	100,151	96,633
Unrealized gain on derivative instruments	6,876	7,500
Income taxes	12,119	76,183
Prepaid expense and other	37,231	14,835
Power contract acquisition adjustment gain	84,351	134,553
Deferred income taxes	78,075	83,086
Total current assets	732,641	1,067,925
Other long-term and regulatory assets:
Power cost adjustment mechanism	1,106	15,618
Regulatory assets related to power contracts	64,727	116,116
Other regulatory assets	780,402	887,940
Unrealized gain on derivative instruments	10,671	8,233
Power contract acquisition adjustment gain	562,432	624,667
Other	158,876	130,920
Total other long-term and regulatory assets	1,578,214	1,783,494
Total assets	$11,984,819	$11,929,336

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2011	December 31, 2010
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$--	$--
Additional paid-in capital	3,308,957	3,308,957
Earnings reinvested in the business	(24,171)	17,024
Accumulated other comprehensive income (loss), net of tax	22,502	(3,069)
Total common shareholder’s equity	3,307,288	3,322,912
Long-term debt:
First mortgage bonds and senior notes	3,092,000	2,792,000
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Long-term debt	1,793,000	1,490,000
Debt discount and other	(290,684)	(311,147)
Total long-term debt	5,006,176	4,382,713
Total capitalization	8,313,464	7,705,625
Current liabilities:
Accounts payable	239,524	291,148
Short-term debt	119,000	247,000
Current maturities of long-term debt	--	260,000
Accrued expenses:
Purchased gas adjustment liability	11,023	--
Taxes	64,504	81,505
Salaries and wages	34,410	34,453
Interest	66,442	59,182
Unrealized loss on derivative instruments	280,302	273,100
Power contract acquisition adjustment loss	26,274	69,915
Other	78,348	114,409
Total current liabilities	919,827	1,430,712
Long-term and regulatory liabilities:
Deferred income taxes	1,158,745	1,127,611
Unrealized loss on derivative instruments	158,464	183,135
Regulatory liabilities	331,753	305,936
Regulatory liabilities related to power contracts	646,782	759,220
Power contract acquisition adjustment loss	38,597	46,779
Other deferred credits	417,187	370,318
Total long-term and regulatory liabilities	2,751,528	2,792,999
Commitments and contingencies
Total capitalization and liabilities	$11,984,819	$11,929,336

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$75,996	$(53,427)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	222,422	217,765
Amortization	54,985	53,011
Conservation amortization	76,522	60,874
Deferred income taxes and tax credits, net	23,391	(78,075)
Net unrealized (gain) loss on derivative instruments	16,589	109,183
Long-term service prepayment	(27,200)	--
Pension funding	(5,000)	(12,000)
Derivative contracts classified as financing activities due to merger	149,462	279,073
AFUDC – Equity	(22,016)	(8,529)
Regulatory assets	37,993	37,838
Regulatory liabilities	11,789	31,453
Other long-term assets	(4,125)	(30,173)
Other long-term liabilities	43,424	7,936
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	214,953	201,486
Materials and supplies	7,481	(20,914)
Fuel and gas inventory	(3,166)	(8,405)
Income taxes	64,064	61,990
Prepayments and other	(22,640)	(22,127)
Purchased gas adjustment	17,015	(53,133)
Accounts payable	(45,553)	7,958
Taxes payable	(17,001)	(19,840)
Accrued expenses and other	24,785	5,912
Net cash provided by operating activities	894,170	767,856
Investing activities:
Construction expenditures – excluding equity AFUDC	(784,608)	(667,597)
Energy efficiency expenditures	(57,173)	(67,165)
Treasury grant payment received	--	28,675
Restricted cash	1,209	14,231
Other	(5,898)	2,268
Net cash used in investing activities	(846,470)	(689,588)
Financing activities:
Change in short-term debt and leases, net	(131,789)	(28,059)
Dividends paid	(117,191)	(103,206)
Long-term notes and bonds issued	1,087,000	575,000
Redemption of bonds and notes	(744,000)	(232,000)
Derivative contracts classified as financing activities due to merger	(149,462)	(279,073)
Issuance cost of bonds and other	(2,729)	(3,141)
Net cash provided by (used in) financing activities	(58,171)	(70,479)
Net increase (decrease) in cash and cash equivalents	(10,471)	7,789
Cash and cash equivalents at beginning of period	36,557	78,527
Cash and cash equivalents at end of period	$26,086	$86,316
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$222,657	$208,282
Cash payments (refunds) for income taxes	(64,016)	(20,622)

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenue:
Electric	$458,010	$489,608	$1,545,464	$1,507,549
Gas	139,246	132,571	802,884	664,423
Other	520	650	2,385	2,350
Total operating revenue	597,776	622,829	2,350,733	2,174,322
Operating expenses:
Energy costs:
Purchased electricity	137,818	127,936	546,025	557,221
Electric generation fuel	61,596	96,712	132,705	194,649
Residential exchange	(12,546)	(15,173)	(49,521)	(54,510)
Purchased gas	63,087	60,284	427,016	343,779
Unrealized (gain) loss on derivative instruments, net	33,280	78,559	17,649	200,702
Utility operations and maintenance	121,049	117,155	362,868	355,569
Non-utility expense and other	2,409	3,188	8,289	7,742
Depreciation	74,062	73,111	222,422	217,765
Amortization	18,562	18,355	54,985	53,011
Conservation amortization	20,438	20,392	76,522	60,874
Taxes other than income taxes	60,823	58,903	236,757	210,304
Total operating expenses	580,578	639,422	2,035,717	2,147,106
Operating income (loss)	17,198	(16,593)	315,016	27,216
Other income (deductions):
Other income	15,088	11,033	43,299	32,846
Other expense	(1,239)	(1,074)	(3,472)	(4,147)
Interest charges:
AFUDC	8,764	3,924	20,764	9,832
Interest expense	(57,379)	(61,620)	(171,796)	(178,323)
Interest expense on parent note	(29)	(42)	(124)	(152)
Income (loss) before income taxes	(17,597)	(64,372)	203,687	(112,728)
Income tax (benefit) expense	(8,490)	(34,813)	58,442	(45,402)
Net income (loss)	$(9,107)	$(29,559)	$145,245	$(67,326)

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(9,107)	$(29,559)	$145,245	$(67,326)
Other comprehensive income:
Net unrealized gain (loss) from pension and postretirement plans, net of tax	4,107	1,107	7,232	4,018
Reclassification of net unrealized loss on energy derivative instruments during the period, net of tax	2,764	12,253	18,541	38,364
Amortization of financing cash flow hedge contracts to earnings, net of tax	79	79	237	238
Other comprehensive income (loss)	6,950	13,439	26,010	42,620
Comprehensive income (loss)	$(2,157)	$(16,120)	$171,255	$(24,706)

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2011	December 31, 2010
Utility plant (at original cost, including construction work in progress of $1,163,951 and $628,387, respectively):
Electric plant	$8,214,105	$7,586,208
Gas plant	2,820,371	2,752,962
Common plant	491,077	427,227
Less: Accumulated depreciation and amortization	(3,656,974)	(3,509,277)
Net utility plant	7,868,579	7,257,120
Other property and investments:
Investment in exchange power contract	20,278	22,923
Other property and investments	114,561	115,056
Total other property and investments	134,839	137,979
Current assets:
Cash and cash equivalents	19,532	36,320
Restricted cash	4,261	5,470
Accounts receivable, net of allowance for doubtful accounts of $8,122 and $9,784, respectively	205,869	327,341
Unbilled revenue	100,834	194,088
Purchased gas adjustment receivable	--	5,992
Materials and supplies, at average cost	76,741	84,222
Fuel and gas inventory, at average cost	95,388	92,222
Unrealized gain on derivative instruments	6,876	7,500
Income taxes	11,987	62,114
Prepaid expense and other	37,052	14,412
Deferred income taxes	85,628	80,215
Total current assets	644,168	909,896
Other long-term and regulatory assets:
Power cost adjustment mechanism	1,106	15,618
Other regulatory assets	766,843	843,081
Unrealized gain on derivative instruments	10,671	8,233
Other	161,670	138,857
Total other long-term and regulatory assets	940,290	1,005,789
Total assets	$9,587,876	$9,310,784

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2011	December 31, 2010
Common shareholder’s equity:
Common stock $0.01 par value – 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,246,205	2,959,205
Earnings reinvested in the business	132,560	172,490
Accumulated other comprehensive income (loss), net of tax	(131,637)	(157,647)
Total common shareholder’s equity	3,247,987	2,974,907
Long-term debt:
First mortgage bonds and senior notes	3,092,000	2,792,000
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Debt discount	(15)	--
Total long-term debt	3,503,845	3,203,860
Total capitalization	6,751,832	6,178,767
Current liabilities:
Accounts payable	239,823	291,765
Short-term debt	119,000	247,000
Short-term note owed to parent	29,998	22,598
Current maturities of long-term debt	--	260,000
Accrued expenses:
Purchased gas adjustment liability	11,023	--
Taxes	64,504	81,505
Salaries and wages	34,410	34,453
Interest	53,143	54,723
Unrealized loss on derivative instruments	254,476	243,053
Other	61,079	49,661
Total current liabilities	867,456	1,284,758
Long-term and regulatory liabilities:
Deferred income taxes	1,112,254	1,034,517
Unrealized loss on derivative instruments	124,848	155,179
Regulatory liabilities	324,839	296,884
Other deferred credits	406,647	360,679
Total long-term and regulatory liabilities	1,968,588	1,847,259
Commitments and contingencies
Total capitalization and liabilities	$9,587,876	$9,310,784

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$145,245	$(67,326)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	222,422	217,765
Amortization	54,985	53,011
Conservation amortization	76,522	60,874
Deferred income taxes and tax credits, net	58,819	(66,126)
Net unrealized (gain) loss on derivative instruments	17,649	200,702
Long-term service prepayment	(27,200)	--
Pension funding	(5,000)	(12,000)
AFUDC – Equity	(22,016)	(8,529)
Regulatory assets	37,993	37,838
Regulatory liabilities	11,789	31,453
Other long-term assets	(4,815)	(27,793)
Other long-term liabilities	25,957	(2,790)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	214,726	201,407
Materials and supplies	7,481	(22,038)
Fuel and gas inventory	(3,166)	(8,405)
Income taxes	50,127	41,040
Prepayments and other	(22,640)	(22,127)
Purchased gas adjustment	17,015	(53,133)
Accounts payable	(45,871)	9,330
Taxes payable	(17,001)	(19,840)
Accrued expenses and other	2,217	8,430
Net cash provided by operating activities	795,238	551,743
Investing activities:
Construction expenditures – excluding equity AFUDC	(784,608)	(667,597)
Energy efficiency expenditures	(57,173)	(67,165)
Treasury grant payment received	--	28,675
Restricted cash	1,209	14,231
Other	7,830	2,268
Net cash used in investing activities	(832,742)	(689,588)
Financing activities:
Change in short-term debt and leases, net	(131,789)	(28,059)
Dividends paid	(185,175)	(166,084)
Long-term notes and bonds issued	300,000	575,000
Loan from (payment to) parent	7,400	--
Redemption of bonds and notes	(260,000)	(232,000)
Investment from parent	287,000	--
Issuance cost of bonds and other	3,280	(3,141)
Net cash provided by (used in) financing activities	20,716	145,716
Net increase (decrease) in cash and cash equivalents	(16,788)	7,871
Cash and cash equivalents at beginning of period	36,320	78,407
Cash and cash equivalents at end of period	$19,532	$86,278
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$146,152	$147,388
Cash payments (refunds) for income taxes	(50,022)	(19,087)

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Consolidation Policy

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
The consolidated financial statements of Puget Energy reflect the accounts of Puget Energy and its subsidiary, PSE.  PSE’s consolidated financial statements include the accounts of PSE and its subsidiaries.  Puget Energy and PSE are collectively referred to herein as “the Company.”  The consolidated financial statements are presented after elimination of all significant intercompany items and transactions.  PSE’s consolidated financial statements continue to be accounted for on a historical basis and do not include any purchase accounting adjustments.  Certain prior year amounts have been reclassified to conform to current year presentation.
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
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.
PSE collected Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes totaling $44.7 million and $182.1 million for the three and nine months ended September 30, 2011, respectively, and $44.4 million and $164.0 million for the three and nine months ended September 30, 2010, respectively.  The Company reports such taxes on a gross basis in operating revenue and in taxes other than income taxes in the accompanying consolidated statements of income.

Accumulated Other Comprehensive Income (Loss)
The following tables present the components of the Company’s accumulated other comprehensive income (OCI) at September 30, 2011 and December 31, 2010:

Puget Energy (Dollars in Thousands)	September 30, 2011	December 31, 2010
Net unrealized loss on energy derivative instruments	$(1,512)	$(2,658)
Net unrealized loss on interest rate swaps	(17,246)	(40,041)
Net unrealized gain and prior service cost on pension plans	41,260	39,630
Total Puget Energy, net of tax	$22,502	$(3,069)

Puget Sound Energy (Dollars in Thousands)	September 30, 2011	December 31, 2010
Net unrealized loss on energy derivative instruments	$(16,071)	$(34,612)
Settlement of treasury rate cash flow hedge contracts	(7,020)	(7,257)
Net unrealized loss and prior service cost on pension plans	(108,546)	(115,778)
Total PSE, net of tax	$(131,637)	$(157,647)

Adjustments.  During the three months ended September 30, 2011, PSE recorded adjustments to increase after-tax income totaling $2.6 million to correct certain accounting estimates that originated in prior periods.  These adjustments resulted in an increase to operating revenue of $4.7 million, energy costs of $2.4 million and income taxes of $0.1 million and a decrease to utility operations and maintenance of $0.4 million.  Because the adjustments were not material to any prior periods and the cumulative amount is not material to the estimated results of operations for the year ending December 31, 2011, the Company recorded the cumulative effect of these adjustments during the three months ended September 30, 2011.  The adjustments had no impact to the cash flows from operations or total cash flows.

(2)	New Accounting Pronouncements

Intangibles - Goodwill and Other
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  ASU 2011-08 allows an entity the option to qualitatively assess whether it must perform the two-step goodwill impairment test in FASB Accounting Standards Codification (ASC) 350-20, Intangibles - Goodwill and Other. An entity has the option to qualitatively assess whether it is more likely than not (more than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount.  If an entity elects to perform the qualitative assessment and determines that it is more likely than not that the reporting unit’s fair value is in excess of its carrying amount, no further evaluation is necessary.  Otherwise, an entity would perform Step 1 of the goodwill impairment test in ASC 350-20.
ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and therefore will become effective for the Company on January 1, 2012.  The Company does not currently plan to optionally adopt ASU 2011-08 early.

Comprehensive Income
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of OCI as part of the statement of changes in stockholders' equity. The ASU also requires the presentation of reclassification adjustments for items that are reclassified from OCI to net income on the financial statements.  The amendments to the ASC in the ASU do not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income.
ASU 2011-05 should be applied retrospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and therefore will become effective for the Company on January 1, 2012.  The Company already complies with the presentation requirement, as the Company presents the total of comprehensive income, the components of net income, and the components of OCI in two separate statements.  Therefore ASU 2011-05 will not have an impact on the Company’s consolidated financial statements.

Fair Value Measurement
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRS). This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement.  The ASU expands ASC 820’s, “Fair Value Measurements and Disclosures” (ASC 820), existing disclosure requirements for fair value measurements categorized in Level 3 by requiring (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs.  In addition, the ASU requires items that are not recorded at fair value but whose fair value must be disclosed, to indicate their level in the fair value hierarchy.
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
ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011, and therefore will become effective for the Company on January 1, 2012.  Adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

(3)	Accounting for Derivative Instruments and Hedging Activities

PSE employs various portfolio optimization strategies, but is not in the business of assuming risk for the purpose of realizing speculative trading revenue.  The nature of serving regulated electric customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to volumetric and commodity price risks within the sharing mechanism of the Power Cost Adjustment (PCA).  Therefore, wholesale market transactions are focused on balancing PSE’s energy portfolio management function monitors and manages these risks using analytical models and tools.  In order to manage risks effectively, PSE enters into physical and financial transactions which are appropriate for the service territory of PSE and are relevant to its regulated electric and natural gas portfolios.
The Company manages its interest rate risk primarily through the issuance of fixed-rate debt of various maturities.  The Company utilizes internal cash from operations, commercial paper and credit facilities to meet short-term funding needs.  Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable.  The Company may also enter into swap instruments or other financial hedge instruments to manage interest rate risk associated with its debt.  At the date of the merger in 2009, Puget Energy entered into interest rate swap transactions to hedge the risk associated with its one-month London Interbank Offered Rate (LIBOR) floating rate debt.  As of September 30, 2011, Puget Energy had four remaining interest rate swap contracts outstanding and PSE did not have any outstanding interest rate swap instruments.
Effective December 6, 2010, Puget Energy de-designated its interest rate derivatives previously recorded as cash flow hedges, with the intent to refinance the underlying debt prior to its maturity in February 2014.  A portion of the outstanding interest rate swap derivative loss on December 6, 2010 remained in OCI and continues to be amortized as the future interest payments on the debt occur.  The remaining portion of the outstanding interest rate swap derivative loss, associated with interest payments on the debt where future occurrence of debt payments became remote, was reclassified from OCI into earnings.  To date, Puget Energy has refinanced the underlying debt on several occasions and correspondingly, has net settled three interest rate swaps with a total notional amount of $205.6 million.  Puget Energy intends to continue refinancing this debt, and settling related interest rate swaps, as market conditions warrant.  After December 6, 2010, all gains or losses associated with the interest rate swaps are marked-to-market and recorded in Puget Energy’s earnings.
  In July 2009, the Company discontinued cash flow hedge accounting for all energy related derivatives. As a result, the natural gas and electric derivative portfolios are marked-to-market and changes in value are recorded in earnings. However, amounts previously recorded in accumulated OCI continue to be deferred until the forecasted transaction occurs or management determines that the forecasted transaction is probable of not occurring, at which time the amounts   are then reclassified into.
The following tables present the fair value and locations of the Company’s derivative instruments recorded on the balance sheets at September 30, 2011 and December 31, 2010:

Derivatives Not Designated as Hedging Instruments
Puget Energy	September 30, 2011		December 31, 2010
(Dollars in Thousands)	Assets 1	Liabilities 2	Assets 1	Liabilities 2
Interest rate swaps:
Current	$--	$25,826	$--	$30,047
Long-term	--	33,616	--	27,956
Electric portfolio:
Current	4,905	155,966	4,716	142,780
Long-term	6,280	77,163	5,046	99,801
Natural gas portfolio: 3
Current	1,971	98,510	2,784	100,273
Long-term	4,391	47,685	3,187	55,378
Total derivatives	$17,547	$438,766	$15,733	$456,235

Derivatives Not Designated as Hedging Instruments
Puget Sound Energy	September 30, 2011		December 31, 2010
(Dollars in Thousands)	Assets 1	Liabilities 2	Assets 1	Liabilities 2
Electric portfolio:
Current	$4,905	$155,966	$4,716	$142,780
Long-term	6,280	77,163	5,046	99,801
Natural gas portfolio: 3
Current	1,971	98,510	2,784	100,273
Long-term	4,391	47,685	3,187	55,378
Total derivatives	$17,547	$379,324	$15,733	$398,232
___________
1	Balance sheet location: Unrealized gain on derivative instruments.
2	Balance sheet location: Unrealized loss on derivative instruments.
3
The Company net derivative liability had a regulatory asset of $139.8 million and $149.7 million at September 30, 2011 and December 31, 2010, respectively, related to financial contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.  All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980, “Regulated Operations” (ASC 980), due to the Purchased Gas Adjustment (PGA) mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism and the gains and losses on the hedges in future periods will be recorded as gas costs.

For further details regarding the fair value of derivative instruments, see Note 4.
The following tables present the net unrealized (gain) loss of the Company’s derivative instruments recorded on the statements of income for the three and nine months ended September 30, 2011 and 2010:

Puget Energy	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2011	2010	2011	2010
Natural gas / Power NPNS 1	$(37)	$(78)	$(10,806)	$(33,662)
Natural gas for power generation	(382)	18,232	(40,644)	67,151
Power exchange	--	(639)	--	(2,096)
Power	30,612	45,760	31,530	77,790
Total net unrealized (gain) loss on derivative instruments	$30,193	$63,275	$(19,920)	$109,183
Interest expense – interest rate swaps	$9,107	$--	$21,352	$--
Other deductions – interest rate swaps	$828	$--	$15,154	$--
___________
1	Gains related to Normal Purchase Normal Sale (NPNS) contracts at the merger date are subsequently amortized over the remaining life.

Puget Sound Energy	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2011	2010	2011	2010
Natural gas for power generation	$1,833	$31,801	$(21,368)	$109,523
Power exchange	--	(639)	--	(2,096)
Power	31,447	47,397	39,017	93,275
Total net unrealized (gain) loss on derivative instruments	$33,280	$78,559	$17,649	$200,702

The following tables present the effect of hedging instruments on the Puget Energy’s OCI and statements of income, which are based on derivatives that were in a previous cash flow hedging relationship, for the three and nine months ended September 30, 2011 and 2010:

Puget Energy (Dollars in Thousands)	Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion 1)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 2)
	2011	2010	Location	2011	2010
Interest rate contracts:	$--	$(19,761)	Interest expense	$(4,311)	$(8,638)
Commodity contracts: Electric derivatives	--	--	Electric generation fuel	(676)	(3,286)
			Purchased electricity	(528)	(361)
Total	$--	$(19,761)		$(5,515)	$(12,285)

Puget Energy (Dollars in Thousands)	Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion 1)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 2)
	2011	2010	Location	2011	2010
Interest rate contracts:	$--	$(63,338)	Interest expense	$(35,069)	$(25,520)
Commodity contracts: Electric derivatives	--	--	Electric generation fuel	(726)	(3,407)
		--	Purchased electricity	(1,038)	(2,170)
Total	$--	$(63,338)		$(36,833)	$(31,097)
___________
1	Changes in OCI are reported in after-tax dollars.
2	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

The following tables present the effect of hedging instruments on PSE’s OCI and statements of income, which are based on derivatives that were in a previous cash flow hedging relationship, for the three and nine months ended September 30, 2011 and 2010:

Puget Sound Energy (Dollars in Thousands)	Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion 1)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 2)
	2011	2010	Location	2011	2010
Interest rate contracts:	$--	$--	Interest expense	$(122)	$(122)
Commodity contracts: Electric derivatives	--	--	Electric generation fuel	(2,890)	(16,855)
			Purchased electricity	(1,362)	(1,996)
Total	$--	$--		$(4,374)	$(18,973)

Puget Sound Energy (Dollars in Thousands)	Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion 1)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 2)
	2011	2010	Location	2011	2010
Interest rate contracts:	$--	$--	Interest expense	$(364)	$(366)
Commodity contracts: Electric derivatives	--	--	Electric generation fuel	(19,999)	(45,778)
			Purchased electricity	(8,526)	(13,243)
Total	$--	$--		$(28,889)	$(59,387)
___________
1	Changes in OCI are reported in after-tax dollars.
2	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

For derivative instruments that met cash flow hedge criteria, the effective portion of the gain or loss on the derivative was reported as a component of accumulated OCI during the hedging period and will be reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings.  As of September 30, 2011, Puget Energy expects that $15.6 million of losses in accumulated OCI will be reclassified into earnings within the next twelve months.  PSE expects that $14.4 million of losses in accumulated OCI will be reclassified into earnings within the next twelve months.  The maximum length of time over which the Company is economically hedging its exposure to the variability of future cash flows extends to February 2015 for purchased electricity contracts, October 2015 for gas for power generation contracts and February 2014 for interest rate swaps.  Additionally, the maximum length of contract transactions deferred in accumulated OCI extends to February 2015 for purchased electricity contracts, January 2012 for gas for power generation contracts and February 2014 for interest rate swaps.
The following tables present the effect of the Company’s derivatives not designated as hedging instruments on income during the three and nine months ended September 30, 2011 and 2010:

Puget Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Location	2011	2010	2011	2010
Interest rate contracts:	Other deductions	$(3,395)	$--	$(28,855)	$--
	Interest expense	(14,087)	--	(41,363)	--
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net 1	$(30,230)	$(63,353)	$9,114	$(142,846)
	Electric generation fuel	(22,763)	(36,571)	(72,385)	(69,571)
	Purchased electricity	(10,141)	(9,329)	(43,971)	(27,529)
Total gain (loss) recognized in income on derivatives		$(80,616)	$(109,253)	$(177,460)	$(239,946)
___________
1
Differs from the amounts stated in the statements of income as it does not include amortization expense related to contracts that were recorded at fair value at the time of the February 2009 merger and subsequently designated as NPNS of $0.4 million and $10.8 million for the three and nine months ended September 30, 2011 and $0.1 million and $33.7 million for the three and nine months ended September 30, 2010, respectively.

Puget Sound Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Location	2011	2010	2011	2010
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net	$(33,280)	$(78,559)	$(17,649)	$(200,702)
	Electric generation fuel	(22,763)	(36,571)	(72,385)	(69,571)
	Purchased electricity	(10,141)	(9,329)	(43,971)	(27,529)
Total gain (loss) recognized in income on derivatives		$(66,184)	$(124,459)	$(134,005)	$(297,802)

The Company had the following outstanding commodity contracts as of September 30, 2011:

Derivatives not designated as hedging instruments:	Number of Units
Puget Energy:
Interest rate swaps	$1.277 billion
Puget Energy and Puget Sound Energy:
Natural gas derivatives 1	452,755,192 MMBtus
Electric generation fuel	108,882,500 MMBtus
Purchased electricity	11,636,692 MWhs
 __________
1	Unrealized gains (losses) on natural gas derivatives are offset by a regulatory asset or liability in accordance with ASC 980 due to the PGA mechanism.

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
It is possible that volatility of energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties.  If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss.  As of September 30, 2011, approximately 99.9% of the Company’s energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies while 0.1% are either rated below investment grade or are not rated by rating agencies.  The Company assesses credit risk internally for counterparties that are not rated.
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
The Company applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  The Company applies its own default factor to compute credit reserves for counterparties that are in a net liability position.  Credit reserves are recorded as offsetting amounts to unrealized gain (loss) positions.  As of September 30, 2011, the Company was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the quarter.  The majority of the Company’s derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council.  Despite its net liability position, PSE was not required to post additional collateral with any of its counterparties.  Additionally, PSE did not trigger collateral requirements with any of its counterparties nor were any of PSE’s counterparties required to post additional collateral resulting from credit rating downgrades.
As of September 30, 2011, the Company did not have any outstanding energy supply and interest rate swap contracts with counterparties that contained credit risk-related contingent features, which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in a net liability position.

The following table presents the fair value of the Company’s outstanding derivative contracts with contractually contingent features which are in a liability position at September 30, 2011:

Puget Energy and Puget Sound Energy Contingent Feature (Dollars in Thousands)	Fair Value 1 Liability	Posted Collateral	Contingent Collateral
Credit rating 2	$(47,067)	$--	$47,067
Requested credit for adequate assurance	(119,906)	--	--
Forward value of contract 3	(11,710)	--	--
Total	$(178,683)	$--	$47,067
__________
1	Excludes NPNS, accounts payable and accounts receivable.
2	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating’s agencies provides counterparties a contractual right to demand collateral.
3	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(4)	Fair Value Measurements

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
As of September 30, 2011, the Company considered the markets for its electric and natural gas as Level 2 derivative instruments, since such contracts are commonly traded as over-the-counter forwards with indirectly observable price quotes.  However, certain energy derivative instruments are classified as Level 3 in the fair value hierarchy since Level 3 inputs are significant to the fair value measurement.  Management’s assessment was based on the trading activity volume in real-time and forward electric and natural gas markets.  The Company regularly confirms the validity of pricing service quoted prices (e.g., Level 2 in the fair value hierarchy) used to value commodity contracts with the actual prices of commodity contracts entered into during the most recent quarter.

The following tables present the Company’s financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis and the reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy as of September 30, 2011 and December 31, 2010:

Puget Energy	Fair Value Measurement at September 30, 2011				Fair Value Measurement at December 31, 2010
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$--	$1,646	$9,539	$11,185	$--	$1,874	$7,888	$9,762
Natural gas derivative instruments	--	440	5,922	6,362	--	1,487	4,484	5,971
Cash equivalents	5,607	4,664	--	10,271	15,184	5,450	--	20,634
Restricted cash	2,192	--	--	2,192	3,246	--	--	3,246
Total assets	$7,799	$6,750	$15,461	$30,010	$18,430	$8,811	$12,372	$39,613
Liabilities:
Electric derivative instruments	$--	$143,870	$89,259	$233,129	$--	$147,257	$95,324	$242,581
Natural gas derivative instruments	--	138,695	7,500	146,195	--	147,308	8,343	155,651
Interest rate derivative instruments	--	59,442	--	59,442	--	58,003	--	58,003
Total liabilities	$--	$342,007	$96,759	$438,766	$--	$352,568	$103,667	$456,235

Puget Sound Energy	Fair Value Measurement at September 30, 2011				Fair Value Measurement at December 31, 2010
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$--	$1,646	$9,539	$11,185	$--	$1,874	$7,888	$9,762
Natural gas derivative instruments	--	440	5,922	6,362	--	1,487	4,484	5,971
Cash equivalents	--	4,664	--	4,664	15,184	5,450	--	20,634
Restricted cash	2,192	--	--	2,192	3,246	--	--	3,246
Total assets	$2,192	$6,750	$15,461	$24,403	$18,430	$8,811	$12,372	$39,613
Liabilities:
Electric derivative instruments	$--	$143,870	$89,259	$233,129	$--	$147,257	$95,324	$242,581
Natural gas derivative instruments	--	138,695	7,500	146,195	--	147,308	8,343	155,651
Total liabilities	$--	$282,565	$96,759	$379,324	$--	$294,565	$103,667	$398,232

Puget Energy and Puget Sound Energy Level 3 Roll-Forward Net (Liability)	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Thousands)	2011		2010		2011		2010
Balance at beginning of period	$(81,537)		$(135,121)		$(91,295)		$(100,333)
Changes during period:
Realized and unrealized energy derivatives
- included in earnings	(10,491	) 1	(46,223	) 2	(30,442	) 1	(125,839	) 2
- included in regulatory assets / liabilities	(272)		(1,017)		2,707		(1,856)
Settlements 3	6,431		7,798		23,978		21,138
Transferred into Level 3	126		761		489		225
Transferred out of Level 3	4,445		52,815		13,265		85,678
Balance at end of period	$(81,298)		$(120,987)		$(81,298)		$(120,987)
__________
1
Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric and natural gas derivatives of $(15.1) million and $2.9 million, respectively, for the three months ended September 30, 2011 and $(32.6) million and $2.1 million for electric and natural gas derivatives for the nine months ended September 30, 2011, respectively.

2
Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric and natural gas derivatives of $(37.0) million and $0.6 million, respectively, for the three months ended September 30, 2010 and $(76.3) million and $(27.4) million for electric and natural gas derivatives for the nine months ended September 30, 2010, respectively.

3	The Company had no purchases or issuances during the reported periods.

Realized gains and losses on energy derivatives for Level 3 recurring items are included in energy costs in the Company’s consolidated statements of income under purchased electricity, electric generation fuel or purchased natural gas when settled.
Unrealized gains and losses on energy derivatives for Level 3 recurring items are included in net unrealized (gain) loss on derivative instruments in the Company’s consolidated statements of income.  Energy derivatives transferred out of Level 3 represent existing assets or liabilities that were classified as Level 3 at the beginning of the reporting period for which the lowest significant input became observable during the current reporting period and were transferred into Level 2.  Conversely, energy derivatives transferred into Level 3 from Level 2 represent scenarios in which the lowest significant input became unobservable during the current reporting period.  The Company did not have any transfers between Level 2 and Level 1 during the three and nine months ended September 30, 2011 or 2010.

(5)	Estimated Fair Value of Financial Instruments

The following tables present the carrying amounts and estimated fair value of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
Puget Energy (Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$26,086	$26,086	$36,557	$36,557
Restricted cash	4,261	4,261	5,470	5,470
Notes receivable and other	72,350	72,350	72,419	72,419
Electric derivatives	11,185	11,185	9,762	9,762
Natural gas derivatives	6,362	6,362	5,971	5,971
Liabilities:
Short-term debt	$119,000	$119,000	$247,000	$247,000
Junior subordinated notes	250,000	249,207	250,000	246,864
Current maturities of long-term debt (fixed-rate)	--	--	260,000	261,472
Long-term debt (fixed-rate), net of discount	3,927,884	5,154,676	3,119,660	3,718,303
Long-term debt (variable-rate), net of discount	828,292	871,786	1,013,053	1,083,117
Electric derivatives	233,129	233,129	242,581	242,581
Natural gas derivatives	146,195	146,195	155,651	155,651
Interest rate derivatives	59,442	59,442	58,003	58,003

	September 30, 2011		December 31, 2010
Puget Sound Energy (Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$19,532	$19,532	$36,320	$36,320
Restricted cash	4,261	4,261	5,470	5,470
Notes receivable and other	72,350	72,350	72,419	72,419
Electric derivatives	11,185	11,185	9,762	9,762
Natural gas derivatives	6,362	6,362	5,971	5,971
Liabilities:
Short-term debt	$119,000	$119,000	$247,000	$247,000
Short-term debt owed by PSE to Puget Energy 1	29,998	29,998	22,598	22,598
Junior subordinated notes	250,000	249,207	250,000	246,864
Current maturities of long-term debt (fixed-rate)	--	--	260,000	261,472
Long-term debt (fixed-rate)	3,253,845	4,204,347	2,953,860	3,267,994
Electric derivatives	233,129	233,129	242,581	242,581
Natural gas derivatives	146,195	146,195	155,651	155,651
___________
1	Short-term debt owed by PSE to Puget Energy is eliminated upon consolidation of Puget Energy.

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

PSE has a defined benefit pension plan covering substantially all PSE employees.  Pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates.  PSE also maintains a non-qualified Supplemental Executive Retirement Plan (SERP) for its key senior management employees.  In addition to providing pension benefits, PSE provides group health care and life insurance benefits for certain retired employees.  These benefits are provided principally through an insurance company.  The insurance premiums, paid primarily by retirees, are based on the benefits provided during the year.
The February 6, 2009 merger of Puget Energy with Puget Holdings triggered a new basis of accounting for PSE’s retirement benefit plans in the Puget Energy consolidated financial statements.  Such purchase accounting adjustments associated with the remeasurement of the retirement plans are recorded at Puget Energy.
The following tables summarize the Company’s net periodic benefit cost for the three and nine months ended September 30, 2011 and 2010:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in Thousands)	2011	2010	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$3,748	$4,009	$310	$256	$22	$26
Interest cost	6,438	6,965	548	541	196	220
Expected return on plan assets	(8,788)	(8,087)	--	--	(126)	(127)
Amortization of prior service cost	(495)	--	--	--	--	--
Amortization of net loss (gain)	--	--	90	--	(36)	(17)
Net periodic benefit cost	$903	$2,887	$948	$797	$56	$102

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2011	2010	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$11,867	$12,083	$931	$768	$85	$79
Interest cost	19,697	21,030	1,644	1,624	605	660
Expected return on plan assets	(26,508)	(24,501)	--	--	(377)	(381)
Amortization of prior service cost	(1,485)	--	--	--	--	--
Amortization of net loss (gain)	--	--	270	--	(34)	(51)
Net periodic benefit cost	$3,571	$8,612	$2,845	$2,392	$279	$307

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in Thousands)	2011	2010	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$3,748	$4,009	$310	$256	$22	$26
Interest cost	6,438	6,965	548	541	196	220
Expected return on plan assets	(10,984)	(10,875)	--	--	(126)	(127)
Amortization of prior service cost	(393)	185	141	141	16	33
Amortization of net loss (gain)	2,298	1,781	298	192	(144)	(138)
Amortization of transition obligation	--	--	--	--	12	12
Net periodic benefit cost	$1,107	$2,065	$1,297	$1,130	$(24)	$26

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2011	2010	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$11,867	$12,083	$931	$768	$85	$79
Interest cost	19,697	21,030	1,644	1,624	605	660
Expected return on plan assets	(33,096)	(32,864)	--	--	(377)	(381)
Amortization of prior service cost	(1,180)	555	422	422	47	99
Amortization of net loss (gain)	7,687	5,193	895	576	(361)	(414)
Amortization of transition obligation	--	--	--	--	37	36
Net periodic benefit cost	$4,975	$5,997	$3,892	$3,390	$36	$79

The following table summarizes the Company’s change in benefit obligation for the periods ended September 30, 2011 and December 31, 2010:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Change in benefit obligation:
Benefit obligation at beginning of period	$532,615	$504,786	$44,322	$39,152	$16,579	$15,953
Beginning of year remeasurement	(3,755)	--	--	--	(234)	--
Service cost	11,867	16,089	931	1,024	85	106
Interest cost	19,697	27,975	1,644	2,165	605	880
Amendment	--	(21,866)	--	--	--	--
Actuarial loss	--	32,163	--	3,663	--	867
Benefits paid	(28,350)	(26,532)	(1,599)	(1,682)	(1,344)	(2,030)
Medicare part D subsidiary received	--	--	--	--	408	803
Benefit obligation at end of period	$532,074	$532,615	$45,298	$44,322	$16,099	$16,579

The fair value of the Company’s pension plan assets was $456.8 million and $526.5 million at September 30, 2011 and December 31, 2010, respectively.
The Company anticipates its aggregate contributions to fund the retirement plan, and payments to the SERP and the other post retirement plan to be at least $5.0 million, $3.5 million and $0.5 million, respectively, for the year ending December 31, 2011.  During the three months ended September 30, 2011, the Company contributed $0.4 million and $0.1 million to meet the SERP and the other postretirement obligations, respectively.  During the nine months ended September 30, 2011, the Company contributed $5.0 million, $1.6 million and $0.7 million to fund the qualified retirement plan, SERP and the other postretirement plan, respectively.
As a result of the Patient Protection and Affordable Care Act of 2010, PSE recorded a one-time tax expense of $0.8 million during the nine months ended September 30, 2010, related to a Medicare D subsidy that PSE receives.  These subsidies have been non-taxable in the past and will be subject to federal income taxes after 2012 as a result of the legislation.

(7)	Regulation and Rates

On March 14, 2011, the Washington Commission issued an order authorizing PSE to increase its natural gas general tariff rates by $19.0 million on an annual basis, or 1.8%, effective April 1, 2011.
On April 26, 2011, PSE filed a new tariff for a Natural Gas Pipeline Integrity Program.  This program is intended to enhance pipeline safety by providing for the timely recovery of the Company’s cost to replace certain natural gas system infrastructure that would emphasize system reliability, integrity and safety which would increase natural gas revenues by $1.9 million or 0.2%.  The Washington Commission has set a hearing for November 17, 2011.
On June 13, 2011, PSE filed a general rate increase with the Washington Commission which proposed an increase in electric rates of $160.7 million or 8.1%, and an increase in natural gas rates of $31.9 million or 3.0%, to be effective May 2012.  PSE requested a weighted cost of capital of 8.42%, or 7.29% after-tax, and a capital structure of 48.0% in common equity with a return on equity of 10.8%.  The filing also proposes a conservation savings adjustment mechanism related to energy efficiency services for business and residential customers.  On September 1, 2011, PSE filed supplemental testimony to adjust the electric rate increase to $152.3 million, a 7.7% increase, due to changes in projected power costs.  Hearing related to this matter is set for February 14 through 17, 2012.

On October 27, 2011, the Washington Commission approved PSE’s PGA natural gas tariff filing effective November 1, 2011, to decrease the rates charged to customers under the PGA.  The estimated revenue impact of the approved charge is a decrease of $43.5 million, or 4.3% annually.  The rate adjustment has no impact on PSE’s net income.

(8)	Litigation

Residential Exchange. PSE has been a party to certain agreements with the Bonneville Power Administration (BPA) that provide payments under its Residential Exchange Program (REP) to PSE, which PSE passes through to its residential and small farm electric customers.  In 2008, PSE entered into agreements with the BPA for REP payments to 2012 and for the period 2012 to 2028.  PSE and other parties have sought United States Court of Appeals for the Ninth Circuit (Ninth Circuit) review regarding BPA’s agreements for REP payments during these periods.  In July 2011, BPA, PSE, and other parties (including some but not all litigants in the Ninth Circuit proceedings) entered into an agreement that addresses REP payments to PSE and other investor-owned utilities for periods ending September 30, 2028 and that is intended to resolve disputes in the Ninth Circuit over REP payments.  The amounts of REP payments under these agreements and the methods utilized in setting them are subject to FERC review or judicial review, or both, and are subject to adjustment, which may affect the amount of REP payments made or to be made by BPA to PSE.  It is not clear what impact, if any, these reviews or other REP-related litigation may ultimately have on PSE.

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

Snoqualmie Falls.  On July 7, 2010, a lawsuit was filed in the U.S. District Court for the Western District of Washington by the Snoqualmie Valley Preservation Alliance (SVPA), a group of downstream landowners, against the United States Army Corps of Engineers (Corps) challenging permits issued by the Corps in connection with the redevelopment of the Snoqualmie Falls Hydroelectric Project.  PSE sought and was granted permission to intervene in the proceeding.  Motions for summary judgment were filed by the plaintiffs and the Corps.  PSE joined the Corps’ motion and filed a motion for summary judgment arguing the plaintiffs’ claims were barred as untimely and improper.  On March 30, 2011, the District Court issued an order granting the Corps’ motion for summary judgment, denying the plaintiffs’ motion for summary judgment and dismissing the plaintiffs’ lawsuit.  On May 26, 2011, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit, claiming that the District Court erred in dismissing the lawsuit.  SVPA submitted its opening brief on September 20, 2011, and response briefs were submitted by November 3, 2011.  Oral argument on the appeal will occur thereafter, with a decision by the Court of Appeals to follow.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of this matter.

Pacific Northwest Refund Proceeding.  In October 2000, PSE filed a complaint with the FERC (Docket No. EL01-10) against “all jurisdictional sellers” in the Pacific Northwest seeking prospective price caps consistent with any result the FERC ordered for the California markets.  The FERC issued an order including price caps in July 2001, and PSE moved to dismiss the proceeding.  In response to PSE’s motion, various entities intervened and sought to convert PSE’s complaint into one seeking retroactive refunds in the Pacific Northwest.  The FERC rejected that effort, after holding what the FERC referred to as a “preliminary evidentiary hearing” before an administrative law judge.  On October 3, 2011, after appellate reviews, the FERC issued an Order on Remand and set the matter for hearing before an administrative law judge, but first requiring the parties to engage in settlement talks that are to begin in the fall of 2011.  As such, the hearing date itself is not known.  PSE intends to vigorously defend its position but is unable to predict the outcome of this matter.

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
The Company evaluated its power purchase agreements and determined it was not the primary beneficiary of any VIEs.  The Company previously disclosed two potentially significant variable interests in prior periods, both of which are qualifying facilities contracts that expire at the end of 2011.  The Company does not have an equity interest in either of those qualifying facilities.  The Company requested information from the relevant entities; however, they refused to provide the necessary information to the Company since they are not required to do so under their contracts.  If the variable interests were determined to be VIEs, the Company has concluded it is not the primary beneficiary of these entities based on available information and it has no exposure to losses on these contracts.  For the three months ended September 30, 2011 and 2010, the Company’s purchased power expense for these entities was $43.6 million and $54.0 million, respectively.  For the nine months ended September 30, 2011 and 2010, the Company’s purchased power expense for these entities was $129.1 million and $141.1 million, respectively.

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

Capital Contribution.  On February 3, 2011, and on May 23, 2011, Puget Energy drew $175.0 million and $112.0 million, respectively, from its capital expenditures credit facility to make capital contributions to PSE.  Proceeds were used by PSE to fund capital expenditures.

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
The following table presents the Company’s AFUDC amounts for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2011	2010	2011	2010
Equity AFUDC	$9,983	$4,178	$22,016	$8,529
Washington Commission AFUDC	96	--	4,367	2,319
Total in other income	10,079	4,178	26,383	10,848
Debt AFUDC	8,764	3,924	20,764	9,832
Total AFUDC	$18,843	$8,102	$47,147	$20,680

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
For the three months ended September 30, 2011 as compared to the same periods in 2010, PSE’s net income was positively affected by the following four factors:  (1) a decrease in net unrealized loss on derivative instruments primarily due to reversal of prior period losses that were settled during the period related to natural gas and power contracts; (2) lower power costs resulting from above-average hydroelectric and wind conditions that positively impacted PSE’s electric generation in 2011 as compared to higher costs resulting from below-average hydroelectric and wind conditions in 2010; (3) an increase in allowance for funds used during construction (AFUDC) debt and equity components due to higher construction expenditures in 2011 as compared to 2010 which are capitalized to construction projects: and (4) an increase in natural gas retail sales.
For the nine months ended September 30, 2011 as compared to the same periods in 2010, PSE’s net income was positively affected by the following four factors;  (1) a decrease in net unrealized loss on derivative instruments primarily due to reversal of prior period losses that were settled during the period related to natural gas and power contracts due to declining wholesale electricity and natural gas prices which were slightly offset by losses associated with lower forward wholesale prices of natural gas and electricity; (2) an increase in electric and natural gas retail sales primarily due to cooler temperatures in 2011 as compared to warmer than normal temperatures in 2010 during the first quarter; (3) lower power costs resulting from above-average hydroelectric and wind conditions that positively impacted PSE’s electric generation in 2011 as compared to higher costs resulting from below-average hydroelectric and wind conditions in 2010; and (4) an increase in AFUDC debt and equity components due to higher construction expenditures in 2011 as compared to 2010 which are capitalized to construction projects.
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

•	The impact of energy efficiency programs on sales and margins;
•	Wholesale commodity prices of electricity and natural gas;
•	Increasing depreciation and related property taxes; and
•	Federal, state, and local taxes.

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

PSE had a favorable PCA imbalance for the three and nine months ended September 30, 2011, which was $16.4 million and $46.8 million, respectively, below the “power cost baseline” level as compared to a favorable imbalance of $3.2 million for the three months ended September 30, 2010 and an unfavorable imbalance of $21.7 million for the nine months ended September 30, 2010.
On June 13, 2011, PSE filed a general rate increase with the Washington Commission which proposed an increase in electric rates of $160.7 million or 8.1%, to be effective May 2012.  PSE requested a weighted cost of capital of 8.42%, or 7.29% after-tax, and a capital structure of 48.0% in common equity with a return on equity of 10.8%.  The filing also proposes a conservation savings adjustment mechanism related to energy efficiency services for business and residential customers.  On September 1, 2011, PSE filed supplemental testimony to adjust the electric rate increase to $152.3 million, a 7.7% increase, due to changes in projected power costs.  Hearing related to this matter is set for February 14 through 17, 2012.
The following table sets forth electric rate adjustments approved by the Washington Commission and the corresponding impact on PSE’s annual revenue based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase in Rates	Annual Increase in Revenue (Dollars in Millions)
Electric General Rate Case	April 8, 2010	3.7%	$ 74.1

Natural Gas Rates
On October 27, 2011, the Washington Commission approved PSE’s Purchased Gas Adjustment (PGA) natural gas tariff filing effective November 1, 2011, to decrease the rates charged to customers under the PGA.  The estimated revenue impact of the approved charge is a decrease of $43.5 million, or 4.3% annually.  The rate adjustment has no impact on PSE’s net income.
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
On June 13, 2011, PSE filed a general rate increase with the Washington Commission which proposed an increase in natural gas rates of $31.9 million or 3.0%, to be effective May 2012.  PSE requested a weighted cost of capital of 8.42%, or 7.29% after-tax, and a capital structure of 48.0% in common equity with a return on equity of 10.8%.  The filing also proposes a conservation savings adjustment mechanism related to energy efficiency services for business and residential customers.  Hearing related to this matter is set for February 14 through 17, 2012.
On April 26, 2011, PSE filed a new tariff for a Natural Gas Pipeline Integrity Program.  This program is intended to enhance pipeline safety by providing for the timely recovery of the Company’s cost to replace certain natural gas system infrastructure that would emphasize system reliability, integrity and safety which would increase natural gas revenues by $1.9 million or 0.2%.  The Washington Commission has set a hearing for November 17, 2011.
On March 14, 2011, the Washington Commission issued its order authorizing PSE to increase its natural gas general tariff rates by $19.0 million or 1.8% on an annual basis effective April 1, 2011.

The following table sets forth natural gas rate adjustments approved by the Washington Commission and the corresponding impact to PSE’s annual revenue based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenue (Dollars in Millions)
Purchased Gas Adjustment	November 1, 2011	(4.3)%	$ (43.5)
Natural Gas General Tariff Adjustment	April 1, 2011	1.8	19.0
Purchased Gas Adjustment	November 1, 2010	1.9	18.3
Natural Gas General Rate Case	April 8, 2010	0.8	10.1
Purchased Gas Adjustment	October 1, 2009	(17.1)	(198.1)
Purchased Gas Adjustment	June 1, 2009 – May 31, 2010	(1.8)	(21.2)

Weather Conditions.  Weather conditions in PSE’s service territory have a significant impact on customer energy usage, affecting PSE’s revenue and energy supply expenses.  PSE’s operating revenue and associated energy supply expenses are not generated evenly throughout the year.  While both PSE’s electric and natural gas sales are generally greatest during winter months, variations in energy usage by customers occur from season to season and month to month within a season, primarily as a result of weather conditions.  PSE normally experiences its highest retail energy sales, and subsequently higher power costs, during the winter heating season in the first and fourth quarters of the year and its lowest sales in the third quarter of the year.  Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult.  PSE reported higher customer usage in the nine months ended September 30, 2011 primarily due to Pacific Northwest temperatures being 1.52 degrees cooler, as compared to the same periods in 2010.
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
Regulatory Compliance Costs and Expenditures. PSE’s operations are subject to extensive federal, state and local laws and regulations.  Such regulations cover electric system reliability, gas pipeline system safety and energy market transparency, among other areas.  Environmental laws and regulations related to air and water quality, including climate change and endangered species protection, waste handling and disposal (including generation byproducts such as coal ash), remediation of contamination and siting new facilities also impact the Company’s operations.  PSE must spend significant amounts to fulfill requirements set by regulatory agencies, many of which have greatly expanded mandates, and on measures including, but not limited to, resource planning, remediation, monitoring, pollution control equipment and emissions-related abatement and fees in order to comply with these regulatory requirements.
Compliance with these or other future regulations, such as those pertaining to climate change and generation by-products, could require significant capital expenditures by PSE and may adversely affect PSE’s financial position, results of operations, cash flows and liquidity.

Other Challenges and Strategies
Energy Supply.  PSE’s current Integrated Resource Plan (IRP), on file with the Washington Commission, projects that future energy needs will exceed current resources from long-term power purchase agreements and Company-controlled power resources.  The IRP identifies reductions in contractual supplies of energy and capacity available under certain long-term power purchase agreements, requiring replacement of supplies to meet projected demands over its 20 year planning horizon.  Therefore, PSE’s IRP sets forth a multi-part strategy of implementing energy efficiency programs and pursuing additional renewable resources (primarily wind) and additional base load natural gas-fired generation to meet the growing needs of its customers.  If PSE cannot acquire needed energy supply resources at a reasonable cost, it may be required to purchase additional power in the open market at a cost that could, in the absence of regulatory relief, significantly increase its expenses and reduce earnings and cash flows.  Factors influencing the Company’s decision-making as to the development or purchase of electric generation (and the timing of such development or purchase) include forecasted future customer energy demands, trends in energy markets, existing and proposed state and federal legislation, regulation and, especially with respect to PSE’s wind development assets, the status and availability of production tax credits (PTCs), treasury grants, or other supportive programs.
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
Markets For Intangible Power Attributes.  The Company is actively engaged in monitoring the development of the commercial markets for such intangible power attributes as Renewable Energy Credits (RECs) and carbon financial instruments.  The Company supports the development of regional and national markets for such products that are open, transparent and liquid.

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.  The following table presents the consolidated financial results of PSE for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
Puget Sound Energy (Dollars in Thousands)	2011	2010	Favorable/ (Unfavorable)	2011	2010	Favorable/ (Unfavorable)
Operating revenue:
Electric
Residential sales	$210,056	$215,651	(2.6)%	$845,469	$790,457	7.0%
Commercial sales	202,926	205,240	(1.1)	632,142	620,193	1.9
Industrial sales	26,738	26,429	1.2	80,122	76,466	4.8
Other retail sales, including unbilled revenue	5,851	10,736	(45.5)	(26,458)	(35,818)	(26.1)
Total retail sales	445,571	458,056	(2.7)	1,531,275	1,451,298	5.5
Transportation sales	2,887	2,594	11.3	7,726	8,477	(8.9)
Sales to other utilities and marketers	16,844	31,963	(47.3)	31,287	45,878	(31.8)
Other	(7,292)	(3,005)	142.7	(24,824)	1,896	*
Total electric operating revenue	458,010	489,608	(6.5)	1,545,464	1,507,549	2.5
Gas
Residential sales	77,818	73,817	5.4	514,783	418,770	22.9
Commercial sales	47,830	45,595	4.9	241,111	201,204	19.8
Industrial sales	6,390	6,158	3.8	25,087	22,610	11.0
Total retail sales	132,038	125,570	5.2	780,981	642,584	21.5
Transportation sales	3,702	3,474	6.6	11,090	10,516	5.5
Other	3,506	3,527	(0.6)	10,813	11,323	(4.5)
Total gas operating revenue	139,246	132,571	5.0	802,884	664,423	20.8
Non-utility operating revenue	520	650	(20.0)	2,385	2,350	1.5
Total operating revenue	597,776	622,829	(4.0)	2,350,733	2,174,322	8.1
Operating expenses:
Energy costs:
Purchased electricity	137,818	127,936	(7.7)	546,025	557,221	2.0
Electric generation fuel	61,596	96,712	36.3	132,705	194,649	31.8
Residential exchange	(12,546)	(15,173)	17.3	(49,521)	(54,510)	9.2
Purchased gas	63,087	60,284	(4.6)	427,016	343,779	(24.2)
Net unrealized (gain) loss on derivative instruments	33,280	78,559	57.6	17,649	200,702	91.2
Utility operations and maintenance	121,049	117,155	(3.3)	362,868	355,569	(2.1)
Non-utility expense and other	2,409	3,188	24.4	8,289	7,742	(7.1)
Depreciation	74,062	73,111	(1.3)	222,422	217,765	(2.1)
Amortization	18,562	18,355	(1.1)	54,985	53,011	(3.7)
Conservation amortization	20,438	20,392	(0.2)	76,522	60,874	(25.7)
Taxes other than income taxes	60,823	58,903	(3.3)	236,757	210,304	(12.6)
Total operating expenses	580,578	639,422	9.2	2,035,717	2,147,106	5.2
Operating income (loss)	17,198	(16,593)	*	315,016	27,216	*
Other income	15,088	11,033	36.8	43,299	32,846	31.8
Other expense	(1,239)	(1,074)	(15.4)	(3,472)	(4,147)	16.3
Interest expense	(48,644)	(57,738)	15.8	(151,156)	(168,643)	10.4
Income (loss) before income taxes	(17,597)	(64,372)	72.7	203,687	(112,728)	*
Income tax (benefit) expense	(8,490)	(34,813)	75.6	58,442	(45,402)	*
Net income (loss)	$(9,107)	$(29,559)	69.2%	$145,245	$(67,326)	* %
__________
*	Not meaningful

Non-GAAP Financial Measures – Electric and Gas Margins
The following discussion includes financial information prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as well as two other financial measures, electric margin and gas margin, that are considered “non-GAAP financial measures.”  Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.  The presentation of electric margin and gas margin is intended to supplement an understanding of PSE’s operating performance.  Electric margin and gas margin are used by PSE to determine whether PSE is collecting the appropriate amount of energy costs from its customers to allow recovery of operating costs.  PSE’s electric margin and gas margin measures may not be comparable to other companies’ electric margin and gas margin measures.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

Electric Margin
The following table displays the details of PSE’s electric margin changes for the three and nine months ended September 30, 2011 as compared to the same periods in 2010.  Electric margin represents electric sales to retail and transportation customers less pass-through tariff items, revenue-sensitive taxes and the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE’s service territory.

	Three Months Ended September 30,			Nine Months Ended September 30,
Electric Margin (Dollars in Thousands)	2011	2010	Percent Change	2011	2010	Percent Change
Electric operating revenue1	$458,010	$489,608	(6.5)%	$1,545,464	$1,507,549	2.5%
Add (less): Other electric operating revenue	7,292	3,005	*	24,824	(1,896)	*
Less: Other electric operating revenue-gas supply resale	(9,657)	(12,053)	19.9	(48,302)	(24,159)	99.9
Add (less): Other electric operating revenue-RECs & PTCs	(7,208)	116	*	(7,276)	116	*
Total electric revenue for margin	448,437	480,676	(6.7)	1,514,710	1,481,610	2.2
Adjustments for amounts included in revenue:
Pass-through tariff items	(21,321)	(21,857)	2.5	(74,284)	(62,423)	19.0
Pass-through revenue-sensitive taxes	(33,840)	(33,954)	0.3	(115,657)	(108,966)	6.1
Net electric revenue for margin	393,276	424,865	(7.4)	1,324,769	1,310,221	1.1
Minus power costs:
Purchased electricity1	(137,818)	(127,936)	7.7	(546,025)	(557,221)	(2.0)
Electric generation fuel1	(61,596)	(96,712)	(36.3)	(132,705)	(194,649)	(31.8)
Residential exchange1	12,546	15,173	(17.3)	49,521	54,510	(9.2)
Total electric power costs	(186,868)	(209,475)	(10.8)	(629,209)	(697,360)	(9.8)
Electric margin2	$206,408	$215,390	(4.2)%	$695,560	$612,861	13.5%
______________
1	As reported on PSE’s Consolidated Statement of Income.
2	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.
*	Percent change not applicable or meaningful.

Electric margin decreased $9.0 million and increased $82.7 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.  Following is a discussion of significant items that impact electric operating revenue and electric energy costs which are included in electric margin:

Electric Operating Revenue
Electric operating revenues decreased $31.6 million, or 6.5%, to $458.0 million from $489.6 million for the three months ended September 30, 2011 as compared to the same period in 2010.  The decrease in operating revenues of $31.6 million was due to lower electric retail sales of $12.5 million, lower sales to other utilities and marketers of $15.1 million and lower miscellaneous operating revenues of $4.3 million.  These items are discussed in detail below.
Electric operating revenues increased $38.0 million, or 2.5%, to $1,545.5 million from $1,507.5 million for the nine months ended September 30, 2011 as compared to the same period in 2010.  The increase in operating revenues of $38.0 million was due to higher electric retail sales of $80.0 million offset by lower sales to other utilities and marketers of $14.6 million and by lower miscellaneous operating revenues of $26.7 million.  These items are discussed in detail below.
Electric retail sales. Electric retail sales decreased $12.5 million, or 2.7%, to $445.6 million from $458.1 million for the three months ended September 30, 2011 as compared to the same period in 2010.  This decrease in electric retail sales was due to a $11.5 million decrease in retail electricity usage of 116,952 megawatt hours (MWhs), or 2.5%, primarily due to warmer temperatures in PSE’s service territory during the three months ended September 30, 2011 as compared to the same period in the prior year.  The average temperature during the third quarter of 2011 was 63.8 degrees, or 1.2 degrees warmer than the same period in the prior year, which resulted in a 42.1% decrease in heating degree days.  Also contributing to the decrease in retail sales were pass-through items with no impact to earnings, including a $2.8 million decrease in the residential exchange rate credit and various other pass-through items.  PTCs that are generated and provided to customers are recorded as a reduction in other electric operating revenue until PSE utilizes the tax credit on its tax return, at which time the PTCs will be credited to customers in retail sales.
Electric retail sales increased $80.0 million, or 5.5%, to $1,531.3 million from $1,451.3 million for the nine months ended September 30, 2011 as compared to the same period in 2010.  This increase in electric retail sales was due to a $51.4 million increase in retail electricity usage of 534,962 MWhs, or 3.5%, primarily due to cooler temperatures in PSE’s service territory during the nine months ended September 30, 2011 as compared to the same period in the prior year.  The average temperature during the nine months ended September 2011 was 52.6 degrees, or 1.5 degrees colder than the same period in the prior year, which resulted in a 15.1% increase in heating degree days.  Additionally, the electric rate increase effective April 8, 2010 contributed $20.3 million to the increase in electric retail sales.  Also contributing to the increase in retail sales were pass-through items with no impact to earnings including a $11.5 million increase in conservation rider program rates, a $10.1 million decrease related to the suspension of the PTC tariff credit effective July 1, 2010, a $5.2 million decrease in the residential exchange rate credit and various other pass-through items.  PTCs that are generated and provided to customers are recorded as a reduction in other electric operating revenue until PSE utilizes the tax credit on its tax return, at which time the PTCs will be credited to customers in retail sales.  Additionally, PSE’s customers were credited $21.5 million for REC revenue, effective November 1, 2010, resulting in a decrease in electric retail sales.  The $21.5 million credits to customers are offset in other electric operating revenue with no impact to earnings.  PSE’s customers continued to receive credits through April 30, 2011.
Sales to other utilities and marketers.  Sales to other utilities and marketers decreased $15.1 million and $14.6 million for the three months and nine months ended September 30, 2011 as compared to the same periods in 2010.  This decrease was primarily due to a reduction in sales volumes of 310,390 MWhs, or 33.2% which decreased revenue $10.6 million and a decline in wholesale electricity prices which decreased revenue $4.5 million.  The decrease for the nine months ended September 30, 2011 was primarily due to a reduction in sales volumes of 618,229 MWhs, or 31.5% which decreased revenue $20.1 million and a decline in wholesale electricity prices which decreased revenue by $12.3 million.  Additionally in the prior year there was a carrying value adjustment of $17.8 million related to PSE’s California wholesale energy sales regulatory asset.
Other electric operating revenue.  Other electric operating revenue decreased $4.3 million and $26.7 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.  For the three months ended September 30, 2011, the decrease was primarily due to a decrease of $24.5 million related to PTCs, partially offset by an increase in non-core gas sales of $2.4 million and an increase in REC revenue of $17.2 million.    For the nine months ended September 30, 2011, the decrease was primarily due to a decrease in non-core gas sales of $24.1 million and a decrease of $85.0 related to PTCs, partially offset by an increase in REC revenue of $77.6 million, PTCs are deferred until PSE utilizes the tax credit on its tax return.  As discussed above, REC revenue is an offset of the REC credit provided to PSE’s customers in electric retail sales with no impact to earnings.

Electric Energy Costs
Purchased electricity expenses increased $9.9 million, or 7.7%, and decreased $11.2 million, or 2.0%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.  The increase for the three months ended September 30, 2011 was primarily the result of an increase in purchased power of 643,258 MWhs, or 24.9%, resulting in an increase of $25.7 million, which was driven by lower wholesale electricity costs which made it economical to purchase electricity rather than to generate the electricity, as compared to the same period in the prior year.  Also contributing to the increase was the overrecovery of power costs from customers of $9.5 million, which reduced the customer PCA deferral, as compared to an overrecovery of power costs of $1.6 million in the same period in 2010.  This increase was partially offset by lower wholesale market prices, which contributed $22.9 million.  The three months ended September 30, 2011 continued to have above-average hydroelectric generation which caused wholesale prices to be low in the Pacific Northwest.
The $11.2 million decrease in purchased electricity expenses for the nine months ended September 30, 2011 was primarily the result of lower wholesale market prices, which contributed $178.6 million to the decrease.  This decrease was partially offset by an increase in purchased power of 3,007,413 MWhs, or 30.4%, resulting in an increase of $149.5 million, which was driven by cooler temperatures during the nine months ended September 30, 2011 as compared to the same period in the prior year.  Partially offsetting the decrease was an overrecovery of power costs from customers of $14.7 million for the nine months ended September 30, 2011, which reduced the customer PCA deferral as compared to an underrecovery of power costs of $0.9 million in the same period in 2010.  The overrecovery of power costs for the nine months ended September 30, 2011 was due to above-average hydroelectric and wind generation resulting in decreased power costs associated with purchased electricity and fuel costs of PSE’s combustion turbines.
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
Electric generation fuel expense decreased $35.1 million, or 36.3%, and $61.9 million, or 31.8%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.  The decrease for the three and nine months ended September 30, 2011 was primarily due to lower volumes of electricity generation from PSE’s combustion turbine facilities as a result of increases in hydroelectric and wind generation of 407,584 MWhs, or 26.3% and 1,354,770 MWhs, or 28.1%, respectively.  Also, coal generation at Colstrip decreased 204,888 MWhs, or 14.8% and 1,036,387 MWhs, or 26.9% for the three and nine months ended September 30, 2011, as compared to the same periods in 2010.  Additionally, due to low wholesale market prices, it was more economical to purchase wholesale energy than to generate energy from PSE’s combustion turbine facilities.
Residential exchange credits decreased $2.6 million, or 17.3%, and $5.0 million, or 9.2%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.  The decreases in credits provided to customers was the result of lower electric residential and farm tariff rates and amounts received from the Bonneville Power Administration (BPA) Residential Exchange Program (REP).  REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue and it has no impact on net income.

Natural Gas Margin
The following table displays the details of PSE’s natural gas margin for the three and nine months ended September 30, 2011 as compared to the same periods in 2010.  Gas margin is natural gas sales to retail and transportation customers less pass-through tariff items and revenue-sensitive taxes and the cost of natural gas purchased, including transportation costs to bring natural gas to PSE’s service territory.

	Three Months Ended September 30,			Nine Months Ended September 30,
Natural Gas Margin (Dollars in Thousands)	2011	2010	Percent Change	2011	2010	Percent Change
Gas operating revenue1	$139,246	$132,571	5.0%	$802,884	$664,423	20.8%
Less: Other gas operating revenue	(3,506)	(3,527)	(0.6)	(10,813)	(11,324)	(4.5)
Total gas revenue for margin	135,740	129,044	5.2	792,071	653,099	21.3
Adjustments for amounts included in revenue:
Pass-through tariff items	(2,890)	(2,312)	25.0	(17,058)	(11,546)	47.7
Pass-through revenue-sensitive taxes	(10,901)	(10,478)	4.0	(66,462)	(55,026)	20.8
Net gas revenue for margin	121,949	116,254	4.9	708,551	586,527	20.8
Minus purchased gas costs1	(63,087)	(60,284)	4.6	(427,016)	(343,779)	24.2
Natural gas margin2	$58,862	$55,970	5.2%	$281,535	$242,748	16.0%
________________
1	As reported on PSE’s Consolidated Statement of Income.
2	Gas margin does not include any allocation for amortization/depreciation expense or electric generation operations and maintenance expense.

Natural gas margin increased $2.9 million and $38.8 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.  Following is a discussion of significant items of gas operating revenue and gas energy costs which are included in gas margin:

Gas Operating Revenue
Gas operating revenues increased $6.6 million, or 5.0%, to $139.2 million from $132.6 million for the three months ended September 30, 2011 as compared to the same period in 2010.  The increase in gas operating revenues of $6.6 million was due primarily to higher natural gas retail sales of $6.4 million.  Gas operating revenues increased $138.5 million, or 20.8%, to $802.9 million from $664.4 million for the nine months ended September 30, 2011 as compared to the same period in 2010.  The increase in gas operating revenues of $138.5 million was due to higher natural gas retail sales of $138.4 million.  These items are discussed in detail below.

Natural gas retail sales.  Natural gas retail sales increased $6.4 million, or 5.2%, to $132.0 million from $125.6 million for the three months ended September 30, 2011 and $138.4 million, or 21.5%, to $781.0 million from $642.6 million for the nine months ended September 30, 2011 as compared to the same periods in 2010.  The increase in natural gas retail sales for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to an increase in therm sales of 2.8 million, or 2.0%, that resulted in a $2.0 million increase and $3.9 million increase from 1.8% natural gas general rate tariff effective April 1, 2011 and a 0.8% PGA rate increase effective November 1, 2010.  The increase in natural gas retail sales for the nine months ended September 30, 2011 increased $103.7 million due to an increase in gas therms of 103.4 million, or 14.7% due to cooler temperatures and $35.7 million due to a 1.8% increase in natural gas general rate effective April 8, 2010 and a 0.8% PGA rate increase effective November 1, 2010.  The PGA mechanism passes through to customers increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs.  PSE’s net income is not affected by changes under the PGA mechanism.

Gas Energy Costs
Purchased gas expenses increased $2.8 million, or 4.6% and $83.2 million, or 24.2%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.  The increase for the three and nine months ended September 30, 2011 was primarily due to higher natural gas costs reflected in PGA rates effective November 1, 2010.  In addition, an increase in customer usage of 2.0% and 14.7% for the three and nine months ended September 30, 2011 as compared to the same period in 2010 contributed to the increase of costs, respectively.  The PGA mechanism provides the rates used to determine natural gas costs based on customer usage.  The rate increase was the result of increasing costs of wholesale natural gas.  The PGA mechanism allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or liability, any natural gas supply and transportation costs that exceed or fall short of this expected natural gas cost amount in PGA mechanism rates, including accrued interest.  The PGA mechanism payable balance at September 30, 2011 was $11.0 million as compared to a receivable balance of $6.0 million at December 31, 2010.  PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances.  A receivable balance in the PGA mechanism reflects an under recovery of market natural gas cost through rates.  A payable balance reflects over recovery of market natural gas cost through rates.

Other Operating Expenses
Net unrealized loss on derivative instruments decreased $45.3 million to a loss of $33.3 million during the three months ended September 30, 2011 from a loss of $78.6 million during the same period in 2010.  Net unrealized loss on derivative instruments decreased $183.1 million to a loss of $17.7 million during the nine months ended September 30, 2011 from a loss of $200.7 million during the same period in 2010.  The reduction in losses was primarily due to a reversal of prior period losses due to settlement of derivative contracts offset by losses from declining natural gas and wholesale electricity prices on outstanding derivative contracts.  The contracts that were recorded in previous periods as losses were reversed at settlement, leading to gains.  Forward prices of electricity and natural gas declined by 8.7% and 7.4%, respectively, for the three months ended September 30, 2011 and 16.4% and 8.6%, respectively, for the nine months ended September 30, 2011.
Utility operations and maintenance expense increased $3.9 million, or 3.3%, and $7.3 million, or 2.1%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.  The increase for the three and nine months ended September 30, 2011 was primarily driven by electric generation planned maintenance costs .
Depreciation expense increased $4.7 million, or 2.1%, for the nine months ended September 30, 2011 as compared to the same period in 2010.  The increase was primarily due to additional capital expenditures placed into service, net of retirements.
Conservation amortization increased $15.7 million, or 25.7%, for the nine months ended September 30, 2011, as compared to the same period in 2010.  The increase was due to a higher authorized recovery of electric and natural gas conservation expenditures.  Conservation amortization is a pass-through tariff item with no impact on earnings.
Taxes other than income taxes increased $26.5 million, or 12.6%, for the nine months ended September 30, 2011, as compared to the same periods in 2010.  The increase was primarily due to an increase in revenue sensitive taxes due to higher retail sales and an increase in property taxes.

Other Income and Interest Expense and Income Tax Expense
Other Income increased $4.1 million, or 36.8%, and $10.5 million, or 31.8%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.  The increase is primarily due to income related to the equity component of AFUDC and Washington Commission AFUDC.  AFUDC increased $5.8 million and $15.5 million for the three and nine months ended September 30, 2011, respectively, reflecting an increase in the average construction work in progress balance in 2011 due primarily to construction of wind and hydroelectric generation construction projects.
Interest expense decreased $9.1 million, or 15.8%, and $17.5 million, or 10.4%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.  Contributing to the decrease was an increase of $4.8 million and $10.9 million in the debt component of AFUDC for the three and nine months which was included as construction expenditures and which was due to an increase in the average construction work in progress balance in 2011 for wind and hydroelectric generation construction projects.  The decrease for three months ended September 30, 2011 included a $2.9 million decrease due to lower interest expense on the REC liability balance owed to customers.  Also contributing to the nine months ended September 30, 2011 was a decrease related to a $6.9 million write off in the prior year of a regulatory asset of deferred interest paid to the Internal Revenue Service (IRS) related to the Simplified Service Cost Method deduction from prior years, which was disallowed in the general rate case order of April 2, 2010.
Income tax benefit decreased $26.3 million and income tax expense increased $103.8 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.  The income tax benefit decrease for the three months ended September 30, 2011 was due to a lower pre-tax loss as compared to the same period in 2010.  The increase in income tax expense for the nine months ended September 30, 2011 was due to a higher pre-tax income as compared to the same period in 2010.

Puget Energy

Summary Results of Operations
All the operations of Puget Energy are conducted through its subsidiary PSE.
Puget Energy’s net income (loss) for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Benefit/(Expense) (Dollars in Thousands)	2011	2010	Percent Change	2011	2010	Percent Change
PSE net income (loss)	$(9,107)	$(29,559)	(69.2)%	$145,245	$(67,326)	* %
Other operating revenue	--	--	*	(689)	--	*
Purchased electricity	144	144	*	433	433	*
Net unrealized gain on energy derivative instruments	3,087	15,284	(79.8)	37,569	91,519	(58.9)
Non-utility expense and other	233	(1,019)	(122.9)	1,171	(4,223)	(127.7)
Other income	2	--	*	8	--	*
Non-hedged interest rate derivative expense	(3,395)	--	*	(28,855)	--	*
Interest expense 1	(38,870)	(22,771)	(70.7)	(114,366)	(66,323)	(72.4)
Income tax benefit (expense)	11,436	22	*	35,480	(7,507)	*
Puget Energy net income (loss)	$(36,470)	$(37,899)	(3.8)%	$75,996	$(53,427)	(242.2)%
__________
*	Not meaningful
1	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Puget Energy’s net loss for the three months ended September 30, 2011 was $36.5 million with operating revenue of $597.8 million as compared to net loss of $37.9 million with operating revenue of $622.8 million for the same period in 2010.  Puget Energy’s net loss for the nine months ended September 30, 2011 was $76.0 million with operating revenue of $2.4 billion as compared to a net loss of $53.4 million with operating revenue of $2.2 billion for the same period in 2010.  The following are significant factors that impacted Puget Energy’s net income which are not included in PSE’s discussion:
Net unrealized gain on derivative instruments decreased $12.2 million and $54.0 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010 due to the effects of purchase accounting and the fair value amortization of derivative contracts.  The forward prices of electricity and natural gas declined 8.7% and 7.4%, respectively, for the three months ended September 30, 2011 and declined 16.4% and 8.6%, respectively, for the nine months ended September 30, 2011.
Non-hedged interest rate derivative expense increased $3.4 million and $28.9 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010 as a result of paying down a portion of a five-year term-loan due February 2014 in December 2010 and June 2011.  The five-year variable rate term-loan was initially fully hedged; however a portion of the hedge was unwound during the three months ended June 30, 2011.  Puget Energy settled three interest rate swap contracts in June 2011.  Puget Energy has $434.4 million notional amount of interest rate swaps that are not presently used to hedge variable interest payments.
Interest expense increased $16.1 million and $48.1 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010 due to increased outstanding debt.  In December 2010 and June 2011, Puget Energy issued fixed rate notes with higher interest rates to refinance and extend the debt maturity of a portion of a five-year term-loan due February 2014.
Income tax benefit increased $11.4 million and $43.0 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010 due primarily to higher pre-tax loss.

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

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  Construction expenditures, excluding equity AFUDC, were $784.6 million for the nine months ended September 30, 2011.  Presently planned utility construction expenditures, excluding AFUDC, for 2011, 2012 and 2013 are as follows:

Capital Expenditure Projections (Dollars in Thousands)	2011	2012	2013
Energy delivery, technology and facilities	$667,300	$665,977	$631,189
New generating resources	376,600	32,481	1,211
Total expenditures	$1,043,900	$698,458	$632,400

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

Capital Resources
Cash From Operations

Puget Sound Energy
Cash generated from operations for the nine months ended September 30, 2011 was $795.2 million, an increase of $243.5 million from the $551.7 million generated during the nine months ended September 30, 2010.  The increase in cash flow was primarily the result of the following:
•
PSE’s deferred tax increased $58.8 million during the nine months ended September 30, 2011 as compared to a decrease in 2010 of $66.1 million, causing an operating cash flow increase of $124.9 million.

•
PSE’s PGA mechanism had a $17.0 million over recovery from customers during the nine months ended September 30, 2011 as compared to $53.1 million payment to customers related to over collection of prior year plan-related rates during the same period in 2010, causing an operating cash flow increase of $70.1 million.

•
Net income increased $212.6 million during the nine months ended September 30, 2011 as compared to the same period in 2010.  This increase was partially offset by a non-cash unrealized derivative instruments loss of $183.1 million, causing an operating cash flow increase of $29.5 million.

•
Material and supplies inventory increased $7.5 million during the nine months ended September 30, 2011 as compared to a decrease of $22.0 million during the same period in 2010, causing an operating cash flow increase of $29.5 million.

•
Other long term liabilities increased by $26.0 million during the nine months ended September 30, 2011 as compared to a decrease of $2.8 million during the same period in 2010, causing an operating cash flow increase of $28.7 million.

•
Other long term assets decreased by $4.8 million during the nine months ended September 30, 2011 as compared to a decrease of $27.8 million during the same period in 2010, causing an operating cash flow increase of $23.0 million.

•
Conservation amortization increased by $76.5 million during the nine months ended September 30, 2011 as compared to an increase of $60.9 million during the same period in 2010, causing an operating cash flow increase of $15.6 million.

•
Accounts receivable and unbilled revenue decreased $214.7 million during the nine months ended September 30, 2011 as compared to a decrease of $201.4 million during the same period in 2010, causing an operating cash flow increase of $13.3 million.

The increase in cash generated from operating activities in 2011 was partially offset by the following:
•
Accounts payable decreased by $45.9 million during the nine months ended September 30, 2011 as compared to an increase of $9.3 million during the same period in 2010, causing an operating cash flow decrease of $55.2 million.

•
A prepayment of $27.2 million was made for the Lower Snake River wind project in Columbia and Garfield counties during the nine months ended September 30, 2011; whereas no payment was made during the same period in 2010, causing a decrease in cash flow from operating activities.

•
Other regulatory liabilities increased by $11.8 million during the nine months ended September 30, 2011 as compared to an increase of $31.5 million during the same period in 2010, causing an operating cash flow decrease of $19.7 million.

•
AFUDC (equity component) decreased cash flows by $22.0 million during the nine months ended September 30, 2011 as compared to a decrease of $8.5 million during the same period in 2010, causing an operating cash flow decrease of $13.5 million.  AFUDC primarily increased due to an increase in average construction work in progress balances.

Puget Energy
Cash generated from operations for the nine months ended September 30, 2011 was $894.2 million, an increase of $126.3 million from the $767.9 million generated during the nine months ended September 30, 2010.  The increase included $243.5 million from the cash provided by the operating activities of PSE as previously discussed.  Other factors contributing to the increase included the following:
•
Puget Energy’s net unrealized loss (gain) on derivative instruments was a loss of $16.6 million during the nine months ended September 30, 2011 compared to a loss of $109.2 million in the same period in 2010, causing an increase in cash from operations of $90.5 million.

The increase in cash generated from operating activities in 2011 was partially offset by the following:
•
As a result of the merger, $149.5 million in derivative settlement payments were reclassified to financing activities during the nine months ended September 30, 2011 as compared to $279.1 million during the same period in 2010, resulting in a decrease in operating cash flows of $129.6 million.  This decrease was due to a decline in the number of contracts settled during 2011 as compared to the prior period.  These contracts represent proceeds received from derivative instruments that included financing elements at the merger date.

•	Puget Energy’s deferred tax decreased $23.5 million during the nine months ended September 30, 2011 as compared to the same period of the prior year, causing a decrease in cash from operations.

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
PSE’s credit agreements contain usual and customary affirmative and negative covenants that, among other things, place limitations on PSE’s ability to incur additional indebtedness and liens, issue equity, pay dividends, transact with affiliates and make asset dispositions and investments.  The credit agreements also contain financial covenants which include a cash flow interest coverage ratio and, in addition, if PSE has a below investment grade credit rating, a cash flow to net debt outstanding ratio (each as specified in the facilities).  PSE certifies its compliance with such covenants to participating banks each quarter.  As of September 30, 2011, PSE was in compliance with all applicable covenants.
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
As of September 30, 2011, no loan amounts were drawn or outstanding under PSE’s $400.0 million working capital facility.  A $12.5 million letter of credit supporting contracts was outstanding under the facility and there was $119.0 million outstanding under the commercial paper program.   The $400.0 million capital expenditure facility had no amounts drawn and outstanding.  No amounts were drawn or outstanding (including letters of credit) under PSE’s $350.0 million facility supporting energy hedging.  Outside of the credit agreements, PSE had a $5.3 million letter of credit in support of a long-term transmission contract.
Demand Promissory Note.  On June 1, 2006, PSE entered into a revolving credit facility with Puget Energy in the form of a credit agreement and a Demand Promissory Note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%.  At September 30, 2011, the outstanding balance of the Note was $30.0 million.  The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE’s financial statements.

Puget Energy Credit Facilities
At the time of the merger in February 2009, Puget Energy entered into a $1.225 billion five-year term loan and a $1.0 billion credit facility for funding capital expenditures.  As of September 30, 2011, Puget Energy had fully drawn the five-year term-loan which, after previous repayments, had a remaining outstanding balance of $298.0 million.  Also, as of September 30, 2011, Puget Energy had drawn $545.0 million under the $1.0 billion capital expenditure funding facility.   The term-loan and capital expenditure facility mature in February 2014.  These credit agreements contain usual and customary affirmative and negative covenants which are similar to PSE’s credit facilities.  Puget Energy’s credit agreements contain financial covenants based on the following three ratios:  cash flow interest coverage, cash flow to net debt outstanding and debt service coverage (cash available for debt service to borrower interest), each as specified in the facilities.  Puget Energy certifies its compliance with these covenants each quarter.  As of September 30, 2011, Puget Energy was in compliance with all applicable covenants.
In May 2010, Puget Energy’s credit facilities were amended, in part, to include a provision for the sharing of collateral with future note holders when notes are issued to repay and reduce the size of the credit facilities.
These facilities contain similar terms and conditions and are syndicated among numerous committed lenders.  The agreements provide Puget Energy with the ability to borrow at different interest rate options and include variable fee levels.  Borrowings may be at the bank’s prime rate or at floating rates based on LIBOR plus a spread based upon Puget Energy’s credit rating.  Puget Energy must pay a commitment fee on the unused portion of the $1.0 billion facility.  The spreads and the commitment fee depend on Puget Energy’s credit ratings.  As of the date of this report, the spread over prime rate is 1.0%, the spread to the LIBOR is 2.0% and the commitment fee is 0.75%.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At September 30, 2011, approximately $387.4 million of unrestricted retained earnings were available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit rating is below investment grade, PSE’s ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than three to one.  The common equity ratio calculated on a regulatory basis, was 49.0% at September 30, 2011 and the EBITDA to interest expense for the twelve months ended September 30, 2011 was 4.4 to one.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities pursuant to which PSE is not permitted to pay dividends during any Event of Default, or if the payment of dividends would result in an Event of Default (as defined in the facilities), such as failure to comply with certain financial covenants.
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission as well as by the terms of its credit facilities.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than two to one.  For the twelve months ended September 30, 2011, the EBITDA to interest expense ratio was 2.8 to one.  In accordance with the terms of the Puget Energy credit facilities, Puget Energy is limited to paying a dividend within an eight-day period that begins seven days following the delivery of quarterly or annual financial statements to the facility agent.  Puget Energy is not permitted to pay dividends during any Event of Default, or if the payment of dividends would result in an Event of Default (as defined in the facilities), such as failure to comply with certain financial covenants.  In addition, in order to declare or pay unrestricted dividends, Puget Energy’s interest coverage ratio may not be less than 1.5 to one and its cash flow to net debt outstanding ratio may not be less than 8.25% for the 12 months ending each quarter-end.  Puget Energy is also subject to other restrictions, such as a “lock up” provision that, in certain circumstances, such as failure to meet certain cash flow tests, may further restrict Puget Energy’s ability to pay dividends.
At September 30, 2011, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

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

PSE’s ability to issue additional secured debt may be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests, at September 30, 2011, PSE could issue:

•
Approximately $1.6 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $2.6 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at September 30, 2011; and

•
Approximately $221.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $368.3 million of gas bondable property available for issuance, subject to a combined gas and electric interest coverage test of 1.75 times net earnings available for interest and a gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at September 30, 2011.

At September 30, 2011, PSE had approximately $5.7 billion in electric and natural gas ratebase to support the interest coverage ratio limitation test for net earnings available for interest.

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
On June 17, 2011, Puget Energy exchanged $449.9 million of its 6.5% senior secured notes that were originally issued in a December 2010 private placement for registered notes of $450.0 million.
On June 3, 2011, Puget Energy issued $500 million of senior secured notes in a private placement.  The notes have a term of 10 years and 3 months and mature on September 1, 2021.  The interest rate on the notes is 6.0%.  The notes are secured by an interest in substantially all of Puget Energy’s assets, which consists mainly of all the issued and outstanding stock of PSE and the stock of Puget Energy held by Puget Equico.  The notes contain a change of control provision pursuant to which holders of the notes may have the right to require Puget Energy to repurchase all or any part of the notes at a purchase price in cash equal to 101.0% of the principal amount of the notes, plus accrued and unpaid interest.  Net proceeds from the issue of the notes were used to repay a portion of the $782.0 million remaining balance on the $1.225 billion Puget Energy five-year term-loan and to retire a portion of the interest rate hedges associated with that loan.
On August 10, 2011, Puget Energy exchanged $500.0 million of its 6.0% senior secured notes that were originally issued in June 2011 private placement for registered notes of the same amount.

Other

Proceedings Relating to the Bonneville Power Administration
PSE has been a party to certain agreements with BPA that provide payments under its REP to PSE, which PSE passes through to its residential and small farm electric customers.  In 2008, PSE entered into agreements with BPA for REP payments to 2012 and for the period 2012 to 2028.  PSE and other parties have sought United States Court of Appeals for the Ninth Circuit (Ninth Circuit) review regarding BPA’s agreements for REP payments during these periods.  In July 2011, BPA, PSE, and other parties (including some but not all litigants in the Ninth Circuit proceedings) entered into a agreement that addresses REP payments to PSE and other investor-owned utilities for periods ending September 30, 2028 and that is intended to resolve disputes in the Ninth Circuit over REP payments.  The amounts of REP payments under these agreements and the methods utilized in setting them are subject to FERC review or judicial review, or both, and are subject to adjustment, which may affect the amount of REP payments made or to be made by BPA to PSE.  It is not clear what impact, if any, these reviews or other REP-related litigation may ultimately have on PSE.

Proceedings Relating to Snoqualmie Falls
On July 7, 2010, a lawsuit was filed in the U.S. District Court for the Western District of Washington by the Snoqualmie Valley Preservation Alliance (SVPA), a group of downstream landowners, against the United States Army Corps of Engineers (Corps) challenging permits issued by the Corps in connection with the redevelopment of the Snoqualmie Falls Hydroelectric Project.  PSE sought and was granted permission to intervene in the proceeding.  Motions for summary judgment were filed by the plaintiffs and the Corps.  PSE joined the Corps’ motion and filed a motion for summary judgment arguing the plaintiffs’ claims were barred as untimely and improper.  On March 30, 2011, the District Court issued an order granting the Corps’ motion for summary judgment, denying the plaintiffs’ motion for summary judgment and dismissing the plaintiffs’ lawsuit.  On May 26, 2011, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit, claiming that the District Court erred in dismissing the lawsuit.  SVPA submitted its opening brief on September 20, 2011, and response briefs were submitted by November 3, 2011.  Oral argument on the appeal will occur thereafter, with a decision by the Court of Appeals to follow.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of this matter.

Pacific Northwest Refund Proceeding
In October 2000, PSE filed a complaint with the FERC (Docket No. EL01-10) against “all jurisdictional sellers” in the Pacific Northwest seeking prospective price caps consistent with any result the FERC ordered for the California markets.  The FERC issued an order including price caps in July 2001, and PSE moved to dismiss the proceeding.  In response to PSE’s motion, various entities intervened and sought to convert PSE’s complaint into one seeking retroactive refunds in the Pacific Northwest.  The FERC rejected that effort, after holding what the FERC referred to as a “preliminary evidentiary hearing” before an administrative law judge.  On October 3, 2011, after appellate reviews, the FERC issued an Order on Remand and set the matter for hearing before an administrative law judge, but first requiring the parties to engage in settlement talks that are to begin in the fall of 2011.  As such, the hearing date itself is not known.  PSE intends to vigorously defend its position but is unable to predict the outcome of this matter.

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

The following table presents the Company’s energy derivative instruments that do not meet the Normal Purchase Normal Sale (NPNS) exception at September 30, 2011 and December 31, 2010:

Puget Energy and Puget Sound Energy	Energy Derivatives
Derivative Portfolio (Dollars in thousands)	September 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Electric portfolio:
Current	$4,905	$155,966	$4,716	$142,780
Long-term	6,280	77,163	5,046	99,801
Total electric derivatives	$11,185	$233,129	$9,762	$242,581
Natural gas portfolio:
Current	$1,971	$98,510	$2,784	$100,273
Long-term	4,391	47,685	3,187	55,378
Total natural gas derivatives	$6,362	$146,195	$5,971	$155,651
Total derivatives	$17,547	$379,324	$15,733	$398,232

For further details regarding both the fair value of derivative instruments and the impacts such instruments have on current period earnings and OCI (for cash flow hedges), see Notes 3 and 4 to the consolidated financial statements.
At September 30, 2011, the Company had total assets of $6.4 million and total liabilities of $146.2 million related to financial contracts used to economically hedge the cost of physical natural gas purchased to serve natural gas customers.  All fair value adjustments of derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980, “Regulated Operations” (ASC 980), due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism.  As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.
A hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company derivative contracts by $105.7 million and would impact the fair value of those contracts marked-to-market in earnings by $68.7 million after-tax related to derivatives not designated as hedges.

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
Where deemed appropriate, and when allowed under the terms of the agreements, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses.  Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.  As of September 30, 2011, PSE held approximately $11.1 million worth of standby letters of credit in support of various electricity and REC transactions.
It is possible that volatility in energy commodity prices could cause PSE to have material credit risk exposures with one or more counterparties.  If such counterparties fail to perform their obligations under one or more agreements, PSE could suffer a material financial loss.  As of September 30, 2011, approximately 95.4% of PSE’s energy and natural gas portfolio exposure, including NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies, while 4.6% are either rated below investment grade or are not rated by rating agencies.  PSE assesses credit risk internally for counterparties that are not rated.
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
The Company applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate.  The fair value of derivatives includes the impact of taking into account credit and non-performance reserves.  As of September 30, 2011, the Company was in a net liability position with the majority of its counterparties, therefore the default factors of counterparties did not have a significant impact on reserves for the year.  Despite its net liability position, PSE was not required to post any additional collateral with any of its counterparties. Additionally, PSE did not trigger collateral requirements with any of its counterparties, nor were any of PSE’s counterparties required to post additional collateral resulting from credit rating downgrades.

Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, leases and anticipated long-term debt financing needed to fund capital requirements.  The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities.  The Company utilizes internal cash from operations, commercial paper and credit facilities to meet short-term funding needs.  Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable.  The Company may also enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with its debt.  As of September 30, 2011, Puget Energy had four interest rate swap contracts outstanding and PSE did not have any outstanding interest rate swap instruments.
In February 2009, Puget Energy entered into interest rate swap transactions to hedge the risk associated with one-month LIBOR floating rate debt.  Subsequently, in order to satisfy a commitment the Company made to the Washington Commission and to mitigate refinancing risk, the Company refinanced a portion of the underlying debt hedged by the interest rate swaps in December 2010.  As a result of the refinance, the Company de-designated the cash flow hedging relationship related to the interest rate swaps.  To date, Puget Energy has refinanced the underlying debt on several occasions and correspondingly, has net settled three interest rate swaps with a total notional amount of $205.6 million.  Puget Energy intends to continue refinancing this debt and settling related interest rate swaps as market conditions warrant.  Going forward, all changes in market value will be recorded in earnings instead of OCI.
At September 30, 2011, the fair value of the interest rate swaps was a $59.4 million pre-tax loss.  This fair value considers the risk of Puget Energy’s non-performance by using Puget Energy’s incremental borrowing rate on unsecured debt over the risk-free rate in the valuation estimate.  The ending balance in OCI includes a loss of $26.5 million pre-tax and $17.2 million after tax, related to the interest rate swaps designated as marked-to-market during the current reporting period. The OCI balance relates to the loss that was recorded when the cash flow hedge was de-designated in December 2010.
A hypothetical 10% increase or decrease in interest rates would change the fair value of Puget Energy interest rate swaps by $1.8 million, with a corresponding after-tax increase in unrealized gain or loss recorded in earnings of $1.2 million that related to interest rates swaps not designated as hedges.
The following table presents Puget Energy’s interest rate swaps at September 30, 2011 and December 31, 2010:
Puget Energy Derivative Portfolio (Dollars in Thousands)	September 30, 2011	December 31, 2010
	Liabilities	Liabilities
Interest rate swaps:
Current	$25,826	$30,047
Long-term	33,616	27,956
Total	$59,442	$58,003

From time to time PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance.  The ending balance in OCI related to the forward starting swaps and previously settled treasury lock contracts at September 30, 2011 was a net loss of $7.0 million after tax and accumulated amortization.  This compares to an after-tax loss of $7.3 million in OCI as of December 31, 2010.  All financial hedge contracts of this type are reviewed by an officer, presented to the Board of Directors or a committee of the Board, as applicable, and are approved prior to execution.  PSE had no treasury locks or forward starting swap contracts outstanding at September 30, 2011.

Item 4.                      Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and the Vice President Finance, Treasurer and Principal Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Vice President Finance, Treasurer and Principal Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and the Vice President Finance, Treasurer and Principal Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Vice President Finance, Treasurer and Principal Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

Part II                    Other Information

Item 1.                      Legal Proceedings

For details on legal proceedings, see the Litigation footnote in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q.  Contingencies arising out of the normal course of PSE’s business existed as of September 30, 2011.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of these matters.

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

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ James W. Eldredge
James W. Eldredge Vice President, Controller and Chief Accounting Officer
Date: November 9, 2011	Chief Accounting Officer and Officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

12.1*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2006 through 2010, and 12 months ended September 30, 2011).
12.2*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2006 through 2010 and 12 months ended September 30, 2011).
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
Financial statements from the quarterly report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended September 30, 2011, filed on November 9, 2011, formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text (submitted electronically herewith).

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