Form 10-Q
period 2012-06-30
PUGET SOUND ENERGY INC; PUGET ENERGY INC /WA
filed 2012-08-03
CIK 81100, 1085392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
•
The loss of significant customers, changes in the business of significant customers or the condemnation of PSE’s facilities as a result of municipalization or other government action or negotiated settlement, which may result in changes in demand for PSE’s services;

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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenue:
Electric	$470,511	$487,721	$1,082,038	$1,087,454
Gas	207,823	245,014	643,789	663,638
Other	283	(60)	1,302	1,176
Total operating revenue	678,617	732,675	1,727,129	1,752,268
Operating expenses:
Energy costs:
Purchased electricity	156,098	180,022	355,213	407,918
Electric generation fuel	19,861	25,886	89,798	71,109
Residential exchange	(15,302)	(15,293)	(38,637)	(36,975)
Purchased gas	96,462	127,174	329,981	363,928
Unrealized (gain) loss on derivative instruments, net	(64,076)	(16,995)	(59,350)	(50,113)
Utility operations and maintenance	128,195	123,852	256,241	241,820
Non-utility expense and other	(74)	2,022	787	4,941
Depreciation	84,552	73,579	163,558	148,361
Amortization	11,547	18,450	24,890	36,423
Conservation amortization	28,518	23,871	62,921	56,084
Taxes other than income taxes	72,960	75,414	172,830	175,935
Total operating expenses	518,741	617,982	1,358,232	1,419,431
Operating income	159,876	114,693	368,897	332,837
Other income (deductions):
Other income	18,337	15,679	33,273	28,218
Other expense	(1,947)	(1,278)	(5,700)	(2,233)
Non-hedging interest rate derivative expense	(7,297)	(25,412)	(6,770)	(25,460)
Interest charges:
AFUDC	4,687	7,597	11,982	12,001
Interest expense	(95,964)	(108,961)	(203,165)	(190,009)
Income (loss) before income taxes	77,692	2,318	198,517	155,354
Income tax (benefit) expense	20,000	(2,717)	52,346	42,888
Net income (loss)	$57,692	$5,035	$146,171	$112,466

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$57,692	$5,035	$146,171	$112,466
Other comprehensive income (loss):
Reclassification of net unrealized (gain) loss on interest rate swaps during the period, net of tax of $3,817, $8,486, $5,167 and $10,766, respectively	7,088	15,760	9,596	19,993
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(56), $(142), $(112) and $(283), respectively	(104)	(263)	(209)	(525)
Reclassification of net unrealized (gain) loss on energy derivative instruments, net of tax of $66, $95, $(39) and $196, respectively	122	177	(73)	364
Other comprehensive income (loss)	7,106	15,674	9,314	19,832
Comprehensive income (loss)	$64,798	$20,709	$155,485	$132,298

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) ASSETS

	(Unaudited)
	June 30, 2012	December 31, 2011
Utility plant (including construction work in progress of $707,257 and $1,282,463, respectively):
Electric plant	$6,336,530	$6,067,672
Gas plant	2,314,874	2,238,741
Common plant	439,872	418,236
Less: Accumulated depreciation and amortization	(828,083)	(674,782)
Net utility plant	8,263,193	8,049,867
Other property and investments:
Goodwill	1,656,513	1,656,513
Investment in exchange power contract	17,633	19,396
Other property and investments	116,203	123,352
Total other property and investments	1,790,349	1,799,261
Current assets:
Cash and cash equivalents	16,133	37,235
Restricted cash	3,544	4,183
Accounts receivable, net of allowance for doubtful accounts of $7,689 and $8,495, respectively	233,225	336,530
Unbilled revenue	120,102	191,150
Materials and supplies, at average cost	89,790	76,068
Fuel and gas inventory, at average cost	69,154	100,491
Unrealized gain on derivative instruments	6,973	6,647
Income taxes	9,661	11,553
Prepaid expense and other	18,157	13,969
Power contract acquisition adjustment gain	47,012	65,096
Deferred income taxes	87,931	101,934
Total current assets	701,682	944,856
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	67,830	62,304
Power cost adjustment mechanism	—	6,818
Regulatory assets related to power contracts	39,227	46,202
Other regulatory assets	866,036	766,825
Unrealized gain on derivative instruments	15,981	10,084
Power contract acquisition adjustment gain	490,354	517,740
Other	82,334	180,753
Total other long-term and regulatory assets	1,561,762	1,590,726
Total assets	$12,316,986	$12,384,710

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) CAPITALIZATION AND LIABILITIES

	(Unaudited)
	June 30, 2012	December 31, 2011
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Earnings reinvested in the business	80,600	22,873
Accumulated other comprehensive income (loss), net of tax	(21,593)	(30,907)
Total common shareholder’s equity	3,367,964	3,300,923
Long-term debt:
First mortgage bonds and senior notes	3,362,000	3,362,000
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Long-term debt	1,834,000	1,793,000
Debt discount and other	(270,227)	(289,493)
Total long-term debt	5,337,633	5,277,367
Total capitalization	8,705,597	8,578,290
Current liabilities:
Accounts payable	214,847	339,361
Short-term debt	38,000	25,000
Purchased gas adjustment liability	49,611	25,940
Accrued expenses:
Taxes	79,892	90,727
Salaries and wages	29,058	40,892
Interest	69,480	69,329
Unrealized loss on derivative instruments	277,246	327,089
Power contract acquisition adjustment loss	4,050	8,547
Other	69,381	74,409
Total current liabilities	831,565	1,001,294
Long-term and regulatory liabilities:
Deferred income taxes	1,202,949	1,153,755
Unrealized loss on derivative instruments	113,209	196,558
Power cost adjustment mechanism	19,433	—
Regulatory liabilities	375,748	346,225
Regulatory liabilities related to power contracts	537,366	582,836
Power contract acquisition adjustment loss	35,177	37,655
Other deferred credits	495,942	488,097
Total long-term and regulatory liabilities	2,779,824	2,805,126
Commitments and contingencies
Total capitalization and liabilities	$12,316,986	$12,384,710

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$146,171	$112,466
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	163,558	148,361
Amortization	24,890	36,423
Conservation amortization	62,921	56,084
Deferred income taxes and tax credits, net	52,657	43,278
Net unrealized (gain) loss on derivative instruments	(76,850)	(23,542)
Pension funding	(11,400)	(5,000)
Derivative contracts classified as financing activities due to merger	47,423	123,951
AFUDC – Equity	(14,485)	(12,033)
Regulatory assets	(61,856)	18,450
Regulatory liabilities	37,752	(3,203)
Other long-term assets	7,302	(23,919)
Other long-term liabilities	45,284	32,113
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	174,353	169,838
Materials and supplies	(13,722)	6,416
Fuel and gas inventory	31,138	28,880
Income taxes	1,892	63,893
Prepayments and other	(4,190)	(2,154)
Purchased gas adjustment	23,671	18,716
Accounts payable	(86,438)	(51,557)
Taxes payable	(10,835)	(6,726)
Accrued expenses and other	6,621	10,632
Net cash provided by operating activities	545,857	741,367
Investing activities:
Construction expenditures – excluding equity AFUDC	(398,900)	(567,837)
Energy efficiency expenditures	(48,232)	(37,758)
Restricted cash	639	1,018
Other	(28,410)	1,525
Net cash used in investing activities	(474,903)	(603,052)
Financing activities:
Change in short-term debt and leases, net	9,211	(248,765)
Dividends paid	(88,444)	(116,691)
Long-term notes and bonds issued	1,314,000	1,087,000
Redemption of bonds and notes	(1,273,000)	(744,000)
Derivative contracts classified as financing activities due to merger	(47,423)	(123,951)
Issuance cost of bonds and other	(6,400)	(5,593)
Net cash provided by (used in) financing activities	(92,056)	(152,000)
Net increase (decrease) in cash and cash equivalents	(21,102)	(13,685)
Cash and cash equivalents at beginning of period	37,235	36,557
Cash and cash equivalents at end of period	$16,133	$22,872
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$170,262	$152,789
Cash payments (refunds) for income taxes	(1,898)	(64,018)

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenue:
Electric	$470,511	$487,721	$1,082,038	$1,087,454
Gas	207,823	245,014	643,789	663,638
Other	283	629	1,302	1,865
Total operating revenue	678,617	733,364	1,727,129	1,752,957
Operating expenses:
Energy costs:
Purchased electricity	156,098	180,166	355,213	408,207
Electric generation fuel	19,861	25,886	89,798	71,109
Residential exchange	(15,302)	(15,293)	(38,637)	(36,975)
Purchased gas	96,462	127,174	329,981	363,928
Unrealized (gain) loss on derivative instruments, net	(59,850)	(9,648)	(49,715)	(15,632)
Utility operations and maintenance	128,195	123,852	256,241	241,820
Non-utility expense and other	2,270	2,533	5,500	5,880
Depreciation	84,552	73,579	163,558	148,361
Amortization	11,547	18,450	24,890	36,423
Conservation amortization	28,518	23,871	62,921	56,084
Taxes other than income taxes	72,960	75,414	172,830	175,935
Total operating expenses	525,311	625,984	1,372,580	1,455,140
Operating income (loss)	153,306	107,380	354,549	297,817
Other income (deductions):
Other income	18,329	15,677	33,262	28,211
Other expense	(1,947)	(1,278)	(5,700)	(2,233)
Interest charges:
AFUDC	4,687	7,597	11,982	12,001
Interest expense	(62,333)	(57,812)	(123,071)	(114,417)
Interest expense on parent note	(83)	(30)	(133)	(95)
Income (loss) before income taxes	111,959	71,534	270,889	221,284
Income tax (benefit) expense	31,087	20,621	77,301	66,932
Net income (loss)	$80,872	$50,913	$193,588	$154,352

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$80,872	$50,913	$193,588	$154,352
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $661, $931, $1,962 and $2,196, respectively	1,227	1,729	3,643	3,127
Reclassification of net unrealized (gain) loss on energy derivative instruments, net of tax of $1,545, $1,715, $2,580 and $8,495, respectively	2,869	3,185	4,791	15,774
Amortization of treasury interest rate swaps to earnings, net of tax of $43, $43, $85 and $85, respectively	79	80	159	160
Other comprehensive income (loss)	4,175	4,994	8,593	19,061
Comprehensive income (loss)	$85,047	$55,907	$202,181	$173,413

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	(Unaudited)
	June 30, 2012	December 31, 2011
Utility plant (at original cost, including construction work in progress of $707,257 and $1,282,463, respectively):
Electric plant	$8,655,056	$8,390,667
Gas plant	2,930,189	2,855,794
Common plant	526,925	518,318
Less: Accumulated depreciation and amortization	(3,848,976)	(3,714,912)
Net utility plant	8,263,194	8,049,867
Other property and investments:
Investment in exchange power contract	17,633	19,396
Other property and investments	106,379	113,528
Total other property and investments	124,012	132,924
Current assets:
Cash and cash equivalents	14,630	31,010
Restricted cash	3,544	4,183
Accounts receivable, net of allowance for doubtful accounts of $7,689 and $8,495, respectively	233,338	336,483
Unbilled revenue	120,102	191,150
Materials and supplies, at average cost	89,790	76,068
Fuel and gas inventory, at average cost	65,936	97,074
Unrealized gain on derivative instruments	6,973	6,647
Income taxes	9,661	11,553
Prepaid expense and other	17,997	13,807
Deferred income taxes	100,916	112,204
Total current assets	662,887	880,179
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	66,841	61,344
Power cost adjustment mechanism	—	6,818
Other regulatory assets	861,784	760,585
Unrealized gain on derivative instruments	15,981	10,084
Other	76,492	183,746
Total other long-term and regulatory assets	1,021,098	1,022,577
Total assets	$10,071,191	$10,085,547

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

CAPITALIZATION AND LIABILITIES

	(Unaudited)
	June 30, 2012	December 31, 2011
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value – 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,246,205	3,246,205
Earnings reinvested in the business	219,994	163,735
Accumulated other comprehensive income (loss), net of tax	(179,986)	(188,579)
Total common shareholder’s equity	3,287,072	3,222,220
Long-term debt:
First mortgage bonds and senior notes	3,362,000	3,362,000
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Debt discount	(14)	(15)
Total long-term debt	3,773,846	3,773,845
Total capitalization	7,060,918	6,996,065
Current liabilities:
Accounts payable	214,937	339,568
Short-term debt	38,000	25,000
Short-term note owed to parent	29,998	29,998
Purchased gas adjustment liability	49,611	25,940
Accrued expenses:
Taxes	79,892	90,727
Salaries and wages	29,058	40,892
Interest	55,964	55,843
Unrealized loss on derivative instruments	271,023	301,879
Other	65,763	68,346
Total current liabilities	834,246	978,193
Long-term and regulatory liabilities:
Deferred income taxes	1,192,086	1,115,639
Unrealized loss on derivative instruments	99,285	169,359
Power cost adjustment mechanism	19,433	—
Regulatory liabilities	371,096	340,907
Other deferred credits	494,127	485,384
Total long-term and regulatory liabilities	2,176,027	2,111,289
Commitments and contingencies
Total capitalization and liabilities	$10,071,191	$10,085,547

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$193,588	$154,352
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	163,558	148,361
Amortization	24,890	36,423
Conservation amortization	62,921	56,084
Deferred income taxes and tax credits, net	77,611	67,272
Net unrealized (gain) loss on derivative instruments	(49,715)	(15,632)
Pension funding	(11,400)	(5,000)
AFUDC – Equity	(14,485)	(12,033)
Regulatory assets	(61,856)	18,450
Regulatory liabilities	37,752	(3,203)
Other long-term assets	10,875	(24,644)
Other long-term liabilities	31,394	18,448
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	174,193	169,612
Materials and supplies	(13,722)	6,416
Fuel and gas inventory	31,138	28,880
Income taxes	1,892	50,396
Prepayments and other	(4,190)	(2,154)
Purchased gas adjustment	23,671	18,716
Accounts payable	(86,555)	(51,865)
Taxes payable	(10,835)	(6,726)
Accrued expenses and other	(14,296)	(1,308)
Net cash provided by operating activities	566,429	650,845
Investing activities:
Construction expenditures – excluding equity AFUDC	(398,900)	(567,837)
Energy efficiency expenditures	(48,232)	(37,758)
Restricted cash	639	1,018
Other	(7,635)	12,042
Net cash used in investing activities	(454,128)	(592,535)
Financing activities:
Change in short-term debt and leases, net	9,211	(248,765)
Dividends paid	(137,329)	(164,121)
Long-term notes and bonds issued	—	300,000
Loan from (payment to) parent	—	7,400
Redemption of bonds and notes	—	(260,000)
Investment from parent	—	287,000
Issuance cost of bonds and other	(563)	203
Net cash provided by (used in) financing activities	(128,681)	(78,283)
Net increase (decrease) in cash and cash equivalents	(16,380)	(19,973)
Cash and cash equivalents at beginning of period	31,010	36,320
Cash and cash equivalents at end of period	$14,630	$16,347
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$106,823	$96,703
Cash payments (refunds) for income taxes	(1,898)	(50,421)

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
The consolidated financial statements of Puget Energy reflect the accounts of Puget Energy and its subsidiary, PSE.  PSE’s consolidated financial statements include the accounts of PSE and its subsidiaries.  Puget Energy and PSE are collectively referred to herein as “the Company.”  The consolidated financial statements are presented after elimination of all significant intercompany items and transactions.  PSE’s consolidated financial statements continue to be accounted for on a historical basis and do not include any purchase accounting adjustments.  Certain prior year amounts in the consolidated statements of cash flows have been reclassified to conform to current year presentation.
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

Revenue Recognition
Operating utility revenue is recognized when the basis of services is rendered, which includes estimated unbilled revenue. In March 2012, PSE changed its estimate of unbilled revenue from a calculation that was based on system load and billing information from its customers to a calculation using meter readings from its automated meter reading (AMR) system. The new estimate calculates unbilled usage at the end of each month as the difference between the customer meter readings on the last day of the month and the last customer meter readings billed. The unbilled usage is then priced at published rates for each schedule to estimate the unbilled revenues by customer. As a result of further refinements, the estimate of unbilled revenue at June 30, 2012, PSE has additionally identified $4.4 million of revenue that were recorded during the second quarter that should have been included in the estimated unbilled calculation at March 31, 2012. The impact on net income was $2.9 million. This had no impact to cash flow from operations or total cash flows.
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
PSE collected Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes totaling $53.7 million and $134.7 million for the three and six months ended June 30, 2012, respectively, and $57.1 million and $137.4 million for the three and six months ended June 30, 2011, respectively.  The Company reports the collection of such taxes on a gross basis in operating revenue and as expense in taxes other than income taxes in the accompanying consolidated statements of income.

Accumulated Other Comprehensive Income (Loss)
The following tables present the components of the Company’s accumulated other comprehensive income (OCI) at June 30, 2012 and December 31, 2011:

Puget Energy (Dollars in Thousands)	June 30, 2012	December 31, 2011
Net unrealized loss on energy derivative instruments	$(1,186)	$(1,113)
Net unrealized loss on interest rate swaps	(5,003)	(14,599)
Net unrealized loss and prior service cost on pension plans	(15,404)	(15,195)
Total Puget Energy, net of tax	$(21,593)	$(30,907)

Puget Sound Energy (Dollars in Thousands)	June 30, 2012	December 31, 2011
Net unrealized loss on energy derivative instruments	$(8,143)	$(12,934)
Net unrealized loss on treasury interest rate swaps	(6,782)	(6,941)
Net unrealized loss and prior service cost on pension plans	(165,061)	(168,704)
Total PSE, net of tax	$(179,986)	$(188,579)

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

Intangibles - Goodwill and Other
On January 1, 2012, Puget Energy adopted Accounting Standards Update (ASU) 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08).  ASU 2011-08 allows an entity the option to qualitatively assess whether it must perform the two-step goodwill impairment test in FASB ASC 350-20, Intangibles - Goodwill and Other. An entity has the option to qualitatively assess whether it is more likely than not (more than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount.  If an entity elects to perform the qualitative assessment and determines that it is more likely than not that the reporting unit’s fair value is in excess of its carrying amount, no further evaluation is necessary.  Otherwise, an entity would perform Step 1 of the goodwill impairment test in ASC 350-20.
ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. ASU 2011-08 did not have a material impact on the financial reporting of Puget Energy.

Comprehensive Income
On January 1, 2012, the Company adopted ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of OCI as part of the statement of changes in stockholders' equity. The ASU also requires the presentation of reclassification adjustments for items that are reclassified from OCI to net income on the financial statements.  However, the FASB has deferred this requirement. The amendments to the ASC in the ASU do not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income.
ASU 2011-05 should be applied retrospectively, and was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Prior to the effective date of the ASU, the Company had already complied with the presentation requirement, as the Company presents the total of comprehensive income, the components of net income, and the components of OCI in two separate statements.   Therefore, ASU 2011-05 did not have an impact on the Company’s consolidated financial statements.

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

(3)	Accounting for Derivative Instruments and Hedging Activities

PSE employs various energy portfolio optimization strategies, but is not in the business of assuming risk for the purpose of realizing speculative trading revenue. The nature of serving regulated electric customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks within the sharing mechanism of the PCA. Therefore, wholesale market transactions and related hedging strategies are focused on balancing PSE's energy portfolio, reducing costs and risks where feasible thus reducing volatility in costs in the portfolio. PSE's energy risk portfolio management function monitors and manages these risks using analytical models and tools. In order to manage risks effectively, PSE enters into physical and financial transactions which are appropriate for the service territory of PSE and are relevant to its regulated electric and natural gas portfolios.
At the February 2009 merger date, Puget Energy recorded all derivative contracts at fair value as either assets or liabilities. Certain contracts meeting the criteria defined in ASC 815 were subsequently designated as Normal Purchase Normal Sale (NPNS) or cash flow hedges. The difference in the derivative unrealized gains/losses recorded through earnings between Puget Energy and PSE will occur through March 2015.
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
The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts. As of June 30, 2012, Puget Energy had two interest rate swap contracts outstanding and PSE did not have any outstanding interest rate swap instruments.
In February 2009, Puget Energy entered into a cash flow hedge using interest rate swaps to hedge the risk associated with one-month London Interbank Offered Rate (LIBOR) floating rate debt. Subsequently, in order to satisfy a commitment the Company made to the Washington Commission and to mitigate interest rate risk, the Company refinanced a portion of the underlying debt hedged by the interest rate swaps in 2010, 2011 and again during 2012. As a result of refinancing in 2010, the Company de-designated the cash flow hedge accounting relationship between the debt and interest rate swaps. A portion of the outstanding interest rate swap derivative loss associated with the probable future interest payments occurring remains in OCI, and is amortized monthly as the payments occur. The portion of the outstanding interest rate swap derivative loss associated with interest payments on the debt where future payments become remote of occurring is reclassified from OCI into earnings.
On June 15, 2012, Puget Energy issued $450.0 million of 10-year senior secured fixed-rate notes and paid down $425.0 million of its outstanding variable rate debt, bringing the balance down to $434.0 million as of June 30, 2012. As the related forecasted transactions (i.e. future interest payments associated with the debt pay down) are now remote of occurring, Puget Energy reclassified a $7.9 million loss from accumulated OCI into earnings. In order to better align its existing swap notional with the reduced balance outstanding under the variable rate senior secured credit facility balance, on June 18, 2012, the Company settled $550.0 million of the interest rate swaps for a $20.2 million loss, thereby reducing the swap notional to $450.0 million. Additionally, the Company amended the remaining two interest rate swap agreements ($450.0 million notional) to extend the maturities to January 2017. This strategy allowed the Company to improve the alignment between the $450.0 million hedge and the variable rate exposure of the remaining balance of $434.0 million of the revolving senior secured credit facility.

The following tables present the fair value and locations of the Company's derivative instruments recorded on the balance sheets:

Derivatives Not Designated as Hedging Instruments
Puget Energy	June 30, 2012		December 31, 2011
(Dollars in Thousands)	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Interest rate swaps:
Current	$—	$6,223	$—	$25,210
Long-term	—	13,924	—	27,199
Total interest rate swaps	$—	$20,147	$—	$52,409

Puget Energy and Puget Sound Energy
Electric portfolio:
Current	$4,031	$160,033	$5,212	$173,582
Long-term	9,523	50,048	5,508	90,752
Natural gas portfolio: [3]
Current	2,942	110,990	1,435	128,297
Long-term	6,458	49,237	4,576	78,607
Total energy derivatives	$22,954	$370,308	$16,731	$471,238
___________

[1]	Balance sheet location: Unrealized gain on derivative instruments.

[2]	Balance sheet location: Unrealized loss on derivative instruments.

[3]
PSE had a net derivative liability and an offsetting regulatory asset of $150.8 million at June 30, 2012 and $200.9 million at December 31, 2011 related to financial contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers. All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980, “Regulated Operations” (ASC 980) due to the Purchased Gas Adjustment (PGA) mechanism. All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism and the gains and losses on the hedges in future periods will be recorded as gas costs.

For further details regarding the fair value of derivative instruments, see Note 4.

The following tables present the net unrealized (gain) loss of the Company's derivative instruments recorded on the statements of income:

Puget Energy	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2012	2011	2012	2011
Natural gas / Power NPNS [1]	$—	$(2,720)	$(2,151)	$(10,769)
Natural gas for power generation	(13,647)	1,261	(13,698)	(40,262)
Power	(50,429)	(15,536)	(43,501)	918
Total net unrealized (gain) loss on derivative instruments	$(64,076)	$(16,995)	$(59,350)	$(50,113)
Interest expense – interest rate swaps	$(8,563)	$14,171	$(4,102)	$12,245
Other deductions – interest rate swaps	$925	$16,126	$(13,398)	$14,326
___________

[1]	Amount represents amortization related to contracts that were recorded at fair value as of the date of the merger.

Puget Sound Energy	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2012	2011	2012	2011
Natural gas for power generation	$(13,647)	$1,476	$(13,696)	$(23,201)
Power	(46,203)	(11,124)	(36,019)	7,569
Total net unrealized (gain) loss on derivative instruments	$(59,850)	$(9,648)	$(49,715)	$(15,632)

The following tables present the effect of hedging instruments on Puget Energy's OCI and statements of income, related to derivatives that were in a previous cash flow hedge relationship:

Puget Energy (Dollars in Thousands)	Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion 1)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 2)
	2012	2011	Location	2012	2011
Interest rate contracts:	$—	$—	Interest expense	$(10,905)	$(24,246)
Commodity contracts: Electric derivatives	—	—	Electric generation fuel	—	(20)
			Purchased electricity	(188)	(252)
Total	$—	$—		$(11,093)	$(24,518)

Puget Energy (Dollars in Thousands)	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion 1)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 2)
	2012	2011	Location	2012	2011
Interest rate contracts:	$—	$—	Interest expense	$(14,763)	$(30,758)
Commodity contracts: Electric derivatives	—	—	Electric generation fuel	100	(50)
			Purchased electricity	12	(510)
Total	$—	$—		$(14,651)	$(31,318)
________

[1]	Changes in OCI are reported in after-tax dollars.

[2]	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

The following tables present the effect of hedging instruments on PSE's OCI and statements of income, related to derivatives that were in a previous cash flow hedge relationship:

Puget Sound Energy (Dollars in Thousands)	Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion 1)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 2)
	2012	2011	Location	2012	2011
Interest rate contracts:	$—	$—	Interest expense	$(122)	$(123)
Commodity contracts: Electric derivatives	—	—	Electric generation fuel	(4,414)	(237)
			Purchased electricity	—	(4,663)
Total	$—	$—		$(4,536)	$(5,023)

Puget Sound Energy (Dollars in Thousands)	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion 1)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion 2)
	2012	2011	Location	2012	2011
Interest rate contracts:	$—	$—	Interest expense	$(244)	$(246)
Commodity contracts: Electric derivatives	—	—	Electric generation fuel	97	(17,109)
			Purchased electricity	(7,468)	(7,159)
Total	$—	$—		$(7,615)	$(24,514)
___________

[1]	Changes in OCI are reported in after-tax dollars.

[2]	A reclassification of a loss in OCI increases accumulated OCI and decreases earnings. Amounts reported are in pre-tax dollars.

For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative was reported as a component of OCI, then reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Puget Energy expects that $6.1 million of losses in accumulated OCI will be reclassified into earnings within the next twelve months. PSE expects that $8.3 million of losses in accumulated OCI will be reclassified into earnings within the next twelve months. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows extends to June 2015 for purchased electricity contracts, October 2018 for gas for power generation contracts and January 2017 for interest rate swaps.
The following tables present the effect of the Company's derivatives not designated as hedging instruments on income:

Puget Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Location	2012	2011	2012	2011
Interest rate contracts:	Other deductions	$(7,297)	$(25,412)	$(6,770)	$(25,460)
	Interest expense	(9,902)	(22,699)	(19,264)	(27,276)
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net [1]	64,076	14,275	57,199	39,344
	Electric generation fuel	(2,981)	(8,808)	(25,974)	(49,622)
	Purchased electricity	(39,540)	(19,158)	(84,953)	(33,830)
Total gain (loss) recognized in income on derivatives		$4,356	$(61,802)	$(79,762)	$(96,844)
___________

[1]
Differs from the amounts stated in the statements of income as it does not include amortization related to contracts that were recorded at fair value at the time of the February 2009 merger and subsequently designated as NPNS of $0.0 million and $2.2 million for the three and six months ended June 30, 2012 and $2.7 million and $10.8 million for the three and six months ended June 30, 2011, respectively.

Puget Sound Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Location	2012	2011	2012	2011
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net	$59,850	$9,648	$49,715	$15,632
	Electric generation fuel	(2,981)	(8,808)	(25,974)	(49,622)
	Purchased electricity	(39,540)	(19,158)	(84,953)	(33,830)
Total gain (loss) recognized in income on derivatives		$17,329	$(18,318)	$(61,212)	$(67,820)

The Company had the following outstanding interest rate and commodity contracts as of June 30, 2012:

Derivatives not designated as hedging instruments:	Number of Units
Puget Energy:
Interest rate swaps	$450.0	million
Puget Energy and Puget Sound Energy:
Natural gas derivatives	508,805,338	MMBtus
Electric generation fuel	137,635,000	MMBtus
Purchased electricity	11,629,550	MWhs

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of June 30, 2012, approximately 99.9% of the Company's energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies and 0.1% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated.
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
The Company computes credit reserves at a master agreement level by counterparty (i.e., WSPP, ISDA, or NAESB). The Company considers external credit ratings and market factors, such as credit default swaps and bond spreads, in the determination of reserves. The Company recognizes that external ratings may not always reflect how a market participant perceives a counterparty's risk of default. The Company uses both default factors published by Standard & Poor's and factors derived through analysis of market risk, which reflect the application of an industry standard recovery rate. The Company selects a default factor by counterparty at an aggregate master agreement level based on a weighted average default tenor for that counterparty's deals. The default tenor is used by weighting the fair value and contract tenors for all deals for each counterparty and coming up with an average value. The default factor used is dependent upon whether the counterparty is in a net asset or a net liability position after applying the master agreement levels.
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. Moreover, the Company applies its own default factor to compute credit reserves for counterparties that are in a net liability position. Credit reserves are booked as contra accounts to unrealized gain (loss) positions. As of June 30, 2012, the Company was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the quarter. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. Despite its net liability position, PSE was not required to post any additional collateral with any of its counterparties. Additionally, PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post additional collateral resulting from credit rating downgrades.
As of June 30, 2012, the Company did not have any outstanding energy supply contracts with counterparties that contained credit risk related contingent features, which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in a net liability position.

The table below presents the fair value of the overall contractual contingent liability positions for the Company's derivative activity at June 30, 2012:

Puget Energy and Puget Sound Energy Contingent Feature (Dollars in Thousands)	Fair Value [1] Liability	Posted Collateral	Contingent Collateral
Credit rating [2]	$(37,833)	$—	$37,833
Requested credit for adequate assurance	(74,936)	—	—
Forward value of contract [3]	(12,093)	—	—
Total	$(124,862)	$—	$37,833
__________

[1]
Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions at June 30, 2012. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

[3]	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(4)	Fair Value

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. If a fair value measurement relies on inputs from different levels of the hierarchy, the entire measurement must be placed based on the lowest level input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. The Company primarily determines fair value measurements classified as Level 2 or Level 3 using a combination of the income and market valuation approaches. The process of determining the fair values is the responsibility of the derivative accounting department which reports to the Controller and Principal Accounting Officer. On a daily basis, the Company obtains quoted forward prices for the electric and natural gas market from an independent external pricing service. These forward price quotes are used in addition to other various inputs to determine the reported fair value. Some of the inputs, which are not significant, include the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), assumptions for time value, and also the impact of the Company's nonperformance risk of its liabilities. For interest rate swaps, the Company obtains monthly mark-to-market values from an independent external pricing service for LIBOR forward rates, which is a significant input. Some of the inputs of the interest rate swap valuations, which are not significant, include the credit standing of the counterparties, assumptions for time value and the impact of the Company's nonperformance risk of its liabilities. Cash equivalents and restricted cash classified as Level 2 fair value instruments consist of special money market funds and premium checking accounts. The Company valued Level 2 cash equivalents and restricted cash using the market approach based on the fair value of underlying investments at reporting date.

The Company considers its electric, natural gas and interest rate swap contracts as Level 2 derivative instruments as such contracts are commonly traded as over-the-counter forwards with indirectly observable price quotes. However, certain energy derivative instruments are classified as Level 3 in the fair value hierarchy since Level 3 inputs are significant to the fair value measurement. Management's assessment was based on the trading activity in real-time and forward electric and natural gas markets. Each quarter, the Company confirms the validity of pricing service quoted prices (e.g., Level 2 in the fair value hierarchy) used to value commodity contracts with the actual prices of commodity contracts entered into during the most recent quarter.

Assets and Liabilities with Estimated Fair Value

The following table presents the fair value hierarchy by level, the carrying value for cash, cash equivalents, restricted cash, notes receivable and short-term debt. The carrying values below are representative of fair values due to the short-term nature of these financial instruments.

Puget Energy	Carrying / Fair Value At June 30, 2012				Carrying / Fair Value At December 31, 2011
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and Cash Equivalents	$1,314	$14,819	$—	$16,133	$14,809	$22,426	$—	$37,235
Restricted Cash	1,174	2,370	—	3,544	2,043	2,140	—	4,183
Notes Receivable and Other	—	65,883	—	65,883	—	73,031	—	73,031
Total assets	$2,488	$83,072	$—	$85,560	$16,852	$97,597	$—	$114,449
Liabilities:
Short Term Debt	$—	$38,000	$—	$38,000	$—	$25,000	$—	$25,000
Total liabilities	$—	$38,000	$—	$38,000	$—	$25,000	$—	$25,000

Puget Sound Energy	Carrying / Fair Value At June 30, 2012				Carrying / Fair Value At December 31, 2011
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and Cash Equivalents	$200	$14,430	$—	$14,630	$9,200	$21,810	$—	$31,010
Restricted Cash	1,174	2,370	—	3,544	2,043	2,140	—	4,183
Notes Receivable and Other	—	65,883	—	65,883	—	73,031		73,031
Total assets	$1,374	$82,683	$—	$84,057	$11,243	$96,981	$—	$108,224
Liabilities:
Short Term Debt	$—	$38,000	$—	$38,000	$—	$25,000	$—	$25,000
Short Term Debt owed to parent	—	29,998	—	29,998	—	29,998	—	29,998
Total liabilities	$—	$67,998	$—	$67,998	$—	$54,998	$—	$54,998

The fair value of the junior subordinated and long-term notes were estimated using the discounted cash flow method with U.S. Treasury yields and Company credit spreads as inputs, interpolating to the maturity date of each issue. Carrying values and estimated fair values were as follows:

Puget Energy		June 30, 2012		December 31, 2011
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$252,313	$250,000	$248,583
Long-term debt (fixed-rate), net of discount	2	4,653,633	6,077,979	4,197,511	5,503,571
Long-term debt (variable-rate), net of discount	2	434,000	434,000	829,856	856,978
Total		$5,337,633	$6,764,292	$5,277,367	$6,609,132

Puget Sound Energy		June 30, 2012		December 31, 2011
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$252,313	$250,000	$248,583
Long-term debt (fixed-rate), net of discount	2	3,523,846	4,606,220	3,523,845	4,499,295
Total		$3,773,846	$4,858,533	$3,773,845	$4,747,878

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis and the reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy. The Company did not have any transfers between Level 2 and Level 1 during the three and six months ended June 30, 2012 and 2011.

Puget Energy	Fair Value				Fair Value
	At June 30, 2012				At December 31, 2011
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$—	$4,116	$9,438	$13,554	$—	$2,340	$8,380	$10,720
Natural gas derivative instruments	—	3,375	6,025	9,400	—	—	6,011	6,011
Total derivative assets	$—	$7,491	$15,463	$22,954	$—	$2,340	$14,391	$16,731
Liabilities:
Electric derivative instruments	$—	$120,190	$89,891	$210,081	$—	$165,643	$98,691	$264,334
Natural gas derivative instruments	—	151,383	8,844	160,227	—	195,852	11,052	206,904
Interest rate derivative instruments	—	20,147	—	20,147	—	52,409	—	52,409
Total derivative liabilities	$—	$291,720	$98,735	$390,455	$—	$413,904	$109,743	$523,647

Puget Sound Energy	Fair Value				Fair Value
	At June 30, 2012				At December 31, 2011
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$—	$4,116	$9,438	$13,554	$—	$2,340	$8,380	$10,720
Natural gas derivative instruments	—	3,375	6,025	9,400	—	—	6,011	6,011
Total assets	$—	$7,491	$15,463	$22,954	$—	$2,340	$14,391	$16,731
Liabilities:
Electric derivative instruments	$—	$120,190	$89,891	$210,081	$—	$165,643	$98,691	$264,334
Natural gas derivative instruments	—	151,383	8,844	160,227	—	195,852	11,052	206,904
Total liabilities	$—	$271,573	$98,735	$370,308	$—	$361,495	$109,743	$471,238

Puget Energy and Puget Sound Energy	Three Months Ended June 30,
Level 3 Roll-Forward Net (Liability)	2012			2011
(Dollars in Thousands)	Electric	Gas	Total	Electric	Gas	Total
Balance at beginning of period	$(107,364)	$(3,167)	$(110,531)	$(89,758)	$(1,785)	$(91,543)
Changes during period
Realized and unrealized energy derivatives:
Included in earnings [1]	5,077	—	5,077	(4,244)	—	(4,244)
Included in regulatory assets / liabilities	—	(4)	(4)	—	1,860	1,860
Settlements [3]	14,372	324	14,696	8,234	(1,127)	7,107
Transferred into Level 3	(38,674)	(297)	(38,971)	—	363	363
Transferred out of Level 3	46,136	325	46,461	4,475	445	4,920
Balance at end of period	$(80,453)	$(2,819)	$(83,272)	$(81,293)	$(244)	$(81,537)

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
Level 3 Roll-Forward Net (Liability)	2012			2011
(Dollars in Thousands)	Electric	Gas	Total	Electric	Gas	Total
Balance at beginning of period	$(90,311)	$(5,041)	$(95,352)	$(87,436)	$(3,859)	$(91,295)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings [2]	(16,870)	—	(16,870)	(19,951)	—	(19,951)
Included in regulatory assets / liabilities	—	(1,287)	(1,287)	—	2,979	2,979
Settlements [3]	35,415	105	35,520	19,139	(1,592)	17,547
Transferred into Level 3	(55,548)	(297)	(55,845)	—	363	363
Transferred out of Level 3	46,861	3,701	50,562	6,955	1,865	8,820
Balance at end of period	$(80,453)	$(2,819)	$(83,272)	$(81,293)	$(244)	$(81,537)
__________

[1]
Income Statement location: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $6.2 million and $(5.0) million for the three months ended June 30, 2012 and 2011, respectively.

[2]
Income Statement location: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(12.8) million and $(17.5) million for the six months ended June 30, 2012 and 2011, respectively.

[3]	The Company had no purchases, sales or issuances during the reported periods.

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
In order to determine which assets and liabilities are classified as Level 3, the Company receives market data from its independent external pricing service defining the tenor of observable market quotes. To the extent any of the Company's commodity contracts extend beyond what is considered observable as defined by its independent pricing service, the contracts are classified as Level 3. The actual tenor of what the independent pricing service defines as observable is subject to change depending on market conditions. Therefore, as the market changes, the same contract may be designated Level 3 one month and Level 2 the next, and vice versa. The changes of fair value classification into or out of Level 3 are recognized each month, and reported in the Level 3 Roll-forward table above. The Company does periodically transact at locations, or market price points, that are illiquid or for which no prices are available from the independent pricing service. In such circumstances the Company uses a more liquid price point and performs a 15-month regression against the illiquid locations to serve as a proxy for market prices. Such transactions are classified as Level 3. The Company does not use internally developed models to make adjustments to significant unobservable pricing inputs. The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts. Below are the forward price ranges for the Company's purchased commodity contracts, as of June 30, 2012:

(Dollars in Thousands)
	Fair Value				Range
Derivative Instrument	Assets [1]	Liabilities [1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$9,438	$89,891	Discounted cash flow	Power Prices	$6.11 per MWh	$46.86 per MWh	$29.93 per MWh
Natural gas	$6,025	$8,844	Discounted cash flow	Natural Gas Prices	$1.77 per MMBtu	$4.79 per MMBtu	$3.88 per MMBtu
__________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At June 30, 2012, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $18.7 million.

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
Due to decreasing forward wholesale market prices at March 31, 2012, Puget Energy completed a valuation and impairment test for long-term power purchase contracts, and the valuation indicated impairment to one of the purchased power contracts. As of March 31, 2012, the carrying value for the intangible asset contract was $113.3 million and its fair value on a discounted basis was determined to be $96.7 million, thereby requiring a $16.6 million write-off of the intangible asset with a corresponding reduction in the regulatory liability.

The valuation was measured using the income approach. Significant inputs included forward electricity prices and power contract pricing which provided future net cash flow estimates which are classified as Level 3 within the fair value hierarchy. An insignificant input is the discount rate reflective of PSE's cost of capital used in the valuation. Below are the quarterly significant unobservable inputs used in estimating the long-term power purchase contracts' fair value of $513.6 million during the period ended March 31, 2012:

Valuation Technique	Unobservable Input	Low	High	Weighted Average
Discounted cash flow	Power prices	$10.36 per MWh	$49.78 per MWh	$34.98 per MWh
Discounted cash flow	Power contract costs (in thousands)	$3,185 per qtr	$5,030 per qtr	$4,663 per qtr

(5)	Retirement Benefits

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
The following tables summarize the Company’s net periodic benefit cost for the three and six months ended June 30, 2012 and 2011:

Puget Energy
Three Months Ended June 30,	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$4,229	$4,059	$268	$310	$32	$31
Interest cost	6,551	6,630	538	548	188	204
Expected return on plan assets	(9,101)	(8,860)	—	—	(109)	(125)
Amortization of prior service cost	(495)	(495)	—	—	—	—
Amortization of net loss (gain)	234	—	176	90	17	1
Net periodic benefit cost	$1,418	$1,334	$982	$948	$128	$111

Puget Energy
Six Months Ended June 30,	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$8,463	$8,119	$537	$620	$70	$62
Interest cost	12,993	13,259	1,076	1,096	375	409
Expected return on plan assets	(18,102)	(17,720)	—	—	(218)	(250)
Amortization of prior service cost	(990)	(990)	—	—	—	—
Amortization of net loss (gain)	384	—	351	180	27	1
Net periodic benefit cost	$2,748	$2,668	$1,964	$1,896	$254	$222

Puget Sound Energy
Three Months Ended June 30,	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$4,229	$4,059	$268	$310	$32	$31
Interest cost	6,551	6,630	538	548	188	204
Expected return on plan assets	(10,434)	(11,056)	—	—	(109)	(125)
Amortization of prior service cost	(393)	(394)	74	141	9	16
Amortization of net loss (gain)	3,790	2,695	358	298	(63)	(109)
Amortization of transition obligation	—	—	—	—	12	13
Net periodic benefit cost	$3,743	$1,934	$1,238	$1,297	$69	$30

Puget Sound Energy
Six Months Ended June 30,	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$8,463	$8,119	$537	$620	$70	$62
Interest cost	12,993	13,259	1,076	1,096	375	409
Expected return on plan assets	(20,767)	(22,112)	—	—	(217)	(250)
Amortization of prior service cost	(787)	(786)	146	281	18	31
Amortization of net loss (gain)	7,508	5,389	716	598	(123)	(217)
Amortization of transition obligation	—	—	—	—	25	25
Net periodic benefit cost	$7,410	$3,869	$2,475	$2,595	$148	$60

The following table summarizes the Company’s change in benefit obligation for the periods ended June 30, 2012 and December 31, 2011:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended	Year Ended	Six Months Ended	Year Ended	Six Months Ended	Year Ended
(Dollars in Thousands)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Change in benefit obligation:
Benefit obligation at beginning of period	$565,997	$532,615	$48,370	$44,322	$16,436	$16,579
Service cost	8,463	15,822	537	1,241	70	113
Interest cost	12,993	26,263	1,076	2,192	375	807
Actuarial loss/(gain)	2,030	18,485	—	4,467	(132)	384
Benefits paid	(20,950)	(27,188)	(4,271)	(2,687)	(866)	(1,855)
Medicare part D subsidiary received	—	—	—	—	505	408
Curtailment loss/(gain)[1]	—	—	—	(1,165)	—	—
Benefit obligation at end of period	$568,533	$565,997	$45,712	$48,370	$16,388	$16,436
__________

[1]	A curtailment gain was recognized in OCI due to the plan amendment that ceased SERP benefits for non-officers still in the plan as of December 31, 2011.

The fair value of the Company’s qualified pension plan assets was $498.7 million and $479.8 million at June 30, 2012 and December 31, 2011, respectively.
The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2012 are expected to be at least $18.8 million, $6.1 million and $0.9 million, respectively. During the three months ended June 30, 2012, the Company contributed $5.7 million, $0.4 million and $0.1 million to fund the qualified pension plan, SERP and the other postretirement plan, respectively. During the six months ended June 30, 2012, the Company contributed $11.4 million, $4.3 million and $0.5 million to fund the qualified pension plan, SERP and the other postretirement plan, respectively.

(6)	Regulation and Rates

On May 7, 2012, the Washington Commission issued its order in PSE's consolidated electric and natural gas general rate case filed in June 2011, approving a general rate increase for electric customers of $63.3 million or 3.2% annually, and an increase in natural gas rates of $13.4 million or 1.3% annually. The rate increases for electric and natural gas customers became effective May 14, 2012. In its order, the Washington Commission approved a weighted cost of capital of 7.8% and a capital structure that included 48.0% common equity with a return on equity of 9.80%.
On June 1, 2012, PSE filed with the Washington Commission a petition seeking an Accounting Order authorizing PSE to change the existing natural gas conservation tracker mechanism into a rider mechanism to be consistent with the electric conservation program recovery. The accounting petition requested the ability to recover the costs associated with the Company's current gas conservation programs via transfers from amounts deferred for the over-recovery of commodity costs in the Company's PGA commodity account. The Commission granted PSE's accounting petition on June 28, 2012. The approved accounting petition resulted in an increase to gas conservation revenues of $6.9 million and an increase to conservation amortization expense of $6.6 million, the difference being recognized as revenue sensitive taxes.

(7)	Litigation

Residential Exchange. The Northwest Power Act, through the Residential Exchange Program (REP), provides access to the benefits of low-cost federal hydroelectric power to residential and small farm customers of regional utilities, including PSE. The program is administered by the Bonneville Power Administration (BPA). Pursuant to agreements (including settlement agreements)

between the BPA and PSE, the BPA has provided payments of REP benefits to PSE, which PSE has passed through to its residential and small farm customers in the form of electricity bill credits.
In 2007, the U.S. Court of Appeals for the Ninth Circuit ruled that REP agreements of the BPA with PSE and a number of other investor-owned utilities were inconsistent with the Northwest Power Act. Since that time, those investor-owned utilities, including PSE, the BPA and other parties have been involved in ongoing litigation at the Ninth Circuit relating to the amount of REP benefits paid to utilities, including PSE, for the fiscal year 2002 through fiscal year 2011 period and the amount of REP benefits to be paid going forward.
In July 2011, the BPA, PSE and a number of other parties entered into a settlement agreement that by its terms if upheld in its entirety would resolve the disputes between BPA and PSE regarding REP benefits paid for the fiscal year 2002-fiscal year 2011 period. In October 2011, certain other parties challenged BPA decisions with regard to its entering into this most recent settlement agreement. Pending disposition of this challenge, the other pending Ninth Circuit litigation regarding REP benefits for the fiscal year 2002 through fiscal year 2011 period has been stayed by the Ninth Circuit.
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

Pacific Northwest Refund Proceeding. In October 2000, PSE filed a complaint with the FERC (Docket No. EL01-10) against “all jurisdictional sellers” in the Pacific Northwest seeking prospective price caps consistent with any result the FERC ordered for the California markets. The FERC issued an order including price caps in July 2001, and PSE moved to dismiss the proceeding. In response to PSE's motion, various entities intervened and sought to convert PSE's complaint into one seeking retroactive refunds in the Pacific Northwest. The FERC rejected that effort, after holding what the FERC referred to as a “preliminary evidentiary hearing” before an administrative law judge. On October 3, 2011, after appellate reviews, the FERC issued an Order on Remand and set the matter for hearing before an administrative law judge, but first requiring the parties to engage in settlement talks that began in the fall of 2011 and are ongoing. On July 2, 2012 PSE and one of the parties to the refund proceeding (Tacoma) filed a settlement as to Tacoma's claims against PSE, under which PSE will pay Tacoma for a full release. Seattle City Light and the Port of Seattle are the other parties that have asserted claims against PSE. PSE cannot predict whether settlement with those parties can be achieved. The hearing as to all unresolved claims is expected to begin in April 2013. PSE has not taken any reserve on this matter as it believes it has no exposure, and intends to vigorously defend its position but is unable to predict the outcome of this matter.

Other Proceedings. The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business. The Company has recorded reserves of $3.6 million and $2.6 million relating to these claims as of June 30, 2012 and 2011, respectively.

(8)	Other

Bond Issuances. On June 15, 2012, Puget Energy issued $450.0 million of senior secured notes. The notes are secured by substantially all of Puget Energy's assets, which consist primarily of the equity interests it holds in PSE. The notes mature on July 15, 2022 and have an interest rate of 5.625%. Net proceeds from the note offering were used by Puget Energy to pay down $425.0 million of the $859.0 million balance outstanding on a five-year $1.0 billion revolving senior secured credit facility put in place in February 2012. As of June 30, 2012, the balance on the senior secured credit facility was $434.0 million.

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
The AFUDC rates authorized by the Washington Commission for natural gas and electric utility plant additions is 7.8% which was effective May 14, 2012.
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

The following table presents the Company’s AFUDC amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2012	2011	2012	2011
Equity AFUDC	$5,179	$8,299	$14,485	$12,033
Washington Commission AFUDC	178	365	319	4,271
Total in other income	5,357	8,664	14,804	16,304
Debt AFUDC	4,687	7,597	11,982	12,001
Total AFUDC	$10,044	$16,261	$26,786	$28,305

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc.'s (Puget Energy) and Puget Sound Energy, Inc.'s (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part 1, Item 1A in Puget Energy's and Puget Sound Energy's Form 10-K for the period ended December 31, 2011. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the United States Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

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
For the three and six months ended June 30, 2012 as compared to the same period in 2011, PSE's net income was affected by the following factors: (1) a decrease in electric and natural gas retail sales (2) lower power costs; (3) an increase in utility operations and maintenance primarily due to an increase in storm related expenses; and (4) an increase in unrealized gain in derivatives instruments for energy contracts.

For the three and six months ended June 30, 2012 as compared to the same period in 2011, Puget Energy's net income was affected by PSE as noted above and the following factors: (1) an increase in interest expense on Puget Energy debt due to write-off of unamortized debt costs, mark-to-market on interest rate swap contracts and higher interest costs; and (2) higher gain on energy derivative instruments due to purchase accounting.
Further detail on each of these primary drivers, as well as other factors affecting performance, is set forth in this “Overview” section, as well as in other sections of the Management's Discussion & Analysis.

Factors and Trends Affecting PSE's Performance. PSE's regulatory requirements and operational needs require the investment of substantial capital in 2012 and future years. Because PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process. Further, PSE's financial performance is heavily influenced by general economic conditions in its service territory, which affect customer growth and use-per-customer and thus utility sales, as well as by its customers' conservation investments, which also tend to reduce energy sales. The principal business, economic and other factors that affect PSE's operations and financial performance include:

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

PSE had a favorable PCA imbalance for the three and six months ended June 30, 2012, which was $26.4 million and $58.0 million, respectively, below the “power cost baseline” level, of which $20.4 million and $26.2 million, respectively, was apportioned to customers. This compares to a favorable imbalance for the three and six months ended June 30, 2011 of $24.0 million and $30.4 million, respectively, of which $4.2 million and $5.2 million, respectively, was apportioned to customers.
On January 6, 2012, PSE filed an electric transmission rate case with Federal Energy Regulatory Commission (FERC) as well as an increase in ancillary service charges. PSE requested a rate increase of $3.8 million with an effective date of April 1, 2012. On March 30, 2012, FERC issued an order setting for hearing PSE's formula transmission rate filing. PSE's proposed reclassification of facilities and formula rate for network and point-to-point service on the Washington area facilities have been suspended for five months until September 1, 2012. PSE's proposed formula rate decrease for service on the Colstrip and Southern Intertie lines have been accepted and placed into effect April 1, 2012 subject to refund if rates should be lower. The initial settlement conference was held on May 3, 2012. Settlement discussions are proceeding.
On May 7, 2012, the Washington Commission issued its order in PSE's electric general rate case filed in June 2011, approving a general rate increase for electric customers of $63.3 million or 3.2% annually. The rate increases for electric customers became effective May 14, 2012. In its order, the Washington Commission approved a weighted cost of capital of 7.8% and a capital structure that included 48.0% common equity with a return on equity of 9.8%.

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

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenue (Dollars in Millions)
Gas General Rate Case	May 14, 2012	1.3%	$13.4
Purchased Gas Adjustment	November 1, 2011	(4.3)	(43.5)
Natural Gas General Tariff Adjustment	April 1, 2011	1.8	19.0

On May 7, 2012, the Washington Commission issued its order in PSE's natural gas general rate case filed in June 2011, approving a general rate increase for natural gas customers of $13.4 million or 1.3% annually. The rate increases for natural gas customers became effective May 14, 2012. In its order, the Washington Commission approved a weighted cost of capital of 7.8% and a capital structure that included 48.0% common equity with a return on equity of 9.8%.
On June 1, 2012, PSE filed with the Washington Commission a petition seeking an Accounting Order authorizing PSE to change the existing natural gas conservation tracker mechanism into a rider mechanism to be consistent with the electric conservation program recovery. The accounting petition requested the ability to recover the costs associated with the Company's current gas conservation programs via transfers from amounts deferred for the over-recovery of commodity costs in the Company's PGA commodity account. The Commission granted PSE's accounting petition on June 28, 2012. The approved accounting petition resulted in an increase to gas conservation revenues of $6.9 million and an increase to conservation amortization expense of $6.6 million, the difference being recognized as revenue sensitive taxes.
Weather Conditions. Weather conditions in PSE's service territory have a significant impact on customer energy usage, affecting PSE's revenue and energy supply expenses. PSE's operating revenue and associated energy supply expenses are not generated evenly throughout the year. While both PSE's electric and natural gas sales are generally greatest during winter months, variations in energy usage by customers occur from season to season and month to month within a season, primarily as a result of weather conditions. PSE normally experiences its highest retail energy sales, and subsequently higher power costs, during the winter heating season in the first and fourth quarters of the year and its lowest sales in the third quarter of the year. Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult. PSE reported lower customer usage in the six months ended June 30, 2012 primarily due to Pacific Northwest temperatures being warmer as compared to the same period in the prior year. The actual average temperature during the six months ended June 30, 2012 was 48.2 degrees, or 1.24 degrees warmer than the same period in the prior year. Although, the temperature during the six months ended June 30, 2012 was warmer than the same period in the prior year, the temperature is 1.66 cooler than the historical average.

Customer Demand. PSE expects the number of natural gas customers to grow at rates slightly above electric customers. PSE also expects energy usage by both residential electric and natural gas customers to continue a long-term trend of slow decline due to continued energy efficiency improvements and the effect of higher retail rates.
Access to Debt Capital. PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term debt markets to fund its utility construction program, to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy. Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade. However, a ratings downgrade could adversely affect the Company's ability to renew existing, or obtain access to new credit facilities and could increase the cost of such facilities. For example, under Puget Energy's and PSE's credit facilities, the borrowing costs due to increase in credit spreads and commitment fees increase as their respective credit ratings decline. If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or acquisitions, including generating capacity, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected. PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs. PSE's credit facilities expire in 2014 and Puget Energy's senior secured credit facility expires in 2017. (See discussion on credit facilities in the section entitled “Financing Program - Credit Facilities and Commercial Paper” included below).
Regulatory Compliance Costs and Expenditures. PSE's operations are subject to extensive federal, state and local laws and regulations. These regulations cover electric system reliability, gas pipeline system safety and energy market transparency, among other areas. Environmental laws and regulations related to air and water quality, including climate change and endangered species protection, waste handling and disposal (including generation byproducts such as coal ash), remediation of contamination and siting new facilities also impact the Company's operations. PSE must spend significant amounts to fulfill requirements set by regulatory agencies, many of which have greatly expanded mandates, and on measures including, but not limited to, resource planning, remediation, monitoring, pollution control equipment and emissions-related abatement and fees in order to comply with these regulatory requirements.
Compliance with these or other future regulations, such as those pertaining to climate change and generation by products, could require significant capital expenditures by PSE and may adversely affect PSE's financial position, results of operations, cash flows and liquidity.

Other Challenges and Strategies
Energy Supply. As noted in PSE's Integrated Resource Plan (IRP) filed with the Washington Commission, PSE projects future energy needs will exceed current resources from long-term power purchase agreements and Company-controlled power resources. The IRP identifies reductions in contractual supplies of energy and capacity available under certain long-term power purchase agreements, requiring replacement of supplies to meet projected demands. Therefore, PSE's IRP sets forth a multi-part strategy of implementing energy efficiency programs and pursuing additional renewable resources (primarily wind) and additional base load natural gas-fired generation to meet the growing needs of its customers. If PSE cannot acquire needed energy supply resources at a reasonable cost, it may be required to purchase additional power in the open market at a cost that could, in the absence of regulatory relief, significantly increase its expenses and reduce earnings and cash flows.
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
Markets For Intangible Power Attributes. The Company is actively engaged in monitoring the development of the commercial markets for such intangible power attributes as Renewable Energy Credits (RECs) and carbon financial instruments. The Company supports the development of regional and national markets for these products that are open, transparent and liquid.

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE's results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
Puget Sound Energy (Dollars in Thousands)	2012	2011	Favorable/ (Unfavorable)	2012	2011	Favorable/ (Unfavorable)
Operating revenue:
Electric
Residential sales	$251,735	$266,097	(5.4)%	$614,214	$635,413	(3.3)%
Commercial sales	198,621	198,732	(0.1)%	428,813	429,216	(0.1)%
Industrial sales	25,905	25,889	0.1%	53,857	53,384	0.9%
Other retail sales, including unbilled revenue	(9,996)	(9,496)	(5.3)%	(25,126)	(32,309)	(22.2)%
Total retail sales	466,265	481,222	(3.1)%	1,071,758	1,085,704	(1.3)%
Transportation sales	2,463	2,298	7.2%	4,935	4,839	2.0%
Sales to other utilities and marketers	1,390	5,495	(74.7)%	8,436	14,443	(41.6)%
Other	393	(1,294)	130.4%	(3,091)	(17,532)	82.4%
Total electric operating revenue	470,511	487,721	(3.5)%	1,082,038	1,087,454	(0.5)%
Gas
Residential sales	129,641	155,350	(16.5)%	426,436	436,965	(2.4)%
Commercial sales	63,972	74,712	(14.4)%	184,851	193,281	(4.4)%
Industrial sales	6,933	7,621	(9.0)%	17,818	18,697	(4.7)%
Total retail sales	200,546	237,683	(15.6)%	629,105	648,943	(3.1)%
Transportation sales	3,752	3,662	2.5%	7,673	7,388	3.9%
Other	3,525	3,669	(3.9)%	7,011	7,307	(4.1)%
Total gas operating revenue	207,823	245,014	(15.2)%	643,789	663,638	(3.0)%
Non-utility operating revenue	283	629	(55.0)%	1,302	1,865	(30.2)%
Total operating revenue	678,617	733,364	(7.5)%	1,727,129	1,752,957	(1.5)%
Operating expenses:
Energy costs:
Purchased electricity	156,098	180,166	13.4%	355,213	408,207	13.0%
Electric generation fuel	19,861	25,886	23.3%	89,798	71,109	(26.3)%
Residential exchange	(15,302)	(15,293)	0.1%	(38,637)	(36,975)	4.5%
Purchased gas	96,462	127,174	24.1%	329,981	363,928	9.3%
Net unrealized (gain) loss on derivative instruments	(59,850)	(9,648)	*	(49,715)	(15,632)	*
Utility operations and maintenance	128,195	123,852	(3.5)%	256,241	241,820	(6.0)%
Non-utility expense and other	2,270	2,533	10.4%	5,500	5,880	6.5%
Depreciation	84,552	73,579	(14.9)%	163,558	148,361	(10.2)%
Amortization	11,547	18,450	37.4%	24,890	36,423	31.7%
Conservation amortization	28,518	23,871	(19.5)%	62,921	56,084	(12.2)%
Taxes other than income taxes	72,960	75,414	3.3%	172,830	175,935	1.8%
Total operating expenses	525,311	625,984	16.1%	1,372,580	1,455,140	(5.7)%
Operating income (loss)	153,306	107,380	42.8%	354,549	297,817	19.0%
Other income	18,329	15,677	16.9%	33,262	28,211	17.9%
Other expense	(1,947)	(1,278)	(52.3)%	(5,700)	(2,233)	(155.3)%
Interest expense	(57,729)	(50,245)	(14.9)%	(111,222)	(102,511)	(8.5)%
Income (loss) before income taxes	111,959	71,534	56.5%	270,889	221,284	22.4%
Income tax (benefit) expense	31,087	20,621	(50.8)%	77,301	66,932	(15.5)%
Net income (loss)	$80,872	$50,913	58.8%	$193,588	$154,352	25.4%
__________

*	Not meaningful

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

Electric Margin
Electric margin represents electric sales to retail and transportation customers less pass-through tariff items, revenue-sensitive taxes and the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE's service territory. The following table displays the details of PSE's electric margin changes:

	Three Months Ended June 30,			Six Months Ended June 30,
Electric Margin (Dollars in Thousands)	2012	2011	Percent Change	2012	2011	Percent Change
Electric operating revenue[1]	$470,511	$487,721	(3.5)%	$1,082,038	$1,087,454	(0.5)%
Add (less): Other electric operating revenue	(392)	1,294	(130.3)	3,092	17,532	*
Less: Other electric operating revenue-gas supply resale	(1,381)	(5,976)	(76.9)	(4,578)	(38,645)	(88.2)%
Add (less): Other electric operating revenue- RECs & PTCs	(8,854)	(6,679)	32.6	(19,199)	(67)	*
Total electric revenue for margin	459,884	476,360	(3.5)	1,061,353	1,066,274	(0.5)%
Adjustments for amounts included in revenue:
Pass-through tariff items	(22,086)	(23,351)	(5.4)	(51,463)	(52,963)	(2.8)%
Pass-through revenue-sensitive taxes	(35,694)	(36,371)	(1.9)	(81,400)	(81,817)	(0.5)%
Net electric revenue for margin	402,104	416,638	(3.5)	928,490	931,494	(0.3)%
Minus power costs:
Purchased electricity[1]	(156,098)	(180,166)	(13.4)	(355,213)	(408,207)	(13.0)%
Electric generation fuel[1]	(19,861)	(25,886)	(23.3)	(89,798)	(71,109)	26.3%
Residential exchange[1]	15,302	15,293	0.1	38,637	36,975	4.5%
Total electric power costs	(160,657)	(190,759)	(15.8)	(406,374)	(442,341)	(8.1)%
Electric margin[2]	$241,447	$225,879	6.9%	$522,116	$489,153	6.7%
______________

[1]	As reported on PSE’s Consolidated Statement of Income.

[2]	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.

*	Percent change not applicable or meaningful.
Electric margin increased $15.6 million and $33.0 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. Following is a discussion of significant items that impact electric operating revenue and electric energy costs which are included in electric margin:

Electric Operating Revenue
Electric operating revenues decreased $17.2 million, or 3.5%, to $470.5 million from $487.7 million for the three months ended June 30, 2012, as compared to the same period in 2011. The decrease in operating revenues of $17.2 million for the three months ended June 30, 2012 was primarily due to lower electric retail sales of $15.0 million, lower sales to other utilities and marketers of $4.1 million, which were offset by higher miscellaneous operating revenues of $1.7 million. These items are discussed in detail below.

Electric operating revenues decreased $5.4 million, or 0.5%, to $1,082.0 million from $1,087.5 million for the six months ended June 30, 2012 as compared to the same period in 2011. The decrease in operating revenues of $5.4 million for the six months ended June 30, 2012 was primarily due to lower electric retail sales of $14.0 million, lower sales to other utilities and marketers of $6.0 million, which were offset by higher miscellaneous operating revenues of $14.4 million. These items are discussed in detail below.
Electric retail sales decreased $15.0 million, or 3.1%, to $466.3 million from $481.2 million for the three months ended June 30, 2012, as compared to the same period in 2011. The decrease in electric retail sales was primarily due to a $21.9 million decrease in retail electricity usage of 224,721 Megawatt Hour (MWhs), or 4.6%, as a result of warmer temperatures in PSE's service territory during the three months ended June 30, 2012 as compared to the same period in the prior year. Partially offsetting the decrease was a net increase in retail sales of $6.9 million due to the 3.2% electric rate increase effective May 14, 2012 and various pass through tariff items that have no impact on earnings. The net increase included tariff items, such as, the suspension of REC credits in 2011 which contributed $3.6 million in electric retail sales for the three months ended June 30, 2012. The REC credit to customers is offset in other electric operating revenue with no impact to earnings. PSE's customers received credits effective November 1, 2010 through April 30, 2011.
Electric retail sales decreased $14.0 million, or 1.3%, to $1,071.8 million from $1,085.7 million for the six months ended June 30, 2012, as compared to the same period in 2011. The decrease in electric retail sales was primarily due to a $20.2 million decrease in retail electricity usage of 205,591 MWhs, or 1.9%, as a result of warmer temperatures in PSE's service territory during the six months ended June 30, 2012 as compared to the same period in the prior year. The actual temperature during the six months ended June 30, 2012 was 48.2 degrees, or 1.24 degrees warmer than the same period in the prior year. Although, the temperature during the six months ended June 30, 2012 was warmer than the same period in the prior year, the temperature was 1.66 cooler than the historical average. Partially offsetting the decrease was a $6.2 million net increase in retail sales due to the electric rate increase effective May 14, 2012 and various pass through tariff items that have no impact on earnings. The net increase included tariff items, such as, the suspension of REC credits in 2011 which contributed an increase of $20.2 million in electric retail sales for the six months ended June 30, 2012. The REC credit to customers is offset in other electric operating revenue with no impact to earnings. PSE's customers received credits effective November 1, 2010 through April 30, 2011.
Sales to other utilities and marketers decreased $4.1 million and $6.0 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. These decreases were primarily due to a decline in market electricity prices which decreased revenue by $3.6 million and $5.5 million for the three and six months ended June 30, 2012.
Other electric operating revenue increased $1.6 million and $14.4 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The increases were primarily due to reductions to revenue offsets due to non-core gas sales of $4.6 million and $34.1 million for the three and six months ended June 30, 2012, respectively, and a reduction to revenue offsets which contributed increases of $19.0 million and $40.1 million, respectively, related to PTCs deferrals, which are deferred until PSE utilizes the tax credit on its tax return. Partially offsetting the increase was a decrease in REC revenue of $21.3 million and $59.3 million for the three and six months ended June 30, 2012, respectively. As discussed above, REC revenue is an offset of the REC credit provided to PSE's customers in electric retail sales with no impact to earnings.
Electric Energy Costs
Purchased electricity expense decreased $24.1 million, or 13.4%, and $53.0 million, or 13.0%, for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The decrease in purchased electricity expense for the three months ended June 30, 2012 was primarily the result of a decrease of $37.9 million related to the expiration of long-term firm contracts and a $5.4 million decrease related to energy agreements. Offsetting this decrease was a $3.6 million wholesale market offset cost related to Lower Snake River which is being deferred and included in purchased power. Also offsetting the decrease was a $16.2 million increase due to sharing of overrecovery of power costs with customers in accordance with the PCA mechanism customer sharing for the three months ended June 30, 2012, which reduced the customer PCA deferral.
The $53.0 million decrease in purchased electricity expense for the six months ended June 30, 2012 was primarily the result of a decrease of $85.9 million related to the expiration of long-term firm contracts. Offsetting this decrease was a $1.8 million increase related to energy agreements and $8.4 million wholesale market offset cost related to Lower Snake River which is being deferred and included in purchased power. Also offsetting the decrease is a $21.0 million increase due to sharing of overrecovery of power costs with customers in accordance with the PCA mechanism customer sharing for the six months ended June 30, 2012, which reduced the customer PCA deferral.
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
Electric generation fuel expense decreased $6.0 million, or 23.3%, and increased $18.7 million, or 26.3%, for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. PSE experienced a decrease in electric generation at coal plants of 211,680 MWhs, or 41.2% for the three months ended June 30, 2012. The decrease in coal generation reduced electric generation fuel by $3.7 million for the three months ended June 30, 2012. The decrease in electric generation at coal plants was primarily due to two coal plants that were taken offline for maintenance and remained offline as other sources of electric generation were considered more economical. Contributing to the decrease was $2.4 million due to lower wholesale gas prices related to the electricity generation from PSE's combustion turbine facilities.
For the six months ended June 30, 2012 the increase was primarily due to increased generation from PSE's combustion turbine facilities due to lower hydroelectric generation of 575,776 MWhs, or 13.7%, and the decrease in electric generation at coal plants of 209,687 MWhs, or 12.8%. Although wholesale gas prices were lower, the increased electricity generation from PSE's combustion turbine facilities compared to the same period in the prior year contributed $23.3 million in expense. Offsetting the increase was $4.6 million decrease due to the decrease in coal plant generation. The decrease in electric generation at coal plants was primarily due to two coal plants that were taken offline for maintenance and remained offline as other sources of electric generation were considered more economical.
Residential exchange credits increased $1.7 million, or 4.5%, for the six months ended June 30, 2012, as compared to the same period in 2011 as a result of higher electric residential and farm customer sales volumes associated with the Bonneville Power Administration (BPA) Residential Exchange Program (REP). The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income.

Natural Gas Margin
Gas margin is natural gas sales to retail and transportation customers less pass-through tariff items and revenue-sensitive taxes and the cost of natural gas purchased, including transportation costs to bring natural gas to PSE's service territory. The following table displays the details of PSE's natural gas margin:

	Three Months Ended June 30,			Six Months Ended June 30,
Natural Gas Margin (Dollars in Thousands)	2012	2011	Percent Change	2012	2011	Percent Change
Gas operating revenue[1]	$207,823	$245,014	(15.2)%	$643,789	$663,638	20.8%
Less: Other gas operating revenue	(3,525)	(3,668)	(3.9)	(7,010)	(7,307)	(4.1)
Total gas revenue for margin	204,298	241,346	(15.4)	636,779	656,331	(3.0)
Adjustments for amounts included in revenue:
Pass-through tariff items	(10,838)	(5,122)	111.6	(22,332)	(14,169)	57.6
Pass-through revenue-sensitive taxes	(17,994)	(20,710)	(13.1)	(53,319)	(55,561)	(4.0)
Net gas revenue for margin	175,466	215,514	(18.6)	561,128	586,601	(4.3)
Minus purchased gas costs[1]	(96,462)	(127,174)	(24.1)	(329,981)	(363,928)	(9.3)
Natural gas margin[2]	$79,004	$88,340	(10.6)%	$231,147	$222,673	3.8%
______________

[1]	As reported on PSE's Consolidated Statement of Income.

[2]	Gas margin does not include any allocation for amortization/depreciation expense or electric generation operations and maintenance expense.

Natural gas margin decreased $9.4 million and increased $8.5 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. Following is a discussion of significant items of gas operating revenue and gas energy costs which are included in gas margin:

Gas Operating Revenue
Gas operating revenues decreased $37.2 million, or 15.2%, to $207.8 million from $245.0 million for the three months ended June 30, 2012 as compared to the same period in 2011. The decrease in gas operating revenues of $37.2 million was due primarily to lower natural gas retail sales. These items are discussed in detail below.
Gas operating revenues decreased $19.9 million, or 3.0%, to $643.8 million from $663.6 million for the six months ended June 30, 2012 as compared to the same period in 2011. The decrease in gas operating revenues of $19.9 million was due primarily to lower natural gas retail sales. These items are discussed in detail below.

Natural gas retail sales decreased $37.1 million, or 15.6%, to $200.6 million from $237.7 million for the three months ended June 30, 2012 as compared to the same period in 2011. The decrease in natural gas retail sales for the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to a decrease of 34.8 million in therm sales, or 18.1% due to warmer temperatures that resulted in a $43.2 million decrease. Contributing to the decrease was a net $1.0 million decrease due to the gas rate increase effective May 14, 2012 and the PGA rate decrease effective November 1, 2011. Offsetting the decrease was a $6.9 million increase related to gas conservation revenues as a result of an approved accounting petition authorizing PSE to recover the costs associated with the Company's current 2012 gas conservation programs via transfers from amounts deferred for the over-recovery of commodity costs in the Company's PGA commodity account. This had no impact on earnings as conservation expense increased by the same amount.
Natural gas retail sales decreased $19.8 million, or 3.1%, to $629.1 million from $648.9 million for the six months ended June 30, 2012 as compared to the same period in 2011. The decrease in natural gas retail sales for the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to a decrease of 12.3 million in therm sales, or 2.2%, due to warmer temperatures that resulted in a $14.5 million decrease. The average temperature during the six months ended June 30, 2012 was 48.2 degrees which was 1.24 degrees warmer than the same period in the prior year. Although the temperature during the six months ended June 30, 2012 was warmer than the same period in the prior year, the current period average temperature was still 1.66 degrees cooler than the historical average. Contributing to the decrease was a net $12.1 million decrease related to the gas rate increases effective April 1, 2011 and May 14, 2012 and the PGA rate decrease effective November 1, 2011. Partially offsetting these decreases was a $6.9 million increase in retail sales related to gas conservation revenues with no impact to earnings. The PGA mechanism passes through to customers increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs. PSE's net income is not affected by changes under the PGA mechanism.

Gas Energy Costs
Purchased gas expenses decreased $30.7 million, or 24.1%, and $34.0 million, or 9.3%, for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The decrease was primarily due to lower natural gas costs reflected in PGA rates effective November 1, 2011. Also contributing to the decrease was a decrease in customer usage of 18.1% as a result of warmer temperatures for the three months ended June 30, 2012 as compared to the same period in 2011.
The PGA mechanism provides the rates used to determine natural gas costs based on customer usage. The rate decrease was the result of decreasing costs of wholesale natural gas. The PGA mechanism allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or liability, any natural gas supply and transportation costs that exceed or fall short of this expected natural gas cost amount in PGA mechanism rates, including accrued interest. PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances. A receivable balance in the PGA mechanism reflects an underrecovery of natural gas cost through rates. A payable balance reflects overrecovery of natural gas cost through rates. The PGA mechanism payable balance at June 30, 2012 was $49.6 million, which will be passed through to customers through a future PGA rate filing.

Other Operating Expenses
Net unrealized gain on derivative instruments increased $50.2 million to a gain of $59.9 million during the three months ended June 30, 2012 from a gain of $9.7 million during the same period in 2011. Net unrealized gain on derivative instruments increased $34.1 million, to a gain of $49.7 million during the six months ended June 30, 2012 from a gain of $15.6 million during the same period in 2011. The gains were primarily due to a reversal of prior period losses on settled contracts offset by losses due to declining natural gas and wholesale electricity prices. The contracts that were recorded in previous periods as losses were reversed at settlement, leading to gains. Forward prices of electricity and natural gas increased by 4.5% and 1.0%, respectively, for the three months ended June 30, 2012 and decreased by 6.5% and 8.6%, respectively, for the six months ended June 30, 2012.
Utility operations and maintenance expense increased $4.3 million, or 3.5%, and $14.4 million, or 6.0%, for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The increase was primarily driven by increases in administration and general expenses of $2.2 million and $3.6 million for the three and six months ended June 30, 2012, respectively and electric transmission and distribution expenses of $2.2 and $7.8 million for the three and six months ended June 30, 2012, respectively. The six month ended June 30, 2012 increase in electric transmission and distribution expense was due primarily to the January storm. Additionally, PSE deferred as a regulatory asset for future recovery approximately $58.8 million in transmission and distribution expenses related to the January 2012 winter storm.
Depreciation expense increased $11.0 million, or 14.9%, and $15.2 million, or 10.2%, for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The increase for the three and six months ended June 30, 2012 was primarily due to additional capital expenditures placed into service, net of retirements.
Amortization expense decreased $6.9 million, or 37.4%, and $11.5 million, or 31.7%, for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The decrease is primarily due to the deferral of amortization related to the Lower Snake River project of $5.5 million and $9.4 million for the three and six months ended June 30, 2012, respectively. Additionally, a decrease of $1.0 million and $2.1 million for the three and six months ended June 30, 2012, respectively, related to the Goldendale deferred costs being fully amortized in 2011.
Conservation amortization increased $4.6 million, or 19.5%, and $6.8 million, or 12.2%, for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The increase was due to an approved accounting petition authorizing PSE to recover the costs associated with the Company's current 2012 gas conservation programs via transfers from amounts deferred for the over-recovery commodity costs in the Company's PGA commodity account. Conservation amortization is a pass-through tariff item with no impact on earnings.

Taxes other than income taxes decreased $2.5 million, or 3.3%, and $3.1 million, or 1.8%, for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. For the three months ended June 30, 2012, the decrease was due primarily to a decrease in state and municipal taxes, which was partially offset by an increase in property taxes. For the six months ended June 30, 2012, the decrease was due to a decrease in state and municipal taxes.

Other Income and Interest Expense and Income Tax Expense
Other Income increased $2.7 million, or 16.9%, and $5.1 million, or 17.9%, for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The increase was primarily due to the carrying costs associated with the Lower Snake River accruing interest income of $15.8 million and $19.5 million for the three and six months ended June 30, 2012, respectively, as authorized by the Washington Commission. Partially offsetting the increase are decreases of $3.1 million and $1.6 million increase in Allowance for Funds Used During Construction (AFUDC) equity income for the three and six months ended June 30, 2012, respectively. Also offsetting the increase are decreases of $8.8 million and $10.9 million increase in regulatory interest for the three and six months ended June 30, 2012, respectively.
Other Expense increased $3.5 million for the six months ended June 30, 2012 as compared to the same period in 2011. The increase was primarily due to a $2.4 million increase related to customer credits resulting from the outages due to the January 2012 winter storm.
Interest Expense increased $7.5 million, or 14.9%, and $8.7 million, or 8.5%, for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The increase was primarily due to an increase in long term debt and the debt component of AFUDC which contributed $5.6 million and $7.5 million for the three and six months ended June 30, 2012, respectively.
Income tax increased $10.5 million, or 50.8%, and $10.4 million, or 15.5%, for the three and for the six months ended June 30, 2012, respectively, as compared to the same period in 2011. The increase was primarily due to higher taxable income for the three and six months ended June 30, 2012, as compared to same periods in 2011.

Puget Energy

Summary Results of Operations
All the operations of Puget Energy are conducted through its subsidiary PSE. Puget Energy's net income (loss) were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Benefit/(Expense) (Dollars in Thousands)	2012	2011	Percent Change	2012	2011	Percent Change
PSE net income (loss)	$80,872	$50,913	58.8%	193,588	$154,352	25.4%
Other operating revenue	—	(689)	*	—	(689)	*
Purchased electricity	—	145	*	—	288	*
Net unrealized gain on energy derivative instruments	4,226	7,347	(42.5)	9,635	34,482	(72.1)%
Non-utility expense and other	2,344	510	*	4,713	939	*
Other income	8	2	*	11	7	66.0
Non-hedging interest rate derivative expense	(7,297)	(25,412)	(71.3)	(6,770)	(25,460)	(73.7)%
Interest expense [1]	(33,548)	(51,119)	34.4	(79,961)	(75,497)	5.9%
Income tax benefit (expense)	11,087	23,338	(52.5)	24,955	24,044	3.8%
Puget Energy net income (loss)	$57,692	$5,035	*	$146,171	$112,466	30.3%
__________

*	Not meaningful

[1]	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Puget Energy's net income for the three months ended June 30, 2012 was $57.7 million with operating revenue of $678.6 million as compared to net income of $5.0 million with operating revenue of $732.7 million for the same period in 2011. Puget Energy's net income for the six months ended June 30, 2012 was $146.2 million with operating revenue of $1,727.1 million as compared to net income of $112.5 million with operating revenue of $1,752.3 million for the same period in 2011.

The following are significant factors that impacted Puget Energy's net income which are not included in PSE's discussion:

Net unrealized gain on derivative instruments decreased $3.1 million and $24.8 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011 due to the effects of purchase accounting on derivative contracts in other comprehensive income (OCI) of $2.7 million and $8.6 million respectively, and the fair value amortization of Normal Purchase Normal Sale (NPNS) derivative contracts of $0.4 million and $16.2 million, respectively.
Non-utility expense and other increased $3.8 million for the six months ended June 30, 2012 as compared to the same period in 2011 due primarily to pension expense.
Unhedged interest rate expense decreased $18.1 million and $18.7 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The decrease was primarily a result of paying down a portion of a five-year term loan during the prior year. The five-year variable rate term loan was initially fully hedged; however, a portion of the hedge was unwound during the prior year and again in the first quarter of the current year.
Interest expense decreased $18.1 million and increased $4.5 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The decrease for the three months ended June 30, 2012 was primarily due to a $6.8 million increase in write-off in the same period during the prior year related to the unamortized issuance costs associated with the five-year term loan and capital expenditure credit facility. Also contributing to the decrease was a $22.7 million decrease related to mark-to-market on interest rate swap contracts. Partially offsetting the decrease was $9.9 million of interest expense related to higher fixed rate debt issuances and additional debt balances.
The increase for the six months ended June 30, 2012 was primarily due to a $6.4 million increase in write-off related to the unamortized issuance costs associated with the five-year term loan and capital expenditure credit facility which were terminated on February 10, 2012. Also contributing to the increase was $12.7 million of interest expense related to higher fixed rate debt issuances and additional debt balances. Partially offsetting the increase was a $16.4 million decrease related to mark-to-market on interest rate swap contracts.
Income tax benefit increased $12.3 million for the three months ended June 30, 2012 as compared to the same period in 2011 due primarily to a higher pre-tax loss.

Capital Requirements
Contractual Obligations and Commercial Commitments
The only changes to the contractual obligations and consolidated commercial commitments set forth in Part II, Item 7 in Puget Energy's and PSE's combined annual report on Form 10-K for the year ended December 31, 2011 are as follows: (1) PSE's repayment of $25.0 million under its working capital facility on January 30, 2012 offset by new borrowings of $38.0 million on March 30, 2012; (2) Puget Energy's borrowing of $864.0 million on February 10, 2012 under a new $1.0 billion, five-year revolving senior secured credit facility and the concurrent repayment of debt outstanding under Puget Energy's prior term loan of $298.0 million and capital expenditure credit facility of $545.0 million which were then terminated; (3) Puget Energy's repayment of $5.0 million outstanding on March 12, 2012 under the $1.0 billion, five-year revolving senior secured credit facility; and (4) Puget Energy's issuance of $450.0 million of senior secured notes on June 15, 2012 and subsequent paydown of $425.0 million outstanding under the $1.0 billion, five-year revolving senior secured credit facility.
Contractual Obligations. These changes increased contractual obligations by $54.0 million, net of redemptions due to a net increase in borrowings of $41.0 million at Puget Energy and $13.0 million at PSE.
Commercial Commitments. These changes increased available commercial commitments by $98.0 million. This is due to (1) an increase of $111.0 million due to the change in debt structure at Puget Energy from $545.0 million drawn under the prior $1.0 billion term loan capital expenditure credit facility to $434.0 million drawn under the new $1.0 billion, five-year senior secured credit facility and (2) an offsetting decrease of $13.0 million due to the net increase in funds borrowed under PSE's working capital facility.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  Construction expenditures, excluding equity AFUDC, were $398.9 million for the six months ended June 30, 2012.  Presently planned utility construction expenditures, excluding AFUDC, are as follows:

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

Capital Resources
Cash From Operations

Puget Sound Energy
Cash generated from operations for the six months ended June 30, 2012 decreased by $84.4 million from $650.8 million generated during the same period in 2011.  The decrease in cash flow was primarily the result of the following:

•	In 2012, there was approximately $66.5 million of cash outflow for costs incurred related to the January winter storm of which $58.8 million was deferred for future recovery.

•	Tax refunds received decreased by $48.5 million in 2012.

•	Increase in payments of $34.7 million related to energy and operational costs.

•	Increase in payments for materials and supplies of $20.1 million due to primarily generation and electric plant inventory to support major construction projects.

•	Decrease in Tenaska regulatory asset in 2011 by $20.3 million and no Tenaska regulatory asset in 2012, caused a decrease in cash flow in 2012 as compared to 2011.

The decrease in cash generated from operating activities in 2012 described above was partially offset by the following cash increases:

•	Increase in PCA recovery owed to customers in 2012 as compared to 2011, causing an increase in cash flow of $21.0 million.

•
Payments made in 2011 relating to transmission prepayments for the Lower Snake River project and the purchase of combustion turbine inventory that did not occur in 2012, which caused an increase in cash flow of approximately $18.0 million.

•	In 2012, PSE sold and deferred REC proceeds of $13.3 million and in 2011, PSE received REC proceeds of $1.9 million, which provided an increase in cash flow of $11.4 million.

In addition, non cash items decreased approximately $13.2 million related to items such as depreciation, amortization, deferred income taxes and credits, and fair value adjustment related to derivative instruments.

Puget Energy
Cash generated from operations for the six months ended June 30, 2012 was $545.8 million, a decrease of $195.5 million from the $741.3 million generated during the six months ended June 30, 2011.  The decrease included $84.4 million from the cash provided by the operating activities of PSE as previously discussed.  The other factors contributing to the decrease included the following:

•
As a result of the merger, $47.4 million in derivative settlement payments were reclassified to financing activities during the six months ended June 30, 2012 as compared to $123.9 million during the same period in 2011, resulting in a decrease in operating cash flows of $76.5 million.  This decrease was due to a decline in the number of contracts settled during 2012 as compared to the prior period.  These contracts represent proceeds received from derivative instruments that included financing elements at the merger date.

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
PSE's credit agreements contain usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to incur additional indebtedness and liens, issue equity, pay dividends, transact with affiliates and make asset dispositions and investments. The credit agreements also contain financial covenants which include a cash flow interest coverage ratio and, in addition, if PSE has a below investment grade credit rating, a cash flow to net debt outstanding ratio (each as specified in the facilities). PSE certifies its compliance with such covenants to participating banks each quarter. As of June 30, 2012, PSE maintained its investment grade ratings and was in compliance with all applicable covenants.
These credit facilities contain similar terms and conditions and are syndicated among numerous committed lenders. The agreements provide PSE with the ability to borrow at different interest rate options and include variable fee levels. The credit agreements allow PSE to borrow at the bank's prime rate or to make floating rate advances at the London Interbank Offered Rate (LIBOR) plus a spread that is based upon PSE's credit rating. The working capital facility, as amended, includes a swing line feature allowing same day availability on borrowings up to $50.0 million. The $400.0 million working capital facility and $350.0 million credit agreement to support energy hedging allow for issuing standby letters of credit. PSE must also pay a commitment fee on the unused portion of the credit facilities. The spreads and the commitment fee depend on PSE's credit ratings. As of the date of this report, the spread to the LIBOR is 0.85% and the commitment fee is 0.26%. The $400.0 million working capital facility also serves as a backstop for PSE's commercial paper program.
As of June 30, 2012, $38.0 million was drawn and outstanding under PSE's $400.0 million working capital facility. A $12.5 million letter of credit supporting contracts was outstanding under the facility and there were no amounts outstanding under the commercial paper program. The $400.0 million capital expenditure facility had no amounts drawn and outstanding. No amounts were drawn or outstanding (including letters of credit) under PSE's $350.0 million facility supporting energy hedging. Outside of the credit agreements, PSE had a $5.3 million letter of credit in support of a long-term transmission contract.
Demand Promissory Note. On June 1, 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a Demand Promissory Note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy. Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE's outstanding commercial paper interest rate or PSE's senior unsecured revolving credit facility. Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. At June 30, 2012, the outstanding balance of the Note was $30.0 million. The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE's financial statements.

Puget Energy Credit Facilities
At the time of the merger in February 2009, Puget Energy entered into a $1.225 billion five-year term loan and a $1.0 billion five-year capital expenditure credit facility for funding capital expenditures. On February 10, 2012, Puget Energy entered into a $1.0 billion five-year revolving senior secured credit facility. As a revolving facility, amounts borrowed may be repaid without a reduction in the size of the facility. Initial borrowings under this facility were used to repay debt outstanding under the term loan and capital expenditure credit facility and those agreements were terminated. On June 15, 2012, Puget Energy issued $450.0 million of senior secured notes. Proceeds from the notes offering were used to pay down $425.0 million of the revolving senior secured credit facility balance resulting in an outstanding balance of $434.0 million as of June 30, 2012.
The new senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains two financial covenants based on the following ratios: Group Funds From Operations (FFO) Coverage Ratio and Maximum Leverage Ratio, as defined in the agreement governing the senior secured credit facility. As of June 30, 2012, Puget Energy was in compliance with all applicable covenants.
The senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of June 30, 2012, the spread over LIBOR was 2.0% and the commitment fee was 0.375%. Puget Energy entered into interest rate swap contracts to manage the interest rate risk associated with the credit facility (see Note 3 and the "Interest Rate Risk" sections).

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE's electric and natural gas mortgage indentures. At June 30, 2012, approximately $472.5 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE's common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission. Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE's corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE's ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3 to one. The common equity ratio, calculated on a regulatory basis, was 48.3% at June 30, 2012 and the EBITDA to interest expense was 4.3 to one for the 12 months then ended.
PSE's ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default, or if the payment of dividends would result in an Event of Default (as defined in the facilities), such as failure to comply with certain financial covenants.
Puget Energy's ability to pay dividends is also limited by the merger order issued by the Washington Commission. Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy's ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2 to one. At June 30, 2012, the EBITDA to interest expense was 2.5 to one for the 12 months then ended.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE are limited by provisions in PSE's credit agreements and mortgage indentures. Under its credit agreements, PSE's long-term debt issuances can not exceed $500.0 million per year, plus any amount needed to refinance maturing bonds. Unused amounts under this limitation may be carried forward into future years.
PSE's ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures. Under the most restrictive tests, at June 30, 2012, PSE could issue:

•
Approximately $1.3 billion of additional first mortgage bonds under PSE's electric mortgage indenture based on approximately $2.1 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at June 30, 2012; and

•
Approximately $221.0 million of additional first mortgage bonds under PSE's natural gas mortgage indenture based on approximately $368.3 million of gas bondable property available for issuance, subject to a combined gas and electric interest coverage test of 1.75 times net earnings available for interest and a gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at June 30, 2012.

At June 30, 2012, PSE had approximately $6.0 billion in electric and natural gas ratebase to support the interest coverage ratio limitation test for net earnings available for interest.
Upon approval of the merger in 2009, the Company was required to refinance its debt in place at the time of the merger. The Company has met this requirement as of June 30, 2012.

Shelf Registrations and Long-Term Debt Activity
Puget Sound Energy. PSE has in effect a shelf registration statement under which it may issue, from time to time, senior notes secured by first mortgage bonds. The Company remains subject to the restrictions of PSE's indentures and credit agreements on the amount of first mortgage bonds that PSE may issue.

Other

Residential Exchange
The Northwest Power Act, through the REP, provides access to the benefits of low-cost federal hydroelectric power to residential and small farm customers of regional utilities, including PSE. The program is administered by the BPA. Pursuant to agreements (including settlement agreements) between the BPA and PSE, the BPA has provided payments of REP benefits to PSE, which PSE has passed through to its residential and small farm customers in the form of electricity bill credits.
In 2007, the U.S. Court of Appeals for the Ninth Circuit ruled that REP agreements of the BPA with PSE and a number of other investor-owned utilities were inconsistent with the Northwest Power Act. Since that time, those investor-owned utilities, including PSE, the BPA and other parties have been involved in ongoing litigation at the Ninth Circuit relating to the amount of REP benefits paid to utilities, including PSE, for the fiscal year 2002 through fiscal year 2011 period and the amount of REP benefits to be paid going forward.
In July 2011, the BPA, PSE and a number of other parties entered into a settlement agreement that by its terms if upheld in its entirety would resolve the disputes between BPA and PSE regarding REP benefits paid for the fiscal year 2002-fiscal year 2011 period. In October 2011, certain other parties challenged BPA decisions with regard to its entering into this most recent settlement agreement. Pending disposition of this challenge, the other pending Ninth Circuit litigation regarding REP benefits for the period fiscal year 2002 through fiscal year 2011 period has been stayed by the Ninth Circuit.
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

Pacific Northwest Refund Proceeding
In October 2000, PSE filed a complaint with the FERC (Docket No. EL01-10) against “all jurisdictional sellers” in the Pacific Northwest seeking prospective price caps consistent with any result the FERC ordered for the California markets. The FERC issued an order including price caps in July 2001, and PSE moved to dismiss the proceeding. In response to PSE's motion, various entities intervened and sought to convert PSE's complaint into one seeking retroactive refunds in the Pacific Northwest. The FERC rejected that effort, after holding what the FERC referred to as a “preliminary evidentiary hearing” before an administrative law judge. On October 3, 2011, after appellate reviews, the FERC issued an Order on Remand and set the matter for hearing before an administrative law judge, but first requiring the parties to engage in settlement talks that began in the fall of 2011 and are ongoing. On July 2, 2012 PSE and Tacoma filed a settlement as to Tacoma's claims against PSE, under which PSE will pay Tacoma for a full release. Seattle City Light and the Port of Seattle are the other parties that have asserted claims against PSE. PSE cannot predict whether settlement with those parties can be achieved. The hearing as to all unresolved claims is expected to begin in April 2013. PSE has not taken any reserve on this matter as it believes it has no exposure, and intends to vigorously defend its position but is unable to predict the outcome of this matter.

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

Accounting Standards Codification (ASC) 815, “Derivatives and Hedging” (ASC 815), requires a significant amount of disclosure regarding PSE’s derivative activities and the nature of their impact on PSE’s financial position, financial performance and cash flows.  Such detail should serve as an accompaniment to Management’s Discussion and Analysis included in Item 2 of this report.
PSE employs various energy portfolio optimization strategies but is not in the business of assuming risk for the purpose of realizing speculative trading revenue. PSE's portfolio of owned and contracted electric generation resources exposes PSE and its retail electric customers to volumetric and commodity price risks within the sharing mechanism of the PCA. PSE's natural gas retail customers are served by natural gas purchase contracts which expose PSE's customers to commodity price risks through the PGA mechanism. All purchased natural gas costs are recovered through customer rates with no direct impact on PSE. Therefore, wholesale market transactions and related hedging strategies are focused on balancing PSE's energy portfolio, reducing costs and risks where feasible thus reducing volatility. PSE's energy risk portfolio management function monitors and manages these risks using analytical models and tools. In order to manage risks effectively, PSE enters into forward physical electricity and natural gas purchase and sale agreements, and floating-for-fixed swap contracts that are related to its regulated electric and natural gas portfolios. The forward physical electricity contracts are both fixed and variable (at index) while the physical natural gas contracts are variable with investment grade counterparties that do not require collateral calls on the contracts. To fix the price of wholesale electricity and natural gas, PSE may enter into floating-for-fixed swap (financial) contracts with various counterparties.
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
The following table presents the Company's energy derivative instruments that do not meet the NPNS exception:

Puget Energy and Puget Sound Energy
Derivative Portfolio (Dollars in thousands)	June 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Electric portfolio:
Current	$4,031	$160,033	$5,212	$173,582
Long-term	9,523	50,048	5,508	90,752
Total electric derivatives	$13,554	$210,081	$10,720	$264,334
Natural gas portfolio:
Current	$2,942	$110,990	$1,435	$128,297
Long-term	6,458	49,237	4,576	78,607
Total natural gas derivatives	$9,400	$160,227	$6,011	$206,904
Total derivatives	$22,954	$370,308	$16,731	$471,238

For further details regarding both the fair value of derivative instruments and the impacts such instruments have on current period earnings and OCI (for cash flow hedges), see Notes 3 and 4 to the consolidated financial statements.

At June 30, 2012, the Company had total assets of $9.4 million and total liabilities of $160.2 million related to derivative contracts used to hedge the supply and cost of natural gas to serve natural gas customers. All fair value adjustments of derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980, “Regulated Operations” (ASC 980) due to the PGA mechanism. All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism. As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.
A hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative contracts by $44.6 million.

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
Where deemed appropriate, and when allowed under the terms of the agreements, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses. Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure. As of June 30, 2012, PSE held approximately $1.1 million worth of standby letters of credit in support of various electricity and REC transactions.
It is possible that volatility in energy commodity prices could cause PSE to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, PSE could suffer a material financial loss. As of June 30, 2012, approximately 94.5% of PSE's energy and natural gas portfolio exposure, including NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies, while 5.5% are either rated below investment grade or are not rated by rating agencies. PSE assesses credit risk internally for counterparties that are not rated.
PSE has entered into commodity master arrangements with its counterparties to mitigate credit exposure to those counterparties. PSE generally enters into the following master arrangements: (1) WSPP, Inc. (WSPP) agreements - to standardized power sales contracts in the electric industry; (2) International Swaps and Derivatives Association (ISDA) agreements - to standardized financial gas and electric contracts; and (3) North American Energy Standards Board (NAESB) agreements- to standardized physical gas contracts. PSE believes that entering into such agreements reduces the risk of default by allowing a counterparty the ability to make only one net payment.
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
The Company computes credit reserves at a master agreement level by counterparty (i.e., WSPP, ISDA or NAESB). The Company considers external credit ratings and market factors, such as credit default swaps and bond spreads, in determination of reserves. The Company recognizes that external ratings may not always reflect how a market participant perceives a counterparty's risk of default. The Company uses both default factors published by Standard & Poor's and factors derived through analysis of market risk, which reflect the application of an industry standard recovery rate. The Company selects a default factor by counterparty at an aggregate master agreement level based on a weighted average default tenor for that counterparty's deals. The default tenor is used by weighting the fair value and contract tenors of all deals for each counterparty and arriving at an average value. The default factor used is dependent upon whether the counterparty is in a net asset or a net liability position after applying the master agreement levels.
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. The fair value of derivatives includes the impact of credit and non-performance reserves. As of June 30, 2012, the Company was in a net liability position with the majority of its counterparties, therefore the default factors of counterparties did not have a significant impact on reserves for the year. Despite its net liability position, PSE was not required to post any additional collateral with any of its counterparties. Additionally, PSE did not trigger collateral requirements with any of its counterparties, nor were any of PSE's counterparties required to post additional collateral resulting from credit rating downgrades.

Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, variable rate leases and anticipated long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may also enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with its debt. As of June 30, 2012, Puget Energy had two interest rate swap contracts outstanding and PSE did not have any outstanding interest rate swap instruments.
In February 2009, Puget Energy entered into a cash flow hedge using interest rate swap to hedge the risk associated with one-month LIBOR floating rate debt. Subsequently, in order to satisfy a commitment the Company made to the Washington Commission and to mitigate interest rate risk, the Company refinanced a portion of the underlying debt hedged by the interest rate swaps in 2010, 2011 and again during 2012. As a result of refinancing in 2010, the Company de-designated the cash flow hedge accounting relationship between the debt and interest rate swaps. A portion of the outstanding interest rate swap derivative loss associated with the probable future interest payments occurring remains in OCI, and is amortized monthly as the payments occur. The portion of the outstanding interest rate swap derivative loss associated with interest payments on the debt where future payments become remote of occurring is reclassified from OCI into earnings.
On June 15, 2012, Puget Energy issued $450.0 million of 10-year senior secured fixed-rate notes and paid down $425.0 million of its outstanding variable rate debt, bringing the balance down to $434.0 million as of June 30, 2012. As the related forecasted transactions (i.e. future interest payments associated with the debt pay down) are now remote of occurring, Puget Energy reclassified a $7.9 million loss from accumulated OCI into earnings. In order to better align its existing swap notional with the reduced credit facility balance, on June 18, 2012 the Company settled $550.0 million of the interest rate swaps for a $20.2 million loss, thereby reducing the swap notional to $450.0 million. Additionally, the Company amended the remaining two interest rate swap agreements ($450.0 million notional) to extend the maturities to January 2017. This strategy also allowed the Company to improve the alignment between the $450.0 million hedge and the variable rate exposure of the remaining balance of $434.0 million of the revolving senior secured credit facility.
At June 30, 2012, the fair value of the interest rate swaps was a $20.1 million pre-tax loss. This fair value considers the risk of Puget Energy's non-performance by using Puget Energy's incremental borrowing rate on unsecured debt over the risk-free rate in the valuation estimate. The ending balance in OCI includes a loss of $7.7 million pre-tax and $5.0 million after tax, related to the interest rate swaps previously designated as a cash flow hedge. The OCI balance relates to the loss that was recorded when the cash flow hedge was de-designated in December 2010. Currently, all changes in market value are recorded in earnings instead of OCI.
A hypothetical 10% increase or decrease in interest rates would change the fair value of Puget Energy's interest rate swaps by $1.6 million.
The following table presents Puget Energy's interest rate swaps:

Puget Energy Derivative Portfolio (Dollars in Thousands)	June 30, 2012	December 31, 2011
	Liabilities	Liabilities
Interest rate swaps:
Current	$6,223	$25,210
Long-term	13,924	27,199
Total	$20,147	$52,409

From time to time PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance. The ending balance in OCI related to the forward starting swaps and previously settled treasury lock contracts at June 30, 2012 was a net loss of $6.8 million after tax and accumulated amortization. This compares to an after-tax loss of $6.9 million in OCI as of December 31, 2011. All financial hedge contracts of this type are reviewed by an officer, presented to the Board of Directors or a committee of the Board, as applicable, and are approved prior to execution. PSE had no treasury locks or forward starting swap contracts outstanding at June 30, 2012.

Item 4.                      Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II                    OTHER INFORMATION

Item 1.                      Legal Proceedings

For details on legal proceedings, see the Litigation footnote in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q.  Contingencies arising out of the normal course of PSE’s business existed as of June 30, 2012.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of these matters.

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

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Michael J. Stranik
Michael J. Stranik Controller and Principal Accounting Officer
Date:	August 2, 2012	Officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

4.1
Third Supplemental Indenture between Wells Fargo Bank, National Association and Puget Energy, Inc. dated as of June 15, 2012 (incorporated by reference to Exhibits 4.1 to Puget Energy's Current Report on Form 8-K, filed June 18, 2012, Commission File No. 1-16305).

4.2
Registration Rights Agreement by and among Puget Energy, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Other Initial Purchasers dated as of June 15, 2012 (incorporated by reference to Exhibits 4.4 to Puget Energy's Current Report on Form 8-K, filed June 18, 2012, Commission File No. 1-16305).

12.1*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2007 through 2011 and 12 months ended June 30, 2012).
12.2*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2007 through 2011 and 12 months ended June 30, 2012).
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
Financial statements from the quarterly report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended June 30, 2012, filed on August 2, 2012, formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text (submitted electronically herewith).

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