Form 10-Q
period 2012-09-30
PUGET SOUND ENERGY INC; PUGET ENERGY INC /WA
filed 2012-11-01
CIK 81100, 1085392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
BPA	Bonneville Power Administration
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. Generally Accepted Accounting Principles
IRP	Integrated Resource Plan
ISDA	International Swaps and Derivatives Association
kW	Kilowatt
kWh	Kilowatt Hour
LIBOR	London Interbank Offered Rate
MMBtus	One Million British Thermal Units
MW	Megawatt (one MW equals one thousand kW)
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
OCI	Other Comprehensive Income
PCA	Power Cost Adjustment
PGA	Purchased Gas Adjustment
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Holdings	Puget Holdings LLC
PTC	Production Tax Credit
REC	Renewable Energy Credit
REP	Residential Exchange Program
SERP	Supplemental Executive Retirement Plan
Washington Commission	Washington Utilities and Transportation Commission

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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenue:
Electric	$455,726	$458,010	$1,537,764	$1,545,464
Gas	123,984	139,246	767,773	802,884
Other	(955)	520	347	1,696
Total operating revenue	578,755	597,776	2,305,884	2,350,044
Operating expenses:
Energy costs:
Purchased electricity	85,933	137,674	441,145	545,592
Electric generation fuel	64,798	61,596	154,596	132,705
Residential exchange	(14,038)	(12,546)	(52,675)	(49,521)
Purchased gas	51,311	63,087	381,291	427,016
Unrealized (gain) loss on derivative instruments, net	(67,490)	30,193	(126,840)	(19,920)
Utility operations and maintenance	120,386	121,049	376,627	362,868
Non-utility expense and other	(54)	2,175	738	7,117
Depreciation	85,314	74,062	248,872	222,422
Amortization	16,491	18,562	41,381	54,985
Conservation amortization	20,650	20,438	83,570	76,522
Taxes other than income taxes	62,192	60,823	235,021	236,757
Total operating expenses	425,493	577,113	1,783,726	1,996,543
Operating income	153,262	20,663	522,158	353,501
Other income (deductions):
Other income	6,891	15,089	40,165	43,307
Other expense	(2,775)	(1,239)	(8,475)	(3,472)
Non-hedging interest rate derivative expense	1,512	(3,395)	(5,258)	(28,855)
Interest charges:
AFUDC	5,252	8,764	17,234	20,764
Interest expense	(96,507)	(96,278)	(299,672)	(286,287)
Income (loss) before income taxes	67,635	(56,396)	266,152	98,958
Income tax (benefit) expense	20,943	(19,926)	73,289	22,962
Net income (loss)	$46,692	$(36,470)	$192,863	$75,996

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$46,692	$(36,470)	$192,863	$75,996
Other comprehensive income (loss):
Reclassification of net unrealized (gain) loss on interest rate swaps during the period, net of tax of $568, $1,509, $5,735 and $12,274, respectively	1,055	2,802	10,651	22,795
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(672), $1,160, $(784) and $877, respectively	(1,248)	2,154	(1,457)	1,630
Reclassification of net unrealized (gain) loss on energy derivative instruments settled during the period, net of tax of $137, $421, $98 and $617, respectively	255	782	182	1,146
Other comprehensive income (loss)	62	5,738	9,376	25,571
Comprehensive income (loss)	$46,754	$(30,732)	$202,239	$101,567

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) ASSETS

	(Unaudited)
	September 30, 2012	December 31, 2011
Utility plant (including construction work in progress of $758,050 and $1,282,463, respectively):
Electric plant	$6,450,549	$6,067,672
Gas plant	2,351,302	2,238,741
Common plant	452,067	418,236
Less: Accumulated depreciation and amortization	(895,829)	(674,782)
Net utility plant	8,358,089	8,049,867
Other property and investments:
Goodwill	1,656,513	1,656,513
Investment in exchange power contract	16,751	19,396
Other property and investments	112,862	123,352
Total other property and investments	1,786,126	1,799,261
Current assets:
Cash and cash equivalents	17,478	37,235
Restricted cash	3,604	4,183
Accounts receivable, net of allowance for doubtful accounts of $7,589 and $8,495, respectively	189,045	336,530
Unbilled revenue	113,411	191,150
Materials and supplies, at average cost	85,281	76,068
Fuel and gas inventory, at average cost	78,633	100,491
Unrealized gain on derivative instruments	10,061	6,647
Income taxes	5,715	11,553
Prepaid expense and other	35,071	13,969
Power contract acquisition adjustment gain	49,907	65,096
Deferred income taxes	56,014	101,934
Total current assets	644,220	944,856
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	70,460	62,304
Power cost adjustment mechanism	—	6,818
Regulatory assets related to power contracts	38,452	46,202
Other regulatory assets	806,610	766,825
Unrealized gain on derivative instruments	25,637	10,084
Power contract acquisition adjustment gain	475,198	517,740
Other	89,195	180,753
Total other long-term and regulatory assets	1,505,552	1,590,726
Total assets	$12,293,987	$12,384,710

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) CAPITALIZATION AND LIABILITIES

	(Unaudited)
	September 30, 2012	December 31, 2011
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Earnings reinvested in the business	127,142	22,873
Accumulated other comprehensive income (loss), net of tax	(21,531)	(30,907)
Total common shareholder’s equity	3,414,568	3,300,923
Long-term debt:
First mortgage bonds and senior notes	3,361,412	3,362,000
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Long-term debt	1,834,000	1,793,000
Debt discount and other	(267,149)	(289,493)
Total long-term debt	5,340,123	5,277,367
Total capitalization	8,754,691	8,578,290
Current liabilities:
Accounts payable	212,445	339,361
Short-term debt	106,000	25,000
Current maturities of long-term debt	3,000	—
Purchased gas adjustment liability	38,070	25,940
Accrued expenses:
Taxes	69,378	90,727
Salaries and wages	34,273	40,892
Interest	77,042	69,329
Unrealized loss on derivative instruments	193,998	327,089
Power contract acquisition adjustment loss	4,003	8,547
Other	75,384	74,409
Total current liabilities	813,593	1,001,294
Long-term and regulatory liabilities:
Deferred income taxes	1,190,693	1,153,755
Unrealized loss on derivative instruments	92,254	196,558
Power cost adjustment mechanism	3,332	—
Regulatory liabilities	381,156	346,225
Regulatory liabilities related to power contracts	525,105	582,836
Power contract acquisition adjustment loss	34,450	37,655
Other deferred credits	498,713	488,097
Total long-term and regulatory liabilities	2,725,703	2,805,126
Commitments and contingencies
Total capitalization and liabilities	$12,293,987	$12,384,710

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$192,863	$75,996
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	248,872	222,422
Amortization	41,381	54,985
Conservation amortization	83,570	76,522
Deferred income taxes and tax credits, net	69,655	23,391
Net unrealized (gain) loss on derivative instruments	(140,078)	16,589
Pension funding	(17,100)	(5,000)
Derivative contracts classified as financing activities due to merger	65,906	149,462
AFUDC – Equity	(20,215)	(22,016)
Regulatory assets	(60,434)	37,993
Regulatory liabilities	20,395	11,789
Other long-term assets	6,780	(31,325)
Other long-term liabilities	59,661	43,424
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	225,224	214,953
Materials and supplies	(9,213)	7,481
Fuel and gas inventory	21,847	(3,166)
Income taxes	5,838	64,064
Prepayments and other	(21,104)	(22,640)
Purchased gas adjustment	12,130	17,015
Accounts payable	(90,251)	(45,553)
Taxes payable	(21,349)	(17,001)
Accrued expenses and other	21,864	24,785
Net cash provided by operating activities	696,242	894,170
Investing activities:
Construction expenditures – excluding equity AFUDC	(570,107)	(784,608)
Energy efficiency expenditures	(70,103)	(57,173)
Restricted cash	579	1,209
Other	(33,617)	(5,898)
Net cash used in investing activities	(673,248)	(846,470)
Financing activities:
Change in short-term debt and leases, net	75,316	(131,789)
Dividends paid	(88,594)	(117,191)
Long-term notes and bonds issued	1,314,000	1,087,000
Redemption of bonds and notes	(1,273,000)	(744,000)
Derivative contracts classified as financing activities due to merger	(65,906)	(149,462)
Issuance cost of bonds and other	(4,567)	(2,729)
Net cash provided by (used in) financing activities	(42,751)	(58,171)
Net increase (decrease) in cash and cash equivalents	(19,757)	(10,471)
Cash and cash equivalents at beginning of period	37,235	36,557
Cash and cash equivalents at end of period	$17,478	$26,086
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$242,788	$222,657
Cash payments (refunds) for income taxes	(1,898)	(64,016)

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenue:
Electric	$455,726	$458,010	$1,537,764	$1,545,464
Gas	123,984	139,246	767,773	802,884
Other	(99)	520	1,203	2,385
Total operating revenue	579,611	597,776	2,306,740	2,350,733
Operating expenses:
Energy costs:
Purchased electricity	85,933	137,818	441,145	546,025
Electric generation fuel	64,798	61,596	154,596	132,705
Residential exchange	(14,038)	(12,546)	(52,675)	(49,521)
Purchased gas	51,311	63,087	381,291	427,016
Unrealized (gain) loss on derivative instruments, net	(65,594)	33,280	(115,309)	17,649
Utility operations and maintenance	120,386	121,049	376,627	362,868
Non-utility expense and other	2,161	2,409	7,665	8,289
Depreciation	85,314	74,062	248,872	222,422
Amortization	16,491	18,562	41,381	54,985
Conservation amortization	20,650	20,438	83,570	76,522
Taxes other than income taxes	62,192	60,823	235,021	236,757
Total operating expenses	429,604	580,578	1,802,184	2,035,717
Operating income (loss)	150,007	17,198	504,556	315,016
Other income (deductions):
Other income	6,891	15,088	40,153	43,299
Other expense	(2,775)	(1,239)	(8,475)	(3,472)
Interest charges:
AFUDC	5,252	8,764	17,234	20,764
Interest expense	(61,524)	(57,379)	(184,595)	(171,796)
Interest expense on parent note	(34)	(29)	(167)	(124)
Income (loss) before income taxes	97,817	(17,597)	368,706	203,687
Income tax (benefit) expense	30,949	(8,490)	108,250	58,442
Net income (loss)	$66,868	$(9,107)	$260,456	$145,245

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$66,868	$(9,107)	$260,456	$145,245
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $1,313, $2,211, $3,275 and $4,407, respectively	2,439	4,107	6,082	7,232
Reclassification of net unrealized (gain) loss on energy derivative instruments, net of tax of $784, $1,489, $3,364 and $9,984, respectively	1,456	2,764	6,247	18,541
Amortization of treasury interest rate swaps to earnings, net of tax of $43, $43, $128 and $128, respectively	79	79	238	237
Other comprehensive income (loss)	3,974	6,950	12,567	26,010
Comprehensive income (loss)	$70,842	$(2,157)	$273,023	$171,255

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	(Unaudited)
	September 30, 2012	December 31, 2011
Utility plant (at original cost, including construction work in progress of $758,050 and $1,282,463, respectively):
Electric plant	$8,763,351	$8,390,667
Gas plant	2,965,433	2,855,794
Common plant	520,050	518,318
Less: Accumulated depreciation and amortization	(3,890,745)	(3,714,912)
Net utility plant	8,358,089	8,049,867
Other property and investments:
Investment in exchange power contract	16,751	19,396
Other property and investments	103,895	113,528
Total other property and investments	120,646	132,924
Current assets:
Cash and cash equivalents	16,093	31,010
Restricted cash	3,604	4,183
Accounts receivable, net of allowance for doubtful accounts of $7,589 and $8,495, respectively	189,825	336,483
Unbilled revenue	113,411	191,150
Materials and supplies, at average cost	85,281	76,068
Fuel and gas inventory, at average cost	75,227	97,074
Unrealized gain on derivative instruments	10,061	6,647
Income taxes	5,715	11,553
Prepaid expense and other	34,911	13,807
Deferred income taxes	70,010	112,204
Total current assets	604,138	880,179
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	69,474	61,344
Power cost adjustment mechanism	—	6,818
Other regulatory assets	803,210	760,585
Unrealized gain on derivative instruments	25,637	10,084
Other	83,295	183,746
Total other long-term and regulatory assets	981,616	1,022,577
Total assets	$10,064,489	$10,085,547

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

CAPITALIZATION AND LIABILITIES

	(Unaudited)
	September 30, 2012	December 31, 2011
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value – 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,246,205	3,246,205
Earnings reinvested in the business	267,202	163,735
Accumulated other comprehensive income (loss), net of tax	(176,012)	(188,579)
Total common shareholder’s equity	3,338,254	3,222,220
Long-term debt:
First mortgage bonds and senior notes	3,361,412	3,362,000
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Debt discount	(14)	(15)
Total long-term debt	3,773,258	3,773,845
Total capitalization	7,111,512	6,996,065
Current liabilities:
Accounts payable	213,207	339,568
Short-term debt	106,000	25,000
Short-term note owed to parent	29,998	29,998
Current maturities of long-term debt	3,000	—
Purchased gas adjustment liability	38,070	25,940
Accrued expenses:
Taxes	69,378	90,727
Salaries and wages	34,273	40,892
Interest	57,075	55,843
Unrealized loss on derivative instruments	187,388	301,879
Other	71,247	68,346
Total current liabilities	809,636	978,193
Long-term and regulatory liabilities:
Deferred income taxes	1,192,957	1,115,639
Unrealized loss on derivative instruments	76,079	169,359
Power cost adjustment mechanism	3,332	—
Regulatory liabilities	376,548	340,907
Other deferred credits	494,425	485,384
Total long-term and regulatory liabilities	2,143,341	2,111,289
Commitments and contingencies
Total capitalization and liabilities	$10,064,489	$10,085,547

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$260,456	$145,245
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	248,872	222,422
Amortization	41,381	54,985
Conservation amortization	83,570	76,522
Deferred income taxes and tax credits, net	104,615	58,819
Net unrealized (gain) loss on derivative instruments	(115,309)	17,649
Pension funding	(17,100)	(5,000)
AFUDC – Equity	(20,215)	(22,016)
Regulatory assets	(60,434)	37,993
Regulatory liabilities	20,395	11,789
Other long-term assets	9,818	(32,015)
Other long-term liabilities	45,228	25,957
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	224,397	214,726
Materials and supplies	(9,213)	7,481
Fuel and gas inventory	21,847	(3,166)
Income taxes	5,838	50,127
Prepayments and other	(21,104)	(22,640)
Purchased gas adjustment	12,130	17,015
Accounts payable	(89,696)	(45,871)
Taxes payable	(21,349)	(17,001)
Accrued expenses and other	(6,233)	2,217
Net cash provided by operating activities	717,894	795,238
Investing activities:
Construction expenditures – excluding equity AFUDC	(570,107)	(784,608)
Energy efficiency expenditures	(70,103)	(57,173)
Restricted cash	579	1,209
Other	(12,780)	7,830
Net cash used in investing activities	(652,411)	(832,742)
Financing activities:
Change in short-term debt and leases, net	75,316	(131,789)
Dividends paid	(156,989)	(185,175)
Long-term notes and bonds issued	—	300,000
Loan from (payment to) parent	—	7,400
Redemption of bonds and notes	—	(260,000)
Investment from parent	—	287,000
Issuance cost of bonds and other	1,273	3,280
Net cash provided by (used in) financing activities	(80,400)	20,716
Net increase (decrease) in cash and cash equivalents	(14,917)	(16,788)
Cash and cash equivalents at beginning of period	31,010	36,320
Cash and cash equivalents at end of period	$16,093	$19,532
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$159,950	$146,152
Cash payments (refunds) for income taxes	(1,898)	(50,022)
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
The consolidated financial statements of Puget Energy reflect the accounts of Puget Energy and its subsidiary, PSE.  PSE’s consolidated financial statements include the accounts of PSE and its subsidiaries.  Puget Energy and PSE are collectively referred to herein as “the Company.”  The consolidated financial statements are presented after elimination of intercompany transactions.  PSE’s consolidated financial statements continue to be accounted for on a historical basis and do not include any purchase accounting adjustments.
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
PSE collected Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes totaling $44.0 million and $178.8 million for the three and nine months ended September 30, 2012, respectively, and $44.7 million and $182.1 million for the three and nine months ended September 30, 2011, respectively.  The Company reports the collection of such taxes on a gross basis in operating revenue and as expense in taxes other than income taxes in the accompanying consolidated statements of income.

Accumulated Other Comprehensive Income (Loss)
The following tables present the components of the Company’s accumulated other comprehensive income (OCI) at September 30, 2012 and December 31, 2011:

Puget Energy (Dollars in Thousands)	September 30, 2012	December 31, 2011
Net unrealized loss on energy derivative instruments	$(931)	$(1,113)
Net unrealized loss on interest rate swaps	(3,947)	(14,599)
Net unrealized loss and prior service cost on pension plans	(16,653)	(15,195)
Total Puget Energy, net of tax	$(21,531)	$(30,907)

Puget Sound Energy (Dollars in Thousands)	September 30, 2012	December 31, 2011
Net unrealized loss on energy derivative instruments	$(6,687)	$(12,934)
Net unrealized loss on treasury interest rate swaps	(6,703)	(6,941)
Net unrealized loss and prior service cost on pension plans	(162,622)	(168,704)
Total PSE, net of tax	$(176,012)	$(188,579)

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

Balance Sheet
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11- Balance Sheet (Topic 210). ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013. ASU 2011-11 enhances disclosure requirements about the nature of an entity's right to offset and related arrangements associated with its financial instruments and derivative instruments. ASU 2011-11 requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. ASU 2011-11 will be effective for the Company on or after January 2013.

Intangibles - Goodwill and Other
On January 1, 2012, Puget Energy adopted ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08).  ASU 2011-08 allows an entity the option to qualitatively assess whether it must perform the two-step goodwill impairment test in FASB ASC 350-20, Intangibles - Goodwill and Other. An entity has the option to qualitatively assess whether it is more likely than not (more than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount.  If an entity elects to perform the qualitative assessment and determines that it is more likely than not that the reporting unit’s fair value is in excess of its carrying amount, no further evaluation is necessary.  Otherwise, an entity would perform Step 1 of the goodwill impairment test in ASC 350-20.
ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. ASU 2011-08 did not have a material impact on the financial reporting of Puget Energy.
In July 2012, the FASB issued ASU 2012-02 Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. ASU 2012-02 allows an entity the option to first qualitatively assess whether it is more likely than not (more than 50% likelihood) that the asset is impaired. If an entity elects to perform the qualitative assessment and determines that it is more likely than not that the indefinite-lived intangible asset's fair value is in excess of its carrying amount, no further evaluation is necessary.  Otherwise, an entity would perform the quantitative impairment test in accordance with ASC 350-30. ASU 2012-02 will not be adopted early and will not have a material impact on the financial reporting of Puget Energy.

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

Fair Value Measurement
On January 1, 2012, the Company adopted ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRS) (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement.  Many of the amendments to ASC 820, “Fair Value Measurements and Disclosures” (ASC 820), eliminate unnecessary wording differences between IFRS and GAAP. ASU 2011-04 expands ASC 820’s existing disclosure requirements for fair value measurements categorized in Level 3 by requiring (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs.  In addition, ASU 2011-04 requires the Company to indicate the level in the fair value hierarchy of items that are not recorded at fair value but whose fair value must be disclosed.
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
The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may also enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts. As of September 30, 2012, Puget Energy had two interest rate swap contracts outstanding and PSE did not have any outstanding interest rate swap instruments.
In February 2009, Puget Energy entered into a cash flow hedge using interest rate swaps to hedge the risk associated with one-month London Interbank Offered Rate (LIBOR) floating rate debt. Subsequently, in order to satisfy a commitment the Company made to the Washington Commission and to mitigate interest rate risk, the Company refinanced a portion of the underlying debt hedged by the interest rate swaps in 2010, 2011, and during 2012. In order to better align its existing swap notional with the reduced underlying debt balance, to date, the Company has net settled $827.4 million of the interest rate swaps, thereby reducing the swap notional to $450.0 million. Additionally, the Company amended the remaining two interest rate swap agreements to extend the maturities to January 2017. As a result of refinancing in 2010, the Company de-designated the cash flow hedge accounting relationship between the debt and interest rate swaps. A portion of the outstanding interest rate swap derivative loss associated with the probable future interest payments occurring remains in OCI, and is amortized monthly as the payments occur. The portion of the outstanding interest rate swap derivative loss associated with interest payments on the debt where future payments become remote of occurring is reclassified from OCI into earnings.

The following tables present the fair value and locations of the Company's derivative instruments recorded on the balance sheets:

Derivatives Not Designated as Hedging Instruments
Puget Energy	September 30, 2012		December 31, 2011
(Dollars in Thousands)	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Interest rate swaps:
Current	$—	$6,610	$—	$25,210
Long-term	—	16,175	—	27,199
Total interest rate swaps	$—	$22,785	$—	$52,409

Puget Energy and Puget Sound Energy
Electric portfolio:
Current	$4,833	$104,833	$5,212	$173,582
Long-term	11,740	40,434	5,508	90,752
Natural gas portfolio: [3]
Current	5,228	82,555	1,435	128,297
Long-term	13,897	35,645	4,576	78,607
Total energy derivatives	$35,698	$263,467	$16,731	$471,238
___________

[1]	Balance sheet location: Unrealized gain on derivative instruments.

[2]	Balance sheet location: Unrealized loss on derivative instruments.

[3]
PSE had a net derivative liability and an offsetting regulatory asset of $99.1 million at September 30, 2012 and $200.9 million at December 31, 2011 related to financial contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers. All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980, “Regulated Operations” (ASC 980) due to the Purchased Gas Adjustment (PGA) mechanism. All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism and the gains and losses on the hedges in future periods will be recorded as gas costs.

For further details regarding the fair value of derivative instruments, see Note 4.

The following tables present the net unrealized (gain) loss of the Company's derivative instruments recorded on the statements of income:

Puget Energy	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2012	2011	2012	2011
Natural gas / Power NPNS [1]	$(48)	$(37)	$(2,199)	$(10,806)
Natural gas for power generation	(38,076)	(382)	(51,774)	(40,644)
Power	(29,366)	30,612	(72,867)	31,530
Total net unrealized (gain) loss on derivative instruments	$(67,490)	$30,193	$(126,840)	$(19,920)
Interest expense – interest rate swaps	$5,837	$9,107	$1,735	$21,352
Other deductions – interest rate swaps	$(1,575)	$828	$(14,973)	$15,154
___________

[1]	Amount represents amortization related to contracts that were recorded at fair value as of the date of the merger.

Puget Sound Energy	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2012	2011	2012	2011
Natural gas for power generation	$(38,076)	$1,833	$(51,772)	$(21,368)
Power	(27,518)	31,447	(63,537)	39,017
Total net unrealized (gain) loss on derivative instruments	$(65,594)	$33,280	$(115,309)	$17,649

The following tables present the pre-tax gain (loss) of the Company's derivatives that were in a previous cash flow hedge relationship, reclassified out of accumulated OCI into income:

Puget Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Location	2012	2011	2012	2011
Interest rate contracts:	Interest expense	$(1,623)	$(4,311)	$(16,386)	$(35,069)
Commodity contracts:
Electric derivatives	Electric generation fuel	—	(675)	100	(726)
	Purchased electricity	(392)	(528)	(380)	(1,037)
Total		$(2,015)	$(5,514)	$(16,666)	(36,832)

Puget Sound Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Location	2012	2011	2012	2011
Interest rate contracts:	Interest expense	$(122)	$(122)	$(366)	$(365)
Commodity contracts:
Electric derivatives	Electric generation fuel	—	(2,890)	97	(19,999)
	Purchased electricity	(2,240)	(1,363)	(9,708)	(8,526)
Total		$(2,362)	$(4,375)	$(9,977)	$(28,890)

For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative was reported as a component of OCI, and then reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. There were no additional amounts deferred into OCI during 2012 or 2011. Puget Energy expects that $5.1 million of losses in accumulated OCI will be reclassified into earnings within the next twelve months. PSE expects that $6.0 million of losses in accumulated OCI will be reclassified into earnings within the next twelve months. The maximum length of time over which the Company is economically hedging its exposure to the variability in future cash flows extends to June 2015 for purchased electricity contracts, October 2018 for gas for power generation contracts and January 2017 for interest rate swaps.
The following tables present the effect of the Company's derivatives not designated as hedging instruments in income:

Puget Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Location	2012	2011	2012	2011
Interest rate contracts:	Other deductions	$1,512	$(3,395)	$(5,258)	$(28,855)
	Interest expense	(7,548)	(14,087)	(26,812)	(41,363)
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net [1]	67,442	(30,230)	124,641	9,114
	Electric generation fuel	(26,998)	(22,763)	(52,972)	(72,385)
	Purchased electricity	(22,249)	(10,141)	(107,201)	(43,971)
Total gain (loss) recognized in income on derivatives		$12,159	$(80,616)	$(67,602)	$(177,460)
___________

[1]
Differs from the amounts stated in the statements of income as it does not include amortization related to contracts that were recorded at fair value at the time of the February 2009 merger and subsequently designated as NPNS of $48.0 thousand and $2.2 million for the three and nine months ended September 30, 2012 and $37.0 thousand and $10.8 million for the three and nine months ended September 30, 2011, respectively.

Puget Sound Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Location	2012	2011	2012	2011
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net	$65,594	$(33,280)	$115,309	$(17,649)
	Electric generation fuel	(26,998)	(22,763)	(52,972)	(72,385)
	Purchased electricity	(22,249)	(10,141)	(107,202)	(43,971)
Total gain (loss) recognized in income on derivatives		$16,347	$(66,184)	$(44,865)	$(134,005)

The Company had the following outstanding interest rate and commodity contracts as of September 30, 2012:

Derivatives not designated as hedging instruments:	Number of Units
Puget Energy:
Interest rate swaps	$450.0	million
Puget Energy and Puget Sound Energy:
Natural gas derivatives	522,034,405	MMBtus
Electric generation fuel	140,165,437	MMBtus
Purchased electricity	11,448,575	MWhs

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of September 30, 2012, approximately 99.9% of the Company's energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies and 0.1% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated.
The Company generally enters into transactions using the following master agreements: (1) WSPP, Inc. (WSPP) agreement - standardized power sales contract in the electric industry; (2) International Swaps and Derivatives Association (ISDA) agreements - standardized financial gas and electric contracts; and (3) North American Energy Standards Board (NAESB) agreements - standardized physical gas contracts. The Company believes that such agreements reduce credit risk exposure because such agreements provide for the netting and offsetting of monthly payments and, in the event of counterparty default, termination payments.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. Moreover, the Company applies its own default factor to compute credit reserves for counterparties that are in a net liability position. Credit reserves are booked as contra accounts to unrealized gain (loss) positions. As of September 30, 2012, the Company was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the quarter. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. Despite its net liability position, PSE was not required to post any additional collateral with any of its counterparties. Additionally, PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post additional collateral resulting from credit rating downgrades.
As of September 30, 2012, the Company did not have any outstanding energy supply contracts with counterparties that contained credit risk related contingent features, which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in a net liability position.
The table below presents the fair value of the overall contractual contingent liability positions for the Company's derivative activity at September 30, 2012:

Puget Energy and Puget Sound Energy Contingent Feature (Dollars in Thousands)	Fair Value [1] Liability	Posted Collateral	Contingent Collateral
Credit rating [2]	$(36,336)	$—	$36,336
Requested credit for adequate assurance	(47,867)	—	—
Forward value of contract [3]	(6,631)	—	—
Total	$(90,834)	$—	$36,336
__________

[1]	Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

[3]	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(4)	Fair Value

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

Puget Energy	Carrying / Fair Value At September 30, 2012				Carrying / Fair Value At December 31, 2011
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and Cash Equivalents	$1,314	$16,164	$—	$17,478	$14,809	$22,426	$—	$37,235
Restricted Cash	1,068	2,536	—	3,604	2,043	2,140	—	4,183
Notes Receivable and Other	—	63,052	—	63,052	—	73,031	—	73,031
Total assets	$2,382	$81,752	$—	$84,134	$16,852	$97,597	$—	$114,449
Liabilities:
Short Term Debt	$106,000	$—	$—	$106,000	$—	$25,000	$—	$25,000
Total liabilities	$106,000	$—	$—	$106,000	$—	$25,000	$—	$25,000

Puget Sound Energy	Carrying / Fair Value At September 30, 2012				Carrying / Fair Value At December 31, 2011
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and Cash Equivalents	$200	$15,893	$—	$16,093	$9,200	$21,810	$—	$31,010
Restricted Cash	1,068	2,536	—	3,604	2,043	2,140	—	4,183
Notes Receivable and Other	—	63,052	—	63,052	—	73,031	—	73,031
Total assets	$1,268	$81,481	$—	$82,749	$11,243	$96,981	$—	$108,224
Liabilities:
Short Term Debt	$106,000	$—	$—	$106,000	$—	$25,000	$—	$25,000
Short Term Debt owed to parent	—	29,998	—	29,998	—	29,998	—	29,998
Total liabilities	$106,000	$29,998	$—	$135,998	$—	$54,998	$—	$54,998

The fair value of the junior subordinated and long-term notes were estimated using the discounted cash flow method with U.S. Treasury yields and Company credit spreads as inputs, interpolating to the maturity date of each issue. Carrying values and estimated fair values were as follows:

Puget Energy		September 30, 2012		December 31, 2011
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$264,890	$250,000	$248,583
Long-term debt (fixed-rate), net of discount	2	4,659,123	6,245,335	4,197,511	5,503,571
Long-term debt (variable-rate), net of discount	2	434,000	434,000	829,856	856,978
Total		$5,343,123	$6,944,225	$5,277,367	$6,609,132

Puget Sound Energy		September 30, 2012		December 31, 2011
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$264,890	$250,000	$248,583
Long-term debt (fixed-rate), net of discount	2	3,526,258	4,678,056	3,523,845	4,499,295
Total		$3,776,258	$4,942,946	$3,773,845	$4,747,878

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis and the reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy. The Company did not have any transfers between Level 2 and Level 1 during the three and nine months ended September 30, 2012 and 2011.

Puget Energy	Fair Value				Fair Value
	At September 30, 2012				At December 31, 2011
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivative instruments	$—	$22,785	$—	$22,785	$—	$52,409	$—	$52,409
Total derivative liabilities	$—	$22,785	$—	$22,785	$—	$52,409	$—	$52,409

Puget Energy and Puget Sound Energy	Fair Value				Fair Value
	At September 30, 2012				At December 31, 2011
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$—	$5,088	$11,485	$16,573	$—	$2,340	$8,380	$10,720
Natural gas derivative instruments	—	12,963	6,162	19,125	—	—	6,011	6,011
Total assets	$—	$18,051	$17,647	$35,698	$—	$2,340	$14,391	$16,731
Liabilities:
Electric derivative instruments	$—	$82,097	$63,169	$145,266	$—	$165,643	$98,691	$264,334
Natural gas derivative instruments	—	110,610	7,591	118,201	—	195,852	11,052	206,904
Total liabilities	$—	$192,707	$70,760	$263,467	$—	$361,495	$109,743	$471,238

Puget Energy and Puget Sound Energy	Three Months Ended September 30,
Level 3 Roll-Forward Net (Liability)	2012			2011
(Dollars in Thousands)	Electric	Gas	Total	Electric	Gas	Total
Balance at beginning of period	$(80,453)	$(2,819)	$(83,272)	$(81,293)	$(244)	$(81,537)
Changes during period
Realized and unrealized energy derivatives:
Included in earnings [1]	5,332	—	5,332	(10,491)	—	(10,491)
Included in regulatory assets / liabilities	—	(183)	(183)	—	(272)	(272)
Settlements [3]	11,606	1,102	12,708	7,788	(1,357)	6,431
Transferred into Level 3	—	—	—	—	126	126
Transferred out of Level 3	11,831	471	12,302	4,277	168	4,445
Balance at end of period	$(51,684)	$(1,429)	$(53,113)	$(79,719)	$(1,579)	$(81,298)

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
Level 3 Roll-Forward Net (Liability)	2012			2011
(Dollars in Thousands)	Electric	Gas	Total	Electric	Gas	Total
Balance at beginning of period	$(90,311)	$(5,041)	$(95,352)	$(87,436)	$(3,859)	$(91,295)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings [2]	(11,538)	—	(11,538)	(30,442)	—	(30,442)
Included in regulatory assets / liabilities	—	(1,470)	(1,470)	—	2,707	2,707
Settlements [3]	47,021	1,208	48,229	26,927	(2,949)	23,978
Transferred into Level 3	(55,548)	(297)	(55,845)	—	489	489
Transferred out of Level 3	58,692	4,171	62,863	11,232	2,033	13,265
Balance at end of period	$(51,684)	$(1,429)	$(53,113)	$(79,719)	$(1,579)	$(81,298)
__________

[1]
Income Statement location: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $5.1 million and $(12.2) million for the three months ended September 30, 2012 and 2011, respectively.

[2]
Income Statement location: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(7.6) million and $(30.5) million for the nine months ended September 30, 2012 and 2011, respectively.

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
In order to determine which assets and liabilities are classified as Level 3, the Company receives market data from its independent external pricing service defining the tenor of observable market quotes. To the extent any of the Company's commodity contracts extend beyond what is considered observable as defined by its independent pricing service, the contracts are classified as Level 3. The actual tenor of what the independent pricing service defines as observable is subject to change depending on market conditions. Therefore, as the market changes, the same contract may be designated Level 3 one month and Level 2 the next, and vice versa. The changes of fair value classification into or out of Level 3 are recognized each month, and reported in the Level 3 Roll-forward table above. The Company does periodically transact at locations, or market price points, that are illiquid or for which no prices are available from the independent pricing service. In such circumstances the Company uses a more liquid price point and performs a 15-month regression against the illiquid locations to serve as a proxy for market prices. Such transactions are classified as Level 3. The Company does not use internally developed models to make adjustments to significant unobservable pricing inputs. The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts. Below are the forward price ranges for the Company's purchased commodity contracts, as of September 30, 2012:

(Dollars in Thousands)
	Fair Value				Range
Derivative Instrument	Assets [1]	Liabilities [1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$11,485	$63,169	Discounted cash flow	Power Prices	$13.23 per MWh	$68.45 per MWh	$44.69 per MWh
Natural gas	$6,162	$7,591	Discounted cash flow	Natural Gas Prices	$2.51 per MMBtu	$5.14 per MMBtu	$4.30 per MMBtu
__________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At September 30, 2012, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $19.7 million.

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
ASC 360 requires long-lived assets to be tested for impairment on an annual basis, and upon the occurrence of any events or circumstances that would be more likely than not to reduce the fair value of the long-lived assets below their carrying value. One such triggering event is a significant decrease in market price.
Due to decreasing forward wholesale market prices at March 31, 2012, Puget Energy completed a valuation and impairment test for the long-term power purchase contracts, and the valuation indicated impairment to one of the purchased power contracts. As of March 31, 2012, the carrying value for the intangible asset contract was $113.3 million and its fair value on a discounted basis was determined to be $96.7 million, thereby requiring a $16.6 million write-off of the intangible asset with a corresponding reduction in the regulatory liability.
The valuation was measured using the income approach. Significant inputs included forward electricity prices and power contract pricing which provided future net cash flow estimates which are classified as Level 3 within the fair value hierarchy. An insignificant input is the discount rate reflective of PSE's cost of capital used in the valuation. Below are significant unobservable inputs used in the first quarter in estimating the long-term power purchase contracts' fair value of $513.6 million during the period ended March 31, 2012:

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
The following tables summarize the Company’s net periodic benefit cost for the three and nine months ended September 30, 2012 and 2011:

Puget Energy
Three Months Ended September 30,	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$4,232	$3,748	$268	$310	$35	$22
Interest cost	6,496	6,438	538	548	188	196
Expected return on plan assets	(9,051)	(8,788)	—	—	(109)	(126)
Amortization of prior service cost	(495)	(495)	—	—	—	—
Amortization of net loss (gain)	192	—	176	90	13	(36)
Net periodic benefit cost	$1,374	$903	$982	$948	$127	$56

Puget Energy
Nine Months Ended September 30,	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$12,695	$11,867	$805	$931	$105	$85
Interest cost	19,490	19,697	1,614	1,644	563	605
Expected return on plan assets	(27,153)	(26,508)	—	—	(327)	(377)
Amortization of prior service cost	(1,485)	(1,485)	—	—	—	—
Amortization of net loss (gain)	576	—	527	270	40	(34)
Net periodic benefit cost	$4,123	$3,571	$2,946	$2,845	$381	$279

Puget Sound Energy
Three Months Ended September 30,	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$4,232	$3,748	$268	$310	$35	$22
Interest cost	6,496	6,438	538	548	188	196
Expected return on plan assets	(10,384)	(10,984)	—	—	(109)	(126)
Amortization of prior service cost	(393)	(393)	74	141	9	16
Amortization of net loss (gain)	3,754	2,298	358	298	(61)	(144)
Amortization of transition obligation	—	—	—	—	12	12
Net periodic benefit cost	$3,705	$1,107	$1,238	$1,297	$74	$(24)

Puget Sound Energy
Nine Months Ended September 30,	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$12,695	$11,867	$805	$931	$104	$85
Interest cost	19,490	19,697	1,614	1,644	563	605
Expected return on plan assets	(31,150)	(33,096)	—	—	(326)	(377)
Amortization of prior service cost	(1,180)	(1,180)	220	422	27	47
Amortization of net loss (gain)	11,261	7,687	1,074	895	(184)	(361)
Amortization of transition obligation	—	—	—	—	37	37
Net periodic benefit cost	$11,116	$4,975	$3,713	$3,892	$221	$36

The following table summarizes the Company’s change in benefit obligation for the periods ended September 30, 2012 and December 31, 2011:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended
(Dollars in Thousands)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Change in benefit obligation:
Benefit obligation at beginning of period	$565,997	$532,615	$48,370	$44,322	$16,436	$16,579
Service cost	12,695	15,822	805	1,241	104	113
Interest cost	19,490	26,263	1,614	2,192	563	807
Actuarial loss/(gain)	2,030	18,485	—	4,467	(132)	384
Benefits paid	(31,425)	(27,188)	(4,717)	(2,687)	(1,298)	(1,855)
Medicare part D subsidiary received	—	—	—	—	505	408
Curtailment loss/(gain)[1]	—	—	—	(1,165)	—	—
Benefit obligation at end of period	$568,787	$565,997	$46,072	$48,370	$16,178	$16,436
__________

[1]	A curtailment gain was recognized in OCI due to the plan amendment that ceased SERP benefits for non-officers still in the plan as of December 31, 2011.

The fair value of the Company’s qualified pension plan assets was $521.7 million and $479.8 million at September 30, 2012 and December 31, 2011, respectively.
The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2012 are expected to be at least $18.8 million, $6.1 million and $0.9 million, respectively. During the three months ended September 30, 2012, the Company contributed $5.7 million, $0.4 million and $0.1 million to fund the qualified pension plan, SERP and the other postretirement plan, respectively. During the nine months ended September 30, 2012, the Company contributed $17.1 million, $4.7 million and $0.6 million to fund the qualified pension plan, SERP and the other postretirement plan, respectively.

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
On June 1, 2012, PSE filed with the Washington Commission a petition seeking an Accounting Order authorizing PSE to change the existing natural gas conservation tracker mechanism into a rider mechanism to be consistent with the electric conservation program recovery. The accounting petition requested the ability to recover the costs associated with the Company's current gas conservation programs via transfers from amounts deferred for the overrecovery of commodity costs in the Company's PGA mechanism. The Commission granted PSE's accounting petition on June 28, 2012. The approved accounting petition resulted in an increase to gas conservation revenues of $6.9 million and an increase to conservation amortization expense of $6.6 million, the difference being recognized as revenue sensitive taxes.
On October 31, 2012, the Washington Commission approved PSE's PGA natural gas tariff filing effective November 1, 2012, to decrease the rates charged to customers under the PGA. The estimated revenue impact of the approved change is a decrease of $77.0 million, or 7.7% annually. The rate adjustment has no impact on PSE's net income.

(7)	Litigation

Residential Exchange. The Northwest Power Act, through the Residential Exchange Program (REP), provides access to the benefits of low-cost federal power for residential and small farm customers of regional utilities, including PSE. The program is administered by the Bonneville Power Administration (BPA). Pursuant to agreements (including settlement agreements) between the BPA and PSE, the BPA has provided payments of REP benefits to PSE, which PSE has passed through to its residential and small farm customers in the form of electricity bill credits.
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
In July 2011, the BPA, PSE and a number of other parties entered into a settlement agreement that by its terms, if upheld in its entirety, would resolve the disputes between BPA and PSE regarding REP benefits paid for fiscal years 2002-2011 and determine REP benefits for fiscal years 2012-2028. In October 2011, certain other parties challenged BPA decisions with regard to its entering into this most recent settlement agreement. Oral argument in the Ninth Circuit on this litigation has been scheduled for February 19, 2013. Pending disposition of this challenge, the other pending Ninth Circuit litigation regarding REP benefits for fiscal years 2002-2011 has been stayed by the Ninth Circuit.
Due to the pending and ongoing proceedings, PSE is unable to reasonably estimate any amounts of REP payments either to be recovered by the BPA or to be paid for any future periods to PSE, and is unable to determine the impact, if any, these proceedings and litigation may have on PSE. However, the Company believes it is unlikely that any unfavorable outcome would have a material adverse effect on PSE because REP benefits received by PSE are passed through to PSE's residential and small farm customers.

Pacific Northwest Refund Proceeding. In October 2000, PSE filed a complaint with the FERC (Docket No. EL01-10) against “all jurisdictional sellers” in the Pacific Northwest seeking prospective price caps consistent with any result the FERC ordered for the California markets. After a series of FERC and appellate rulings, PSE entered into settlements with each of the only three parties that had asserted claims against PSE in this matter. PSE's settlement with Tacoma is approved and final, PSE's settlement with the Port of Seattle resulted in a dismissal of the Port's claim and does not require FERC approval, and PSE's proposed settlement with Seattle City Light was filed on September 28, 2012. PSE expects that these settlements will allow it to discontinue participation in this proceeding.

Notice of Intent to Sue. PSE has a 50% ownership interest in Colstrip Units 1 and 2, and a 25% interest in Colstrip Units 3 and 4. On July 30, 2012, PSE received a Notice of Intent to Sue for violations of the Clean Air Act at Colstrip Steam Electric Station from the Sierra Club and the Montana Environmental Information Center (MEIC).  The notice, which was amended on September 4, 2012 and October 1, 2012, was addressed to the owner or managing agent of Colstrip and to the other Colstrip co-owners, including PSE.  The notices allege violations of the Clean Air Act and state that the Sierra Club and MEIC will request a United States District Court to impose injunctive relief and civil penalties, require a beneficial environmental project in the areas affected by the alleged air pollution and require reimbursement of Sierra Club's and MEIC's costs of litigation and attorney's fees.  Under the Clean Air Act, lawsuits cannot be filed until 60 days after the applicable notice date.  PSE is evaluating the allegations set forth in the notices and cannot at this time predict the outcome of this matter.

Other Proceedings. The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business. The Company has recorded reserves of $3.5 million and $3.8 million relating to these claims as of September 30, 2012 and 2011, respectively.

(8)	Other

Bond Issuances. On June 15, 2012, Puget Energy issued $450.0 million of senior secured notes. The notes are secured by substantially all of Puget Energy's assets, which consist primarily of the equity interests it holds in PSE. The notes mature on July 15, 2022 and have an interest rate of 5.625%. Net proceeds from the note offering were used by Puget Energy to pay down $425.0 million of the $859.0 million balance outstanding on a five-year $1.0 billion revolving senior secured credit facility put in place in February 2012. As of September 30, 2012, the balance on the senior secured credit facility was $434.0 million.

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

The AFUDC rates authorized by the Washington Commission for natural gas and electric utility plant additions is 7.8%, which was effective May 14, 2012.
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
The following table presents the Company’s AFUDC amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2012	2011	2012	2011
Equity AFUDC	$5,730	$9,983	$20,215	$22,016
Washington Commission AFUDC	35	96	354	4,367
Total in other income	5,765	10,079	20,569	26,383
Debt AFUDC	5,252	8,764	17,234	20,764
Total AFUDC	$11,017	$18,843	$37,803	$47,147

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

Overview

Puget Energy is an energy services holding company and all of its operations are conducted through its subsidiary PSE, a regulated electric and natural gas utility company. PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution and generation and natural gas distribution. Puget Energy's business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE. On February 6, 2009, Puget Holdings completed its merger with Puget Energy. Puget Holdings is a consortium of long-term infrastructure investors including Macquarie Infrastructure Partners I, Macquarie Infrastructure Partners II, Macquarie Capital Group Limited, FSS Infrastructure Trust, the Canada Pension Plan Investment Board (CPPIB), the British Columbia Investment Management Corporation, and the Alberta Investment Management Corporation. As a result of the merger, all of Puget Energy's common stock is indirectly owned by Puget Holdings. Puget Energy accounted for the merger as a business combination and all its assets and liabilities were recorded at fair value as of the merger date. PSE's basis of accounting continues to be on a historical basis and PSE's financial statements do not include any purchase accounting adjustments. Puget Energy and PSE are collectively referred to herein as “the Company.”
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
For the three and nine months ended September 30, 2012 as compared to the same period in 2011, PSE's net income was affected by the following factors: (1) an unrealized gain in derivatives instruments for energy contracts compared to an unrealized loss for the same periods in the prior year. (2) lower power costs; and (3) a decrease in electric and natural gas operating sales.
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

Regulation of PSE Rates and Recovery of PSE Costs. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Utilities and Transportation Commission (Washington Commission). The Washington Commission requires these rates be determined based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year. Incremental customer growth and sales typically do not provide sufficient revenue to cover year-to-year cost growth, thus rate increases are required. If, in a particular year, PSE's costs are higher than what is currently allowed to be recovered in rates, revenue may not be sufficient to permit PSE to earn its allowed return. In addition, the Washington Commission determines whether expenses and investments are reasonable and prudent in providing electric and natural gas service. If the Washington Commission determines that part of PSE's costs do not meet the standard applied, those costs may be disallowed partially or entirely and not recovered in rates.

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

PSE had an unfavorable PCA imbalance for the three months ended September 30, 2012 and a favorable imbalance for the nine months ended September 30, 2012, which was $18.1 million above and $39.9 million below the “power cost baseline” level, respectively, of which $16.3 million and $9.9 million, respectively, was apportioned to customers. This compares to a favorable imbalance for the three and nine months ended September 30, 2011 of $16.4 million and $46.8 million, respectively, of which $9.5 million and $14.7 million, respectively, was apportioned to customers.
On January 6, 2012, PSE filed an electric transmission rate case with Federal Energy Regulatory Commission (FERC) as well as an increase in ancillary service charges. PSE requested a rate increase of $3.8 million with an effective date of April 1, 2012. On March 30, 2012, FERC issued an order to hear PSE's formula transmission rate filing. PSE's proposed reclassification of facilities and formula rate for network and point-to-point service on the Washington area facilities were suspended for five months until September 1, 2012. On September 1, 2012, PSE began charging its proposed transmission formula rate subject to refund. PSE's proposed formula rate decrease for service on the Colstrip and Southern Intertie lines have been accepted and placed into effect April 1, 2012 subject to refund if rates should be lower. The initial settlement conference was held on May 3, 2012. Settlement discussions are proceeding.
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

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenue (Dollars in Millions)
Purchased Gas Adjustment	November 1, 2012	(7.7)%	$(77.0)
Gas General Rate Case	May 14, 2012	1.3	13.4
Purchased Gas Adjustment	November 1, 2011	(4.3)	(43.5)
Natural Gas General Tariff Adjustment	April 1, 2011	1.8	19.0

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
On June 1, 2012, PSE filed with the Washington Commission a petition seeking an Accounting Order authorizing PSE to change the existing natural gas conservation tracker mechanism into a rider mechanism to be consistent with the electric conservation program recovery. The accounting petition requested the ability to recover the costs associated with the Company's current gas conservation programs via transfers from amounts deferred for the over-recovery of commodity costs in the Company's PGA mechanism. The Commission granted PSE's accounting petition on June 28, 2012. The approved accounting petition resulted in an increase to gas conservation revenues of $6.9 million and an increase to conservation amortization expense of $6.6 million, the difference being recognized as revenue sensitive taxes.
On October 31, 2012, the Washington Commission approved PSE's PGA natural gas tariff filing effective November 1, 2012, to decrease the rates charged to customers under the PGA. The estimated revenue impact of the approved change is a decrease of $77.0 million, or 7.7% annually. The rate adjustment has no impact on PSE's net income.

Weather Conditions. Weather conditions in PSE's service territory have a significant impact on customer energy usage, affecting PSE's revenue and energy supply expenses. PSE's operating revenue and associated energy supply expenses are not generated evenly throughout the year. While both PSE's electric and natural gas sales are generally greatest during winter months, variations in energy usage by customers occur from season to season and month to month within a season, primarily as a result of weather conditions. PSE normally experiences its highest retail energy sales, and subsequently higher power costs, during the winter heating season in the first and fourth quarters of the year and its lowest sales in the third quarter of the year. Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult. PSE reported lower customer usage in the nine months ended September 30, 2012 primarily due to Pacific Northwest temperatures being warmer as compared to the same period in the prior year. The actual temperature during the nine months ended September 30, 2012 was 53.6 degrees, or 1.1 degrees warmer than the same period in the prior year. Although the temperature during the nine months ended September 30, 2012 was warmer than the same period in the prior year, the temperature was 1.17 degrees cooler when compared to the historical average.
Customer Demand. PSE expects the number of natural gas customers to grow at rates slightly above electric customers. PSE also expects energy usage by both residential electric and natural gas customers to continue a long-term trend of slow decline due to continued energy efficiency improvements and the effect of higher retail rates.
Access to Debt Capital. PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term capital markets to fund its utility construction program, to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy. Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade. However, a ratings downgrade could adversely affect the Company's ability to renew existing, or obtain access to new credit facilities and could increase the cost of such facilities. For example, under Puget Energy's and PSE's credit facilities, the borrowing costs increase as their respective credit ratings decline due to increases in credit spreads and commitment fees. If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or acquisitions, including generating capacity, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected. PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs. PSE's credit facilities expire in 2014 and Puget Energy's senior secured credit facility expires in 2017. (See discussion on credit facilities in the section entitled “Financing Program - Credit Facilities and Commercial Paper”).
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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE's results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
Puget Sound Energy (Dollars in Thousands)	2012	2011	Favorable/ (Unfavorable)	2012	2011	Favorable/ (Unfavorable)
Operating revenue:
Electric
Residential sales	$213,475	$210,056	1.6%	$827,689	$845,469	(2.1)%
Commercial sales	204,863	202,926	1.0%	633,677	632,142	0.2%
Industrial sales	26,994	26,738	1.0%	80,851	80,122	0.9%
Other retail sales, including unbilled revenue	2,034	5,851	(65.2)%	(23,092)	(26,458)	12.7%
Total retail sales	447,366	445,571	0.4%	1,519,125	1,531,275	(0.8)%
Transportation sales	2,810	2,887	(2.7)%	7,745	7,726	0.2%
Sales to other utilities and marketers	7,564	16,844	(55.1)%	16,000	31,287	(48.9)%
Other	(2,014)	(7,292)	72.4%	(5,106)	(24,824)	79.4%
Total electric operating revenue	455,726	458,010	(0.5)%	1,537,764	1,545,464	(0.5)%
Gas
Residential sales	70,262	77,818	(9.7)%	496,698	514,783	(3.5)%
Commercial sales	41,812	47,830	(12.6)%	226,664	241,111	(6.0)%
Industrial sales	5,088	6,390	(20.4)%	22,906	25,087	(8.7)%
Total retail sales	117,162	132,038	(11.3)%	746,268	780,981	(4.4)%
Transportation sales	3,731	3,702	0.8%	11,404	11,090	2.8%
Other	3,091	3,506	(11.8)%	10,101	10,813	(6.6)%
Total gas operating revenue	123,984	139,246	(11.0)%	767,773	802,884	(4.4)%
Non-utility operating revenue	(99)	520	(119.0)%	1,203	2,385	(49.6)%
Total operating revenue	579,611	597,776	(3.0)%	2,306,740	2,350,733	(1.9)%
Operating expenses:
Energy costs:
Purchased electricity	85,933	137,818	37.6%	441,145	546,025	19.2%
Electric generation fuel	64,798	61,596	(5.2)%	154,596	132,705	(16.5)%
Residential exchange	(14,038)	(12,546)	11.9%	(52,675)	(49,521)	6.4%
Purchased gas	51,311	63,087	18.7%	381,291	427,016	10.7%
Net unrealized (gain) loss on derivative instruments	(65,594)	33,280	*	(115,309)	17,649	*
Utility operations and maintenance	120,386	121,049	0.5%	376,627	362,868	(3.8)%
Non-utility expense and other	2,161	2,409	10.3%	7,665	8,289	7.5%
Depreciation	85,314	74,062	(15.2)%	248,872	222,422	(11.9)%
Amortization	16,491	18,562	11.2%	41,381	54,985	24.7%
Conservation amortization	20,650	20,438	(1.0)%	83,570	76,522	(9.2)%
Taxes other than income taxes	62,192	60,823	(2.3)%	235,021	236,757	0.7%
Total operating expenses	429,604	580,578	26.0%	1,802,184	2,035,717	11.5%
Operating income (loss)	150,007	17,198	772.2%	504,556	315,016	60.2%
Other income	6,891	15,088	(54.3)%	40,153	43,299	(7.3)%
Other expense	(2,775)	(1,239)	(124.0)%	(8,475)	(3,472)	(144.1)%
Interest expense	(56,306)	(48,644)	(15.8)%	(167,528)	(151,156)	(10.8)%
Income (loss) before income taxes	97,817	(17,597)	655.9%	368,706	203,687	81.0%
Income tax (benefit) expense	30,949	(8,490)	(464.5)%	108,250	58,442	(85.2)%
Net income (loss)	$66,868	$(9,107)	834.2%	$260,456	$145,245	79.3%
__________

*	Not meaningful

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

Electric Margin
Electric margin represents electric sales to retail and transportation customers less pass-through tariff items, revenue-sensitive taxes and the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE's service territory. The following table displays the details of PSE's electric margin changes:

	Three Months Ended September 30,			Nine Months Ended September 30,
Electric Margin (Dollars in Thousands)	2012	2011	Percent Change	2012	2011	Percent Change
Electric operating revenue[1]	$455,726	$458,010	(0.5)%	$1,537,764	$1,545,464	(0.5)%
Add (less): Other electric operating revenue	2,015	7,292	(72.4)%	5,107	24,824	(79.4)%
Less: Other electric operating revenue-gas supply resale	(9,372)	(9,657)	(3.0)%	(13,951)	(48,302)	(71.1)%
Add (less): Other electric operating revenue- RECs & PTCs	(3,258)	(7,208)	(54.8)%	(22,457)	(7,276)	208.6%
Total electric revenue for margin	445,111	448,437	(0.7)%	1,506,463	1,514,710	(0.5)%
Adjustments for amounts included in revenue:
Pass-through tariff items	(21,544)	(21,321)	1.0%	(73,007)	(74,284)	(1.7)%
Pass-through revenue-sensitive taxes	(34,209)	(33,840)	1.1%	(115,609)	(115,657)	—%
Net electric revenue for margin	389,358	393,276	(1.0)%	1,317,847	1,324,769	(0.5)%
Minus power costs:
Purchased electricity[1]	(85,933)	(137,818)	(37.6)%	(441,145)	(546,025)	(19.2)%
Electric generation fuel[1]	(64,798)	(61,596)	5.2%	(154,596)	(132,705)	16.5%
Residential exchange[1]	14,038	12,546	11.9%	52,675	49,521	6.4%
Total electric power costs	(136,693)	(186,868)	(26.9)%	(543,066)	(629,209)	(13.7)%
Electric margin[2]	$252,665	$206,408	22.4%	$774,781	$695,560	11.4%
______________

[1]	As reported on PSE’s Consolidated Statement of Income.

[2]	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.

Electric margin increased $46.3 million and $79.2 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. Following is a discussion of significant items that impact electric operating revenue and electric energy costs, which are included in electric margin:

Electric Operating Revenue
Electric operating revenues decreased $2.3 million, or 0.5%, to $455.7 million from $458.0 million for the three months ended September 30, 2012, as compared to the same period in 2011. The decrease in operating revenues of $2.3 million for the three months ended September 30, 2012 was primarily due to lower sales to other utilities and marketers of $9.3 million, which were partially offset by higher electric retail sales of $1.8 million and miscellaneous operating revenues of $5.3 million. These items are discussed in detail below.

Electric operating revenues decreased $7.7 million, or 0.5%, to $1,537.8 million from $1,545.5 million for the nine months ended September 30, 2012 as compared to the same period in 2011. The decrease in operating revenues of $7.7 million for the nine months ended September 30, 2012 was primarily due to lower sales to other utilities and marketers of $15.3 million and electric retail sales of $12.2 million, which were partially offset by higher miscellaneous operating revenues of $19.7 million. These items are discussed in detail below.
Electric retail sales increased $1.8 million, or 0.4%, to $447.4 million from $445.6 million and decreased $12.2 million, or 0.8%, to $1,519.1 million from $1,531.3 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The decrease in electric retail sales for the nine months ended was primarily due to a $17.9 million decrease in retail electricity usage of 182,376 MWhs, or 1.2%, as a result of warmer temperatures in PSE's service territory during the nine months ended September 30, 2012 as compared to the same period in the prior year. The actual temperature during the nine months ended September 30, 2012 was 53.6 degrees, or 1.1 degrees warmer than the same period in 2011. Although the temperature during the nine months ended September 30, 2012 was warmer than the same period in the prior year, the temperature was 1.2 degrees cooler when compared to the historical average. Partially offsetting the decrease was a $5.8 million net increase in retail sales due to the electric rate increase effective May 14, 2012 and various pass-through tariff items that have no impact on earnings. The net increase included tariff items, such as, the suspension of REC credits in 2011 which contributed an increase of $17.9 million in electric retail sales for the nine months ended September 30, 2012. The REC credit to customers is offset in other electric operating revenue with no impact to earnings. PSE's customers received credits effective November 1, 2010 through April 30, 2011.
Sales to other utilities and marketers decreased $9.3 million and $15.3 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The decrease for the three months ended September 30, 2012 was primarily due to a reduction in sales volumes of 225,321 MWhs, or 36.1%, which decreased revenue by $6.1 million and a decline in wholesale electricity prices, which decreased revenue by $3.2 million. The decrease for the nine months ended September 30, 2012 was primarily due to a reduction in sales volumes of 252,642 MWhs, or 18.8%, which decreased revenue $5.9 million and a decline in wholesale electricity prices, which decreased revenue by $9.4 million.
Other electric operating revenue increased $5.2 million and $19.7 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increases were primarily the result of lower losses on non-core gas sales of $0.3 million and $34.4 million for the three and nine months ended September 30, 2012, respectively, and a reduction to revenue offsets which contributed increases of $18.9 million and $59.0 million, respectively, related to PTCs deferrals, which are deferred until PSE utilizes the tax credit on its tax return. Partially offsetting the increase was a decrease in REC revenue of $15.2 million and $74.6 million for the three and nine months ended September 30, 2012, respectively. As discussed above, REC revenue is an offset of the REC credit provided to PSE's customers in electric retail sales with no impact to earnings.
Electric Energy Costs
Purchased electricity expense decreased $51.9 million, or 37.6%, and $104.9 million, or 19.2%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The decrease in purchased electricity expense for the three months ended September 30, 2012 was primarily the result of a decrease of $46.5 million related to the expiration of long-term firm contracts and a $25.8 million decrease due to sharing of underrecovery of power costs with customers in accordance with the PCA mechanism for the three months ended September 30, 2012 resulting in a $16.3 million decrease in power costs as compared to sharing of overrecovery for the three months ended September 30, 2011. Offsetting the decrease was a $19.0 million increase related to wholesale energy agreements.
The $104.9 million decrease in purchased electricity expense for the nine months ended September 30, 2012 was primarily the result of a decrease of $132.3 million related to the expiration of long-term firm contracts and a $4.8 million decrease due to sharing of overrecovery of power costs with customers in accordance with the PCA mechanism for the nine months ended September 30, 2012 resulting in a $9.9 million increase in power costs as compared to sharing of overrecovery for the three months ended September 30, 2011. Partially offsetting this decrease was a $20.8 million increase related to energy agreements and $8.4 million wholesale market offset cost related to Lower Snake River, which is being deferred and included in purchased power.
To meet customer demand, PSE economically dispatches resources in its power supply portfolio, such as, fossil-fuel generation, owned and contracted hydroelectric capacity and energy and long-term contracted power. However, depending principally upon availability of hydroelectric energy, plant availability, fuel prices and/or changing load as a result of weather, PSE may sell surplus power or purchase deficit power in the wholesale market. PSE manages its regulated power portfolio through short-term and intermediate-term off-system physical purchases and sales as well as through other risk management techniques.
Electric generation fuel expense increased $3.2 million, or 5.2%, and increased $21.9 million, or 16.5%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increase for the three months ended September 30, 2012 was primarily due to increased generation from PSE's combustion turbine facilities due to lower hydroelectric and wind generation of 407,699 MWhs, or 20.8%. As a result of lower wholesale gas prices, it was more economical to generate gas-fired electricity from PSE's combustion turbine facilities resulting in an increase in natural gas costs of $1.3 million as compared to the same period in 2011. Additionally, electric generation at the Colstrip facility decreased by 141,426 MWhs, or 12.0%, however costs increased $1.9 million.

For the nine months ended September 30, 2012, the increase was primarily due to increased generation from PSE's combustion turbine facilities due to lower hydroelectric and wind generation of 983,475 MWhs, or 15.9%, and the decrease in electric generation at the Colstrip facility of 351,113 MWhs, or 12.4% as compared to the same period in 2011. As a result of lower wholesale gas prices it was more economical to generate gas fired electricity from PSE's combustion turbine facilities resulting in an increase in natural gas costs of $24.7 million as compared to the same period in 2011. Offsetting the increase was $2.8 million decrease due to the reduction in Colstrip facility's generation. The decrease in electric generation at the Colstrip facility was primarily due to two coal plants that were taken offline for maintenance and reintroduced into production as other sources of electric generation were considered more economical.
Residential exchange credits increased $3.2 million, or 6.4%, for the nine months ended September 30, 2012, as compared to the same period in 2011 as a result of higher electric residential and farm customer sales volumes associated with the Bonneville Power Administration (BPA) Residential Exchange Program (REP). The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income.

Natural Gas Margin
Gas margin is natural gas sales to retail and transportation customers less pass-through tariff items and revenue-sensitive taxes and the cost of natural gas purchased, including transportation costs to bring natural gas to PSE's service territory. The following table displays the details of PSE's natural gas margin:

	Three Months Ended September 30,			Nine Months Ended September 30,
Natural Gas Margin (Dollars in Thousands)	2012	2011	Percent Change	2012	2011	Percent Change
Gas operating revenue[1]	$123,984	$139,246	(11.0)%	$767,773	$802,884	(4.4)%
Less: Other gas operating revenue	(3,091)	(3,506)	(11.8)%	(10,101)	(10,813)	(6.6)%
Total gas revenue for margin	120,893	135,740	(10.9)%	757,672	792,071	(4.3)%
Adjustments for amounts included in revenue:
Pass-through tariff items	(2,471)	(2,890)	(14.5)%	(24,803)	(17,058)	45.4%
Pass-through revenue-sensitive taxes	(9,827)	(10,901)	(9.9)%	(63,146)	(66,462)	(5.0)%
Net gas revenue for margin	108,595	121,949	(11.0)%	669,723	708,551	(5.5)%
Minus purchased gas costs[1]	(51,311)	(63,087)	(18.7)%	(381,291)	(427,016)	(10.7)%
Natural gas margin[2]	$57,284	$58,862	(2.7)%	$288,432	$281,535	2.4%
______________

[1]	As reported on PSE's Consolidated Statement of Income.

[2]	Gas margin does not include any allocation for amortization/depreciation expense or electric generation operations and maintenance expense.

Natural gas margin decreased $1.6 million and increased $6.9 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. Following is a discussion of significant items of gas operating revenue and gas energy costs which are included in gas margin:

Gas Operating Revenue
Gas operating revenues decreased $15.3 million, or 11.0%, to $124.0 million from $139.2 million for the three months ended September 30, 2012 as compared to the same period in 2011. The decrease in gas operating revenues of $15.3 million was due primarily to lower natural gas retail sales. These items are discussed in detail below.
Gas operating revenues decreased $35.1 million, or 4.4%, to $767.8 million from $802.9 million for the nine months ended September 30, 2012 as compared to the same period in 2011. The decrease in gas operating revenues of $35.1 million was due primarily to lower natural gas retail sales. These items are discussed in detail below.

Natural gas retail sales decreased $14.9 million, or 11.3%, to $117.2 million from $132.0 million for the three months ended September 30, 2012 as compared to the same period in 2011. The decrease in natural gas retail sales for the three months ended September 30, 2012 as compared to the same period in 2011, was primarily due to a decrease of 11.7 million in therm sales, or 12.3%, due to warmer temperatures that resulted in a $16.3 million decrease. Partially offsetting the decrease was a net $1.4 million increase due to the gas rate increase effective May 14, 2012 and the PGA rate decrease effective November 1, 2011.
Natural gas retail sales decreased $34.7 million, or 4.4%, to $746.3 million from $781.0 million for the nine months ended September 30, 2012 as compared to the same period in 2011. The decrease in natural gas retail sales for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to a decrease of 24.0 million in therm sales, or

3.7%, due to warmer temperatures that resulted in a $29.2 million decrease. The actual temperature during the nine months ended September 30, 2012 was 53.6 degrees, or 1.13 degrees warmer than the same period in the prior year. Although the temperature during the nine months ended September 30, 2012 was warmer than the same period in the prior year, the temperature was 1.17 degrees cooler when compared to the historical average. Contributing to the decrease was a net $12.4 million decrease related to the PGA rate decrease effective November 1, 2011 and offset by the gas rate increases effective April 1, 2011 and May 14, 2012. Partially offsetting these decreases was a $6.9 million increase in retail sales related to gas conservation revenues with no impact to earnings. The PGA mechanism passes through to customers increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs. PSE's net income is not affected by changes under the PGA mechanism.

Gas Energy Costs
Purchased gas expenses decreased $11.8 million, or 18.7%, and $45.7 million, or 10.7%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The decrease was primarily due to lower natural gas costs reflected in PGA rates effective November 1, 2011. Also contributing to the decrease was a reduction in customer usage of 12.3% and 3.7% as a result of warmer temperatures for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.
The PGA mechanism provides the rates used to determine natural gas costs based on customer usage. The rate decrease was the result of decreasing costs of wholesale natural gas. The PGA mechanism allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or liability, any natural gas supply and transportation costs that exceed or fall short of this expected natural gas cost amount in PGA mechanism rates, including accrued interest. PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances. A receivable balance in the PGA mechanism reflects an underrecovery of natural gas cost through rates. A payable balance reflects overrecovery of natural gas cost through rates. The PGA mechanism payable balance at September 30, 2012 was $38.1 million, which will be passed through to customers through a future PGA rate filing.

Other Operating Expenses
Net unrealized gain on derivative instruments increased $98.9 million to a gain of $65.6 million during the three months ended September 30, 2012 from a loss of $33.3 million during the same period in 2011. Net unrealized gain on derivative instruments increased $133.0 million, to a gain of $115.3 million during the nine months ended September 30, 2012 from a loss of $17.6 million during the same period in 2011. The gains were primarily due to a reversal of prior period losses on settled contracts offset by losses due to declining natural gas and wholesale electricity prices. The contracts that were recorded in previous periods as losses were reversed at settlement, leading to gains. Forward prices of electricity and natural gas increased by 0.3% and 6.6%, respectively, for the three months ended September 30, 2012 and decreased by 5.0% and 2.2%, respectively, for the nine months ended September 30, 2012.
Utility operations and maintenance expense increased $13.8 million, or 3.8%, for the nine months ended September 30, 2012, as compared to the same period in 2011. The increase was primarily driven by increases in administration and general expenses of $3.2 million and electric transmission and distribution expenses of $9.2 million for the nine months ended September 30, 2012. The increase in electric transmission and distribution expense was due primarily to the January storm. Additionally, PSE deferred approximately $58.8 million in transmission and distribution expenses related to the January 2012 winter storm as a regulatory asset for future recovery.
Depreciation expense increased $11.3 million, or 15.2%, and $13.8 million, or 3.8%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increase was primarily due to additional capital expenditures placed into service, net of retirements, such as the Lower Snake River wind generation facility.
Amortization expense decreased $2.1 million, or 11.2%, and $13.6 million, or 24.7%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The decrease was primarily due to reductions of $1.0 million and $3.1 million for the three and nine months ended September 30, 2012, respectively, related to the Goldendale thermal facility deferred costs being fully amortized in 2011. Additionally, a $9.3 million decrease for the nine months ended September 30, 2012 was due to the Lower Snake River wind generation facility.
Conservation amortization increased $7.0 million, or 9.2%, for the nine months ended September 30, 2012 as compared to the same period in 2011. The increase was due to an approved accounting petition authorizing PSE to recover the costs associated with the Company's current 2012 gas conservation programs via transfers from amounts deferred for the over-recovery commodity costs in the Company's PGA commodity account. Conservation amortization is a pass-through tariff item with no impact on earnings.

Other Income and Interest Expense and Income Tax Expense
Other Income decreased $8.2 million, or 54.3%, and $3.1 million, or 7.3%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The decrease for the three months ended September 30, 2012 was primarily due to decreases of $5.8 million in Allowance for Funds Used During Construction (AFUDC) income and $3.3 million in regulatory interest. The decrease for the nine months ended September 30, 2012, was primarily due to decreases of $6.2 million in AFUDC equity income, $14.1 million in regulatory interest, and $3.3 million of miscellaneous items. Partially offsetting the decrease for the nine months ended September 30, 2012 is an increase due to the carrying costs associated with the Lower Snake River wind generating facility accruing interest income of $19.9 million, as authorized by the Washington Commission.
Other Expense increased $5.0 million, or 144.1%, for the nine months ended September 30, 2012 as compared to the same period in 2011. The increase was primarily due to a $2.4 million increase related to customer credits resulting from the outages due to the January 2012 winter storm.
Interest Expense increased $7.7 million, or 15.8%, and $16.4 million, or 10.8%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increase was primarily due to an increase in long term debt which contributed $2.7 million and $10.2 million for the three and nine months ended September 30, 2012, respectively. Also contributing to the increase is a $3.5 million decrease in debt component of AFUDC for the three and nine months ended September 30, 2012.
Income tax increased $39.4 million and $49.8 million, or 85.2%, for the three and nine months ended September 30, 2012, respectively, as compared to the same period in 2011. The increase was primarily due to higher taxable income for the three and nine months ended September 30, 2012 as compared to same periods in 2011.

Puget Energy

Summary Results of Operations
All the operations of Puget Energy are conducted through its subsidiary PSE. Puget Energy's net income (loss) was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Benefit/(Expense) (Dollars in Thousands)	2012	2011	Percent Change	2012	2011	Percent Change
PSE net income (loss)	$66,868	$(9,107)	(834.2)%	260,456	$145,245	79.3%
Other operating revenue	(856)	—	*	(856)	(689)	(24.2)%
Purchased electricity	—	144	(100.0)%	—	433	(100.0)%
Net unrealized gain on energy derivative instruments	1,895	3,087	(38.6)%	11,531	37,569	(69.3)%
Non-utility expense and other	2,216	233	851.1%	6,928	1,171	491.6%
Other income	1	2	(50.0)%	12	8	50.0%
Non-hedging interest rate derivative expense	1,512	(3,395)	144.5%	(5,258)	(28,855)	81.8%
Interest expense [1]	(34,949)	(38,870)	10.1%	(114,910)	(114,366)	(0.5)%
Income tax benefit (expense)	10,005	11,436	(12.5)%	34,961	35,480	(1.5)%
Puget Energy net income (loss)	$46,692	$(36,470)	228.0%	$192,864	$75,996	153.8%
__________

*	Not meaningful

[1]	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Puget Energy's net income for the three months ended September 30, 2012 was $46.7 million with operating revenue of $578.8 million as compared to a net loss of $36.5 million with operating revenue of $597.8 million for the same period in 2011. Puget Energy's net income for the nine months ended September 30, 2012 was $192.9 million with operating revenue of $2,305.9 million as compared to net income of $76.0 million with operating revenue of 2,350.0 million for the same period in 2011.
The following are significant factors that impacted Puget Energy's net income, which are not included in PSE's discussion:

Net unrealized gain on derivative instruments decreased $26.0 million for the nine months ended September 30, 2012 as compared to the same period in 2011 due to the effects of purchase accounting on derivative contracts in other comprehensive income (OCI) of $17.4 million and the fair value amortization of Normal Purchase Normal Sale (NPNS) derivative contracts of $8.6 million.
Non-utility expense and other increased $5.8 million for the nine months ended September 30, 2012 as compared to the same period in 2011 due primarily to pension expense.

Unhedged interest rate expense decreased $4.9 million and $23.6 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The decrease was primarily a result of paying down a portion of a five-year term loan during the prior year. The five-year variable rate term loan was initially fully hedged; however, a portion of the hedge was unwound during the prior year and in the first quarter of the current year.
Interest expense decreased $3.9 million for the three months ended September 30, 2012 as compared to the same period in 2011. The decrease for the three months ended September 30, 2012 was primarily due to a $3.3 million decrease related to mark-to-market on interest rate swap contracts.

Capital Requirements
Contractual Obligations and Commercial Commitments
The only changes to the contractual obligations and consolidated commercial commitments set forth in Part II, Item 7 in Puget Energy's and PSE's combined annual report on Form 10-K for the year ended December 31, 2011 are as follows: (1) PSE's repayment of $25.0 million under its working capital facility on January 30, 2012 offset by new borrowings of $38.0 million on March 30, 2012; (2) Puget Energy's borrowing of $864.0 million on February 10, 2012 under a new $1.0 billion, five-year revolving senior secured credit facility and the concurrent repayment of debt outstanding under Puget Energy's prior term loan of $298.0 million and capital expenditure credit facility of $545.0 million which were then terminated; and (3) Puget Energy's repayment of $5.0 million outstanding on March 12, 2012 under the $1.0 billion, five-year revolving senior secured credit facility; and (4) Puget Energy's issuance of $450.0 million of senior secured notes on June 15, 2012 and subsequent paydown of $425.0 million outstanding under the $1.0 billion, five-year revolving senior secured credit facility.
Contractual Obligations. These changes increased contractual obligations by $122.0 million, net of redemptions due to a net increase in borrowings of $41.0 million at Puget Energy and $81.0 million at PSE.
Commercial Commitments. These changes increased available commercial commitments by $136.0 million. This is due to (1) an increase of $111.0 million due to the change in debt structure at Puget Energy from $545.0 million drawn under the prior $1.0 billion term loan capital expenditure credit facility to $434.0 million drawn under the new $1.0 billion, five-year senior secured credit facility and (2) an increase $25.0 million due to the net decrease in funds borrowed under PSE's working capital facility.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  Construction expenditures, excluding equity AFUDC, were $570.1 million for the nine months ended September 30, 2012.  Presently planned utility construction expenditures, excluding AFUDC, are as follows:

Capital Expenditure Projections (Dollars in Thousands)	2012	2013	2014
Total energy delivery, technology and facilities expenditures	$803,700	$632,400	$591,206

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
Snoqualmie Falls.  Under the Snoqualmie Falls hydroelectric facility’s federal operating license granted by Federal Energy Regulatory Commission (FERC) in 2004 and amended in 2009, PSE is performing a major, three year redevelopment project to upgrade aging energy infrastructure, enhance park and recreation amenities and preserve cultural and historical artifacts.  This project will enable Snoqualmie Falls to continue to produce clean, renewable energy for decades to come.
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
Baker.  Under the terms of the FERC issued 50-year operating license for the Baker hydroelectric generating facility, PSE has completed several capital projects and is currently undertaking several more, each of which implements various license provisions and upgrades for the 80-year old facility. One of these upgrades includes the addition of 30 MW of generating capacity, which is expected to be in service by the end of 2013.

Lower Snake River.  The Lower Snake River wind generation facility is PSE’s newest renewable energy development project. The facility was designed to be built in five phases. PSE began construction on Phase 1 in 2010. On February 29, 2012, the 343 MW Phase 1 began commercial operations and was placed in-service. The new facility’s 149 wind turbines are located in Garfield County in southeast Washington.

Capital Resources
Cash From Operations

Puget Sound Energy
Cash generated from operations for the nine months ended September 30, 2012 decreased by $77.3 million from $795.2 million generated during the same period in 2011.  The decrease in cash flow was primarily the result of the following:

•	In 2012, there was approximately $66.1 million of cash outflow for costs incurred related to the January winter storm of which $58.8 million was deferred for future recovery.

•	Tax refunds received decreased by $48.1 million in 2012.

•	Increase in payments of $43.8 million related to energy and operational costs.

•	In 2012, there was no change in the cash amount in the Tenaska regulatory asset compared to a $30.5 million non-recurring cash inflow from a reduction in the Tenaska regulatory asset balance in 2011.

•	Increase in pension funding of $12.1 million.

The decrease in cash generated from operating activities in 2012 described above was primarily offset by an increase in net income of $115.0 million in addition to the following cash increases:

•
Payments made in 2011 relating to transmission prepayments for the Lower Snake River wind generation facility and the purchase of combustion turbine inventory that did not occur in 2012, which caused an increase in cash flow of approximately $27.0 million.

•
Decrease in gas stored underground inventory of $21.4 million during nine months ended September 30, 2012 as compared to a $1.0 million increase in the same period of the prior year, resulting in a cash increase of $20.4 million.

In addition, non cash items decreased approximately $133.0 million related to the fair value adjustment of derivative instruments; this was partially offset by an increase in items such as depreciation, amortization, and deferred income taxes and credits of approximately $65.7 million.

Puget Energy
Cash generated from operations for the nine months ended September 30, 2012 was $696.2 million, a decrease of $198.0 million from the $894.2 million generated during the nine months ended September 30, 2011.  The decrease included $77.3 million from the cash provided by the operating activities of PSE as previously discussed.  The other factors contributing to the decrease included the following:

•
As a result of the merger with Puget Holdings in February 2009, $65.9 million in derivative settlement payments were reclassified to financing activities during the nine months ended September 30, 2012 as compared to $149.5 million during the same period in 2011, resulting in a decrease in operating cash flows of $83.6 million.  This decrease was due to a decline in the number of contracts settled during 2012 as compared to the prior period.  These contracts represent proceeds received from derivative instruments that included financing elements at the merger date.

•	Tax refund received by Puget Energy of $13.6 million in 2011 as compared to no refund received in 2012.

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
PSE's credit agreements contain usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to incur additional indebtedness and liens, issue equity, pay dividends, transact with affiliates and make asset dispositions and investments. The credit agreements also contain financial covenants which include a cash flow interest coverage ratio and, in addition, if PSE has a below investment grade credit rating, a cash flow to net debt outstanding ratio (each as specified in the facilities). PSE certifies its compliance with such covenants to participating banks each quarter. As of September 30, 2012, PSE maintained its investment grade ratings and was in compliance with all applicable covenants.
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
As of September 30, 2012, no amount was drawn and outstanding under PSE's $400.0 million working capital facility. Two letters of credit totaling $10.3 million in support of contracts were outstanding under the facility, and $106.0 million was outstanding under the commercial paper program. The $400.0 million capital expenditure facility had no amounts drawn and outstanding. No amounts were drawn or outstanding (including letters of credit) under PSE's $350.0 million facility supporting energy hedging. Outside of the credit agreements, PSE had a $4.9 million letter of credit in support of a long-term transmission contract.
Demand Promissory Note. On June 1, 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a Demand Promissory Note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy. Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE's outstanding commercial paper interest rate or PSE's senior unsecured revolving credit facility. Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. At September 30, 2012, the outstanding balance of the Note was $30.0 million. The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE's financial statements.

Puget Energy Credit Facilities
At the time of the merger in February 2009, Puget Energy entered into a $1.225 billion five-year term loan and a $1.0 billion five-year capital expenditure credit facility for funding capital expenditures. On February 10, 2012, Puget Energy entered into a $1.0 billion five-year revolving senior secured credit facility. As a revolving facility, amounts borrowed may be repaid without a reduction in the size of the facility. Initial borrowings under this facility were used to repay debt outstanding under the term loan and capital expenditure credit facility and those agreements were terminated. On June 15, 2012, Puget Energy issued $450.0 million of senior secured notes. Proceeds from the notes offering were used to pay down $425.0 million of the revolving senior secured credit facility balance resulting in an outstanding balance of $434.0 million as of September 30, 2012.
The new senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains two financial covenants based on the following ratios: Group Funds From Operations (FFO) Coverage Ratio and Maximum Leverage Ratio, as defined in the agreement governing the senior secured credit facility. As of September 30, 2012, Puget Energy was in compliance with all applicable covenants.
The senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of September 30, 2012, the spread over LIBOR was 2.0% and the commitment fee was 0.375%. Puget Energy entered into interest rate swap contracts to manage the interest rate risk associated with the credit facility (see Note 3 and the "Interest Rate Risk" sections).

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE's electric and natural gas mortgage indentures. At September 30, 2012, approximately $477.1 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE's common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission. Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE's corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE's ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3 to one. The common equity ratio, calculated on a regulatory basis, was 47.9% at September 30, 2012 and the EBITDA to interest expense was 4.4 to one for the 12 months then ended.
PSE's ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default, or if the payment of dividends would result in an Event of Default (as defined in the facilities), such as failure to comply with certain financial covenants.
Puget Energy's ability to pay dividends is also limited by the merger order issued by the Washington Commission. Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy's ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2 to one. At September 30, 2012, the EBITDA to interest expense was 2.6 to one for the 12 months then ended.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE are limited by provisions in PSE's credit agreements and mortgage indentures. Under its credit agreements, PSE's long-term debt issuances can not exceed $500.0 million per year, plus any amount needed to refinance maturing bonds. Unused amounts under this limitation may be carried forward into future years.
PSE's ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures. Under the most restrictive tests, at September 30, 2012, PSE could issue:

•
Approximately $1.3 billion of additional first mortgage bonds under PSE's electric mortgage indenture based on approximately $2.1 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at September 30, 2012; and

•
Approximately $213.0 million of additional first mortgage bonds under PSE's natural gas mortgage indenture based on approximately $355.0 million of gas bondable property available for issuance, subject to a combined gas and electric interest coverage test of 1.75 times net earnings available for interest and a gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at September 30, 2012.

At September 30, 2012, PSE had approximately $6.2 billion in electric and natural gas ratebase to support the interest coverage ratio limitation test for net earnings available for interest.
Upon approval of the merger in 2009, the Company was required to refinance its debt in place at the time of the merger. The Company has met this refinancing requirement as of September 30, 2012.

Shelf Registrations and Long-Term Debt Activity
Puget Sound Energy. PSE has in effect a shelf registration statement under which it may issue, from time to time, senior notes secured by first mortgage bonds. The Company remains subject to the restrictions of PSE's indentures and credit agreements on the amount of first mortgage bonds that PSE may issue.

Other

Residential Exchange
The Northwest Power Act, through the Residential Exchange Program (REP), provides access to the benefits of low-cost federal power for residential and small farm customers of regional utilities, including PSE. The program is administered by the Bonneville Power Administration (BPA). Pursuant to agreements (including settlement agreements) between the BPA and PSE, the BPA has provided payments of REP benefits to PSE, which PSE has passed through to its residential and small farm customers in the form of electricity bill credits.
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
In July 2011, the BPA, PSE and a number of other parties entered into a settlement agreement that by its terms, if upheld in its entirety, would resolve the disputes between BPA and PSE regarding REP benefits paid for fiscal years 2002-2011 and determine REP benefits for fiscal years 2012-2028. In October 2011, certain other parties challenged BPA decisions with regard to its entering into this most recent settlement agreement. Oral argument in the Ninth Circuit on this litigation has been scheduled for February 19, 2013. Pending disposition of this challenge, the other pending Ninth Circuit litigation regarding REP benefits for fiscal years 2002-2011 has been stayed by the Ninth Circuit.
Due to the pending and ongoing proceedings, PSE is unable to reasonably estimate any amounts of REP payments either to be recovered by the BPA or to be paid for any future periods to PSE, and is unable to determine the impact, if any, these proceedings and litigation may have on PSE. However, the Company believes it is unlikely that any unfavorable outcome would have a material adverse effect on PSE because REP benefits received by PSE are passed through to PSE's residential and small farm customers.

Pacific Northwest Refund Proceeding
In October 2000, PSE filed a complaint with the FERC (Docket No. EL01-10) against “all jurisdictional sellers” in the Pacific Northwest seeking prospective price caps consistent with any result the FERC ordered for the California markets. After a series of FERC and appellate rulings, PSE entered into settlements with each of the only three parties that had asserted claims against PSE in this matter. PSE's settlement with Tacoma is approved and final, PSE's settlement with the Port of Seattle resulted in a dismissal of the Port's claim and does not require FERC approval, and PSE's proposed settlement with Seattle City Light was filed on September 28, 2012. PSE expects that these settlements will allow it to discontinue participation in this proceeding.

Notice of Intent to Sue
PSE has a 50% ownership interest in Colstrip Units 1 and 2, and a 25% interest in Colstrip Units 3 and 4. On July 30, 2012, PSE received a Notice of Intent to Sue for violations of the Clean Air Act at Colstrip Steam Electric Station from the Sierra Club and the Montana Environmental Information Center (MEIC).  The notice, which was amended on September 4, 2012 and October 1, 2012, was addressed to the owner or managing agent of Colstrip and to the other Colstrip co-owners, including PSE.  The notices allege violations of the Clean Air Act and state that the Sierra Club and MEIC will request a United States District Court to impose injunctive relief and civil penalties, require a beneficial environmental project in the areas affected by the alleged air pollution and require reimbursement of Sierra Club's and MEIC's costs of litigation and attorney's fees.  Under the Clean Air Act, lawsuits cannot be filed until 60 days after the applicable notice date.  PSE is evaluating the allegations set forth in the notices and cannot at this time predict the outcome of this matter.

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
The following table presents the Company's energy derivative instruments that do not meet the NPNS exception:

Puget Energy and Puget Sound Energy
Derivative Portfolio (Dollars in thousands)	September 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Electric portfolio:
Current	$4,833	$104,833	$5,212	$173,582
Long-term	11,740	40,434	5,508	90,752
Total electric derivatives	$16,573	$145,267	$10,720	$264,334
Natural gas portfolio:
Current	$5,228	$82,555	$1,435	$128,297
Long-term	13,897	35,645	4,576	78,607
Total natural gas derivatives	$19,125	$118,200	$6,011	$206,904
Total derivatives	$35,698	$263,467	$16,731	$471,238

For further details regarding both the fair value of derivative instruments and the impacts such instruments have on current period earnings and OCI (for cash flow hedges), see Notes 3 and 4 to the consolidated financial statements.
At September 30, 2012, the Company had total assets of $19.1 million and total liabilities of $118.2 million related to derivative contracts used to hedge the supply and cost of natural gas to serve natural gas customers. All fair value adjustments of derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980, “Regulated Operations” (ASC 980) due to the PGA mechanism. All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism. As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.
A hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative contracts by $48.1 million.

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
Where deemed appropriate, and when allowed under the terms of the agreements, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses. Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure. As of September 30, 2012, PSE held approximately $0.6 million worth of standby letters of credit in support of various electricity and REC transactions.
It is possible that volatility in energy commodity prices could cause PSE to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, PSE could suffer a material financial loss. As of September 30, 2012, approximately 92.6% of PSE's energy and natural gas portfolio exposure, including NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies, while

7.4% are either rated below investment grade or are not rated by rating agencies. PSE assesses credit risk internally for counterparties that are not rated.
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
PSE monitors counterparties that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies or have changes in ownership. Counterparty credit risk impacts PSE's decisions on derivative accounting treatment. A counterparty may have a deterioration of credit below investment grade, potentially indicating it is no longer probable that it will fulfill its obligations under a contract (e.g., make a physical delivery upon the contracts maturity). ASC 815 specifies the requirements for derivative contracts to qualify for the NPNS scope exception. When performance is no longer probable, PSE records the fair value of the contract on the balance sheet with the corresponding amount recorded in the statements of income.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. The fair value of derivatives includes the impact of credit and non-performance reserves. As of September 30, 2012, the Company was in a net liability position with the majority of its counterparties, therefore the default factors of counterparties did not have a significant impact on reserves for the year. Despite its net liability position, PSE was not required to post any additional collateral with any of its counterparties. Additionally, PSE did not trigger collateral requirements with any of its counterparties, nor were any of PSE's counterparties required to post additional collateral resulting from credit rating downgrades.

Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, variable rate leases and anticipated long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may also enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts. As of September 30, 2012, Puget Energy had two interest rate swap contracts outstanding and PSE did not have any outstanding interest rate swap instruments.
In February 2009, Puget Energy entered into a cash flow hedge using interest rate swaps to hedge the risk associated with one-month LIBOR floating rate debt. Subsequently, in order to satisfy a commitment the Company made to the Washington Commission and to mitigate interest rate risk, the Company refinanced a portion of the underlying debt hedged by the interest rate swaps in 2010, 2011 and again during 2012. In order to better align its existing swap notional with the reduced underlying debt balance, to date, the Company has net settled $827.4 million of the interest rate swaps, thereby reducing the swap notional to $450.0 million. Additionally, the Company amended the remaining two interest rate swap agreements to extend the maturities to January 2017. As a result of refinancing in 2010, the Company de-designated the cash flow hedge accounting relationship between the debt and interest rate swaps. A portion of the outstanding interest rate swap derivative loss associated with the probable future interest payments occurring remains in OCI, and is amortized monthly as the payments occur. The portion of the outstanding interest rate swap derivative loss associated with interest payments on the debt where future payments become remote of occurring is reclassified from OCI into earnings.

At September 30, 2012, the fair value of the interest rate swaps was a $22.8 million pre-tax loss. This fair value considers the risk of Puget Energy's non-performance by using Puget Energy's incremental borrowing rate on unsecured debt over the risk-free rate in the valuation estimate. The ending balance in OCI includes a loss of $6.1 million pre-tax and $3.9 million after tax, related to the interest rate swaps previously designated as a cash flow hedge. The OCI balance relates to the loss that was recorded when the cash flow hedge was de-designated in December 2010. Currently, all changes in market value are recorded in earnings instead of OCI.
A hypothetical 10% increase or decrease in interest rates would change the fair value of Puget Energy's interest rate swaps by $1.1 million.
The following table presents Puget Energy's interest rate swaps:

Puget Energy Derivative Portfolio (Dollars in Thousands)	September 30, 2012	December 31, 2011
	Liabilities	Liabilities
Interest rate swaps:
Current	$6,610	$25,210
Long-term	16,175	27,199
Total	$22,785	$52,409

From time to time PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance. The ending balance in OCI related to the forward starting swaps and previously settled treasury lock contracts at September 30, 2012 was a net loss of $6.7 million after tax and accumulated amortization. This compares to an after-tax loss of $6.9 million in OCI as of December 31, 2011. All financial hedge contracts of this type are reviewed by an officer, presented to the Board of Directors or a committee of the Board, as applicable, and are approved prior to execution. PSE had no treasury locks or forward starting swap contracts outstanding at September 30, 2012.

Item 4.                      Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II                    OTHER INFORMATION

Item 1.                      Legal Proceedings

For details on legal proceedings, see the Litigation footnote in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q.  Contingencies arising out of the normal course of PSE’s business existed as of September 30, 2012.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of these matters.

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

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Michael J. Stranik
Michael J. Stranik Controller and Principal Accounting Officer
Date:	November 1, 2012	Officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

12.1*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2007 through 2011 and 12 months ended September 30, 2012).
12.2*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2007 through 2011 and 12 months ended September 30, 2012).
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
Financial statements from the quarterly report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended September 30, 2012, filed on November 1, 2012, formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), and (iv) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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