Form 10-Q
period 2013-03-31
PUGET SOUND ENERGY INC; PUGET ENERGY INC /WA
filed 2013-05-08
CIK 81100, 1085392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
BPA	Bonneville Power Administration
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. Generally Accepted Accounting Principles
IRP	Integrated Resource Plan
ISDA	International Swaps and Derivatives Association
kW	Kilowatt
kWh	Kilowatt Hour
LIBOR	London Interbank Offered Rate
MMBtus	One Million British Thermal Units
MW	Megawatt (one MW equals one thousand kW)
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
OCI	Other Comprehensive Income
PCA	Power Cost Adjustment
PGA	Purchased Gas Adjustment
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Holdings	Puget Holdings LLC
PTC	Production Tax Credit
REC	Renewable Energy Credit
REP	Residential Exchange Program
SERP	Supplemental Executive Retirement Plan
Washington Commission	Washington Utilities and Transportation Commission
WSPP	Western Systems Power Pod

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

•	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE’s customer service, generation, distribution and transmission;
•	The impact of acts of God, terrorism, flu pandemic or similar significant events;
•	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
•	Employee workforce and third party vendors factors, including strikes, work stoppages, availability and aging of qualified employees or the loss of a key executive;
•	The ability to obtain insurance coverage and the cost of such insurance;
•	The ability to maintain effective internal controls over financial reporting and operational processes;
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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating revenue:
Electric	$614,634	$611,527
Gas	384,765	435,966
Other	419	1,019
Total operating revenue	999,818	1,048,512
Operating expenses:
Energy costs:
Purchased electricity	175,043	199,115
Electric generation fuel	59,087	69,937
Residential exchange	(22,551)	(23,335)
Purchased gas	189,983	233,519
Unrealized (gain) loss on derivative instruments, net	(75,692)	4,726
Utility operations and maintenance	129,235	128,046
Non-utility expense and other	(994)	861
Depreciation	88,178	79,006
Amortization	5,744	13,343
Conservation amortization	34,107	34,402
Taxes other than income taxes	99,943	99,869
Total operating expenses	682,083	839,489
Operating income	317,735	209,023
Other income (deductions):
Other income	12,012	14,937
Other expense	(1,542)	(3,754)
Non-hedging interest rate derivative expense	1,028	527
Interest charges:
AFUDC	4,648	7,295
Interest expense	(95,816)	(107,201)
Income (loss) before income taxes	238,065	120,827
Income tax (benefit) expense	70,590	32,347
Net income (loss)	$167,475	$88,480

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$167,475	$88,480
Other comprehensive income (loss):
Reclassification of net unrealized (gain) loss on interest rate swaps during the period, net of tax of $460 and $1,350, respectively	854	2,508
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $186 and $(58), respectively	347	(107)
Reclassification of net unrealized (gain) loss on energy derivative instruments settled during the period, net of tax of $(57) and $(105), respectively	(107)	(195)
Other comprehensive income (loss)	1,094	2,206
Comprehensive income (loss)	$168,569	$90,686

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) ASSETS

	(Unaudited)
	March 31, 2013	December 31, 2012
Utility plant (including construction work in progress of $831,966 and $766,035, respectively):
Electric plant	$6,808,468	$6,750,400
Gas plant	2,419,175	2,385,784
Common plant	494,079	487,931
Less: Accumulated depreciation and amortization	(1,128,946)	(1,067,424)
Net utility plant	8,592,776	8,556,691
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	103,922	112,367
Total other property and investments	1,760,435	1,768,880
Current assets:
Cash and cash equivalents	113,988	135,542
Restricted cash	3,101	3,700
Accounts receivable, net of allowance for doubtful accounts of $9,502 and $9,932, respectively	322,299	321,480
Unbilled revenue	172,039	204,359
Materials and supplies, at average cost	80,526	82,353
Fuel and gas inventory, at average cost	61,851	88,953
Unrealized gain on derivative instruments	20,410	6,869
Income taxes	4,648	4,796
Prepaid expense and other	17,271	13,571
Power contract acquisition adjustment gain	50,346	50,785
Deferred income taxes	16,241	53,437
Total current assets	862,720	965,845
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	129,951	119,844
Power cost adjustment mechanism	3,795	3,773
Regulatory assets related to power contracts	36,928	37,655
Other regulatory assets	743,189	815,785
Unrealized gain on derivative instruments	14,452	14,814
Power contract acquisition adjustment gain	441,297	456,225
Other	99,475	95,763
Total other long-term and regulatory assets	1,469,087	1,543,859
Total assets	$12,685,018	$12,835,275

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) CAPITALIZATION AND LIABILITIES

	(Unaudited)
	March 31, 2013	December 31, 2012
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Earnings reinvested in the business	333,504	208,100
Accumulated other comprehensive income (loss), net of tax	(31,735)	(32,829)
Total common shareholder’s equity	3,610,726	3,484,228
Long-term debt:
First mortgage bonds and senior notes	3,351,412	3,351,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Long-term debt	1,805,000	1,834,000
Debt discount and other	(260,995)	(264,072)
Total long-term debt	5,307,277	5,333,200
Total capitalization	8,918,003	8,817,428
Current liabilities:
Accounts payable	266,714	321,755
Short-term debt	25,000	181,000
Current maturities of long-term debt	13,000	13,000
Purchased gas adjustment liability	26,869	32,587
Accrued expenses:
Taxes	112,369	95,623
Salaries and wages	27,579	38,438
Interest	74,939	82,262
Unrealized loss on derivative instruments	81,198	177,519
Power contract acquisition adjustment loss	3,943	3,902
Other	89,817	72,799
Total current liabilities	721,428	1,018,885
Long-term and regulatory liabilities:
Deferred income taxes	1,305,727	1,261,636
Unrealized loss on derivative instruments	51,987	83,276
Regulatory liabilities	645,158	600,697
Regulatory liabilities related to power contracts	491,643	507,009
Power contract acquisition adjustment loss	32,985	33,753
Other deferred credits	518,087	512,591
Total long-term and regulatory liabilities	3,045,587	2,998,962
Commitments and contingencies
Total capitalization and liabilities	$12,685,018	$12,835,275

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income (loss)	$167,475	$88,480
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	88,178	79,006
Amortization	5,744	13,343
Conservation amortization	34,107	34,402
Deferred income taxes and tax credits, net	70,591	32,564
Net unrealized (gain) loss on derivative instruments	(75,937)	(5,136)
Funding of pension liability	(5,100)	(5,700)
Derivative contracts classified as financing activities due to merger	26,049	36,621
AFUDC – Equity	(6,524)	(9,306)
Regulatory assets	(6,411)	(48,185)
Regulatory liabilities	3,029	8,180
Other long-term assets	3,099	(3,625)
Other long-term liabilities	17,586	28,666
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	31,548	32,439
Materials and supplies	1,827	(8,520)
Fuel and gas inventory	27,097	23,378
Income taxes	148	1,834
Prepayments and other	(3,732)	(2,840)
Purchased gas adjustment	(5,718)	30,210
Accounts payable	(47,935)	(68,073)
Taxes payable	16,746	13,877
Accrued expenses and other	(18,060)	1,989
Net cash provided by operating activities	323,807	273,604
Investing activities:
Construction expenditures – excluding equity AFUDC	(168,337)	(185,634)
Energy efficiency expenditures	(22,542)	(22,657)
Proceeds from disposition of assets	108,166	—
Restricted cash	599	(58)
Other	(4,248)	(17,606)
Net cash used in investing activities	(86,362)	(225,955)
Financing activities:
Change in short-term debt and leases, net	(157,895)	11,134
Dividends paid	(42,071)	—
Long-term notes and bonds issued	—	864,000
Redemption of bonds and notes	(29,000)	(848,000)
Derivative contracts classified as financing activities due to merger	(26,049)	(36,621)
Issuance cost of bonds and other	(3,984)	(4,933)
Net cash provided by (used in) financing activities	(258,999)	(14,420)
Net increase (decrease) in cash and cash equivalents	(21,554)	33,229
Cash and cash equivalents at beginning of period	135,542	37,235
Cash and cash equivalents at end of period	$113,988	$70,464
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$78,346	$74,588
Cash payments (refunds) for income taxes	—	(1,898)
The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating revenue:
Electric	$614,634	$611,527
Gas	384,765	435,966
Other	308	1,019
Total operating revenue	999,707	1,048,512
Operating expenses:
Energy costs:
Purchased electricity	175,043	199,115
Electric generation fuel	59,087	69,937
Residential exchange	(22,551)	(23,335)
Purchased gas	189,983	233,519
Unrealized (gain) loss on derivative instruments, net	(72,740)	10,135
Utility operations and maintenance	129,235	128,046
Non-utility expense and other	3,091	3,230
Depreciation	88,178	79,006
Amortization	5,744	13,343
Conservation amortization	34,107	34,402
Taxes other than income taxes	99,943	99,869
Total operating expenses	689,120	847,267
Operating income (loss)	310,587	201,245
Other income (deductions):
Other income	12,012	14,933
Other expense	(1,542)	(3,754)
Interest charges:
AFUDC	4,648	7,295
Interest expense	(65,977)	(60,737)
Interest expense on parent note	(29)	(51)
Income (loss) before income taxes	259,699	158,931
Income tax (benefit) expense	79,761	46,215
Net income (loss)	$179,938	$112,716

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$179,938	$112,716
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $1,823 and $1,301, respectively	3,386	2,416
Reclassification of net unrealized (gain) loss on energy derivative instruments, net of tax of $975 and $1,035, respectively	1,811	1,923
Amortization of treasury interest rate swaps to earnings, net of tax of $43 and $43, respectively	79	79
Other comprehensive income (loss)	5,276	4,418
Comprehensive income (loss)	$185,214	$117,134

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	(Unaudited)
	March 31, 2013	December 31, 2012
Utility plant (at original cost, including construction work in progress of $831,966 and $766,035, respectively):
Electric plant	$9,077,027	$9,048,356
Gas plant	3,030,835	2,998,188
Common plant	557,500	555,549
Less: Accumulated depreciation and amortization	(4,072,586)	(4,045,402)
Net utility plant	8,592,776	8,556,691
Other property and investments:
Other property and investments	95,091	103,646
Total other property and investments	95,091	103,646
Current assets:
Cash and cash equivalents	113,947	135,530
Restricted cash	3,101	3,700
Accounts receivable, net of allowance for doubtful accounts of $9,502 and $9,932, respectively	322,739	321,685
Unbilled revenue	172,039	204,359
Materials and supplies, at average cost	80,526	82,353
Fuel and gas inventory, at average cost	58,450	85,547
Unrealized gain on derivative instruments	20,410	6,869
Income taxes	4,648	4,796
Prepaid expense and other	17,145	13,413
Deferred income taxes	30,956	68,015
Total current assets	823,961	926,267
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	129,386	119,279
Power cost adjustment mechanism	3,795	3,773
Other regulatory assets	741,359	813,171
Unrealized gain on derivative instruments	14,452	14,814
Other	94,558	90,330
Total other long-term and regulatory assets	983,550	1,041,367
Total assets	$10,495,378	$10,627,971

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

CAPITALIZATION AND LIABILITIES

	(Unaudited)
	March 31, 2013	December 31, 2012
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value – 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,246,205	3,246,205
Earnings reinvested in the business	418,569	344,280
Accumulated other comprehensive income (loss), net of tax	(181,922)	(187,198)
Total common shareholder’s equity	3,483,711	3,404,146
Long-term debt:
First mortgage bonds and senior notes	3,351,412	3,351,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Debt discount	(14)	(14)
Total long-term debt	3,763,258	3,763,258
Total capitalization	7,246,969	7,167,404
Current liabilities:
Accounts payable	267,126	321,953
Short-term debt	25,000	181,000
Short-term note owed to parent	29,598	29,598
Current maturities of long-term debt	13,000	13,000
Purchased gas adjustment liability	26,869	32,587
Accrued expenses:
Taxes	112,369	95,623
Salaries and wages	27,579	38,438
Interest	57,274	55,806
Unrealized loss on derivative instruments	74,652	170,948
Other	87,548	69,881
Total current liabilities	721,015	1,008,834
Long-term and regulatory liabilities:
Deferred income taxes	1,330,252	1,274,602
Unrealized loss on derivative instruments	38,567	68,323
Regulatory liabilities	641,011	596,324
Other deferred credits	517,564	512,484
Total long-term and regulatory liabilities	2,527,394	2,451,733
Commitments and contingencies
Total capitalization and liabilities	$10,495,378	$10,627,971

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income (loss)	$179,938	$112,716
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	88,178	79,006
Amortization	5,744	13,343
Conservation amortization	34,107	34,402
Deferred income taxes and tax credits, net	79,761	46,430
Net unrealized (gain) loss on derivative instruments	(72,740)	10,135
Funding of pension liability	(5,100)	(5,700)
AFUDC – Equity	(6,524)	(9,306)
Regulatory assets	(6,411)	(48,185)
Regulatory liabilities	3,029	8,180
Other long-term assets	2,922	(4,359)
Other long-term liabilities	18,162	15,118
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	31,313	32,371
Materials and supplies	1,827	(8,520)
Fuel and gas inventory	27,097	23,378
Income taxes	148	1,834
Prepayments and other	(3,732)	(2,840)
Purchased gas adjustment	(5,718)	30,210
Accounts payable	(47,721)	(68,267)
Taxes payable	16,746	13,877
Accrued expenses and other	(8,783)	(12,594)
Net cash provided by operating activities	332,243	261,229
Investing activities:
Construction expenditures – excluding equity AFUDC	(168,337)	(185,634)
Energy efficiency expenditures	(22,542)	(22,657)
Proceeds from disposition of assets	108,166	—
Restricted cash	599	(58)
Other	(4,184)	(3,417)
Net cash used in investing activities	(86,298)	(211,766)
Financing activities:
Change in short-term debt and leases, net	(157,895)	11,134
Dividends paid	(105,648)	(71,467)
Issuance cost of bonds and other	(3,985)	817
Net cash provided by (used in) financing activities	(267,528)	(59,516)
Net increase (decrease) in cash and cash equivalents	(21,583)	(10,053)
Cash and cash equivalents at beginning of period	135,530	31,010
Cash and cash equivalents at end of period	$113,947	$20,957
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$57,646	$50,232
Cash payments (refunds) for income taxes	—	(1,898)
The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Basis of Presentation
Puget Energy, Inc. (Puget Energy) is an energy services holding company that owns Puget Sound Energy, Inc. (PSE).  PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering approximately 6,000 square miles, primarily in the Puget Sound region.  Following the merger with Puget Holdings LLC (Puget Holdings) on February 6, 2009, Puget Energy is an indirect wholly-owned subsidiary of Puget Holdings.
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
The consolidated financial statements contained in this Form 10-Q are unaudited.  In the respective opinions of the management of Puget Energy and PSE, all adjustments necessary for a fair statement of the results for the interim periods have been reflected and were of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the audited financial statements (and the Combined Notes thereto) included in the combined Puget Energy and PSE Annual Report on Form 10-K for the year ended December 31, 2012.
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
Sales to other utilities are recognized in accordance with Accounting Standards Codification (ASC) 605, “Revenue Recognition” (ASC 605) and ASC 815, “Derivatives and Hedging” (ASC 815). Non-utility subsidiaries recognize revenue when services are performed or upon the sale of assets. Revenue from retail sales is billed based on tariff rates approved by the Washington Commission. Sales of Renewable Energy Credits (RECs) are deferred as a regulatory liability.
PSE collected Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes totaling $76.9 million and $81.0 million for the three months ended March 31, 2013 and 2012, respectively.  The Company reports the collection of such taxes on a gross basis in operating revenue and as expense in taxes other than income taxes in the accompanying consolidated statements of income.

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

Balance Sheet
In December 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-11, Balance Sheet (Topic 210) (ASU 2011-11). ASU 2011-11, as amended by ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, enhances disclosure requirements about the nature of an entity's right to offset and related arrangements associated with its derivative instruments. ASU 2011-11 requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure.

ASU 2011-11, as amended, is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective application of the disclosures is required for all periods presented within the financial statements.  These disclosure requirements are the only impact on the Company’s consolidated financial statements. The Company adopted the ASU requirements as disclosed in Note 3 - Accounting for Derivative Instruments and Hedging Activities.

Comprehensive Income
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 also requires an entity to cross-reference to other disclosures currently required under U.S.GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account instead of directly to income or expense.
ASU 2013-02 is effective for reporting periods beginning after December 15, 2012, for public companies and is effective for reporting periods beginning after December 15, 2013, for private companies. Other than additional disclosures or a change in the presentation on the statement of comprehensive income when necessary, ASU 2013-02 does not impact the Company's consolidated results of operations, cash flows or financial position. The Company adopted the ASU requirements as disclosed in Note 8 - Accumulated Other Comprehensive Income (loss).

(3)	Accounting for Derivative Instruments and Hedging Activities

PSE employs various energy portfolio optimization strategies, but is not in the business of assuming risk for the purpose of realizing speculative trading revenue. The nature of serving regulated electric customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks within the sharing mechanism of the PCA. Therefore, wholesale market transactions and related hedging strategies are focused on reducing costs and risks where feasible thus reducing volatility in costs in the portfolio. PSE's energy risk portfolio management function monitors and manages these risks using analytical models and tools. In order to manage risks effectively, PSE enters into physical and financial transactions which are appropriate for the service territory of PSE and are relevant to its regulated electric and natural gas portfolios. In order to manage its exposure to the variability in future cash flows for forecasted energy transactions, PSE utilizes a programmatic hedging strategy which extends to March 2016.
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
The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts. As of March 31, 2013, Puget Energy had two interest rate swap contracts outstanding which extend to January 2017. PSE did not have any outstanding interest rate swap instruments.

The following table presents the volumes, fair values and locations of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy	March 31, 2013			December 31, 2012
(Dollars in Thousands)	Volumes	Assets [1]	Liabilities [2]	Volumes	Assets [1]	Liabilities [2]
Interest rate swap derivatives [3]	$450 million	$—	$19,966	$450 million	$—	$21,524
Electric portfolio derivatives	*	16,132	62,240	*	9,557	131,193
Natural gas derivatives (MMBtus) [4]	475,822,952	18,730	50,979	516,909,006	12,126	108,078
Total derivative contracts		$34,862	$133,185		$21,683	$260,795

Current		$20,410	$81,198		$6,869	$177,519
Long-term		14,452	51,987		14,814	83,276
Total derivative contracts		$34,862	$133,185		$21,683	$260,795
___________

*
Electric portfolio derivatives consist of electric generation fuel of 124,156,282 MMBtus and purchased electricity of 9,328,965 MWhs at March 31, 2013, and 129,693,200 MMBtus and 10,722,415 MWhs at December 31, 2012.

[1]	Balance sheet location: Current and Long-term Unrealized gain on derivative instruments.

[2]	Balance sheet location: Current and Long-term Unrealized loss on derivative instruments.

[3]	Interest rate swap contracts are only held at Puget Energy.

[4]
PSE had a net derivative liability and an offsetting regulatory asset of $32.2 million at March 31, 2013 and $96.0 million at December 31, 2012 related to contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers. All fair value adjustments on derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980, “Regulated Operations” (ASC 980) due to the Purchased Gas Adjustment (PGA) mechanism.

For further details regarding the fair value of derivative instruments, see Note 4.

ASU 2013-01 requires disclosure of both gross and net information for recognized derivative assets and liabilities. It is the Company's policy to record all derivative transactions on a gross basis at the contract level, without offsetting assets or liabilities. The Company generally enters into transactions using the following master agreements: (1) WSPP, Inc. (WSPP) agreement - standardized power sales contract in the electric industry; (2) International Swaps and Derivatives Association (ISDA) agreements - standardized financial gas and electric contracts; and (3) North American Energy Standards Board (NAESB) agreements - standardized physical gas contracts. The Company believes that such agreements reduce credit risk exposure because such agreements provide for the netting and offsetting of monthly payments as well as right of set-off in the event of counterparty default, termination payments. The set-off provision can be used as a final settlement of accounts which extinguishes the mutual debts owed between the parties in exchange for a new net amount.

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
At March 31, 2013 (Dollars in Thousands)	Gross Amount Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets
Energy Derivative Contracts	$34,862	$—	$34,862	$(26,785)	$—	$8,077
Liabilities
Energy Derivative Contracts	$113,219	$—	$113,219	$(26,785)	$—	$86,434
Interest Rate Swaps [2]	$19,966	$—	$19,966	$—	$—	$19,966

At December 31, 2012(Dollars in Thousands)	Gross Amount Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets
Energy Derivative Contracts	$21,683	$—	$21,683	$(14,126)	$—	$7,557
Liabilities
Energy Derivative Contracts	$239,271	$—	$239,271	$(14,126)	$—	$225,145
Interest Rate Swaps [2]	$21,524	$—	$21,524	$—	$—	$21,524
___________

[1]	All Derivative Contract deals are executed under ISDA, NAESB and WSPP Master Netting Agreements with Right of Offset.

[2]	Interest Rate Swap Contracts are only held at Puget Energy.

The following tables present the net unrealized (gain) loss and locations of the Company's derivative instruments recorded on the statements of income:

Puget Energy		Three Months Ended March 31,
(Dollars in Thousands)	Location	2013	2012
Interest rate contracts:	Other deductions	$1,028	$527
	Interest expense	(2,578)	(6,641)
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net [1]	75,692	(6,876)
	Electric generation fuel	(12,638)	(22,993)
	Purchased electricity	(31,485)	(45,413)
Total gain (loss) recognized in income on derivatives		$30,019	$(81,396)
___________

[1]
For the three months ended March 31, 2012, differs from the amounts stated in the statements of income as it does not include amortization related to contracts that were recorded at fair value at the time of the February 2009 merger and subsequently designated as NPNS of $2.2 million .

Puget Sound Energy		Three Months Ended March 31,
(Dollars in Thousands)	Location	2013	2012
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net	$72,740	$(10,135)
	Electric generation fuel	(12,638)	(22,993)
	Purchased electricity	(31,485)	(45,413)
Total gain (loss) recognized in income on derivatives		$28,617	$(78,541)

For derivative instruments previously designated as cash flow hedges (including both commodity contracts and interest rate swaps), the effective portion of the gain or loss on the derivative was recorded as a component of OCI, and then is reclassified into earnings in the same period(s) during which the hedged transaction affects earnings. Puget Energy and PSE expect $4.1 million and $2.2 million of losses in accumulated OCI will be reclassified into earnings within the next twelve months, respectively. As the Company has discontinued cash flow hedging and currently records all mark-to-market adjustments through earnings, there were no additional amounts deferred into OCI during 2013 or 2012. The unrealized gain or loss on derivative contracts is reported in the statement of cash flows under the operating section. However, at the time of the merger, all derivative contracts at Puget Energy were assessed to identify contracts that have a “more than an insignificant” fair value. If the fair value was greater than 10% of the notional value, the contract was deemed as having a financing element. For those contracts, the cash inflows (outflows) are presented in the financing activities section of the statement of cash flows. For the three months ending March 31, cash outflows related to financing activities of $26.0 million and $36.6 million were reported on the Puget Energy statement of cash flows for 2013 and 2012, respectively.

The following tables present the Company's pre-tax gain (loss) of derivatives that were in a previous cash flow hedge relationship, reclassified out of accumulated OCI into income:

Puget Energy		Three Months Ended March 31,
(Dollars in Thousands)	Location	2013	2012
Interest rate contracts:	Interest expense	$(1,314)	$(3,859)
Commodity contracts:
Electric derivatives	Electric generation fuel	—	100
	Purchased electricity	164	200
Total		$(1,150)	$(3,559)

Puget Sound Energy		Three Months Ended March 31,
(Dollars in Thousands)	Location	2013	2012
Interest rate contracts:	Interest expense	$(122)	$(122)
Commodity contracts:
Electric derivatives	Electric generation fuel	—	97
	Purchased electricity	(2,786)	(3,055)
Total		$(2,908)	$(3,080)

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
The Company monitors counterparties that have significant swings in credit default swap rates, have credit rating changes by external rating agencies, have changes in ownership or are experiencing financial distress. Where deemed appropriate, the Company may request collateral or other security from its counterparties to mitigate potential credit default losses. Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of March 31, 2013, approximately 99.9% of the Company's energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies and 0.1% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated.
As the Company generally enters into transactions using the WSPP, ISDA and NAESB master agreements, it believes that such agreements reduce credit risk exposure because they provide for the netting and offsetting of monthly payments and, in the event of counterparty default, termination payments.
The Company computes credit reserves at a master agreement level by counterparty (i.e., WSPP, ISDA, or NAESB). The Company considers external credit ratings and market factors, such as credit default swaps and bond spreads, in the determination of reserves. The Company recognizes that external ratings may not always reflect how a market participant perceives a counterparty's risk of default. The Company uses both default factors published by Standard & Poor's and factors derived through analysis of market risk, which reflect the application of an industry standard recovery rate. The Company selects a default factor by counterparty at an aggregate master agreement level based on a weighted average default tenor for that counterparty's deals. The default tenor is used by weighting the fair value and contract tenors for all deals for each counterparty to derive an average value. The default factor used is dependent upon whether the counterparty is in a net asset or a net liability position after applying the master agreement levels.
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. Moreover, the Company applies its own default factor to compute credit reserves for counterparties that are in a net liability position. Credit reserves are booked as contra accounts to unrealized gain (loss) positions. As of March 31, 2013, the Company was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the quarter. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. As of March 31, 2013, despite its net liability position, PSE was not required to post any collateral with any of its counterparties. Additionally, PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades.
The table below presents the fair value of the overall contractual contingent liability positions for the Company's derivative activity at March 31, 2013:

Puget Energy and Puget Sound Energy Contingent Feature (Dollars in Thousands)	Fair Value [1] Liability	Posted Collateral	Contingent Collateral
Credit rating [2]	$(23,515)	$—	$23,515
Requested credit for adequate assurance	(15,771)	—	—
Forward value of contract [3]	(625)	—	—
Total	$(39,911)	$—	$23,515
__________

[1]	Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

[3]	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(4)	Fair Value

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

Puget Energy	Carrying / Fair Value At March 31, 2013			Carrying / Fair Value At December 31, 2012
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and Cash Equivalents	$—	$113,988	$113,988	$105,000	$30,542	$135,542
Restricted Cash	896	2,205	3,101	914	2,786	3,700
Notes Receivable and Other	—	55,397	55,397	—	63,802	63,802
Total assets	$896	$171,590	$172,486	$105,914	$97,130	$203,044
Liabilities:
Short Term Debt	$25,000	$—	$25,000	$181,000	$—	$181,000
Long Term Debt (variable rate) net of discount	—	—	—	—	—	—
Total liabilities	$25,000	$—	$25,000	$181,000	$—	$181,000

Puget Sound Energy	Carrying / Fair Value At March 31, 2013			Carrying / Fair Value At December 31, 2012
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and Cash Equivalents	$—	$113,947	$113,947	$105,000	$30,530	$135,530
Restricted Cash	896	2,205	3,101	914	2,786	3,700
Notes Receivable and Other	—	55,397	55,397	—	63,802	63,802
Total assets	$896	$171,549	$172,445	$105,914	$97,118	$203,032
Liabilities:
Short Term Debt	$25,000	$—	$25,000	$181,000	$—	$181,000
Short Term Debt owed to parent	—	29,598	29,598	—	29,598	29,598
Total liabilities	$25,000	$29,598	$54,598	$181,000	$29,598	$210,598

The fair value of the junior subordinated and long-term notes were estimated using the discounted cash flow method with U.S. Treasury yields and Company credit spreads as inputs, interpolating to the maturity date of each issue. Carrying values and estimated fair values were as follows:

Puget Energy		March 31, 2013		December 31, 2012
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$266,968	$250,000	$264,842
Long-term debt (fixed-rate), net of discount	2	4,665,278	6,117,038	4,662,200	6,197,179
Long-term debt (variable-rate), net of discount	2	405,000	405,000	434,000	434,000
Total		$5,320,278	$6,789,006	$5,346,200	$6,896,021

Puget Sound Energy		March 31, 2013		December 31, 2012
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$266,968	$250,000	$264,842
Long-term debt (fixed-rate), net of discount	2	3,526,258	4,522,526	3,526,258	4,628,509
Total		$3,776,258	$4,789,494	$3,776,258	$4,893,351

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis and the reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy. The Company did not have any transfers between Level 2 and Level 1 during the three months ended March 31, 2013 and 2012.

Puget Energy	Fair Value			Fair Value
	At March 31, 2013			At December 31, 2012
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Interest rate derivative instruments	$19,966	$—	$19,966	$21,524	$—	$21,524
Total derivative liabilities	$19,966	$—	$19,966	$21,524	$—	$21,524

Puget Energy and Puget Sound Energy	Fair Value			Fair Value
	At March 31, 2013			At December 31, 2012
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$7,500	$8,632	$16,132	$1,259	$8,298	$9,557
Natural gas derivative instruments	13,837	4,893	18,730	6,769	5,357	12,126
Total assets	$21,337	$13,525	$34,862	$8,028	$13,655	$21,683
Liabilities:
Electric derivative instruments	$27,166	$35,074	$62,240	$88,971	$42,221	$131,192
Natural gas derivative instruments	44,552	6,427	50,979	101,119	6,960	108,079
Total liabilities	$71,718	$41,501	$113,219	$190,090	$49,181	$239,271

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
Level 3 Roll-Forward Net (Liability)	2013			2012
(Dollars in Thousands)	Electric	Gas	Total	Electric	Gas	Total
Balance at beginning of period	$(33,924)	$(1,602)	$(35,526)	$(90,311)	$(5,041)	$(95,352)
Changes during period
Realized and unrealized energy derivatives:
Included in earnings [1]	1,598	—	1,598	(21,947)	—	(21,947)
Included in regulatory assets / liabilities	—	674	674	—	(1,283)	(1,283)
Settlements [2]	6,384	(733)	5,651	21,042	(218)	20,824
Transferred into Level 3	(7,700)	—	(7,700)	(16,874)	—	(16,874)
Transferred out of Level 3	7,200	127	7,327	726	3,375	4,101
Balance at end of period	$(26,442)	$(1,534)	$(27,976)	$(107,364)	$(3,167)	$(110,531)
_________

[1]
Income Statement location: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $1.4 million and $(19.0) million for the three months ended March 31, 2013 and 2012, respectively.

2 The Company had no purchases, sales or issuances during the reported periods.

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
The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts. Below are the forward price ranges for the Company's purchased commodity contracts, as of March 31, 2013:

(Dollars in Thousands)
	Fair Value				Range
Derivative Instrument	Assets [1]	Liabilities [1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$8,632	$35,074	Discounted cash flow	Power Prices	$8.48 per MWh	$47.07 per MWh	$33.57 per MWh
Natural gas	$4,893	$6,427	Discounted cash flow	Natural Gas Prices	$3.44 per MMBtu	$4.91 per MMBtu	$4.25 per MMBtu
__________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At March 31, 2013, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $20.8 million.

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
The following tables summarize the Company’s net periodic benefit cost for the three months ended March 31, 2013 and 2012:

Puget Energy
Three Months Ended March 31,	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$4,709	$4,235	$375	$268	$34	$38
Interest cost	6,194	6,442	511	538	176	187
Expected return on plan assets	(9,851)	(9,001)	—	—	(108)	(108)
Amortization of prior service cost	(495)	(495)	(4)	—	—	—
Amortization of net loss (gain)	650	149	365	176	17	9
Net periodic benefit cost	$1,207	$1,330	$1,247	$982	$119	$126

Puget Sound Energy
Three Months Ended March 31,	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$4,709	$4,235	$375	$268	$34	$38
Interest cost	6,194	6,442	511	538	176	187
Expected return on plan assets	(10,249)	(10,333)	—	—	(108)	(108)
Amortization of prior service cost	(393)	(393)	(4)	73	8	9
Amortization of net loss (gain)	5,085	3,717	548	358	(34)	(60)
Amortization of transition obligation	—	—	—	—	—	12
Net periodic benefit cost	$5,346	$3,668	$1,430	$1,237	$76	$78

The following table summarizes the Company’s change in benefit obligation for the periods ended March 31, 2013 and December 31, 2012:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended	Year Ended	Three Months Ended	Year Ended	Three Months Ended	Year Ended
(Dollars in Thousands)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Change in benefit obligation:
Benefit obligation at beginning of period	$616,290	$565,997	$51,795	$48,370	$17,672	$16,436
Service cost	4,709	16,926	375	1,073	34	139
Interest cost	6,194	25,986	511	2,152	177	751
Amendment	—	—	—	(122)	—	—
Actuarial loss/(gain)	—	40,914	—	5,483	—	1,199
Benefits paid	(9,625)	(33,533)	(444)	(5,161)	(420)	(1,523)
Medicare part D subsidiary received	—	—	—	—	—	670
Benefit obligation at end of period	$617,568	$616,290	$52,237	$51,795	$17,463	$17,672

The fair value of the Company’s qualified pension plan assets was $558.4 million and $531.2 million at March 31, 2013 and December 31, 2012, respectively.
The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2013 are expected to be at least $20.4 million, $5.0 million and $0.8 million, respectively. During the three months ended March 31, 2013, the Company contributed $5.1 million, $0.4 million and $0.4 million to fund the qualified pension plan, SERP and the other postretirement plan, respectively.

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
On June 1, 2012, PSE filed with the Washington Commission a petition seeking an Accounting Order authorizing PSE to change the existing natural gas conservation tracker mechanism into a rider mechanism to be consistent with the electric conservation program recovery. The accounting petition requested the ability to recover the costs associated with the Company's current gas conservation programs via transfers from amounts deferred for the overrecovery of commodity costs in the Company's PGA mechanism. The Washington Commission granted PSE's accounting petition on June 28, 2012. The approved accounting petition resulted in an increase to gas conservation revenues of $6.9 million and an increase to conservation amortization expense of $6.6 million, the difference being recognized as revenue sensitive taxes.
On October 31, 2012, the Washington Commission approved PSE's PGA natural gas tariff filing and allowed the rates to go into effect on November 1, 2012 on a temporary basis subject to revision. The rates resulted in a decrease to the rates charged to customers under the PGA. At a recessed open meeting on April 5, 2013, the Washington Commission approved a motion that would allow the proposed rates to be made permanent. A final order is pending as of the issuance date of this report. The estimated revenue impact of the approved change is a decrease of $77.0 million, or 7.7% annually. The rate adjustment has no impact on PSE's net income.
On January 31, 2013, the Washington Commission approved a rate change to the PSE's Federal Incentive Tracker tariff, effective February 1, 2013, which incorporated the effects of the Treasury Grant related to the Lower Snake River wind generation project and keeping the ten year amortization period and inclusion of interest on the unamortized balance of the grants. The rate change will pass through 11 months of amortization for both grants to eligible customers over 11 months beginning February 1, 2013, including grant amortization pass-back of $34.6 million and interest pass-back of $23.8 million. This represents an overall average rate decrease of 2.76%.

(7)	Litigation

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

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2, and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, Sierra Club and Montana Environmental Information Center (MEIC) filed a Clean Air Act citizen suit against all Colstrip owners (including PSE) alleging 39 claims for relief, most which relate to alleged prevention of significant deterioration (PSD) violations. One claim relates to the alleged failure to update the Title V permit to reflect the major modifications alleged in the first thirty-six claims, another claim alleges that the previous Title V compliance certifications have been incomplete because they did not address the alleged major modifications, and the last claim alleges opacity violations since 2007. The lawsuit was filed in U.S. District of Montana, Billings Division requesting injunctive relief and civil penalties, including a request that the owners remediate environmental damage and that $100,000 of the civil penalties be used for beneficial mitigation projects. This lawsuit followed various Notices of Intent to Sue sent to Colstrip owners (including PSE) from the Sierra Club and the MEIC on July 25, 2012, amended August 30, 2012, September 27, 2012 and December 1, 2012.  PSE is evaluating the allegations set forth in the notices and cannot at this time predict the outcome of this matter.

Other Proceedings
The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business. The Company has recorded reserves of $3.5 million and $3.4 million relating to these claims as of March 31, 2013 and December 31, 2012, respectively.

(8)	Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) by component for the three months ended March 31, 2013:

Puget Energy	Net unrealized gain (loss) on interest rate swaps	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments
Changes in AOCI, net of tax
(Dollars in Thousands)				Total
Balance at December 31, 2012	$(3,022)	$(29,065)	$(742)	$(32,829)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	854	347	(107)	1,094
Net current-period other comprehensive income (loss)	854	347	(107)	1,094
Balance at March 31, 2013	$(2,168)	$(28,718)	$(849)	$(31,735)

Puget Sound Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments	Net unrealized gain (loss) on treasury interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)				Total
Balance at December 31, 2012	$(175,998)	$(4,576)	$(6,624)	$(187,198)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	3,386	1,811	79	5,276
Net current-period other comprehensive income (loss)	3,386	1,811	79	5,276
Balance at March 31, 2013	$(172,612)	$(2,765)	$(6,545)	$(181,922)

Details about these reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2013 are as follows:

Puget Energy
(Dollars in Thousands)
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income (loss) is presented
Net unrealized gain (loss) on interest rate swaps
Interest rate contracts	$(1,314)	Interest expense
	460	Tax (expense) or benefit
	$(854)	Net of Tax
Net unrealized gain (loss) and prior service cost on pension plans
Amortization of prior service cost	499	[1]
Amortization of net gain (loss)	(1,032)	[1]
	(533)	Total before tax
	186	Tax (expense) or benefit
	$(347)	Net of Tax
Net unrealized gain (loss) on energy derivative instruments
Commodity contracts: electric derivatives	164	Purchased electricity
	(57)	Tax (expense) or benefit
	$107	Net of Tax
Total reclassification for the period	$(1,094)	Net of Tax
__________
1 These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5 for additional details).

Puget Sound Energy
(Dollars in Thousands)
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income (loss) is presented
Net unrealized gain (loss) and prior service cost on pension plans
Amortization of prior service cost	$389	[1]
Amortization of net gain (loss)	(5,599)	[1]
	(5,210)	Total before tax
	1,824	Tax (expense) or benefit
	$(3,386)	Net of Tax
Net unrealized gain (loss) on energy derivative instruments
Commodity contracts: electric derivatives	(2,786)	Purchased electricity
	975	Tax (expense) or benefit
	$(1,811)	Net of Tax
Net unrealized gain (loss) on treasury interest rate swaps
Interest rate contracts	(122)	Interest expense
	43	Tax (expense) or benefit
	$(79)	Net of Tax
Total reclassification for the period	$(5,276)	Net of Tax
__________
1 These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5 for additional details).

(9)	Other

Jefferson County Public Utility District (JPUD). The Company completed the sale of its electric infrastructure assets located in Jefferson County and the transition of electrical services in the county to JPUD on March 31, 2013. The proceeds from the sale, which will be subject to a further true-up of certain related costs and reimbursement amounts 90 days from the date of the transaction exceed the transferred assets' net carrying value of $46.4 million resulting in a pre-tax gain of approximately $61.8 million. In its 2010 order on the subject, the Washington Commission stated that the Company must file an accounting and ratemaking petition with the Washington Commission to determine how this gain will be allocated between customers and shareholders. As a result, the gain was deferred and recorded as a regulatory liability until the Washington Commission determines the accounting and ratemaking treatment. The Company expects to complete this filing in the third quarter of 2013.
For federal income tax purposes, the Company has elected to treat the transaction as an involuntary conversion under the Internal Revenue Code which allows tax deferral on the gain if PSE acquires qualified replacement property by December 31, 2015. Based on PSE's current construction program projection,  it should have qualified replacement property; however, there can be no assurance that PSE will meet the requirement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc.'s (Puget Energy) and Puget Sound Energy, Inc.'s (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part 1, Item 1A in Puget Energy's and Puget Sound Energy's Form 10-K for the period ended December 31, 2012. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the United States Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

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
The Company's strategy is to be a safe, dependable, and efficient utility. The Company strives to be world-class in safety for employees, customers and communities, and is committed to providing exceptional customer service, investing in technology to enhance customer service, assisting in the professional development of its workforce, working with stakeholders to ensure timely and consistent regulatory support, and driving necessary changes to maintain the financial strength of the Company.
These investments and commitments related to utility infrastructure and customer service may give rise to expenditures, which may not be recovered on a timely basis through the ratemaking process.  Additionally, Washington state law requires PSE to pursue conservation initiatives that promote efficient use of energy. This mandate negatively impacts financial performance due to the lost sales margins arising from reduced energy sales. To mitigate the “regulatory lag” and costs associated with conservation initiatives, the Company is focused on the following initiatives:

•	Develop an Expedited Rate Filing (ERF) process that would reduce the regulatory lag.

•	Establish a decoupling mechanism to allow recovery of lost margins from conservation initiatives.

•	Design a pipeline integrity program that would accelerate and enhance the safety of the gas system and ultimately reduce costs.
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
For the three months ended March 31, 2013, as compared to the same period in 2012, PSE's net income was affected primarily by the following factors: (1) an unrealized gain in derivatives instruments for energy contracts compared to an unrealized loss for the same period in the prior year; (2) lower power costs; (3) an increase in electric margin; and (4) a decrease in natural gas margin.
Further detail on each of these primary drivers, as well as other factors affecting performance, is set forth in this “Overview” section, as well as in other sections of the Management's Discussion & Analysis.

Factors and Trends Affecting PSE's Performance. PSE's regulatory requirements and operational needs require the investment of substantial capital in 2013 and future years. Because PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process. Further, PSE's financial performance is heavily influenced by general economic conditions in its service territory, which affect customer growth and use-per-customer and thus utility sales, as well as by its customers' conservation investments, which to reduce energy sales. The principal business, economic and other factors that affect PSE's operations and financial performance include:

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
The graduated scale is as follows:

Annual Power Cost Variability	Customers’ Share	Company’s Share
+/- $20 million	0%	100%
+/- $20 million - $40 million	50	50
+/- $40 million - $120 million	90	10
+/- $120 + million	95	5

PSE had a favorable PCA imbalance for the three months ended March 31, 2013 which was $15.3 million below the “power cost baseline” level, of which no amount was apportioned to customers. This compares to a favorable imbalance for the three months ended March 31, 2012 of $31.6 million, of which $5.8 million was apportioned to customers.
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

Current Rate Proceedings
PSE filed a settlement agreement with the Washington Commission on March 22, 2013. The agreement is intended to settle all issues regarding decoupling, expedited rate filing (ERF) including a property tax tracker, and the power purchase agreement with TransAlta Centralia. The Washington Commission has placed these filings under a common procedural schedule. Hearings are scheduled May 16, 2013 and final orders are anticipated in mid-to-late June 2013.

Decoupling. On October 25, 2012, PSE and the Northwest Energy Coalition (NWEC) filed a petition for an order seeking approval of an electric and a natural gas decoupling mechanism for the recovery of its delivery-system costs and authority to record accounting entries associated with the mechanisms. After the petition and supporting testimony were filed, the Washington Commission held two technical conferences to allow interested stakeholders to further discuss the proposed decoupling mechanisms. PSE also responded to inquiries of interested stakeholders seeking additional information about the decoupling proposal.
On March 4, 2013, PSE and NWEC, taking this process into account, reached an agreement on certain modifications to the decoupling mechanisms and filed an amended petition and testimony in support of these modifications to the original decoupling proposal. The Commission’s regulatory staff (Commission Staff) filed testimony in support of the revised proposal on the same day.

Expedited Rate Filing. On February 4, 2013, PSE filed revised tariff sheets seeking to update its rates established in general rate proceedings in May 2012. The ERF filing is limited in scope and rate impact. This filing is primarily intended to establish baseline rates on which the decoupling mechanisms are proposed to operate. Within the ERF is a proposal for the recovery of PSE’s property tax expenses through a separate rate tracker.
Included in the amended decoupling petition is a rate plan that would allow PSE an opportunity to earn its authorized rate of return without the need for another general rate case process over the plan period. The rate plan includes predetermined annual increases to PSE's allowed electric and gas revenue. Under this plan, PSE, with limited exceptions, would be allowed to file its next general rate case no sooner than April 1, 2015 and no later than April 1, 2016 unless agreed to otherwise by the parties. PSE would continue to be authorized to file for rate changes under existing rate mechanisms such as the PCA and the PGA, during the rate plan period.

TransAlta Centralia Agreement. In 2012, PSE executed a power purchase agreement with TransAlta Centralia for the purchase of up to 380 MW of coal transition power (Centralia Agreement). PSE filed a petition for approval of the Centralia agreement and recovery of related acquisition costs. The Washington Commission issued an order granting PSE's petition which contained conditions that have left PSE with a level of uncertainty such that it would terminate the contract. PSE then subsequently filed for reconsideration of the order which is pending before the Washington Commission as of the issuance date of this report.

If the settlement agreement is approved as proposed, the ERF proposal would produce an additional $31.9 million in estimated annual electric revenue and reduce estimated annual gas revenue by $1.2 million. The property tax tracker proposed as part of the ERF will initially produce little or no incremental revenue, but is intended to reduce regulatory lag associated with the recovery of future increases in property tax expenses. The decoupling settlement proposal would increase electric revenue by $21.2 million annually and $10.8 million annually in gas revenue. The allowed decoupling revenue per customer would subsequently increase by 3.0% for electric customers and 2.2% for gas customers on January 1 of each year until the conclusion of PSE’s next general rate case. The settlement agreement would also resolve the uncertainty related to the Centralia Agreement and would result in the costs and equity component of the contract being eligible for recovery and deferral in PSE’s PCA mechanism beginning in December 2014.

Weather Conditions. Weather conditions in PSE's service territory have a significant impact on customer energy usage, affecting PSE's revenue and energy supply expenses. PSE's operating revenue and associated energy supply expenses are not generated evenly throughout the year. While both PSE's electric and natural gas sales are generally greatest during winter months, variations in energy usage by customers occur from season to season and month to month within a season, primarily as a result of weather conditions. PSE normally experiences its highest retail energy sales, and subsequently higher power costs, during the winter heating season in the first and fourth quarters of the year and its lowest sales in the third quarter of the year. Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult. PSE reported lower customer usage in the three months ended March 31, 2013 primarily due to Pacific Northwest temperatures being warmer as compared to the same period in the prior year. The actual average temperature during the three months ended March 31, 2013 was 43.44 degrees, or 1.38 degrees warmer than the same period in the prior year, and 0.55 degrees cooler when compared to the historical average.

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
Compliance with these or other future regulations, such as those pertaining to climate change and generation by-products, could require significant capital expenditures by PSE and may adversely affect PSE's financial position, results of operations, cash flows and liquidity.

Other Challenges and Strategies
Energy Supply. As noted in PSE's Integrated Resource Plan (IRP) filed with the Washington Commission, PSE projects future energy needs will begin to exceed current resources by 2015 from long-term power purchase agreements and Company-controlled power resources.  The IRP identifies reductions in contractual supplies of energy and capacity available under certain long-term power purchase agreements, requiring replacement of supplies to meet projected demands.  Therefore, PSE’s IRP sets forth a multi-part strategy of implementing energy efficiency programs and pursuing additional renewable resources (primarily wind) and additional base load natural gas-fired generation to meet the growing needs of its customers.  If PSE cannot acquire needed energy supply resources at a reasonable cost, it may be required to purchase additional power in the open market at a cost that could, in the absence of regulatory relief, significantly increase its expenses and reduce earnings and cash flows.
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
Energy Efficiency Related Lost Sales Margin. PSE's sales, margins, earnings and cash flow are adversely affected by its energy efficiency programs, many of which are mandated by law. The Company is evaluating strategies and other means to reduce or eliminate these adverse financial effects such as the decoupling mechanism petition discussed in the "Settlement Agreement" section.
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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE's results of operations:

	Three Months Ended March 31,
Puget Sound Energy (Dollars in Thousands)	2013	2012	Favorable/ (Unfavorable)
Operating revenue:
Electric
Residential sales	$360,918	$362,479	(0.4)%
Commercial sales	225,956	230,199	(1.8)
Industrial sales	26,810	27,952	(4.1)
Other retail sales, including unbilled revenue	(11,282)	(15,130)	25.4
Total retail sales	602,402	605,500	(0.5)
Transportation sales	1,846	2,466	(25.1)
Sales to other utilities and marketers	8,986	7,046	27.5
Other	1,400	(3,485)	*
Total electric operating revenue	614,634	611,527	0.5
Gas
Residential sales	261,184	296,795	(12.0)
Commercial sales	106,557	120,880	(11.8)
Industrial sales	9,718	10,886	(10.7)
Total retail sales	377,459	428,561	(11.9)
Transportation sales	4,061	3,921	3.6
Other	3,245	3,484	(6.9)
Total gas operating revenue	384,765	435,966	(11.7)
Non-utility operating revenue	308	1,019	(69.8)
Total operating revenue	999,707	1,048,512	(4.7)
Operating expenses:
Energy costs
Purchased electricity	175,043	199,115	12.1
Electric generation fuel	59,087	69,937	15.5
Residential exchange	(22,551)	(23,335)	(3.4)
Purchased gas	189,983	233,519	18.6
Net unrealized (gain) loss on derivative instruments	(72,740)	10,135	*
Utility operations and maintenance	129,235	128,046	(0.9)
Non-utility expense and other	3,091	3,230	4.3
Depreciation	88,178	79,006	(11.6)
Amortization	5,744	13,343	57.0
Conservation amortization	34,107	34,402	0.9
Taxes other than income taxes	99,943	99,869	(0.1)
Total operating expenses	689,120	847,267	18.7
Operating income (loss)	310,587	201,245	54.3
Other income	12,012	14,933	(19.6)
Other expense	(1,542)	(3,754)	58.9
Interest expense	(61,358)	(53,493)	(14.7)
Income (loss) before income taxes	259,699	158,931	63.4
Income tax (benefit) expense	79,761	46,215	(72.6)
Net income (loss)	$179,938	$112,716	59.6%
__________

*	Not meaningful

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

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE's service territory. The following table displays the details of PSE's electric margin changes:

	Three Months Ended March 31,
Electric Margin (Dollars in Thousands)	2013	2012	Favorable/ (Unfavorable)
Electric operating revenue:
Residential sales	$360,918	$362,479	(0.4)%
Commercial sales	225,956	230,199	(1.8)
Industrial sales	26,810	27,952	(4.1)
Other retail sales, including unbilled revenues	(11,282)	(15,130)	25.4
Total retail sales	602,402	605,500	(0.5)
Transportation sales	1,846	2,466	(25.1)
Sales to other utilities and marketers	8,986	7,046	27.5
Other	1,400	(3,485)	*
Total electric operating revenues[1]	614,634	611,527	0.5
Minus power costs:
Purchased electricity[1]	175,043	199,115	12.1
Electric generation fuel[1]	59,087	69,937	15.5
Residential exchange[1]	(22,551)	(23,335)	(3.4)
Total electric power costs	211,579	245,717	13.9
Electric margin[2]	$403,055	$365,810	10.2%
______________

[1]	As reported on PSE’s Consolidated Statement of Income.

[2]	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.

*	Not meaningful

Electric margin increased $37.2 million, or 10.2%, to $403.1 million from $365.8 million for the three months ended March 31, 2013, as compared to the same period in 2012. Following is a discussion of significant items that impact electric operating revenue and electric energy costs, which are included in electric margin:

Electric Operating Revenue
Electric operating revenues increased $3.1 million, or 0.5%, to $614.6 million from $611.5 million for the three months ended March 31, 2013, as compared to the same period in 2012. The increase in operating revenues was primarily due to higher miscellaneous operating revenues of $4.9 million and higher sales to other utilities and marketers of $1.9 million, which were partially offset by lower electric retail sales of $3.1 million. These items are discussed in detail below.
Electric retail sales decreased $3.1 million, or 0.5%, to $602.4 million from $605.5 million for the three months ended March 31, 2013, as compared to the same period in 2012. The decrease in electric retail sales was primarily due to a revenue decrease of $12.3 million due to lower retail electricity usage of 125,093 MWhs, or 2.0%, as a result of warmer average temperatures in PSE's service territory during the three months ended March 31, 2013, as compared to the same period in the prior year (see discussion in the section entitled "Weather Conditions"); and a net revenue increase of $9.2 million due to the electric rate increase effective May 14, 2012 (average 3.2% increase), offset by the rate decrease due to PSE's Federal Incentive Tracker tariff, effective July 3, 2012 (average 0.24% decrease) and February 1, 2013 (average 2.76% decrease), and various other pass-through tariff items that have no impact on net earnings.
Sales to other utilities and marketers increased $1.9 million, or 27.5%, to $9.0 million from $7.0 million for the three months ended March 31, 2013, as compared to the same period in 2012. The increase was primarily driven by an increase of $1.8 million due to higher wholesale electricity prices, and an increase of $0.1 million due to an increase in sales volumes of 5,763 MWhs, or 1.8%, for the three months ended March 31, 2013.
Other electric operating revenue increased $4.9 million to a revenue of $1.4 million from a loss of $3.5 million for the three months ended March 31, 2013, as compared to the same period in 2012. The increase was primarily the result of a higher transmission revenue of $3.1 million and lower losses on non-core gas sales of $0.3 million for the three months ended March 31, 2013.
Electric Energy Costs
Purchased electricity expense decreased $24.1 million, or 12.1%, to $175.0 million from $199.1 million for the three months ended March 31, 2013, as compared to the same period in 2012. The decrease was primarily the result of a decrease of $18.7 million related to the expiration of a high cost long-term firm purchase contract that was replaced with lower market price power and wind generation, a decrease of $5.8 million due to a decrease in the overrecovery of power costs, which is shared with customers in accordance with the PCA mechanism, and a decrease of $4.9 million due to a decrease in additional costs recognized in order to offset the deferral of variable costs related to the Lower Snake River project prior to the inclusion of the plant in rates. Partially offsetting the decrease was an increase of $4.1 million credits related to Ferndale market price offset for the three months ended March 31, 2013, which provides the customer an offset for the market power purchases built into current rates that will not be incurred during the deferral period.
To meet customer demand, PSE economically dispatches resources in its power supply portfolio, such as, fossil-fuel generation, owned and contracted hydroelectric capacity and energy and long-term contracted power. However, depending principally upon availability of hydroelectric and wind energy, plant availability, fuel prices and/or changing load as a result of weather, PSE may sell surplus power or purchase deficit power in the wholesale market. PSE manages its regulated power portfolio through short-term and intermediate-term off-system physical purchases and sales as well as through other risk management techniques.
Electric generation fuel expense decreased $10.9 million, or 15.5%, to $59.1 million from $69.9 million for the three months ended March 31, 2013, as compared to the same period in 2012. The decrease was primarily due to a decrease of $14.5 million in fuel expense at PSE's combustion turbine facilities. For the three months ended March 31, 2013, electric generation at combustion turbine facilities decreased 50,035 MWhs, or 4.7%, primarily due to an increase of 86,270 MWhs, or 19.6%, wind generation, as compared to the same period in 2012. Additionally, the decrease was offset by an increase of $3.6 million in fuel expense at the Colstrip facility as its electric generation increased 254,263 MWhs, or 22.5%, for the three months ended March 31, 2013, as compared to the same period in 2012.

Natural Gas Margin
Gas margin is natural gas sales to retail and transportation customers less the cost of natural gas purchased, including transportation costs to bring natural gas to PSE's service territory. The following table displays the details of PSE's natural gas margin:

	Three Months Ended March 31,
Natural Gas Margin (Dollars in Thousands)	2013	2012	Favorable/ (Unfavorable)
Gas operating revenue:
Residential sales	$261,184	$296,795	(12.0)%
Commercial sales	106,557	120,880	(11.8)
Industrial sales	9,718	10,886	(10.7)
Total retail sales	377,459	428,561	(11.9)
Transportation sales	4,061	3,921	3.6
Other	3,245	3,484	(6.9)
Total gas operating revenues[1]	384,765	435,966	(11.7)
Minus purchased gas costs[1]	189,983	233,519	18.6
Natural gas margin[2]	$194,782	$202,447	(3.8)%
______________

[1]	As reported on PSE's Consolidated Statement of Income.

[2]	Gas margin does not include any allocation for amortization/depreciation expense or electric generation operations and maintenance expense.

Natural gas margin decreased $7.7 million, or 3.8%, to $194.8 million from $202.4 million for the three months ended March 31, 2013, as compared to the same period in 2012. Following is a discussion of significant items of gas operating revenue and gas energy costs which are included in gas margin:

Gas Operating Revenue
Gas operating revenues decreased $51.2 million, or 11.7%, to $384.8 million from $436.0 million for three months ended March 31, 2013, as compared to the same period in 2012. The decrease was due primarily to lower natural gas retail sales as discussed in detail below.
Natural gas retail sales decreased $51.1 million, or 11.9%, to $377.5 million from $428.6 million for the three months ended March 31, 2013, as compared to the same period in 2012. The decrease was primarily due to a revenue decrease of $26.3 million due to lower therm sales of 23.2 million, or 6.1%, primarily due to warmer average temperatures (See discussion in the section entitled "Weather Conditions"); and a net revenue decrease of $24.8 million due to the PGA rate decrease effective November 1, 2012 (average 7.7% decrease) offset by the gas rate increase effective May 14, 2012 (average 1.3% increase). The PGA mechanism passes through to customers increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs. PSE's net income is not affected by changes under the PGA mechanism.

Gas Energy Costs
Purchased gas expenses decreased $43.5 million, or 18.6%, to $190.0 million from $233.5 million for the three months ended March 31, 2013, as compared to the same period in 2012. The decrease was primarily due to lower natural gas costs reflected in PGA rates effective November 1, 2012. Also contributing to the decrease was a reduction in customer usage of 6.1% as a result of warmer average temperatures for the three months ended March 31, 2013, as compared to the same period in 2012.
The PGA mechanism provides the rates used to determine natural gas costs based on customer usage. The rate decrease was the result of decreasing costs of wholesale natural gas. The PGA mechanism allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or liability, any natural gas supply and transportation costs that exceed or fall short of this expected natural gas cost amount in PGA mechanism rates, including accrued interest. PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances. A receivable balance in the PGA mechanism reflects an underrecovery of natural gas cost through rates. A payable balance reflects overrecovery of natural gas cost through rates. The PGA mechanism payable balance at March 31, 2013 was $26.9 million, which will be reflected on customers' bills through a future PGA rate filing.

Other Operating Expenses
Net unrealized gain on derivative instruments increased $82.9 million to a gain of $72.7 million during the three months ended March 31, 2013 from a loss of $10.1 million during the same period in 2012. The net gain for the three months ended March 31, 2013 is primarily due to a gain of $41.0 million related to the settlement of contracts with unrealized losses from previous periods, and a gain of $31.7 million due to the increase in natural gas and wholesale electricity prices from previously recorded losses. The average prices of electricity and natural gas, weighted based on PSE's derivative portfolio volumes, increased 12.1% and 6.7%, respectively, during the three months ended March 31, 2013.
Depreciation expense increased $9.2 million, or 11.6%, to $88.2 million from $79.0 million for the three months ended March 31, 2013, as compared to the same period in 2012. The increase was primarily due to additional capital expenditures placed into service, net of retirements, such as the Lower Snake River (LSR) wind generation facility which began commercial operations on February 29, 2012.
Amortization expense decreased $7.6 million, or 57.0%, to $5.7 million from $13.3 million for the three months ended March 31, 2013, as compared to the same period in 2012. The decrease was primarily due to deferral of Ferndale fixed costs of $2.0 million and amortization of LSR US Treasury Grant interests of $4.3 million for the three months ended March 31, 2013. There were no such credits during the same period in 2012.

Other Income and Interest Expense and Income Tax Expense
Other income decreased $2.9 million, or 19.6%, to $12.0 million from $14.9 million for the three months ended March 31, 2013, as compared to the same period in 2012. The decrease was primarily due to a decrease of $2.4 million in AFUDC income, mostly related to the decrease in average construction work in process for the three months ended March 31, 2013, as compared to the same period in 2012.
Other expense decreased $2.2 million, or 58.9%, to $1.5 million from $3.8 million for the three months ended March 31, 2013, as compared to the same period in 2012. The decrease was primarily due to a reduction of $2.4 million related to customer credits resulting from the outages due to the January 2012 winter storm.
Interest expense increased $7.9 million, or 14.7%, to $61.4 million from $53.5 million for the three months ended March 31, 2013, as compared to the same period in 2012. The increase was primarily due to an increase of $5.3 million in LSR US Treasury Grant interests for the three months ended March 31, 2013. In December 2012, the U.S. Treasury approved a Treasury Grant of $205.3 million related to LSR wind generation project. The Treasury Grant and the interest on its unamortized balance will be passed through to eligible customers as specified in PSE's Federal Incentive Tracker tariff, effective February 1, 2013. Also contributing to the increase is a decrease of $2.6 million in debt component of AFUDC for the three months ended March 31, 2013, primarily due to the decrease in average construction work in process.
Income tax expense increased $33.5 million, or 72.6%, to $79.8 million from $46.2 million for the three months ended March 31, 2013, as compared to the same period in 2012. The increase was primarily due to higher taxable income for the three months ended March 31, 2013, as compared to same period in 2012.

Puget Energy

Summary Results of Operations
All the operations of Puget Energy are conducted through its subsidiary PSE. Puget Energy's net income for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
Benefit/(Expense) (Dollars in Thousands)	2013	2012	Percent Change
PSE net income	$179,938	$112,716	59.6%
Other operating revenue	111	—	*
Net unrealized gain on energy derivative instruments	2,952	5,409	(45.4)
Non-utility expense and other	4,085	2,370	72.4
Other income	—	3	*
Non-hedging interest rate derivative expense	1,028	527	95.1
Interest expense [1]	(29,810)	(46,413)	35.8
Income tax benefit (expense)	9,171	13,868	33.9
Puget Energy net income	$167,475	$88,480	89.3%
__________

*	Not meaningful

[1]	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Puget Energy's net income for the three months ended March 31, 2013 was $167.5 million with operating revenue of $1.0 billion as compared to a net income of $88.5 million with operating revenue of $1.0 billion for the same period in 2012.
The following are significant factors that impacted Puget Energy's net income, which are not included in PSE's discussion:
Net unrealized gain on derivative instruments decreased $2.5 million, or 45.4%, to $3.0 million from $5.4 million for three months ended March 31, 2013, as compared to the same period in 2012, due to the effects of purchase accounting on derivative contracts in OCI of $0.3 million and the fair value amortization of NPNS derivative contracts of $2.2 million.
Interest expense decreased $16.6 million, or 35.8%, to $29.8 million from $46.4 million for the three months ended March 31, 2013, as compared to the same period in 2012. The decrease was primarily due to a write-off of the unamortized issuance costs of $13.2 million for the three months ended March 31, 2012, related to a retirement of the five-year term loan; a decrease of $3.6 million in mark-to-market gains on hedged interest rate swap contracts; a decrease of $3.2 million in interest expense related to hedged interest rate swap contracts; a decrease of $2.2 million in interest expense related to Puget Energy's revolving senior secured credit facility as its balance was reduced in 2012; and partially offset by an increase of $6.3 million in interest expense related to the senior secured notes of $450.0 million issued on June 15, 2012.

Capital Requirements
Contractual Obligations and Commercial Commitments
There have been no material changes to the contractual obligations set forth in Part II, Item 7 in Puget Energy's and PSE's combined annual report on Form 10-K for the year ended December 31, 2012.

The following are PSE’s and Puget Energy’s aggregate availability under commercial commitments as of March 31, 2013:

	Amount of Available Commitments Expiration Per Period
Commercial Commitments (Dollars in Thousands)	Total	2013	2014-2015	2016-2017	Thereafter
PSE liquidity facility [1]	$641,400	$—	$—	$—	$641,400
PSE energy hedging facility [1]	350,000	—	—	—	350,000
Inter-company short-term debt [2]	402	402	—	—	—
Total PSE commercial commitments	$991,802	$402	$—	$—	$991,400
Puget Energy revolving credit facility [3]	395,000	—	—	395,000	—
Less: Inter-company short-term debt elimination [2]	(402)	(402)	—	—	—
Total Puget Energy commercial commitments	$1,386,400	$—	$—	$395,000	$991,400
_____________

[1]
As of December 31, 2012, PSE had three credit facilities totaling $1.15 billion and no amount had been drawn. On February 4, 2013, PSE entered into two new credit facilities and terminated its previous three credit facilities. The new credit facilities provide, in aggregate, $1.0 billion of short-term liquidity needs. These facilities consist of a $650.0 million revolving liquidity facility (which includes a liquidity letter of credit facility and a swingline facility) for general corporate purposes, including a backstop to the Company's commercial paper program and a $350.0 million revolving energy hedging facility (which includes an energy hedging letter of credit facility). The $650.0 million liquidity facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. As of March 31, 2013, no amount was drawn and outstanding under PSE's $650.0 million liquidity facility. One letter of credit totaling $8.6 million in support of contracts was outstanding under the facility, and $25.0 million was outstanding under the commercial paper program. No amounts were drawn or outstanding (including letters of credit) under PSE's $350.0 million facility supporting energy hedging. Outside of the credit agreements, PSE had a $4.9 million letter of credit in support of a long-term transmission contract.

[2]	As of March 31, 2013, PSE had a revolving credit facility with Puget Energy in the form of a promissory note to borrow up to $30.0 million of which $29.6 million was drawn.

[3]
Concurrent with the closing of the new PSE credit facilities in February 2013, the Company reduced the size of Puget Energy's credit facility from $1.0 billion to $800.0 million. The Puget Energy revolving credit facility also has an accordion feature that, upon the banks' approval, would increase the size of the facility to $1.3 billion. All other terms and conditions of that facility remain unchanged. As of March 31, 2013, $405.0 million was drawn under the $800.0 million Puget Energy revolving credit facility.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  Construction expenditures, excluding equity AFUDC, were $168.3 million for the three months ended March 31, 2013.  Presently planned utility construction expenditures, excluding AFUDC, are as follows:

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
Snoqualmie Falls.  Under the Snoqualmie Falls hydroelectric facility’s federal operating license granted by the FERC in 2004 and amended in 2009, PSE is performing a major, three year redevelopment project to upgrade aging energy infrastructure, enhance park and recreation amenities and preserve cultural and historical artifacts.  This project will enable Snoqualmie Falls to continue to produce clean, renewable energy for decades to come.
The substantial upgrades and enhancements to its power-generating infrastructure include new generators, water-intake structures, penstocks and flow-control systems at Plant 1 and Plant 2.  The upgrades will boost the project’s authorized output (currently 44 megawatt (MW)) to 54 MW.  Plant 1 is now offline and is expected to return to service by the end of the third quarter in 2013.  Plant 2 returned to service on April 17, 2013. PSE has engaged a general contractor to perform this work on its behalf, pursuant to a guaranteed maximum price construction contract.
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

Capital Resources
Cash From Operations

Puget Sound Energy
Cash generated from operations for the three months ended March 31, 2013 increased by $71.0 million from $261.2 million generated during the same period in 2012.  The increase in cash flow was primarily due to the absence of storm costs in the first quarter of 2013 compared to $67.0 million incurred in 2012.

Puget Energy
Cash generated from operations for the three months ended March 31, 2013 was $323.8 million, an increase of $50.2 million from the $273.6 million generated during the three months ended March 31, 2012.  The increase is primarily due to cash provided by the operating activities of PSE as previously discussed of $71.0 million offset by an increase of Puget Energy bond interest payment of $14.8 million.

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
The credit agreements for these two replacement credit facilities contain similar terms and conditions and are syndicated among numerous lenders and mature in February 2018. The credit agreements contain usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to incur additional indebtedness and liens, issue equity, pay dividends, transact with affiliates and make asset dispositions and investments. The credit agreements also contain a financial covenant of total debt to total capitalization of 65% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of March 31, 2013, PSE was in compliance with all applicable covenants.
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
As of March 31, 2013, no amount was drawn and outstanding under PSE's $650.0 million liquidity facility. One letter of credit in the amount of $8.6 million in support of contracts was outstanding under the facility, and $25.0 million was outstanding under the commercial paper program. No amounts were drawn or outstanding (including letters of credit) under PSE's $350.0 million facility supporting energy hedging. Outside of the credit agreements, PSE had a $4.9 million letter of credit in support of a long-term transmission contract.

Demand Promissory Note.
On June 1, 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a Demand Promissory Note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy. Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE's outstanding commercial paper interest rate or PSE's senior unsecured revolving credit facility. Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. At March 31, 2013, the outstanding balance of the

Note was $29.6 million. The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE's financial statements.

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
The five-year revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains two financial covenants based on the following ratios: Group Funds From Operations (FFO) Coverage Ratio and Maximum Leverage Ratio, as defined in the agreement governing the senior secured credit facility. As of March 31, 2013, Puget Energy was in compliance with all applicable covenants.
The senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of March 31, 2013, $405.0 million was drawn and outstanding under the facility, the spread over LIBOR was 2.0% and the commitment fee was 0.375%. Puget Energy entered into interest rate swap contracts to manage the interest rate risk associated with the credit facility (see Note 3 and the "Interest Rate Risk" section in Item 3).

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE's electric and natural gas mortgage indentures. At March 31, 2013, approximately $578.7 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE's common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission. Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE's corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE's ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3 to one. The common equity ratio, calculated on a regulatory basis, was 49.1% at March 31, 2013 and the EBITDA to interest expense was 4.5 to one for the twelve months then ended.
PSE's ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default, or if the payment of dividends would result in an Event of Default (as defined in the facilities), such as failure to comply with certain financial covenants.
Puget Energy's ability to pay dividends is also limited by the merger order issued by the Washington Commission. Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy's ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2 to one. Puget Energy's EBITDA to interest expense was 2.9 to one for the twelve months ended March 31, 2013.
At March 31, 2013, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE's ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures. Under the most restrictive tests, at March 31, 2013, PSE could issue:

•
Approximately $1.3 billion of additional first mortgage bonds under PSE's electric mortgage indenture based on approximately $2.2 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at March 31, 2013; and

•
Approximately $259.0 million of additional first mortgage bonds under PSE's natural gas mortgage indenture based on approximately $380.0 million of gas bondable property available for issuance, subject to a combined gas and electric interest coverage test of 1.75 times net earnings available for interest and a gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at March 31, 2013.

At March 31, 2013, PSE had approximately $6.6 billion in electric and natural gas ratebase to support the interest coverage ratio limitation test for net earnings available for interest.
Upon approval of the merger in 2009, the Company was required to refinance its debt in place at the time of the merger. The Company has met this refinancing requirement as of March 31, 2013.

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

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2, and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, Sierra Club and Montana Environmental Information Center (MEIC) filed a Clean Air Act citizen suit against all Colstrip owners (including PSE) alleging 39 claims for relief, most which relate to alleged prevention of significant deterioration (PSD) violations, one claim relates to the alleged failure to update the Title V permit to reflect the major modifications alleged in the first thirty-six claims, another claim alleges that the previous Title V compliance certifications have been incomplete because they did not address the alleged major modifications, and the last claim alleges opacity violations since 2007. The lawsuit was filed in U.S. District of Montana, Billings Division requesting injunctive relief and civil penalties, including a request that the owners remediate environmental damage and that $100,000 of the civil penalties be used for beneficial mitigation projects. This lawsuit followed various Notices of Intent to Sue sent to Colstrip owners (including PSE) from the Sierra Club and the MEIC on July 25, 2012, amended August 30, 2012, September 27, 2012 and December 1, 2012.  PSE is evaluating the allegations set forth in the notices and cannot at this time predict the outcome of this matter.

Item 3.                      Quantitative and Qualitative Disclosure about Market Risk

Energy Portfolio Management

Accounting Standards Codification (ASC) 815, “Derivatives and Hedging” (ASC 815), requires a significant amount of disclosure regarding PSE’s derivative activities and the nature of their impact on PSE’s financial position, financial performance and cash flows.  The information in this Item 3 should serve as an accompaniment to Management’s Discussion and Analysis and Note 3 to the consolidated financial statements, included in Item 2 and Part 1 of this report, respectively.
PSE maintains energy risk policies and procedures to manage commodity price exposure and risks associated with its natural gas and electric portfolios.  PSE’s Energy Management Committee (EMC) establishes PSE’s risk management policies and procedures and monitors compliance.  The EMC is comprised of certain PSE officers and is overseen by the PSE Board of Directors.  It is not engaged in the business of assuming risk for the purpose of speculative trading.
PSE hedges open natural gas and electric positions to reduce the volatility risk in prices.  The exposure position is determined by using a probabilistic risk system that models 250 simulations of how PSE’s natural gas and power portfolios will perform under various weather, hydroelectric and unit performance conditions.  The objectives of the hedging strategy are to:

•	Ensure physical energy supplies are available to reliably and cost-effectively serve retail load;
•	Manage the energy portfolio prudently to serve retail load at overall least cost and limit undesired impacts on PSE’s customers and shareholders;
•	Reduce power costs by extracting the value of PSE’s assets; and
•	Meet the credit, liquidity, financing, tax and accounting requirements of PSE.

The nature of serving regulated electric customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks within the sharing mechanism of the PCA. PSE's natural gas retail customers are served by natural gas purchase contracts which expose PSE's customers to commodity price risks through the PGA mechanism. All purchased natural gas costs are recovered through customer rates with no direct impact on PSE. Therefore, wholesale market transactions and related hedging strategies are focused on reducing costs and risks where feasible thus reducing volatility in costs in the natural gas and electric portfolio. PSE's energy risk portfolio management function monitors and manages these risks using analytical models and tools. In order to manage risks effectively, PSE enters into forward physical electric and natural gas purchase and sale agreements, and floating-for-fixed swap contracts. The forward physical electric contracts are both fixed and variable (at index) while the physical natural gas contracts are variable with investment grade counterparties that do not require collateral calls on the contracts. To fix the price of wholesale electricity and natural gas, PSE may enter into floating-for-fixed swap (financial) contracts with various counterparties.
On July 1, 2009, Puget Energy and PSE elected to de-designate all energy related derivative contracts previously recorded as cash flow hedges for the purpose of simplifying its financial reporting. The contracts that were de-designated related to physical electric supply contracts and natural gas swap contracts to fix the price of natural gas for electric generation. For these contracts and for contracts initiated after such date, all mark-to-market adjustments are recognized through earnings. The amount previously recorded in accumulated OCI is transferred to earnings in the same period(s) during which the hedged transaction affects earnings or sooner if management determines that the forecasted transaction is probable of not occurring. As a result, the Company will continue to experience the earnings impact of these reversals from OCI in future periods.
The following table presents the Company's energy derivative instruments:

Puget Energy and Puget Sound Energy
(Dollars in thousands)	March 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Electric portfolio:
Current	$9,538	$37,714	$3,418	$93,097
Long-term	6,594	24,526	6,139	38,096
Total electric derivatives	$16,132	$62,240	$9,557	$131,193
Natural Gas portfolio:
Current	$10,872	$36,938	$3,451	$77,851
Long-term	7,858	14,041	8,675	30,227
Total natural gas derivatives	$18,730	$50,979	$12,126	$108,078
Total energy derivatives	$34,862	$113,219	$21,683	$239,271

For further details regarding both the fair value of derivative instruments and the impacts such instruments have on current period earnings and OCI (for cash flow hedges), see Notes 3 and 4 to the consolidated financial statements.
At March 31, 2013, the Company had total assets of $18.7 million and total liabilities of $51.0 million related to derivative contracts used to hedge the supply and cost of natural gas to serve natural gas customers. All fair value adjustments of derivatives relating to the natural gas business have been reclassified to a deferred account in accordance with ASC 980, “Regulated Operations” (ASC 980) due to the PGA mechanism. All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism. As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism. As the gains and losses in the electric portfolio are realized, they will be recorded as either purchased power costs or electric generation fuel costs under the PCA mechanism.
A hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative contracts by $44.3 million.

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
Where deemed appropriate, and when allowed under the terms of the agreements, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses. Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure. As of March 31, 2013, PSE held approximately $5.9 billion worth of standby letters of credit and parental guarantees in support of various electric and natural gas transactions.
It is possible that volatility in energy commodity prices could cause PSE to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, PSE could suffer a material financial loss. As of March 31, 2013, approximately 80.68% of PSE's energy and natural gas portfolio exposure, including Normal Purchase Normal Sale (NPNS) transactions, is with counterparties that are rated at least investment grade by the major rating agencies, while 19.32% are either rated below investment grade or are not rated by rating agencies. PSE assesses credit risk for counterparties that are not rated.
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
PSE monitors counterparties that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies or have changes in ownership. Counterparty credit risk impacts PSE's decisions on derivative accounting treatment. A counterparty may have a deterioration of credit below investment grade, potentially indicating it is no longer probable that it will fulfill its obligations under a contract (e.g., make a physical delivery upon the contracts maturity). If a forecasted transaction associated with cash flow hedge is probable of not occurring , PSE will reclassify the amounts deferred in accumulated OCI into earnings.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. The fair value of derivatives includes the impact of credit and non-performance reserves. As of March 31, 2013, the Company was in a net liability position with the majority of its counterparties, therefore the default factors of counterparties did not have a significant impact on reserves for the year. Despite its net liability position, PSE was not required to post any collateral with any of its counterparties. Additionally, PSE did not trigger collateral requirements with any of its counterparties, nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades.

Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, variable rate leases and anticipated long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may also enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts. As of March 31, 2013, Puget Energy had two interest rate swap contracts outstanding and PSE did not have any outstanding interest rate swap instruments.
At March 31, 2013, the fair value of the interest rate swaps was a $20.0 million pre-tax loss. This fair value considers the risk of Puget Energy's non-performance by using Puget Energy's incremental borrowing rate on unsecured debt over the risk-free rate in the valuation estimate. The ending balance in OCI includes a loss of $3.3 million pre-tax and $2.2 million after tax, related to the interest rate swaps previously designated as a cash flow hedge. The OCI balance relates to the loss that was recorded when the cash flow hedge was previously de-designated. Currently, all changes in market value are recorded in earnings instead of OCI.
A hypothetical 10% increase or decrease in interest rates would change the fair value of Puget Energy's interest rate swaps by $1.1 million.
The following table presents Puget Energy's interest rate swaps:

Puget Energy (Dollars in Thousands)	March 31, 2013	December 31, 2012
	Liabilities	Liabilities
Interest rate swaps:
Current	$6,545	$6,571
Long-term	13,421	14,953
Total interest rate swaps	$19,966	$21,524

From time to time, PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance. The ending balance in OCI related to the forward starting swaps and previously settled treasury lock contracts at March 31, 2013 was a net loss of $6.5 million after tax and accumulated amortization. This compares to an after-tax loss of $6.6 million in OCI as of December 31, 2012. All financial hedge contracts of this type are reviewed by an officer, presented to the Board of Directors or a committee of the Board, as applicable, and are approved prior to execution. PSE had no treasury locks or forward starting swap contracts outstanding at March 31, 2013.

Item 4.                      Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II                    OTHER INFORMATION

Item 1.                      Legal Proceedings

For details on legal proceedings, see the Litigation footnote in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q.  Contingencies arising out of the normal course of PSE’s business existed as of March 31, 2013.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of these matters.

Item 1A.                  Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A in Puget Energy’s and PSE’s Form 10-K for the period ended December 31, 2012.

Item 6.                      Exhibits

Included in the Exhibit Index are a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Michael J. Stranik
Michael J. Stranik Controller and Principal Accounting Officer
Date:	May 7, 2013	Officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

12.1*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2008 through 2012 and 12 months ended March 31, 2013).
12.2*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2008 through 2012 and 12 months ended March 31, 2013).
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
Financial statements from the quarterly report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended March 31, 2013, filed on May 7, 2013 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), and (iv) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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